Form 10KSB
period 2000-12-31
EXPRESSIONS GRAPHICS INC
filed 2001-04-17
CIK 1112412

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-KSB

[X] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2000

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from _____________ to _________________

Commission file number 333-38976
Expressions Graphics, Inc.
(Exact name of small business issuer as specified in its charter)

Nevada 88-0448389
(State or other jurisdiction of (IRS Employer Identification #)
incorporation or organization)

5300 W. Sahara, Suite 101
Las Vegas, Nevada 89146
(Address of principal executive offices)

(888) 809-3446
(Issuer's telephone number)

Securities registered under Section 12(b) of the Exchange Act:
Title of each class Name of each exchange on which registered
Common Stock None
[X] Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15)d_ of the Exchange Act during the last
12 months (or for such shorter period that the registrant was required to file such reports, and (2) has been subject to such filing requirements for the past 90 days.

[X] Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation SB is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10KSB or any amendment to this Form 10-KSB.

State issuer's revenues for its most recent fiscal year. $ 0.00

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of a specified date within the past 60 days. $ 28,000 as of 3/01/00

Applicable only to corporate issuers.
State the number of shares outstanding of each of the issuer's classes of common equity, as of the last practicable date:
Common Stock 560,000 as of 12/31/00

Transitional Small Business Disclosure Format: [X] YES [ ] NO

Expressions Graphics, Inc.	Annual Report
Table of Contents

Description of Business		3
Description of Property		5
Directors, Executive Officers, and Significant Employees		5
Remuneration of Directors and Officers		6
Security Ownership of Certain Beneficial Owners and Management		6
Interest of Management and Others in Certain Transactions		8

Market Price of Dividends on Common Equity and Other Shareholder Matters		8
Legal Proceedings		8
Changes In and Disagreements with Accountants		8
Submission of Matters to a Vote of Security Holders		8
Compliance with Section 16(a) of the Exchange Act		8
Reports on Form 8-K		9

Financial Statements		10

Index to Exhibits		21
Description of Exhibits		21

Signatures		22

Expressions Graphics, Inc. Annual Report

Description of Business

Expressions Graphics, Inc. is a Nevada corporation that was formed on January 13, 2000. We intend to market, sell, and distribute an extensive array of graphic media suitable for customer usage in an extensive range of applications. Graphic media may include symbols, logos, pictures, expressions, signs, and business advertisements. Application may include affixing the graphic(s) to cups, drinking glasses, caps and hats, clothing, automobile bumpers, or as free standing signs or business advertisements. A primary service to be made available to the customer will be developing the most appropriate and appealing graphic design from the user's specifications.

Expressions Graphics, Inc. will be an Internet based company. Through Internet communications with our site, customers will be able to choose from a selection of provided products, choose graphic characteristics to be used to modify provided products, or discuss and choose graphics characteristics and media to design and provide customized products for specific applications.

Expressions Graphics, Inc. is in its development stage and has not begun Internet operations. The company currently owns the domain name www.gottosayit.com and the web site is under construction. Expressions Graphics, Inc. will operate exclusively through the www.gottosayit.com web site, and is not conducting business through any store, mail order houses, catalogues, or other similar means which would be external to the web site.

Expressions Graphics, Inc. will provide marketing, sales, pricing and availability services through our Internet location. Order processing will be performed by clerical personnel for provided products or modified provided products. A customer service representative will work with customers desiring customized design and product applications.

Expressions Graphics, Inc. will also market a "Marquee" style banner with letters that can be removed and reapplied. These signs will sell in the three to four hundred dollar price range. This product will be produced for Expressions Graphics, Inc. and held in inventory for direct sales.

Expressions Graphics, Inc. will provide at our internet site, online catalogs to permit customer selection of available products and graphic characteristics (e.g., pictures, expressions, names, type styles and sizes, colors, etc.) which may be applied to provide a level of customization for these available products. An Expressions Graphics, Inc. customer representative will work with the customer to determine graphic design and characteristics, and media for custom applications.

Materials, production and delivery will be provided through selected suppliers and small businesses (subcontractors). Management will create and maintain a list of material suppliers based upon the quality and availability of goods required for production and delivery. Subcontractors will be selected primarily on the basis of quality of workmanship and timeliness of availability. Subcontractors will also be used where expertise needed to provide the highest quality product may be more readily available through the subcontractor's resources.

Currently, Expressions Graphics, Inc. has no plans to market and produce any products except through subcontractors. The company intends to establish necessary subcontractor relationships and agreements as set forth as early objectives in our business plan; the company currently has no informal or formal arrangements or agreements with any subcontractor. The company does intend to maintain a selected inventory of available products, and materials comprising such products that can be readily modified and assembled to provide a customized version of the product. Where products are readily available through this inventory, or modifications to inventoried materials can be readily completed, Expressions Graphics, Inc. may perform the final selection or assembly steps needed to produce the desired product. This inventory of selected popular products may be expected to enhance customer satisfaction because of improved product availability.

Expressions Graphics, Inc. Annual Report

The web site will allow customers to customize items on their own. Preset templates for customizable products can be filled in using an online library of graphics and fonts. The site will also offer the ability to upload graphics supplied by the customer. Management feels this will be popular with home users wanting to affix family pictures to mugs and T-shirts. This feature which will allow customers to customize products on their own and should generate site traffic and word of mouth advertising.

Industry Background

Expressions Graphics, Inc. intends to market graphics products through the Internet media. The company has not expended any resources to conduct market research, including any industry surveys or reports, or any other third party reports. The management of Expressions Graphics, Inc. considers the graphics market to be well established and particularly popular for home-based or very small businesses. Our company intends to combine the accessibility gained through the Internet, and the availability of selection through small businesses (subcontractors), to provide our customers with improved product selection and availability. Expressions Graphics, Inc. expects to compete very favorable through the coordination and use of graphic products "competitors" as partners or subcontractors to improve customer selection and availability of products. The company has no basis for this expectation, except that existing smaller businesses may see benefit to sales coordination through a centrally available web site.

Product price is expected to be consistent with price currently established in the graphics products market. Expressions Graphics, Inc. will negotiate volume discounts with suppliers and subcontractors when product sales reach sufficient quantities. Selection and availability will be consistently maintained and improved to achieve and increase customer purchase volume. The majority of individual product items, currently or readily available, are expected to be listed at less than $20.00 per unit. These currently or readily available product items which are modified to provide limited customized characteristics may be expected to be available at or near a $30.00 or less per unit level, with availability extended to permit production. Where the customer requests extended or unique graphics design, characteristics, or application, price will be quoted to the individual customer which will include design, materials, and production costs. Volume discounts will be listed in our online catalog. Business signs and/or advertisements, for example, may entail cost/price in the 100's or 1000's of dollars, and can only be assessed individually as customer desires and needs are determined.

As management is able to identify popular and profitable product lines the manufacturing and distributing can be internalized. Expressions Graphics, Inc. may develop its own production and fulfillment facilities for the most profitable products or acquire the subcontractor fulfilling those orders. Regardless of the method employed management believes the ability to "test drive" a product line or potential acquisition is a key benefit towards establishing a competitive edge in an industry with relatively low barriers to entry and competitors that are more adequately capitalized.

Marketing and Sales

Expressions Graphics, Inc. intends to utilize the news media and a telemarketing campaign to introduce, gain visibility, and acquire an initial penetration of the graphics media market. The news media will be used to announce the Internet availability of the company's web-site, with an introduction of services and products available, as well as influence access to the web-site for additional choice and information. Telemarketing will be used to reinforce the news media campaign, and provide an opportunity for more detailed marketing to prospective customers (i.e., those with the means to access the Internet). The primary and consistent marketing focus for Expressions Graphics, Inc. will be the internet site, with initial marketing information displayed as the customer accesses the site, with format and instruction to permit access of catalogs, characterization options, and custom application information and direction.

Expressions Graphics, Inc. Annual Report

The Company will first utilize the business contacts in the Southern California, Northern California, and the East Coast developed by the company President through his years of experience in the graphics industry. This will provide some initial sales expected to generate profits sufficient for daily operations during the product and web development stage.

Next; a localized marketing approach will be taken. A small regional area will be targeted and monitored in order to develop the marketing model. Then, when the model is producing acceptable levels of return, expanding into selected high density areas before any national campaigns are attempted.

Description of Property

The registered office of this corporation is in the State of Nevada. The corporation may also have offices at such other places both within and without the State of Nevada as the Board of Directors may determine or the business of the corporation may require. Expressions Graphics, Inc. currently rents a small office with available warehousing facilities within the same complex; located 14260 Garden Road, #b-724, Poway, California 92064. The rental is at a rate of $175 per month, utilities included. The Company can acquire additional warehousing space as needed in increments as small as 200 square feet.

Directors, Executive Officers, and Significant Employees

The following sets forth the names of the officers and directors of Expressions Graphics, Inc, their present positions with Expressions Graphics, Inc. and certain biographical information.

Neil Brouillette

Neil Brouillette is currently the President and a member of the Board of Directors. As President and a Director his responsibilities will include supervision of the day-to-day operations, including the development and implementation of business strategies and plans, and the development and maintaining of key relations and contacts within the industry.

Frank Drechsler

Mr. Drechsler is a Vice President and Secretary, and a member of the Board of Directors. Mr. Drechsler is responsible for developing marketing plans and strategies to generate sales for Expressions Graphics, Inc.

Michele A. Spain

Ms. Spain is the Treasurer and a member of the Board of Directors. Ms. Spain is responsible for overseeing the financial status of Expressions Graphics, Inc., and assisting the President in coordinating business strategies with current or required sales revenues.

Expressions Graphics, Inc. Annual Report

Remuneration of Directors and Officers

Mr. Neil Bouillette, the current President, was compensated $15,000.00 for services during the start up period. Mr.
Frank Drechsler, the Vice President, was compensated $5,000.00 for services during the start up period. Michele
Spain, the Treasurer, was compensated $1,000.00 for services during the start up period.

During this period, two officers contributed to the Company services, valued at $20,000, for the period from July 1,
2000 to December 31, 2000. Compensation for these services was waived.

No further remuneration has been paid to the directors or officers of Expressions Graphics, Inc.

No employment agreements currently exist or are contemplated until the company is profitable.

Security Ownership of Certain Beneficial Owners and Management

Class of Shares: Common Stock Note: Class of shares is consistent for all following listed principal owners of the company, i.e., common stock.

Average Price per Share: $0.05 Note: Average price per share is consistent for all following listed principal owners of the company, i.e., five cents.

Neil Brouillette
14260 Garden Road, #B-724 Principal Occupation: Manager/Production Artist
Poway, California 92064	Custom Graphics Industry
Tel: (888) 809-3446

# of shares
now held % of total

400,000 19.4

Note:	400,000 shares of common stock were issued at an arbitrary value of $.05 on March 13, 2000, for the following valuable consideration:
100,000 shares for an initial cash investment of $5,000.00
300,000 shares for compensation during start-up period

6

Expressions Graphics, Inc. Annual Report

Frank Drechsler
5300 W. Sahara, Suite 101	Principal Occupation: Management and Sales
Las Vegas, Nevada 89146		Clothing Apparel Industry
Tel: (888) 809-3446

# of shares
	now held	% of total *

	140,000	6.8

Note:	140,000 shares of common stock were issued at an arbitrary value of $.05 on March 13, 2000, for the following valuable consideration:
40,000 shares for an initial cash investment of $2,000.00
100,000 shares for compensation during start-up period

Michelle Spain
5300 W. Sahara, Suite 101	Principal Occupation: Project Management
Las Vegas, Nevada 89146		Aerospace Industry
Tel: (888) 809-3446

# of shares
	now held	% of total
	20,000	1

Note:	20,000 shares of common stock were issued at an arbitrary value of $.05 on April 12, 2000, for compensation during start-up period

Note: All shares issued bear a restrictive legend subject to Rule 144 of the Securities Exchange Act.

7

Expressions Graphics, Inc. Annual Report

Interest of Management and Others in Certain Transactions

During the period from January 13, 2000 (inception) through June 30, 2000, the Company issued 420,000 shares of its common stock as compensation to its officers for services rendered from January 13, 2000 (inception) to June 30, 2000. The Company valued the shares at $21,000, which was the fair market value as of the issuance date.

Also during this period, two stockholders contributed to the Company services, valued at $20,000, for the period from July 1, 200 to December 31, 2000.

Market Price of Dividends on Common Equity and Other Shareholder Matters

There is currently no public market for the Company's stock as it is not listed on any public exchange.

The Company has never paid dividends. At present, the Company does not anticipate paying any dividends on its common stock in the foreseeable future and intends to devote any earnings to the development of the Company's business.

Legal Proceedings

The Company is not presently a party to any material litigation.

Changes In and Disagreements with Accountants

For the period January 13, 2000 (date of inception) to June 30, 2000, the firm of Merdinger, Fruchter, Rosen and Corso, PC (“MFRC”) served as our auditors. Effective April 4, 2001, our Board of Directors approved the change of accountants. On April 4, 2001, our management dismissed MFRC and engaged Stonefield Josephson, Inc. of Santa Monica, California, as our independent public accountants to audit our financial statements for the for the for the period January 13, 2000 (date of inception) to December 31, 2000

During the period of engagement of MFRC there were no disagreements between the us and MFRC on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreements (if not resolved to the satisfaction of MFRC) would have caused MFRC r to make reference in connection with their report to the subject matter of the disagreements. The accountants' report on our financial statements for the period January 13, 2000 (date of inception) to June 30, 2000 did not contain any adverse opinion or disclaimer of opinion and was not qualified or modified as to uncertainty or audit scope or accounting principles, except to express doubt as to our ability to continue as a going concern.

Submission of Matters to a Vote of Security Holders

No matter was submitted to a vote of securities holders of the Company during the fiscal year ended December 31, 2000.

Compliance with Section 16(a) of the Exchange Act

Section 16(a) of the Securities Exchange Act of 1934 requires the Company’s Directors and Officers, and persons who own more than ten-percent (10%) of the Company’s Common Stock, to file with the Securities and Exchange Commission reports of ownership on Form 3 and reports of change in ownership on Forms 4 and 5. Such officers, Directors and ten-percent stockholders are also required to furnish the Company with copies of all Section 16(a) reports they file. Based solely on its review of the copies of such forms received by the Company and on written representations from certain reporting persons that no Form 5s were required by the Company for such persons, the Company believes that all Section 16(a) reports applicable to its officers, Directors and ten-percent stockholders with respect to the fiscal year ended December 31, 2000 were filed on a timely basis.

Expressions Graphics, Inc. Annual Report

Reports on Form 8-K

Exhibits

None

Reports on Form 8-K

On April 4th of 2001 the company filed notice on form 8-K that it has followed its auditing accountant to a new firm.

Expressions Graphics, Inc.	Financial Statements

Expressions Graphics, Inc.
(A Development Stage Company)

FINANCIAL STATEMENTS

FOR THE PERIOD FROM JANUARY 13, 2000 (INCEPTION)
TO DECEMBER 31, 2000

CONTENTS

Page

Independent Auditors’ Report	F1

Balance Sheets	F2

Statements of Operations	F3

Statement of Stockholders’ Equity (Deficit)	F4

Statements of Cash Flows	F5 - F6

Notes to Financial Statements	F7 - F10

Expressions Graphics, Inc. Financial Statements

INDEPENDENT AUDITORS’ REPORT

Board of Directors Expressions Graphics, Inc. Poway, California

We have audited the accompanying balance sheet of Expressions Graphics, Inc. (a development stage company) as of December 31, 2000, and the related statements of operations, stockholders’ deficiency and cash flows for the period from January 13, 2000 (inception) to December 31, 2000. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Expressions Graphics, Inc. as of December 31, 2000, and the results of its operations and its cash flows for the period from January 13, 2000 (inception) to December 31, 2000 in conformity with generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the accompanying financial statements, the Company has no established source of revenue, which raises substantial doubt about its ability to continue as a going concern. Management’s plans in regards to this matter are also discussed in Note 1. These financial statements do not include any adjustments that might result from the outcome of this uncertainty.

\S\ Stonefield Josephson, Inc.

Santa Monica, California March 28, 2001

F1

Expressions Graphics, Inc. Financial Statements
Expressions Graphics, Inc.
(A Development Stage Company)

BALANCE SHEET - DECEMBER 31, 2000
______________________________________________________________________________________

	Assets
Current Assets
Cash and cash equivalents		$1,054

Other Asset		175

		$1,229

Liabilities and Stockholders' Deficiency
Current Liabilities
Accounts payable	$918
Due to stockholder	1,495

Total current liabilities		$2,413

Stockholders' deficiency
Common Stock par value $.001 per share,
25,000,000 shares authorized,
560,000 shares issued and outstanding	560
Additional paid-in capital	47,440
Deficit accumulated during development stage	(49,184)

Total stockholders deficiency		$(1,184)

		$1,229

See accompanying independent auditor's report and notes to financial statements.

	F2

		12

Expressions Graphics, Inc. Financial	Statements
Expressions Graphics, Inc.
(A Development Stage Company)

STATEMENT OF OPERATIONS

FOR THE PERIOD FROM JANUARY 13, 2000 (INCEPTION)
TO DECEMBER 31, 2000

______________________________________________________________________________________

Revenue	$-

General and administrative expenses	49,184

Loss before income taxes	(49,184)

Income taxes	-

Net Loss	$(49,184)

Net loss per common share - basic and diluted	$(0.09)

Weighted average number of common shares
outstanding - basic and diluted	547,506

See accompanying independent auditors’ report and notes to financial statements.

F3

13

Expressions Graphics,		Inc	. Financial			Statements
		Expressions Graphics, Inc.
	(A Development Stage Company)

	STATEMENT OF STOCKHOLDERS' DEFICIENCY
FOR THE PERIOD FROM JANUARY 13, 2000 (INCEPTION)
		TO DECEMBER 31, 2000
______________________________________________________________________________________
					Deficit
					Accumulated
				Additional	During the	Total
	Common Stock			Paid-In	Development	Stockholders'
	Shares		Amount	Capital	Stage	Deficiency

Balance at January 13, 2000
(inception)	-		$-	$-	$-	$-

Issuance of common stock
at $0.05 per share on:
March 13, 2000	400,000		400	19,600	-	20,000
April 12, 2000	20,000		20	980	-	1,000

Issuance of common stock
for cash at $0.05 per share on:
March 13, 2000	140,000		140	6,860	-	7,000

Services contributed by
stockholders	-		-	20,000	-	20,000

- Net loss - -					(49,184)	(49,184)

Balance at
December 31, 2000	560,000		$560	$47,440	$(49,184)	$(1,184)

See accompanying independent auditors’ report and notes to financial statements.

			F4

						14

Expressions Graphics, Inc. Financial Statements
Expressions Graphics, Inc.
(A Development Stage Company)

STATEMENT OF CASH FLOWS
FOR THE PERIOD FROM JANUARY 13, 2000 (INCEPTION)
TO DECEMBER 31, 2000
______________________________________________________________________________________

Cash flows provided by (used for) operating activities:
Net loss		$(49,184)
Adjustments to reconcile net loss to net cash
provided by (used for) operating activities:
Shares issued for services rendered	$21,000
Contributed services	20,000

Changes in assets and liabilities:
(Increase) decrease in assets -
other asset	(175)

Increase (decrease) in liabilities) -
accounts payable	918

Total adjustments		41,743

Net cash used for operating activities		(7,441)

Cash flows provided by financing activities -
Proceeds from issuance of common stock	7,000
Due to stockholder	1,495

Net cash provided by financing activities:		8,495

Net increase in cash		1,054
Cash and cash equivalents - beginning of period		$-

Cash and cash equivalents - end of year		$1,054

See accompanying independent auditors’ report and notes to financial statements.
F5

		15

Expressions Graphics, Inc. Financial	Statements

Expressions Graphics, Inc.
(A Development Stage Company)

STATEMENT OF CASH FLOWS
FOR THE PERIOD FROM JANUARY 13, 2000 (INCEPTION)
TO DECEMBER 31, 2000
______________________________________________________________________________________

Supplemental disclosure of cash flow information:
Interest paid	$-

Income taxes paid	$-

Supplemental disclosure of non-cash investing and financing activities:
During the period from January 13, 2000 (inception) through December 31, 2000, the Company issued 420,000 shares of its common stock as compensation to its officers for services rendered from January 13, 2000 (inception) to June 30, 2000.
The Company valued the shares at $21,000, which was the fair market value as of the issuance date.

Also during this period, two stockholders contributed to the Company services, valued at
$20,000, for the period from July 1, 200 to December 31, 2000.

See accompanying independent auditors’ report and notes to financial statements.

F6

16

Expressions Graphics, Inc. Financial Statements

     Expressions Graphics, Inc. (A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

FOR THE PERIOD FROM JANUARY 13, 2000 (INCEPTION) TO DECEMBER 31, 2000

______________________________________________________________________________________

(1) Summary of Significant Accounting Policies:

Nature of Operations:

Expressions Graphics, Inc. (the "Company") is currently a development stage company under the provisions of Statement of Financial Accounting Standards ("SFAS") No. 7. The Company was incorporated under the laws of the State of Nevada on January 13, 2000. Management has established the Company's accounting year-end to be December 31. The Company is an e-commerce business that provides a multitude of graphic design services, such as design of corporate logos, storefront signage and letterhead design, to small businesses and professionals primarily in Southern California.

Basis of Presentation:

The accompanying financial statements have been prepared in conformity with generally accepted accounting principles, which contemplates continuation of the Company as a going concern. However, the Company has no established source of revenue. This matter raises substantial doubt about the Company's ability to continue as a going concern. Without realization of additional capital, it would be unlikely for the Company to continue as a going concern. The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset and liability amounts that might be necessary should the Company be unable to continue in existence.

Management plans to take the following steps that it believes will be sufficient to provide the Company with the ability to continue in existence:

Management intends to raise up to $75,000 from an SB-1 offering to fund the Company.

Management expects that the Company will need approximately $30,000 over the next twelve months to sustain operations. In six to eight months, management projects to generate between $30,000 to $40,000 per month in revenues from customers derived from word-of-mouth and repeat business. In addition, the Company is intending on advertising on the internet. It is management's intent to expand its customer base nationally through e-commerce.

Use of Estimates:

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.

See accompanying independent auditors’ report.

Expressions Graphics, Inc. Financial Statements

     Expressions Graphics, Inc. (A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

FOR THE PERIOD FROM JANUARY 13, 2000 (INCEPTION) TO DECEMBER 31, 2000

______________________________________________________________________________________ (1) Summary of Significant Accounting Policies, Continued: Cash and Cash Equivalents:

The Company considers all highly liquid investments purchased with original maturities of three months or less to be cash equivalents.

Concentration of Credit Risk:

The Company places its cash in what it believes to be credit-worthy financial institutions. However, cash balances may exceed FDIC insured levels at various times during the year. The Company has not experienced any losses in such accounts.

Comprehensive Income:

SFAS No. 131, “Reporting Comprehensive Income,” establishes standards for the reporting and display of comprehensive income and its components in the financial statements. As of December 31, 2000, the Company has no items that represent comprehensive income and, therefore, has not included a schedule of comprehensive income in the accompanying financial statements.

Loss Per Share:

The Company uses SFAS No. 128, "Earnings Per Share" for calculating the basic and diluted loss per share. Basic loss per share is computed by dividing net loss attributable to common stockholders by the weighted average number of common shares outstanding. Diluted loss per share is computed similar to basic loss per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if potentially dilutive common shares had been issued and if the additional common shares were dilutive. At December 31, 2000, the Company had no potentially dilutive shares.

Income Taxes:

The Company accounts for income taxes pursuant to SFAS No. 109, "Accounting for Income Taxes". Deferred taxes are provided on a liability method whereby deferred tax assets are recognized for deductible temporary differences, and deferred tax liabilities are recognized for taxable temporary differences. Temporary differences are the differences between the reported amounts of assets and liabilities and their tax bases. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion of, or all of, the deferred tax assets will not be realized. Deferred tax assets and liabilities are adjusted for the effects of changes in tax laws and rates on the date of enactment.

See accompanying independent auditors’ report.

Expressions Graphics,	Inc. Financial Statements
Expressions Graphics, Inc.
(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

FOR THE PERIOD FROM JANUARY 13, 2000 (INCEPTION)
TO DECEMBER 31, 2000
______________________________________________________________________________________

(2) Commitments and Contingencies:

Operating Leases

The Company leases office space under a non-cancelable operating lease that expires in April 2001. Lease expense for the period from January 13, 2000 (inception) to December 31, 2000 was approximately $1,600.

(3) Stockholders' Equity:

During the period from January 13, 2000 (inception) to December 31, 2000, the Company had the following common stock transactions:

Issued 140,000 shares of its common stock for $7,000.

Issued 420,000 shares of its common stock as compensation to its officers for the period from January 13, 2000
(inception) to December 31, 2000. The Company valued the shares at $21,000, which was the fair market value as of the issuance date.

(4) Income Taxes:

The components of the provision for income taxes for the period from January 13, 2000 (inception) to December 31,
2000 are as follows:

Current tax expense:
U.S. Federal
State and local
Total current	$ -
Deferred tax expense:
U.S. Federal
State and local
Total deferred	-
Total tax provision (benefit)	$ -

See accompanying independent auditors’ report.

19

Expressions Graphics, Inc. Financial Statements
Expressions Graphics, Inc.
(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

FOR THE PERIOD FROM JANUARY 13, 2000 (INCEPTION)
TO DECEMBER 31, 2000
______________________________________________________________________________________

(4) Income Taxes, Continued:

The reconciliation of the effective income tax rate to the Federal statutory rate is as follows for the period from
January 13, 2000 (inception) to December 31, 2000:

Federal income tax rate 34.0%
Effect of valuation allowance (34.0)%

Effective Income Tax Rate 0.0%

At December 31, 2000, the Company had carryforward losses of approximately $8,200. Because of the current uncertainty of realizing the benefits of the tax carryforward, valuation allowances equal to the tax benefits for deferred taxes have been established. The full realization of the tax benefit associated with the carryforward depends predominantly upon the Company's ability to generate taxable income during the carryforward period.

Deferred tax assets and liabilities reflect the net tax effect of temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and amounts used for income tax purposes. Significant components of the Company's deferred tax assets and liabilities are as follows as of December 31, 2000:

Deferred tax assets:
Loss carryforwards - tax benefits $ 2,500
Less valuation allowance 2,500

Net deferred tax assets $ -

See accompanying independent auditors’ report.

F10

20

Expressions Graphics, Inc. ANNUAL REPORT

EXHIBITS

Index to Exhibits
(2) Charter and By-laws
The company incorporates by reference the exhibit 3(a) Articles and the exhibit 3(b) By-laws, filed with the Company’s Form SB1 on June 09, 2000.

Description of Exhibits

(2) Charter (filed as Exhibit 3(a))
Corporate Charter of Expressions Graphics, Inc. filed in the
State of Nevada on January 13, 2000.

By-laws (filed as Exhibit 3(b))
By-laws of Expressions Graphics, Inc.

Expressions Graphics, Inc. ANNUAL REPORT

SIGNATURES

In accordance with the Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Expressions Graphics, Inc.

(Registrant)

Date April 17, 2001 ___________/S/ Neil Brouilette_________________ (Neil Brouilette, President)