Form 10QSB
period 2001-03-31
EXPRESSIONS GRAPHICS INC
filed 2001-05-24
CIK 1112412

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended: March 31, 2001

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period ended __________________

Commission file number __________________

__________EXPRESSIONS GRAPHICS, INC.______
(Exact name of small business as specified in its charter)

Nevada	88-0448389
(State or other jurisdiction of (IRS Employer Identification #)
incorporation or organization)

5300 W. Sahara, Suite 101
Las Vegas, Nevada 89146	(888) 809-3446
(Address of principal executive offices)	(Telephone Number)

(Former name, former address, and former fiscal year, if changed since last report)

__________________________________________________________________

Applicable only to issuers involved in bankruptcy proceedings during the preceding five years.

[ ] Check whether the registrant filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after distribution of securities under a plan confirmed by a court.

Applicable only to corporate issuers.

State the number of shares outstanding of each of the issuer's classes of common equity, as of the last practicable date: Common Stock 580,000 as of 03/31/01

Transitional Small Business Disclosure Format: [ X ] YES [ ] NO

I

Expressions Graphics, Inc. Quarterly Report

II

Quarterly Report

FINANCIAL STATEMENTS

Expressions Graphics, Inc.
(A Developmental Stage Company)
BALANCE SHEET
March 31, 2001
(Unaudited)

ASSETS

Current Assets

Cash	$92

Account Receivable	258

Other Current Assets	210

TOTAL ASSETS	$ 560

LIABILITIES AND STOCKHOLDER'S DEFICIENCY

Current Liabilities

Accounts Payable and Accrued expense	$478

Due to Stockholder	2,495

Total Liabilities	2,973

Stockholder's Deficiency

Common Stock
Par value $0.001 per share;
25,000,000 shares authorized;
580,000 share issued and outstanding	580

Additional Paid In Capital	63,420
Accumulated Deficit	(66,413)

Total Stockholder's Deficiency	(2,413)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIENCY	$ 560

Quarterly Report

Expressions Graphics, Inc.
STATEMENT OF OPERATIONS
(A Developmental Stage Company)
(Unaudited)

			For the Period From
			January 13, 2000
			(Inception)
	3 Months Ended	3 Month Ended	Through
	March 31, 2001	March 31, 2000	March 31, 2001

Sales	$240	$0	$ 240

Cost of Goods Sold	186	0	186

Gross Profit	54	0	54

General and Administrative Expense	(17,228)	(22,900)	(66,467)

Operating loss before taxes	(17,174)	(22,900)	(66,413)

Income tax provision	-	-	-

Net Income	$ (17,174)	$ (22,900)	$ (66,413)

Basic loss and dilution per share:
Loss from operation	$ (0.03)	$ (0.018)	$ (0.14)

Basic and diluted weighted average
shares outstanding	567,333	124,615	484,289

Quarterly Report

Expressions Graphics, Inc.
STATEMENT OF CASH FLOWS
(A Developmental Stage Company)
(Unaudited)

			For the Period From
			January 13, 2000
			(Inception)
	3 Months Ended	3 Months Ended	Through
	March 31, 2001	March 31, 2000	March 31, 2001

CASH FLOW FROM OPERATING ACTIVITIES
Net Income (loss)	$(17,228)	$(22,900)	$(66,413)
Adjustments to reconcile Net Loss
to net cash provided used in:
Stock Issued for Services	0	21,000	21,000
Contributed Services	15,000	0	35,000
Changes in assets and liabilities
(Increase) decrease
Accounts receivable	(258)	-	0
Other current assets	(36)	-	0
Increase (decrease)
Accounts Payable/Accrued Expenses	(441)	-	478

Net cash used in operating activities	(1,963)	(19,000)	(10,403)

CASH FLOW FROM FINANCING ACTIVITIES

Due to Stockholder	1,000	-	2,495
Common Stock	1,000	7,000	8,000

Net cash provided by financing activities	2,000	7,000	10,495

Net increase (decrease) for period	(963)	4,100	92

Cash at beginning of period	1,054	-	0

Cash at end of period	$ 92	$ 4,100	$ 92

Quarterly Report

Expressions Graphics, Inc.
NOTES TO FINANCIAL STATEMENTS
(A Developmental Stage Company)
(Unaudited)

NOTE 1 - DESCRIPTION OF COMPANY AND GOING CONCERN UNCERTAINTY:

Expressions Graphics, Inc., (the "Company"), was incorporated in Nevada on January 13, 2000. The Company is in the development stage in accordance with Statement of Financial Accounting Standards ("SFAS") No. 7 since its inception to March 31, 2001 and had accumulated a deficit while in the development stage of $66,413.

The Company intends to market, sell, and distribute an extensive array of graphic media suitable for customer usage in an extensive range of applications. Graphic media may include symbols, logos, pictures, expressions, signs, and business advertisements. Application may include affixing the graphic(s) to cups, drinking glasses, caps and hats, clothing, automobile bumpers, or as freestanding signs or business advertisements. A primary service to be made available to the customer will be developing the most appropriate and appealing graphic design from the user's specifications.

The Company, since its inception, has incurred net losses of, $66,413 and at March 31, 2001 current liabilities exceeded current assets by $2,413.

The financial statements do not include any adjustments relating to the recoverability of assets that might be necessary in the event the Company cannot continue in existence.

In the opinion of management, the accompanying unaudited interim condensed consolidated financial statements of Expressions Graphics, Inc., contain all adjustments necessary to present fairly the Company's financial position as of March 31, 2001 and the results of its operations for the three month periods ended March 31, 2001 and 2000 and its cash flows for the three month periods ended March 31, 2001 and 2000.

The results of operations for the three months ended March 31, 2001 are not necessarily indicative of the results to be expected for the year ending December 31, 2001.

NOTE 2 – COMMON STOCK

In February 2001, the Company issued 20,000 shares of common stock at $0.05 for a total of $1,000 the value was determined using the subscription filing.

NOTE 3 - EARNINGS (LOSS) PER SHARE:

Earnings (loss) per share has been computed on the basis of the weighted average number of common shares outstanding during each period presented according to the standards of SFAS No.128 "Earnings Per Share" ("SFAS 128").

Quarterly Report

Management's Discussion and Analysis of Financial Condition

This statement includes projections of future results and “forward looking statements” as that term is defined in Section 27A of the Securities Act of 1933 as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934 as amended (the “Exchange Act”). All statements that are included in this Quarterly Report, other than statements of historical fact, are forward looking statements. Although management believes that the expectations reflected in these forward looking statements are reasonable, it can give no assurance that such expectations will prove to have been correct.

Financial Summary

Results of Operations for the Three-Months Ended March 31, 2001

The Majority of the net loss was due to basic operational expenses including rent, postage and bank fees.

Liquidity and Capital Resources for the Three-months ended March 31, 2001.

During the Three-month period March 31, 2001, the Company’s cash position decreased by $963. The Company used $1,325 to purchase sublimation equipment and materials and the remainder it used in its basic operations.

Management Plan of Operations

The Company is has experienced difficulty selling its current offering of securities to expand operations. The company continues to rely on the officers’ contributions of time and money to develop the current business plan. Efforts continue to fully subscribe the offering.

The company has identified a subcontractor for etched products and has delivered an initial sale at a 23% margin. This low margin is nearly all profit, as the subcontractor will direct ship under our logo.

The company has had difficulty locating a suitable sales person for its banner products, but continues to search for the right individual.

The company has raised some money from its offering and along with loans from its officers purchased sublimation equipment and materials in an effort to generate some internal revenue source. These purchases enable the company to place full colour images on ceramic mugs and other materials treated for this transfer process. The intent is to develop sales of a high margin product to fund basic operations.

Currently a custom full color print on a ceramic mug can be produced for approximately $3 and are planned for sale at in the $6 to $10 price range based on complexity and quantity. The company is currently filling its first order of this new product. The addition of a photo upload protocol to the website is currently being explored. Customers could then send their own photos with their order via the Internet and have them placed on various products in photo quality color.

The company’s basic operational expenses are very low and are expected to increase only as a direct result from increased sales. The interim steps discussed above are expected to increase revenue sufficiently to cover basic operational expenses.

Quarterly Report

OTHER INFORMATION

Item 1. Legal Proceedings
None

Item 2. Changes in Securities and Use of Proceeds
None

Item 3. Defaults Upon Senior Securities
None

Item 4. Submission of Matters to a Vote of Security Holders
None

Item 5. Other Information
None

Item 6. Exhibits and Reports on Form 8-K
None

Quarterly Report

SIGNATURES

     In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

________EXPRESSIONS GRAPHICS, INC.______
(Registrant)

Date ___May 17, 2001______ ________/s/ Neil Brouilette ___________
(Neil Brouilette, President)

Date ___May 17, 2001______ ________/s/ Frank Drechsler ___________
(Frank Drechsler, Vice President/Secretary)

Quarterly Report

INDEX TO EXHIBITS

No exhibits are required or provided.