Form 10QSB/A
period 2001-03-31
EXPRESSIONS GRAPHICS INC
filed 2001-05-29
CIK 1112412

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB
Amendment #1

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

II

Quarterly Report

FINANCIAL STATEMENTS

Expressions Graphics, Inc.
(A Development Stage Company)
BALANCE SHEET
March 31, 2001
(Unaudited)

ASSETS

Current Assets

Cash	$92

Accounts Receivable	258

Other Current Assets	210

TOTAL ASSETS	$ 560

LIABILITIES AND STOCKHOLDERS’ DEFICIENCY

Current Liabilities

Accounts Payable and Accrued expenses	$478

Due to Stockholder	2,495

Total Liabilities	2,973

Stockholders’ Deficiency

Common Stock
Par value $0.001 per share;
25,000,000 shares authorized;
580,000 shares issued and outstanding	580

Additional Paid - In Capital	63,420
Accumulated Deficit	(66,413)

Total Stockholders’ Deficiency	(2,413)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIENCY	$ 560

Quarterly Report

Expressions Graphics, Inc.
(A Development Stage Company)
STATEMENT OF OPERATIONS
(Unaudited)

			For the Period From
			January 13, 2000
			(Inception)
	3 Months Ended	3 Months Ended	to
	March 31, 2001	March 31, 2000	March 31, 2001

Sales	$240	$-	$ 240

Cost of Goods Sold	186	-	186

Gross Profit	54	-	54

General and Administrative Expenses	(17,228)	(22,900)	(66,467)

Operating loss before taxes	(17,174)	(22,900)	(66,413)

Income tax provision	-	-	-

Net Loss	$ (17,174)	$ (22,900)	$ (66,413)

Net loss per share:
Both basic and dilutive	$ (0.03)	$ (0.18)	$ (0.14)

Weighted average shares
outstanding both basic and dilutive	567,333	124,615	484,289

Quarterly Report

Expressions Graphics, Inc.
(A Development Stage Company)
STATEMENT OF CASH FLOWS
(Unaudited)

			For the Period From
			January 13, 2000
			(Inception)
	3 Months Ended	3 Months Ended	to
	March 31, 2001	March 31, 2000	March 31, 2001

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(17,228)	$(22,900)	$(66,413)
Adjustments to reconcile Net Loss
to net cash used in operation:
Stock Issued for Services	-	21,000	21,000
Contributed Services	15,000	-	35,000
Changes in assets and liabilities
(Increase) decrease
Accounts receivable	(258)	-	(258)
Other current assets	(36)	-	(210)
Increase (decrease)
Accounts Payable/Accrued Expenses	(440)	-	478

Net cash used in operating activities	(2,962)	(1,900)	(10,403)

CASH FLOWS FROM FINANCING ACTIVITIES

Due to Stockholder	1,000	-	2,495
Common Stock	1,000	7,000	8,000

Net cash provided by financing activities	2,000	7,000	10,495

Net increase (decrease) for period	(962)	5,100	92

Cash at beginning of period	1,054	-	-

Cash at end of period	$ 92	$ 5,100	$ 92

Quarterly Report

Expressions Graphics, Inc.
(A Developmental Stage Company)
NOTES TO FINANCIAL STATEMENTS
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

________EXPRESSIONS GRAPHICS, INC.______
(Registrant)

Date ___May 25, 2001______ ________/s/ Neil Brouilette ___________
(Neil Brouilette, President)

Date ___May 25, 2001______ ________/s/ Frank Drechsler ___________
(Frank Drechsler, Vice President/Secretary)

Quarterly Report

EXHIBITS

No exhibits are required or provided.