Form 10QSB
period 2001-06-30
EXPRESSIONS GRAPHICS INC
filed 2001-08-13
CIK 1112412

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended:	June 30, 2001

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period ended __________________

Commission file number __________________

__________EXPRESSIONS GRAPHICS, INC.______
(Exact name of small business as specified in its charter)

Nevada
(State or other jurisdiction of
incorporation or organization)

88-0448389
(IRS Employer Identification #)

101 Convention Center Drive, Suite 700
Las Vegas, Nevada 89146
(Address of principal executive offices)

(888) 809-3446
(Telephone Number)

Former address: 5300 W. Sahara, Suite 101, Las Vega, Nevada 89146
(Former name, former address, and former fiscal year, if changed since last report)

Applicable only to issuers involved in bankruptcy proceedings during the preceding five years.

     [ ] Check whether the registrant filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after distribution of securities under a plan confirmed by a court.

Applicable only to corporate issuers.

State the number of shares outstanding of each of the issuer's classes of common equity, as of the last practicable date: Common Stock 1,370,000 as of 06/30/01

Transitional Small Business Disclosure Format: [ X ] YES [ ] NO

I

Expressions Graphics, Inc.	Quarterly Report

Table of Contents

FINANCIAL INFORMATION
ITEM 1 - FINANCIAL STATEMENTS AND NOTES	3

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION	8

OTHER INFORMATION
ITEM 1. - LEGAL PROCEEDINGS	9
ITEM 2. - CHANGES IN SECURITIES AND USE OF PROCEEDS	9
ITEM 3. - DEFAULTS UPON SENIOR SECURITIES	9
ITEM 4. - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS	9
ITEM 5. - OTHER INFORMATION	9
ITEM 6. - EXHIBITS AND REPORTS ON FORM 8-K	9

SIGNATURES	10

II

Quarterly Report
FINANCIAL STATEMENTS
Expressions Graphics, Inc.
(A Development Stage Company)
BALANCE SHEET
June 30, 2001
(Unaudited)
ASSETS

Current Assets

Cash	$9,587

Accounts Receivable	258

Stock subscription receivable	15,500

Other Current Assets	210

TOTAL ASSETS	$ 25,555

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities

Accounts Payable and Accrued expenses	$683

Due to Stockholder	22

Total Liabilities	705

Stockholders’ Equity

Common Stock
Par value $0.001 per share;
25,000,000 shares authorized;
1,370,000 shares issued and outstanding	1,370

Additional Paid - In Capital	102,130
Accumulated Deficit	(78,650)

Total Stockholders’ Equity	24,850

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$ 25,555

		Quarterly Report

Expressions Graphics, Inc.
(A Development Stage Company)
STATEMENT OF OPERATIONS
(Unaudited)

			For the Period From
			January 13, 2000
			(Inception)
	3 Months Ended	3 Months Ended	to
	June 30, 2001	June 30, 2000	June 30, 2001

Sales	$-	$-	$240

Cost of Goods Sold	-	-	186

Gross Profit	-	-	54

General and Administrative Expenses	(12,237)	(4,124)	(78,704)

Operating loss before taxes	(12,237)	(4,124)	(78,650)

Income tax provision	-	-	-

Net Loss	$ (12,237)	$ (4,124)	$ (78,650)

Net loss per share:
Both basic and dilutive	$ (0.01)	$ (0.01)	$ (0.14)

Weighted average shares
outstanding both basic and dilutive	838,043	560,000	567,453

		Quarterly Report

Expressions Graphics, Inc.
(A Development Stage Company)
STATEMENT OF OPERATIONS
(Unaudited)

			For the Period From
			January 13, 2000
			(Inception)
	6 Months Ended	6 Months Ended	to
	June 30, 2001	June 30, 2000	June 30, 2001

Sales	$240	$-	$240

Cost of Goods Sold	186	-	186

Gross Profit	54	-	54

General and Administrative Expenses	(29,411)	(27,024)	(78,704)

Operating loss before taxes	(29,357)	(27,024)	(78,650)

Income tax provision	-	-	-

Net Loss	$ (29,357)	$ (27,024)	$ (78,650)

Net loss per share:
Both basic and dilutive	$ (0.04)	$ (0.05)	$ (0.14)

Weighted average shares
outstanding both basic and dilutive	704,945	560,000	567,453

		Quarterly Report
Expressions Graphics, Inc.
(A Development Stage Company)
STATEMENT OF CASH FLOWS
(Unaudited)

			For the Period From
			January 13, 2000
			(Inception)
	6 Months Ended	6 Months Ended	to
	June, 2001	June, 2000	June 30, 2001

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(29,357)	$(27,024)	$(78,650)
Adjustments to reconcile Net Loss
to net cash used in operation:
Stock Issued for Services	-	21,000	21,000
Contributed Services	15,000	-	35,000
Changes in assets and liabilities
(Increase) decrease
Accounts receivable	(258)	-	(258)
Other current assets	(166)		(210)
Increase (decrease)
Accounts Payable/Accrued Expenses (235)		(175)	683

Net cash used in operating activities	(15,016)	(4,642)	(24,908)

CASH FLOWS FROM FINANCING ACTIVITIES

Advances from Stockholder	1,022	1,557	2,495
Repayments to Stockholder	(2,473)	-	(2,473)
Common Stock	25,000	7,000	32,000

Net cash provided by financing activities	23,549	7,000	34,495

Net increase (decrease) for period	8,533	2,358	9,587

Cash at beginning of period	1,054	-	-

Cash at end of period	$ 9,587	$ 2,358	$ 9,587

Quarterly Report

Expressions Graphics, Inc.
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
(Unaudited)

NOTE 1 - DESCRIPTION OF COMPANY AND BASIS OF PRESENTATION:

Expressions Graphics, Inc., (the "Company"), was incorporated in Nevada on January 13, 2000. The Company is in the development stage in accordance with Statement of Financial Accounting Standards ("SFAS") No. 7 since its inception to June 30, 2001 and had accumulated a deficit while in the development stage of $78,650.

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

The unaudited Condensed Consolidated Financial Statements have been prepared by the Company, pursuant to the rules and regulations of the Securities and Exchange Commission. The information furnished herein reflects all adjustments (consisting of normal recurring accruals and adjustments) which are, in the opinion of management, necessary to fairly present the operating results for the respective periods. Certain information and footnote disclosures normally present in annual consolidated financial statements prepared in accordance with generally accepted accounting principles have been omitted pursuant to such rules and regulations. The results of the six months ended June 30, 2001 are not necessarily indicative of the results to be expected for the full year ending December 31, 2001.

NOTE 2 - EARNINGS PER SHARE

In 1997, the Financial Accounting Standard Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings per Share." SFAS No. 128 replaced the previously reported primary and fully diluted earnings per share with basic and diluted earnings per share. Unlike primary earnings per share, basic earnings per share excludes any dilutive effects of options, warrants, and convertible securities. Diluted earnings per share is very similar to the previously reported fully diluted earnings per share. Basic earnings per share is computed using the weighted-average number of common shares outstanding during the period. Common equivalent shares are excluded from the computation if their effect is anti-dilutive.

NOTE 3 – COMMON STOCK

During the six month period ended June 30, 2001, the Company issued 810,000 shares of common stock at $0.05 for a total of $40,500 the value was determined using the subscription filing. Of the total proceeds $25,000 was received prior to June 30, 2001and $15,500 was received subsequent to June 30, 2001.

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

Financial Summary

Results of Operations for the Three-Months Ended June 30, 2001

The Majority of the net loss was due to payments for accounting and legal services. Basic operational expenses including rent, postage and bank fees were typical for this period.

Liquidity and Capital Resources for the Three-months ended June 30, 2001.

During the Three-month period June 30, 2001, the Company’s cash position increased by $9,495. The Company used a total of $14,505 in cash accounting fees, attorney fees and provide for its basic operations.

Management Plan of Operations

The Company is has experienced some success in selling its current offering of securities to expand operations. The Company has raised $40,500 during the three month period ended June 30, 2001 from the sale of its current offering of common stock. The company continues to rely on the officers’ contributions of time and money to develop the current business plan. Efforts continue to fully subscribe the offering.

The company has not devoted significant time towards locating a suitable sales person for its banner products, but continues to search for the right individual. Efforts will increase once the current offering is completed.

The company’s basic operational expenses are very low and are expected to increase only as a direct result from increased sales. The current focus is to complete the offering of common stock. Then revenue can be developed pursuant to the Company’s current business plan.

Quarterly Report

OTHER INFORMATION

Item 1. Legal Proceedings
None

Item 2. Changes in Securities and Use of Proceeds
None

Item 3. Defaults Upon Senior Securities
None

Item 4. Submission of Matters to a Vote of Security Holders
None

Item 5. Other Information
None

Item 6. Exhibits and Reports on Form 8-K

Reports on Form 8-K

On August 10, 2001, the Company filed a Form 8-K with the United States Securities and
Exchange Commission; re: Change in Registrant's Certifying Accountant.

Exhibits

Included by reference, exhibit 16, filed with Form 8-K on August 10, 2001.

Quarterly Report

SIGNATURES

     In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

________EXPRESSIONS GRAPHICS, INC.______
(Registrant)

Date ___August 12, 2001______

________/s/ Neil Brouilette ___________
(Neil Brouilette, President)

Date ___August 12, 2001______

________/s/ Frank Drechsler ___________
(Frank Drechsler, Vice President/Secretary)