Form 10QSB
period 2001-09-30
EXPRESSIONS GRAPHICS INC
filed 2001-11-14
CIK 1112412

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

[X]	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended: September 30, 2001

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

Applicable only to corporate issuers.

State the number of shares outstanding of each of the issuer's classes of common equity, as of the last practicable date: Common Stock 2,060,000 as of 09/30/01

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

II

Quarterly Report

FINANCIAL STATEMENTS
Expressions Graphics, Inc.
(A Development Stage Company)
BALANCE SHEET
September 30, 2001
(Unaudited)

ASSETS

Current Assets

Cash	$42,325
Accounts Receivable	258
Other Current Assets	561

Total Current Assets	43,144

Fixed Assets

Furniture and Fixtures	10,207
Less: Accumulated Depreciation	(365)

Total Fixed Assets	9,842

TOTAL ASSETS	$ 52,986

LIABILITIES AND STOCKHOLDERS’ DEFICIENCY

Current Liabilities

Accounts Payable and Accrued expenses	$1,490
Due to Stockholder	22

Total Liabilities	1,512

Stockholders’ Deficiency

Common Stock
Par value $0.001 per share;
25,000,000 shares authorized;
2,060,000 shares issued and outstanding	2,060

Additional Paid - In Capital	143,440
Accumulated Deficit	(94,026)

Total Stockholders’ Deficiency	51,474

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$ 52,986

Quarterly Report

Expressions Graphics, Inc.
(A Development Stage Company)
STATEMENT OF OPERATIONS
(Unaudited)

			For the Period From
			January 13, 2000
			(Inception)
	3 Months Ended	3 Months Ended	to
	September 30, 2001	September 30, 2000	September 30, 2001

Sales	$-	$-	$ 240

Cost of Goods Sold	-	-	186

Gross Profit	-	-	54

General and Administrative Expenses	(15,377)	(10,955)	(94,080)

Operating loss before taxes	(15,377)	(10,955)	(94,080)

Income tax provision	-	-	-

Net Loss	$ (15,377)	$ (10,955)	$ (94,026)

Net loss per share:
Both basic and dilutive	$ (0.01)	$ (0.02)	$ (0.13)

Weighted average shares
outstanding both basic and dilutive	1,780,071	560,000	743,213

Quarterly Report

Expressions Graphics, Inc.
(A Development Stage Company)
STATEMENT OF OPERATIONS
(Unaudited)

			For the Period From
			January 13, 2000
			(Inception)
	9 Months Ended	9 Months Ended	to
	September 30, 2001	September 30, 2000	September 30, 2001

Sales	$240	$-	$ 240

Cost of Goods Sold	186	-	186

Gross Profit	54	-	54

General and Administrative Expenses	(44,788)	(37,979)	(94,080)

Operating loss before taxes	(44,788)	(37,979)	(94,080)

Income tax provision	-	-	-

Net Loss	$ (44,734)	$ (37,979)	$ (94,026)

Net loss per share:
Both basic and dilutive	$ (0.04)	$ (0.08)	$ (0.13)

Weighted average shares
outstanding both basic and dilutive	1,062,167	474,176	743,213

Quarterly Report

Expressions Graphics, Inc.
(A Development Stage Company)
STATEMENT OF CASH FLOWS
(Unaudited)

			For the Period From
			January 13, 2000
			(Inception)
	9 Months Ended	9 Months Ended	to
	Sept 30, 2001	Sept 30, 2000	Sept 30, 2001

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(44,734)	$(37,979)	$(94,026)
Adjustments to reconcile Net Loss
to net cash used in operation:
Depreciation	365	-	365
Stock Issued for Services	-	21,000	21,000
Contributed Services	22,500	-	42,500
Changes in assets and liabilities
(Increase) decrease
Accounts receivable	(258)	(1,002)	(258)
Other current assets	(385)	-	(561)
Increase (decrease)
Loan Payable: Loan Payable - FJD	(2,473)	1,557	(2,473)
Accounts Payable/Accrued Expenses 463		(175)	1,490

Net cash used in operating activities	(24,522)	(16,559)	(31,963)

CASH FLOWS FROM INVESTING ACTIVITIES

Acquisition of furniture and fixtures	(10,207)	-	(10,207)

CASH FLOWS FROM FINANCING ACTIVITIES

Due to Stockholder	1,000	-	2,495
Common Stock	75,000	17,000	82,000

Net cash provided by financing activities	76,000	17,000	84,495

Net increase (decrease) for period	41,271	401	42,325

Cash at beginning of period	1,054	-	-

Cash at end of period	$ 42,325	$ 401	$ 42,325

Supplemental Schedule of Non-Cash Activities:

During the nine months ended September 30, 2001, the Company expensed $22,500 for services performed by the officers of the Company. This amount was contributed by the officers as additional paid in capital.

Quarterly Report

Expressions Graphics, Inc.
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
(Unaudited)

NOTE 1 - DESCRIPTION OF COMPANY AND BASIS OF PRESENTATION:

Expressions Graphics, Inc., (the "Company"), was incorporated in Nevada on January 13, 2000. The Company is in the development stage in accordance with Statement of Financial Accounting Standards ("SFAS") No. 7 since its inception to September 30, 2001 and had accumulated a deficit while in the development stage of $94,026.

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

The unaudited Condensed Financial Statements have been prepared by the Company, pursuant to the rules and regulations of the Securities and Exchange Commission. The information furnished herein reflects all adjustments (consisting of normal recurring accruals and adjustments), which are in the opinion of management, necessary to fairly present the operating results for the respective periods. Certain information and footnote disclosures normally presented in annual financial statements prepared in accordance with generally accepted accounting principles have been omitted pursuant to such rules and regulations. The results of the nine months ended September 30, 2001 are not necessarily indicative of the results to be expected for the full year ending December 31, 2001. These financial statements should be read in conjunction with the Company’s audited financial statements and related footnotes for the year ended December 31, 2000 included in the Company’s annual report on Form 10-KSB.

NOTE 2 – COMMON STOCK

During the nine month period ended September 30, 2001, the Company issued 1,500,000 shares of common stock at $0.05 for a total of $75,000.

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

Financial Summary

Results of Operations for the Three-Months Ended September 30, 2001:

The majority of the net loss was due to contributed services and other professional fees. Basic operational expenses including rent, postage and bank fees were typical for this period.

Liquidity and Capital Resources for the Three-months ended September 30, 2001:

During the Three-month period September 30, 2001, the Company’s cash position increased by $41,271. The Company used a total of $17,262 in cash to purchase equipment, pay accounting fees, office rent and provide for its basic operations.

Management Plan of Operations

The Company has completed selling its registered offering of securities to expand operations. The Company has raised the entire $75,000 amount sought and completed the offering of its common stock on August 27,2001. The company continues to rely on the officers’ contributions of time to develop the current business plan.

The company has not devoted significant time towards locating a suitable sales person for its banner products, but continues to search for the right individual.

The company has purchased a large format color printer capable of producing photo quality images on a variety of materials. The company’s president is currently running tests on the machines capabilities, and is attempting to generate direct sales of graphics products produced by this machine. The purchased printer was selected for its versatility in that it can be used to produce a variety of high quality products utilizing the special skills of the president. Subcontractors are still intended for the production of bulk orders of common products.

On September 10th of 2001, the board of directors approved compensation of $1,000 per month to the President for the actual production of direct sales.

Capital expenditures for production equipment were higher than expected but have been offset by a corresponding savings for website development.

The company’s basic operational expenses are very low and are expected to increase only as a direct result from increased sales. It is the company’s opinion that the proceeds from the now completed offering will satisfy cash requirements and no additional funds will need to be raised within the next six months.

Quarterly Report

OTHER INFORMATION

Item 1. Legal Proceedings

None

Item 2. Changes in Securities and Use of Proceeds

None

Item 3. Defaults Upon Senior Securities

None

Item 4. Submission of Matters to a Vote of Security Holders

None

Item 5. Other Information

None

Item 6. Exhibits and Reports on Form 8-K

Reports on Form 8-K

On August 10, 2001, the Company filed a Form 8-K/a with the United States Securities and Exchange Commission; re: Change in Registrant's Certifying Accountant.

Exhibits

Included by reference, exhibit 16, filed with Form 8-K/a on August 10, 2001.

Quarterly Report

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

________EXPRESSIONS GRAPHICS, INC.______
(Registrant)

Date ___November 14, 2001______ ________/s/ Neil Brouilette ___________
(Neil Brouilette, President)

Date ___November 14, 2001______ ________/s/ Frank Drechsler ___________
(Frank Drechsler, Vice President/Secretary)