Form 10KSB
period 2001-12-31
EXPRESSIONS GRAPHICS INC
filed 2002-04-16
CIK 1112412

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                   FORM 10-KSB

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
                   For the fiscal Year ended December 31, 2001

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

For the transition period from ________________ to ____________________

                          Commission File No. 000-33439


                           EXPRESSIONS GRAPHICS, INC.
                           --------------------------
        (Exact name of small business issuer as specified in its charter)

                       NEVADA                                                                88-0448389
  -------------------------------------------------                               ---------------------------------
  (State or other jurisdiction of incorporation or                                (IRS Employer Identification No.)
                   organization)

           One Belmont Avenue, Suite 417
                  Bala Cynwyd, PA                                                               19004
      ----------------------------------------                                    ---------------------------------
      (Address of principal executive offices)                                               (Zip Code)

                                 (610) 660-5906
                (Issuer's Telephone Number, including Area Code)

        Section registered under Section 12(b) of the Exchange Act: None

 Securities Registered Pursuant to Section 12(g) of the Exchange Act:
                         Common Stock, $.001 par value


[X]  Check whether the issuer (1) filed all reports required to be filed by
     Section 13 or 15d of the Exchange Act during the last 12 months (or for such shorter period that the registrant was required to file such reports, and (2) has been subject to such filing requirements for the past 90 days.

[X] Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.

     Issuer's revenues for its most recent fiscal year. $390.

     The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold as of April 11, 2002 as quoted on the NASDAQ
     Over-The-Counter Bulletin Board was $18,848,000.

     Applicable only to corporate issuers.

     As of April 15, 2002 the registrant had outstanding 22,505,500 shares of Common Stock.

     Transitional Small Business Disclosure Format: [ ] YES [X] NO

                      EXPRESSIONS GRAPHICS, INC.


                           TABLE OF CONTENTS

                                                                                                        Page
                                                                                                        ----
                                                   PART I

ITEM 1 - DESCRIPTION OF BUSINESS..........................................................................1
ITEM 2 - DESCRIPTION OF PROPERTY.........................................................................10
ITEM 3 - LEGAL PROCEEDINGS...............................................................................13
ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.............................................13

                                                  PART II

ITEM 5 - MARKET FOR REGISTRANTS COMMON EQUITY AND RELATED .................................................
          STOCKHOLDER MATTERS............................................................................13
ITEM 6 - MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.......................................13
ITEM 7 - FINANCIAL STATEMENTS......................................................................F1 - F15
ITEM 8 - CHANGES IN AND DISCUSSIONS WITH ACCOUNTANTS ON ACCOUNTING
          AND FINANCIAL DISCLOSURE.......................................................................16

                                                  PART III

ITEM 9 -  DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS;
            COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT............................................16
ITEM 10 - EXECUTIVE COMPENSATION.........................................................................17
ITEM 11 - SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
            MANAGEMENT...................................................................................17
ITEM 12 - CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.................................................18
ITEM 13 - EXHIBITS, LIST AND REPORTS ON FORM 8-K.........................................................18

                                     PART I

THIS ANNUAL REPORT ON FORM 10-KSB CONTAINS, IN ADDITION TO HISTORICAL INFORMATION, FORWARD-LOOKING STATEMENTS WITHIN THE MEANING OF SECTION 27A OF THE SECURITIES ACT OF 1933, AS AMENDED, AND SECTION 21E OF THE SECURITIES EXCHANGE ACT OF 1934, AS AMENDED. EXPRESSIONS GRAPHICS, INC. HAS BASED THESE FORWARD-LOOKING STATEMENTS ON ITS CURRENT EXPECTATIONS AND PROJECTIONS ABOUT FUTURE EVENTS. THESE FORWARD-LOOKING STATEMENTS ARE SUBJECT TO KNOWN AND UNKNOWN RISKS, UNCERTAINTIES AND ASSUMPTIONS ABOUT EXPRESSIONS GRAPHICS, INC. THAT MAY CAUSE ITS ACTUAL RESULTS, LEVELS OF ACTIVITY, PERFORMANCE OR ACHIEVEMENTS TO BE MATERIALLY DIFFERENT FROM ANY FUTURE RESULTS, LEVELS OF ACTIVITY, PERFORMANCE OR ACHIEVEMENTS EXPRESSED OR IMPLIED BY SUCH FORWARD-LOOKING STATEMENTS. IN SOME CASES, YOU CAN IDENTIFY FORWARD-LOOKING STATEMENTS BY TERMINOLOGY SUCH AS "MAY," "WILL," "SHOULD," "COULD," "WOULD," "EXPECT," "PLAN," "ANTICIPATE," "BELIEVE," "ESTIMATE," "CONTINUE," OR THE NEGATIVE OF SUCH TERMS OR OTHER SIMILAR EXPRESSIONS. FACTORS THAT MIGHT CAUSE OR CONTRIBUTE TO SUCH A DISCREPANCY INCLUDE, BUT ARE NOT LIMITED TO, THOSE DISCUSSED ELSEWHERE IN THIS ANNUAL REPORT, INCLUDING THE SECTION ENTITLED "DESCRIPTION OF THE BUSINESS -- RISKS RELATED TO OUR BUSINESS," AND THE RISKS DISCUSSED IN OUR OTHER SECURITIES AND EXCHANGE COMMISSION FILINGS. THE FOLLOWING DISCUSSION SHOULD BE READ IN CONJUNCTION WITH OUR AUDITED CONSOLIDATED FINANCIAL STATEMENTS AND RELATED NOTES THERETO INCLUDED ELSEWHERE IN THIS REPORT.

ITEM 1. Description of Business.

         General

         We are a Nevada corporation that was formed on January 13, 2000. From the date of our formation through February 2002, we were engaged in the business of marketing and selling graphics media products such as symbols, logos, pictures, signs and business advertisements, over the Internet. In February 2002, we changed our management and began to implement a new business plan. We are presently engaged in the business of acquiring, exploring and developing domestic natural gas and oil properties.

         In February 2002, we acquired an approximate 19.5% gross working interest in Louisiana State Lease No. 16141 No. 1 Well in Hell Hole Bayou, an exploration project located in Vermillion Parish, Louisiana, and the associated prospect, for an aggregate purchase price of $8,500,000, of which $6,000,000 was paid at closing, $1,500,000 was paid in April 2002 and $1,000,000 is due in May 2002. We acquired these assets through an assignment from Touchstone Resources USA, Inc. of rights under two Purchase and Sale Agreements between Touchstone Resources USA, Inc. and SKH Management, L.P., each dated February 17, 2002. Touchstone Resources USA, Inc. retained an approximate 20% interest in the net profits which we ultimately realize from our working interest in the project.

         In connection with this transaction, we purchased a 10% secured convertible promissory note in the principal amount of $2,000,000 and warrants to purchase 2,127,660 shares of common stock from Touchstone Resources, Ltd., a CDNX listed company and the parent company of Touchstone Resources USA, Inc. The secured convertible promissory note has an initial conversion price of $.94 per share and is secured by the 9.25% working interest in Hell Hole Bayou still owned by Touchstone Resources, Ltd. Assuming full conversion of the secured convertible promissory note and full exercise of the warrants, we would own approximately 10% of the common stock of Touchstone Resources, Ltd. on a fully diluted basis.

         We are presently negotiating the acquisition of an additional approximately 20% working interest in Hell Hole Bayou.

         In March 2002, we acquired the sole limited partnership interest in Knox Miss. Partners, L.P., a Delaware limited partnership, for a capital contribution of $2,740,000. Knox Miss. Partners, L.P. was formed to acquire interests in gas, oil and mineral leases of properties located in Mississippi. We also acquired controlling voting membership interests in Knox Miss. LLC, the general partner of Knox Miss. Partners, L.P., which entitle us to appoint the managers of Knox Miss. LLC. Currently, the sole manager is Mark Bush, who also is the Chief Executive Officer of Touchstone Resources USA, Inc. Pursuant to the terms of the Partnership Agreement of Knox Miss. Partners, L.P., the limited partners are entitled to receive 99% of all cash generated by Knox Miss. Partners, L.P. from its operations or received from the disposition of its assets until such time as the limited partners have recovered their capital contributions. Subsequent to that date, the limited partners are entitled to receive 75% of all cash generated by Knox Miss. Partners, L.P. from its operations or received from the disposition of its assets.

         In March 2002, Knox Miss. Partners, L.P. entered into two Exploration Agreements, as follows:

         Exploration Agreement Covering Livingston Transform Area

         On March 23, 2002, Knox Miss. Partners, L.P. entered into an Exploration Agreement with SK Exploration, Inc., an affiliate of SKH Management, L.P., to jointly cooperate and participate in the exploration and development of oil, gas and mineral leases located in Webster, Clay, Chickasaw, Calhoun and Grenada Counties, Mississippi (the "Livingston Transform Area"). In exchange for a total purchase price of $2,230,000, $1,000,000 of which was paid at closing, $805,000 of which is due in May 2002 and $425,000 of which is due on or before January 1, 2003, SK Exploration, Inc. assigned to Knox Miss. Partners, L.P. an undivided 50% interest in oil, gas and mineral leases owned and held by SK Exploration, Inc. consisting of 14,000 net mineral acres within the Livingston Transform Area.

         As part of the ongoing exploration and development of the Livingston Transform Area, SK Exploration, Inc. anticipates acquiring approximately an additional 10,000 net mineral acres located within the Clarkston and Lewisville Prospects. Within 30 days of any such acquisition, SK Exploration, Inc. is obligated to assign an undivided 50% interest in these additional acres to Knox Miss. Partners, L.P.

         Upon any joint sale by the parties of any of their ownership interests in the Livingston Transform Area, Knox Miss. Partners, L.P. is entitled to receive the first $850,000 of the proceeds, provided that, if the sale occurs prior to the date that the second installment of the purchase price is due from Knox Miss. Partners, L.P., then Knox Miss. Partners, L.P. is entitled to receive the first $425,000 of the proceeds and will be relieved of its obligation to fund the second installment of the purchase price.

         Exploration Agreement Covering Longview and Osborn Prospects

         On March 23, 2002, Knox Miss. Partners, L.P. entered into an Exploration Agreement with SKH Energy Partners II, L.P., an affiliate of SKH Management, L.P., to jointly cooperate and participate in the exploration and development of oil, gas and mineral leases located in Oktibbeha County, Mississippi (the "Longview and Osborn Prospects"). In exchange for a purchase price of $475,000, SKH Energy Partners II, L.P. assigned to Knox Miss. Partners, L.P. an undivided 50% interest in oil, gas and mineral leases owned and held by SKH Energy Partners II, L.P. consisting of 9,000 net mineral acres within the Longview and Osborn Prospects.

         As part of the ongoing exploration and development of the Longview and Osborn Prospects, SKH Energy Partners II, L.P. anticipates acquiring approximately an additional 3,000 net mineral acres located within the Clarkston and Lewisville Prospects. Within 30 days of any such acquisition, SK Energy Partners II, L.P. is obligated to assign an undivided 50% interest in these additional acres to Knox Miss. Partners, L.P.

         All operations in both the Livingston Transform Area and the Clarkston and Lewisville Prospects will be conducted in accordance with the provisions of Joint Operating Agreements between the parties. These Joint Operating Agreements shall be in a standard industry form with minor modifications as agreed to by the parties. Knox Miss. Partners, L.P. shall be named as the operator in each of the Joint Operating Agreements. Subsequent to one year after the date of the Exploration Agreements, if either party to the relevant Exploration Agreement elects to drill an Initial Prospect Exploratory Well, then, depending on the results of the drilling activities, if the other party to the Exploration Agreement elects not to participate in the drilling activities, it may be obligated to relinquish to the participating party:

         o its interest or right to earn or acquire an interest in the producing unit established for the Initial Prospect Exploratory Well, and

         o a portion of its interest or right to earn or acquire an interest in the remainder of the Prospect Area depending on the results of the drilling activities.

         In order to fund the acquisition of these working and revenue interests and the purchase of our investment in Touchstone Resources, Ltd., we completed two private placement offerings of our debt and equity securities in February and March 2002. In these offerings, we raised an aggregate of $14,150,000. In addition, in April 2002, we raised an additional $1,500,000 in a private placement offering of a secured convertible promissory note in the principal amount of $1,500,000. Pursuant to this offering, we granted to the lender, Gemini Growth Fund, L.P., a first priority security interest in all of our assets.

         We plan to work with Touchstone Resources USA, Inc., SKH Management, L.P. and various third parties to complete the exploration and development of these prospects and to sell oil and gas produced at these locations on the open market.

         Industry

         Our oil and gas exploration, development and production activities are subject to various types of regulation by local, state and federal agencies. Legislation affecting the oil and gas industry is under constant review for amendment and expansion. Also, numerous departments and agencies, both federal and state, are authorized by statute to issue and have issued rules and regulations binding on the oil and gas industry and its individual members, some of which carry substantial penalties for failure to comply. The regulatory burden on the oil and gas industry increases our cost of doing business and, consequently, affects our profitability. However, since these regulations generally apply to all oil and gas producers, we believe that these regulations should not put us at a material disadvantage to other oil and gas producers. All of our properties are currently located in Louisiana and Mississippi. We are seeking to develop reserves and production through exploratory drilling and subsequent development of prospects originally generated by other parties utilizing geological and geophysical expertise. We have recently acquired our portfolio of properties through acquisitions and are currently working to exploit and develop our property holdings through low risk drilling efforts by others.

         The geographic focus of our operations in Louisiana and Mississippi enable us to manage our asset base with a relatively small number of employees and will enable us to add production at a relatively low incremental cost.

         In the oil and gas exploration and production business, an exploratory well takes a considerable amount of time to bring to the drillable state. Geology and geophysical efforts frequently take months of preparation. Leasing the mineral rights may take additional months to accomplish. Engineering planning for the drilling and completing of a well and the subsequent production and sales of the hydrocarbons may take a couple months. Some of this work is concurrent, but some of it is also "end to end" in that one step in the process may not be performed until the previous step in the process is completed. The exploratory well itself may take several months to drill and complete. If commercial production of oil or gas is established, facilities at the surface must be constructed to separate the oil and gas and any produced water that may be associated. A gathering line must be then constructed to tie into an established transportation pipeline for ultimate delivery to the "burner tip". Right of ways and easements must be negotiated to build the gathering line. Oil must be transported to a refinery by either an existing transportation pipeline or by truck. This process of preparing a well for production may delay sales of petroleum from 30 days to several months, as pipeline and sales contracts must be negotiated. So from the time an exploratory well is drilled, a time delay from first sales of production could be a lengthy process ranging anywhere from three to twelve months. Payment for sale of oil or gas occurs after the first month's production, a delay of another month. On subsequent development in a field, many of these elements are in place, and the production and revenue distribution is greatly accelerated.

         Business Strategy

         Our strategy is to develop reserves and increase our cash flow through the exploration of our Louisiana and Mississippi prospects and through the selective acquisition of additional properties both offshore and onshore in these and other states. We will implement our strategy by focusing on the following key strengths:

         o    High potential exploratory drilling;

         o Low risk exploitation and development drilling in core areas of operation;

         o    Use of advanced technology for prospect generation;

         o Opportunistic acquisitions with additional exploratory and/or development potential; and

         o    Geographically focused operations.

         HIGH POTENTIAL EXPLORATORY DRILLING IN LOUISIANA AND MISSISSIPPI. Operators at our Louisiana prospects are currently drilling two exploratory wells in Louisiana and plan to drill at least two additional exploratory wells during the remainder of 2002, the successful completion of any one of which could substantially increase our reserves. We believe we have assembled a two year inventory of exploration and development drilling opportunities in Louisiana and Mississippi. We hold interests in three lease blocks, representing 2,800 acres in Louisiana. We have an approximate 19.5% working interest in all of our lease blocks. In Mississippi, five prospects to which we own rights, Southeast Maben, Osborne, Northwest Maben, Webster Arch and Toposhaw, have current operations.

         LOW RISK EXPLOITATION AND DEVELOPMENT DRILLING. We own onshore natural gas and oil properties in Louisiana and Mississippi. Operators at our Louisiana prospects plan to drill two to four development wells during the remainder of 2002. In addition, we anticipate that we will continue to acquire properties with exploitation and development potential in our core areas of operation as opportunities arise.

         USE OF ADVANCED TECHNOLOGY FOR IN-HOUSE PROSPECT GENERATION. We generate virtually all our Louisiana and Mississippi exploration prospects utilizing advanced technology, including 3-D seismic and in-house computer-aided exploration technology, to reduce risks, lower costs and prioritize drilling prospects. We have available to us two geologists/geophysicists with industry experience of approximately thirty years each and two geophysical workstations for use in interpreting 3-D seismic data. The availability of 3-D seismic data for our Louisiana and Mississippi properties at reasonable costs has enabled us to identify multiple exploration and development prospects in our existing inventory of properties and to define possible lease and acquisition prospects.

         OPPORTUNISTIC ACQUISITIONS. Although our primary strategy is to grow our reserves through drilling, we anticipate making opportunistic acquisitions in Louisiana, Mississippi or Texas with exploratory potential and in core areas of operation with exploitation and development potential.

         GEOGRAPHICALLY FOCUSED OPERATIONS. Focusing drilling activities on properties in a relatively concentrated area in Louisiana and Mississippi allows us to utilize the base of geological, engineering, exploration and production experience available to us in the region. The geographic focus of our operations allows us to manage our asset base with a relatively small number of employees and enables us to add production at relatively low incremental costs. We believe that Louisiana, Mississippi and Texas remain attractive for future exploration and development activities due to the availability of geologic data, remaining reserve potential and the infrastructure of gathering systems, pipelines and providers of drilling services and equipment.

         Competition

         The oil and gas industry is intensely competitive and we compete with other companies which have longer operating histories and greater financial and personnel resources. Many of such companies not only explore for and produce crude oil and natural gas but also carry on refining operations and market petroleum and other products on a worldwide basis. There is also competition between the oil and gas industry and other industries with respect to the supply of energy and fuel to industrial, commercial and individual customers. Our main competitors in South Louisiana are Devon Energy Corporation ("Devon"), Union Oil Company of California ("Unocal") and Dominion Exploration & Production, Inc. ("Dominion"). In Mississippi, our main competitors are TotalFinaElf ("TFE") and Devon.

         Environmental

         Our operations are subject to a variety of federal, state, local and international laws and regulations governing the discharge of materials into the environment or otherwise relating to environmental protection. Significant fines and penalties may be imposed for the failure to comply with environmental laws and regulations. Some environmental laws provide for joint and several strict liability for remediation of releases of hazardous substances, rendering a person liable for environmental damage without regard to negligence or fault on the part of such person. In addition, we may be subject to claims alleging personal injury or property damage as a result of alleged exposure to hazardous substances such as oil and gas related products.

         Some environmental protection laws and regulations may expose us to liability arising out of the conduct of operations or conditions caused by others, or for acts which were in compliance with all applicable laws at the time the acts were performed. Changes in the environmental laws and regulations, or claims for damages to persons, property, natural resources or the environment, could result in substantial costs and liabilities to us.

         Regulatory Matters

         Oil and gas exploration, development and production are subject to various types of regulation by local, state and federal agencies. Legislation affecting the oil and gas industry is under constant review for amendment and expansion. Also, numerous departments and agencies, both federal and state, are authorized by statute to issue and have issued rules and regulations binding on the oil and gas industry and its individual members, some of which carry substantial penalties for failure to comply. The regulatory burden on the oil and gas industry increases our cost of doing business and, consequently, affects our profitability.

         The states in which we own and operate properties have statutes, rules and regulations governing conservation matters including the unitization or pooling of oil and gas properties, establishment of maximum rates of production from oil and gas wells and the spacing of such wells.

         Oil and gas mineral rights may be held by individuals or corporations and, in certain circumstances, by governments having jurisdiction over the area in which such mineral rights are located. As a general rule, parties holding such mineral rights grant licenses or leases to third parties to facilitate the exploration and development of these mineral rights. The terms of the leases and licenses are generally established to require timely development. Notwithstanding the ownership of mineral rights, the government of the jurisdiction in which mineral rights are located generally retains authority over the manner of development of those rights.

         In addition to royalties paid to freehold owners, each state generally imposes a production or severance tax with respect to production and sale of crude oil, natural gas and natural gas liquids within their respective jurisdictions. For the most part, state production taxes are applied as a percentage of production or sales.

         Employees

         We have three full-time and contract employees that provide us with management, financial, accounting and administrative services. We believe that we maintain a good relationship with our employees.

         Significant Subsidiaries

         We have two subsidiaries, EGI Louisiana, Inc., a Nevada corporation, and Knox Miss. Partners, L.P., a Delaware limited partnership, each of which are operated out of our headquarters in Bala Cynwyd, Pennsylvania. EGI Louisiana, Inc. is the owner of our working and revenue interests in North Hell Hole Bayou, Vermillion Parish, Louisiana. We own 100% of the issued and outstanding common stock of EGI Louisiana, Inc. Knox Miss. Partners, L.P. holds our working and revenue interests in the Livingston Transform Area and in the Longview and Osborn Prospects. We own the sole limited partnership interest in Knox Miss. Partners, L.P. In addition, we own all of the voting membership interests in Knox Miss., LLC, the sole general partner of Knox Miss. Partners, L.P.

         Risks Related to Our Business

         Our proposed operations are speculative in nature and may not ever result in any operating revenues or profits.

         We are not certain that our business model, even if successful, will result in operating revenues or profits. Our success depends upon our ability to acquire working and revenue interests in properties upon which gas and oil reserves are ultimately discovered. We expect to ultimately derive the cash flow necessary to fund our operations from the operations and/or sale of our leased properties. As of March 31, 2002, none of our leased properties have generated operating revenues. Furthermore, as we only began to implement our business plan in 2002, we have not generated any significant revenues from the sale of our interests in our leased properties. Accordingly, we do not have an established history of locating and developing properties that have gas and oil reserves.

         Many factors affect our ability to produce oil and gas from our properties. If we are unable to produce oil and/or gas from our properties, then our operations will be severely affected.

         Our business of exploring for and producing oil and gas involves a substantial risk of investment loss which even a combination of experience, knowledge and careful evaluation may not be able to overcome. Drilling oil and gas wells involves the risk that the wells may be unproductive or that, although productive, the wells do not produce oil and/or gas in economic quantities. Other hazards, such as unusual or unexpected geological formations, pressures, fires, blowouts, loss of circulation of drilling fluids or other conditions may substantially delay or prevent completion of any well. Adverse weather conditions can also hinder drilling operations. A productive well may become uneconomic in the event water or other deleterious substances are encountered, which impair or prevent the production of oil and/or gas from the well. In addition, production from any well may be unmarketable if it is impregnated with water or other deleterious substances. As with any petroleum property, there can be no assurance that oil and gas will be produced from the properties in which we have interests. In addition, the marketability of oil and gas which may be acquired or discovered, will be affected by numerous factors beyond our control. These factors include the proximity and capacity of oil and gas pipelines and processing equipment, market fluctuations of prices, taxes, royalties, land tenure, allowable production and environmental protection. The extent of these factors cannot be accurately predicted, but the combination of these factors may result in our not receiving an adequate return on invested capital. There is no assurance that additional crude oil or natural gas in commercial quantities will be discovered through our endeavors.

         Our operations are extremely dependent upon our relationships with other companies and other service providers.

         The success or our business is almost entirely dependent on our relationships with various third parties, the termination of which would have a material adverse affect on our business. Our management does not have specialized gas and oil industry experience. We rely upon various companies, such as Touchstone Resources USA, Inc. and SKH Management, L.P., to assist us in identifying desirable gas and oil prospects in which to acquire our ownership interests and to provide us with technical assistance and services. We also rely upon the services of geologists, geophysicists, chemists, engineers and other scientists to explore and analyze our prospects to determine a method in which the prospects may be developed in a cost-effective manner. In addition, we will rely upon the owners and operators of oil rigs and drilling equipment to develop our prospects to production. If any of these relationships with third party service providers are terminated or are unavailable on terms that are favorable to us, then we will not be able to implement our business plan.

         In the event we are unable to identify additional gas and oil prospects in which we can acquire leasehold or other ownership interests at an affordable price, then, we may not be able to sustain our current growth rate.

         One element of our strategy is to continue to grow through selected acquisitions of leasehold or other ownership interests in gas and oil prospects. If we are unable to implement this aspect of our strategy in a timely manner, then our operations may be adversely affected. There can be no assurance:

         o that we will be able to identify desirable gas and oil prospects and acquire leasehold or other ownership interests in such prospects at a desirable price;

         o that any completed, currently planned, or future acquisitions of ownership interests in gas and oil prospects will include prospects that contain proven gas or oil reserves;

         o that we will have the ability to develop prospects which contain proven oil reserves to the point of production;

         o that we will have the financial ability to consummate additional acquisitions of ownership interests in gas and oil prospects or to develop the prospects which we acquire to the point of production; or

         o that we will be able to consummate such additional acquisitions on terms favorable to us.

         Market fluctuations in the prices of oil and gas could adversely affect the price at which we can sell any gas or oil discovered on our leased properties.

         If we attempt to sell the gas and oil reserves that are discovered on our leased properties at a time when the price of such commodities is experiencing a negative price fluctuation, then we will be required to reduce our sales prices, which will have an adverse effect on our profitability. Market fluctuations in the prices of oil and gas can adversely effect the price for which we can sell gas and oil discovered on our leased properties. In recent decades, there have been periods of both worldwide over production and underproduction of hydrocarbons and periods of both increased and relaxed energy conservation efforts. These conditions have resulted in periods of excess supply of, and reduced demand for, crude oil on a worldwide basis and for natural gas on a domestic basis. These periods have been followed by periods of short supply of, and increased demand for, crude oil and, to a lesser extent, natural gas. The excess or short supply of gas and crude oil has placed pressures on prices and has resulted in dramatic price fluctuations even during relatively short periods of seasonal market demand. The price of natural gas has exhibited market demand fluctuations; however, because most of the natural gas consumed within the United States is produced within the United States, the price of natural gas has recently exhibited the more dramatic price fluctuations due to extreme weather conditions than crude oil prices have experienced under conditions of high import levels.

         If we are unable to adequately fund our development and exploration projects our business and operations will be adversely affected.

         We do not have an adequate amount of cash on hand or other working capital to adequately fund our development and exploration projects. We have primarily relied on the sale of our debt and equity securities to fund the acquisition, exploration and development of our petroleum properties. In order to continue funding these projects and to have the ability to fund additional projects, we will need to raise additional capital. We can provide no assurance that additional funding will be available to us for exploration and development of our projects or to fulfill our obligations under any agreements. There can be no assurance that we will be able to generate sufficient operating cash flow or obtain adequate financing in the future or that the terms of such financing will be favorable. Failure to generate such additional operating cash flow or obtain such additional financing could result in delay or indefinite postponement of further exploration and development of our projects with the possible loss of such properties.

         If we are unable to maintain or fail to obtain adequate insurance, then we may incur substantial liabilities as a result of personal injury and/or damage to property related to the many potential hazards to workers and property associated with oil and gas exploration activities.

         We may suffer losses from uninsurable hazards or from hazards which the operator of any properties in which we may acquire interests has either chosen not to insure against because of high premium costs or other reasons or has chosen to maintain an insufficient level of insurance against. We intend to engage in participating in the drilling of both exploratory and development wells. Exploratory wells have much greater dry hole risk than do wells which are drilled offsetting established production. We may become subject to liability for pollution, fire, explosion, blow-outs, cratering and oil spills against which it cannot insure or against which it may elect not to insure. Such events could result in substantial damage to oil and gas wells, producing facilities and other property and personal injury. The payment of any such liabilities would have a material adverse effect on our financial position.

         Rather than retaining legal counsel to examine title, we depend on the judgment of oil and gas lease brokers and the operators of wells to ensure that there are no material title deficiencies in the properties which we lease that could render the lease worthless and have a material adverse affect on our business and operations.

         We purchase working and revenue interests in oil and gas properties leasehold interests. The existence of a material title deficiency can render a lease worthless and can result in a large expense to our business. It is our practice in acquiring oil and gas leases or undivided interests in oil and gas leases not to undergo the expense of retaining lawyers to examine the title to the mineral interest to be placed under lease or already placed under lease. Rather, we will rely upon the judgment of oil and gas lease brokers or landmen who perform the field work in examining records in the appropriate governmental office before attempting to place under lease a specific mineral interest. This is customary practice in the oil and gas industry. Prior to the drilling of an oil and gas well, however, it is the normal practice in the oil and gas industry for the person or company acting as the operator of the well to obtain a preliminary title review of the spacing unit within which the proposed oil and gas well is to be drilled to ensure there are no obvious deficiencies in title to the well. We do not anticipate that we, or the person or company acting as operator of the wells located on the properties which we intend to lease, will obtain counsel to examine title to such spacing unit until the well is about to be drilled. It frequently happens, as a result of such examinations, that certain curative work must be performed to correct deficiencies in the marketability of the title, and such curative work entails expense. The work might include obtaining affidavits of heirship or causing an estate to be administered. It does happen, from time to time, that the examination made by the title lawyers reveals that the oil and gas lease or leases are worthless, having been purchased in error from a person who is not the owner of the mineral interest desired. In such instances, the amount paid for such oil and gas lease or leases is generally lost. As these amounts are generally very large, if we were to lose the amount paid for any such oil and gas lease, such loss would have a material adverse effect on our business. As we do not intend to retain title lawyers in connection with our acquisitions, the risk of such losses in our operations is increased.

         The oil and gas exploration industry is extremely competitive, which may adversely affect our profitability.

         The oil and gas industry is intensely competitive and we compete with other companies which have longer operating histories and greater financial resources. Many of such companies not only explore for and produce crude oil and natural gas but also carry on refining operations and market petroleum and other products on a worldwide basis. These competitors can sustain longer periods of reduced prices of gas and oil and have the resources to actively reduce prices to force us out of the market. There is also competition between the oil and gas industry and other industries with respect to the supply of energy and fuel to industrial, commercial and individual customers.

         Our failure to comply with strict environmental regulations could result in significant fines and/or penalties and our cost of compliance with such regulations could result in large expenses, either of which would adversely affect our operations.

         Our operations are subject to a variety of federal, state, local and international laws and regulations governing the discharge of materials into the environment or otherwise relating to environmental protection. Significant fines and penalties may be imposed for the failure to comply with environmental laws and regulations. Some environmental laws provide for joint and several strict liability for remediation of releases of hazardous substances, rendering a person liable for environmental damage without regard to negligence or fault on the part of such person. In addition, we may be subject to claims alleging personal injury or property damage as a result of alleged exposure to hazardous substances such as oil and gas related products.

         Some environmental protection laws and regulations may expose us to liability arising out of the conduct of operations or conditions caused by others, or for acts which were in compliance with all applicable laws at the time the acts were performed. Changes in the environmental laws and regulations, or claims for damages to persons, property, natural resources or the environment, could result in substantial costs and liabilities to us. Therefore, there can be no assurance that we will not incur significant environmental compliance costs in the future.

         Our failure to comply with various levels of governmental regulations to which we are subject could result in significant fines and/or penalties and our cost of compliance with such regulations could result in large expenses, either of which would adversely affect our operations.

         Oil and gas exploration, development and production are subject to various types of regulation by local, state and federal agencies. Legislation affecting the oil and gas industry is under constant review for amendment and expansion. Also, numerous departments and agencies, both federal and state, are authorized by statute to issue and have issued rules and regulations binding on the oil and gas industry and its individual members, some of which carry substantial penalties for failure to comply. The regulatory burden on the oil and gas industry increases our cost of doing business and, consequently, adversely affects its profitability.

         We have had operating losses and limited revenues to date and do not expect to be profitable in the foreseeable future.

         We have been operating at a loss each year since our inception, and we expect to continue to incur substantial losses for at least the foreseeable future. Net loss applicable to common stockholders for the years ended December 31, 2000 and 2001 were approximately $49,184 and $67,544 respectively. Through December 31, 2001, we had an accumulated deficit of approximately $116,728. We also have limited revenues to date. Revenues for the years ended December 31, 2000 and 2001 were $0 and $390, respectively. Further, we may not be able to generate significant revenues in the future. In addition, we expect to incur substantial operating expenses in connection with our gas and oil exploration activities. As a result, we expect to continue to experience negative cash flow for at least the foreseeable future and cannot predict when, or even if, we might become profitable.

         We owe approximately $15,650,000 to third parties; if we are unable to satisfy this indebtedness, our business will be adversely affected.

         As of April 15, 2002, we had indebtedness to third parties in the aggregate amount of approximately $15,650,000 (unaudited). A substantial amount of this indebtedness consists of promissory notes in the aggregate principal amount of approximately $10,000,000 held by two of our stockholders. These promissory notes mature upon the earlier of (i) March 1, 2005 or (ii) five business days after the date on which we sell, assign, transfer or refinance our working interests in Louisiana State Lease No. 16141 No. 1 Well and receive net proceeds of at least $10,000,000 as a result of such sale, assignment, transfer or refinancing. The remainder of this indebtedness consists of convertible promissory notes in the aggregate principal amount of $5,650,000. Convertible promissory notes in the aggregate principal amount of $4,150,000 will automatically convert into shares of our common stock and preferred stock upon the approval of our stockholders of an increase in the number of authorized shares of our common stock and the authorization of preferred stock. However, if our stockholders do not approve such changes to our authorized capital stock, then these convertible promissory notes will be due and payable in March 2003. A secured convertible promissory note in the principal amount of $1,500,000 matures on October 31, 2003. If such convertible promissory notes are converted into shares of our common stock, then we will no longer have a cash liability related to these convertible promissory notes. However, the presence of this indebtedness may have a negative effect on our ability to obtain additional financing. In addition, if we do not have adequate funds on hand at the maturity dates of these convertible promissory notes and are obligated to repay these convertible promissory notes, then we will require significant additional funding if we are unable to restructure or otherwise delay our obligation to satisfy this indebtedness. We are not certain that alternative financing will be available to us on acceptable terms or at all. In addition, if we are unable to repay the secured convertible promissory note in the principal amount of $1,500,000, then the lender has the right to foreclose on our assets in order to satisfy this indebtedness. Any such action would adversely affect our operations.

         There is no significant trading market for our common stock.

         Our common stock is not eligible for trading on any national or regional exchange. Our common stock is eligible for trading in the over-the-counter market in the "Pink Sheets" or on the NASDAQ Over-the-Counter Bulletin Board Trading System pursuant to Rule 15c2-11 of the Securities Exchange Act of 1934. This market tends to be highly illiquid, in part because there is no national quotation system by which potential investors can trace the market price of shares except through information received or generated by a limited number of broker-dealers that make a market in that particular stock. There are currently no plans, proposals, arrangements or understandings with any person with regard to the development of a trading market in the common stock. We are not certain that an active trading market in the common stock will develop, or if such a market develops, that it will be sustained. In addition, there is a greater chance for market volatility for securities that trade in the Pink Sheets or on the Bulletin Board as opposed to a national exchange or quotation system. This volatility may be caused by a variety of factors, including:

         o    the lack of readily available price quotations;

         o the absence of consistent administrative supervision of "bid" and "ask" quotations;

         o    lower trading volume; and

         o    market conditions.

         In a volatile market, we may experience wide fluctuations in the market price of our securities. These fluctuations may have an extremely negative effect on the market price of our securities and may prevent you from obtaining a market price equal to your purchase price when you attempt to sell our securities in the open market. In these situations, you may be required to either sell our securities at a market price which is lower than your purchase price, or to hold your investment in our securities for a longer period of time than you planned to hold this investment.

         Our existing stockholders will experience dilution of their ownership interests due to the issuance of additional shares of our common stock.

         We may in the future issue our previously authorized and unissued securities which will result in the dilution of the ownership interests of our present stockholders. We currently have 25.0 million shares of common stock that are authorized for issuance, of which we have issued approximately 22.5 million shares as of April 15, 2002. We intend to request that our shareholders approve an increase in the number of shares of our authorized common stock to 90,000,000 and to approve a 1-for-5 reverse split at our Annual Shareholders Meeting in 2002. At April 15, 2002, we had issued and outstanding warrants and convertible promissory notes which will automatically be converted into approximately 17.0 million shares of common stock upon approval of the increase in the number of shares of our authorized common stock. Additionally, we may issue additional shares of our common stock in connection with:

         o    the hiring of personnel;

         o    future acquisitions;

         o future private placements of our securities for capital raising purposes; and

         o for other valid business purposes within the discretion of our Board of Directors.

         Our issuance of these shares of common stock will also dilute the ownership interests of our existing stockholders.

         The influx of additional shares of our common stock onto the market may create downward pressure on the trading price of our common stock.

         The initial sale or secondary resale of substantial amounts of our common stock in the public markets can have an adverse effect on the market price of our common stock and make it more difficult for us to sell our equity securities in the future at prices which we deem appropriate. Since our operations have been funded primarily through the sale of restricted securities, a significant amount of our issued and outstanding securities have not been eligible for public resale. By virtue of the shares covered by a prospectus that was declared effective in August 2001, as well as under Rule 144 of the Securities Act of 1933, we estimate that approximately 6.0 million shares of our common stock are presently eligible for public resale. The remaining shares, including approximately 17.0 million shares of our common stock that will be issued upon conversion of issued and outstanding warrants and convertible promissory notes which will occur automatically upon shareholder approval of the increase in the number of authorized shares of our common stock, will become periodically eligible for public resale commencing January 2003 through March 2003. The resale of shares into the public market, or the mere perception that these resales could occur, could adversely affect the market price of our common stock and could impair our ability to obtain capital through securities offerings.

         We do not anticipate paying dividends.

         We have not paid any cash dividends on our common stock since our inception and we do not anticipate paying cash dividends in the foreseeable future. Any dividends which we may pay in the future will be at the discretion of our Board of Directors and will depend on our future earnings, any applicable regulatory considerations, our financial requirements and other similarly unpredictable factors. For the foreseeable future, we anticipate that we will retain any earnings which we may generate from our operations to finance and develop our growth and that we will not pay cash dividends to our stockholders.

ITEM 2. Description of Property.

         We currently rent a small office located 14260 Garden Road, #b-724, Poway, California 92064. We rent this space on a month-to-month basis at a rate of $175 per month, utilities included. We can acquire additional warehousing space at this facility as needed in increments as small as 200 square feet. This is a month-to-month lease which we plan to terminate in 2002.

         Our operational offices are located at 1 Belmont Plaza, Suite 417, Bala Cynwyd, PA 19004. We rent office space at a rate of $1,000 per month from a company affiliated with Stephen P. Harrington, our President and a member of our Board of Directors. We also have rent free use of office space located at 5858 Westheimer, Suite 708, Houston, Texas 77057.

         The following is a description of working and revenue interests which we currently own:

         North Hell Hole Bayou, Vermilion Parish, Louisiana

         Acquisition and Leasing

         The prospect was developed by SKH Management, L.P. and Touchstone Resources USA, Inc., both of Houston, Texas. Part of the lease position is a farmout from Devon, Dominion and Unocal. The original test well has been temporarily suspended and will likely be reentered in 2002 and sidetracked, a process whereby a hole is cut into the protective casing of the original well and a new well is directionally drilled away from the existing borehole. We have reserved an approximate 19.5% working interest in first and second test wells and are presently negotiating the acquisition of an additional approximately 20% working interest in these wells. Additional participants in this prospect include The McAlester Fuel Company and SKH Management, L.P. The completed well cost for the 21,000 foot well is estimated to be approximately $8,700,000. The McAlester Fuel Company will commence drilling Louisiana State Lease No. 16141 No. 2 Well to a depth of 21,000 feet in the next 60 days to evaluate the deep objectives. It is in effect a replacement well for the Louisiana State Lease No. 16141 No. 1 Well and will earn the deep rights below 17,300 feet.

         Location

         The prospect is located in Vermilion Bay, Vermilion Parish, Louisiana at the edge of the Gulf of Mexico. Production occurs at Redfish Point Field to the north and at Hell Hole Bayou to the south. Water depth at the drill site is 6-10 feet which will necessitate a barge mounted rig. An estimated 90 days will be required to drill the well and 14 days to complete the exploratory well, which will have less than a 50% probability of success. The Redfish Point Field has produced 193 billion cubic feet of gas (BCFG) and 11.7 million barrels of oil (MMBO) from Miocene intervals. Hell Hole Bayou Field (also known as the Indian Point Field) has produced 71 BCF and more than 3.7 MMBO from the same sands.

         Geology

         The primary target at North Hell Hole Bayou is the Lower Miocene Discorbis Bolivarensis 30 ("Disc 30"), that produces in surrounding fields and wells. This sand package is over a thousand feet thick and has proven highly productive at the North Freshwater Bayou-Freshwater Bayou Complex seven miles to the west. These same Disc-30 series sands have produced in excess of 547 BCF from less than 20 wells.

         The Disc 30 sands are well developed in an abandoned Sohio well drilled in 1986 on the western flank of the structure. The top of the sands in this well is at 19,900 feet and the well encountered mudlog, sidewall core, and electric log shows in the uppermost sand section. The North Hell Hole Prospect has over 1,000 acres of structurally closed area updip to the Sohio well and a structural advantage of 430 feet. The objective Disc. 30 sand series is the first interval beneath the onset of abnormal formation pressure, a key relationship in most of the major gas fields of South Louisiana.

         The prospect is a large north-south trending 3-way upthrown fault closure, sealed by a buried growth fault which strikes east to west. The structure has excellent structural timing and features 800 feet of counter-regional dip back to the north. This is an early formed trap that is the necessary configuration for trapping oil and gas in the Gulf Coast.

         Reserves of over 300 BCFG are based on 800 acres of closure in the northern 3-way upthrown closure. South of this prospect lies another 3-way upthrown fault closure; further south is a downthrown 3-way closure against the bounding fault to its north, completing the structural image of a segmented 4-way closure. Each of the three prospects have been allocated similar reserve estimates. Seneca Resources Corporation ("Seneca") was the original operator and began drilling the initial test well, Louisiana State Lease No. 16141 Well No. 1, in May 2001. This well was drilled to 19,085 feet, but failed by 350 feet to reach the Disc-30 objective due to mechanical difficulties Such as sticking drill pipe and protective casing, while drilling. It is believed that these difficulties were the result of Seneca's decision to drill a water based mud system instead of an oil based mud system. The well has been temporarily suspended pending side-track drilling of this well later in 2002. The well encountered reserves of at least 300 BCF from 16,200 to 17,300 feet. In addition, probable pay was encountered at 18,800 feet. These zones will be further evaluated by Louisiana State Lease No. 16141 No. 2 Well, operated by The McAllister Fuel Company.

         Livingston Transform Prospects, Mississippi

         Acquisition and Leasing

         Through our subsidiary, Knox Miss. Partners, L.P., we have entered into a 50% working interest joint venture with SKH Exploration, Inc. in a project referred to as the Livingston Transform project in the Black Warrior Basin. This preliminary exploratory effort stretches southeastward from Arkansas to the Georgia-Alabama state line. The project is the result of a discovery made by TFE and Devon in 1997 known as the Maben Field. These two companies had performed extensive regional studies from the Permian Basin of West Texas and the Ouachita Overthrust of Oklahoma and Arkansas. Only 14 wells had previously been drilled in the basin proper before this time. One sub-commercial well had been completed and produced by Texaco in 1970.

         SKH Management, L.P. is currently reprocessing the seismic data involving a process called pre-stack time migration which is designed to more accurately depict the geology in its correct position in depth. Interpretation will follow the processing steps and will take at least six months. Concurrently, TFE and Devon are continuing to drill wells in the Maben field and that activity may involve the partnership's interests. By early 2003, the prospects will be assessed to the point where drilling could commence if desired. Along with SKH Exploration, Inc., Knox Miss. Partners, L.P. has options to encourage drilling on its lease positions by bringing in industry partners, including candidates such as TotalFinaElf and Devon, or participate in drilling itself.

         Through its affiliates, SKH Management, L.P. began acquiring royalty interests and small working interests on unleased portions of the Maben geologic feature. By virtue of their limited investment in each development well, they had access to all electric logs, mudlogs and cores from the wells and were privy to extensive drill stem and production testing. Additionally they benefited from extensive reservoir modeling and seismic research conducted in Paris and Brussels by TFE.

         To date, SKH Management, L.P. has obtained over 20,000 acres in this prospect. Through its joint ventures with affiliates of SKH Management, L.P., Knox Miss. Partners, L.P. has a 50% interest in these acres. The leases are new and have five year terms with a five year renewal option. TotalFinaElf and Devon are also actively leasing in the basin and will likely be an eventual drilling partner with Knox Miss. Partners, L.P. when the prospects reach maturity.

         The Maben field discovery is in the Cambro-Ordovician aged "Knox" formation, which produces in the Illinois Basin to the north. The Maben reservoir produces gas from two dolomite intervals referred to as the "Snow Zone". To date, TFE has drilled 8 producers and it is estimated that the field will ultimately yield at least 100 BCF. The best wells are producing at a steady 10 MMCF per day, but TFE's recent move to horizontal drilling may double production rates and reserve recovery per well. The application of horizontal drilling is patterned after the success drilling the Montoya and Ellenburger carbonates in West Texas. SKH Management, L.P. has obtained all well control and existing seismic data available in the basin and has a good handle on the key geologic elements that should control entrapment in the basin. They have leased the structurally high positions on five prospects on trend with the Maben discovery.

         SKH Management, L.P. has extensive background and knowledge of similar basins and reservoir systems in the Michigan, Ohio, New York and Appalachian basins. Touchstone Resources USA, Inc. has considerable experience in the Permian, Appalachian, Illinois, and Mid-Continent basins. Both companies have also had experience elsewhere in North America and internationally where similar geological settings exist.

ITEM 3. Legal Proceedings.

         We are not presently a party to any material litigation.

ITEM 4. Submission of Matters to a Vote of Security Holders.

         No matter was submitted to a vote of our securities holders during the fourth quarter of the fiscal year ended December 31, 2001.

                                     PART II

ITEM 5. Market for Common Equity and Related Stockholder Matters.

         Prior to December 10, 2001, there was no public trading market for our common stock. On December 10, 2001, our common stock became eligible for quotation in the "Pink Sheets." However, during the period from December 10, 2001 through December 31, 2001, there were no bid or ask prices quoted on our common stock. On February 27, 2002, our common stock became eligible for quotation on the NASDAQ Over-The-Counter Bulletin Board Trading System under the Symbol EXPG.OB. On April 11, 2002, the closing bid price of our common stock was $3.10.

         This quotation reflects inter-dealer prices, without retail mark-up, mark-down or commission, and may not represent actual transactions.

         We have never paid dividends. At present, we do not anticipate paying any dividends on our common stock in the foreseeable future. We intend to devote any earnings to the development of our business. As of April 15, 2002, we had 22,505,500 issued and outstanding shares of common stock held by 45 stockholders of record.

Recent Sales of Unregistered Securities.

         We did not complete any sales of unregistered securities in 2001.

ITEM 6. Management Discussion and Analysis or Plan of Operations.

Plan of Operations

         By December 31, 2001, we discontinued our graphics media products business and in early 2002 we began to implement a new business plan. We are currently in the business of acquiring, exploring and developing domestic natural gas and oil properties.

         We have acquired leasehold interests in prospects located in Louisiana and Mississippi. We intend to acquire additional ownership interests in properties located in these states as well as other traditional oil producing states in the southwestern United States. With the assistance of various third parties, we plan to explore and develop these prospects and sell on the open market any gas or oil that we discover. We will rely on SKH Management, L.P. to assist and advise us regarding the identification and leasing of properties on favorable terms. SKH Management, L.P. will also provide us with technical support including geological, geophysical, chemical and other evaluation services. With regards to our Mississippi prospects, through our subsidiary, Knox Miss. Partners, L.P., we have entered into joint ventures with SK Exploration, Inc. and SK Energy Partners II, L.P., both affiliates of SKH Management, L.P. We will also rely upon Touchstone Resources USA, Inc. to provide us with additional reserve assessment analysis and engineering services in connection with the exploration and development of our prospects. On a fully diluted basis, we own an approximately 10% of the common stock of Touchstone Resources, Ltd., the parent company of Touchstone Resources USA, Inc. Each of SKH Management, L.P. and Touchstone Resources USA, Inc. has a significant level of experience in exploring and developing gas and oil properties in the regions where our prospects are located.

         We will also rely upon various third parties who will be responsible for drilling wells, delivering any gas or oil reserves which are discovered through pipelines to the ultimate purchasers and assisting us in the negotiation of all sales contracts with such purchasing parties. We intend to serve, either directly or through our subsidiaries, as operators or joint operators at all of our properties. We intend to play an active role in evaluating prospects, and to provide financial and other management functions with respect to the operations at each of our properties. As we intend to subcontract the performance of substantially all of the physical operations at our properties, we do not anticipate incurring a substantial amount of expenses related to the purchase of plant, machinery or equipment in connection with the exploration and development of our properties. Similarly, we do not anticipate any substantial increase in the number of persons which we employ.

         In 2002, we have raised approximately $15,650,000 in private placement offerings of our securities. We believe that these offerings have provided us with a sufficient level of cash to satisfy our cash requirements for the next twelve months. However, since we do not expect to generate any substantial gross revenues in 2002, in the event that we locate additional prospects for acquisition or experience cost overruns at our prospects, we will be required to raise funds through additional offerings of our securities in order to have the funds necessary to complete these acquisitions and continue our operations.

ITEM 7. Financial Statements.

                           EXPRESSIONS GRAPHICS, INC.
                          (A Development Stage Entity)

                      For the Year Ended December 31, 2001
                               and For the Period
                      January 13, 2000 (Date of Inception)
                            Through December 31, 2000




                        INDEX TO THE FINANCIAL STATEMENTS





                                                                     Page(s)
                                                                  --------------

Independent Auditors' Reports                                          F-2


Balance Sheets                                                         F-3


Statements of Operations                                               F-4


Statement of Stockholders' Equity                                      F-5


Statements of Cash Flows                                               F-6


Notes to Financial Statements                                       F-7 - F-15

                          INDEPENDENT AUDITORS' REPORT



Board of Directors
Expressions Graphics, Inc.
Poway, California

We have audited the balance sheet of Expressions Graphics, Inc. (a development stage entity) as of December 31, 2001, and the related statements of operations, stockholders' equity, and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit. The financial statements of Expressions Graphics, Inc. as of December 31, 2000 were audited by other auditors whose report, dated March 31, 2001, on those statements included an explanatory paragraph that described that the Company had no established source of revenue, which raised substantial doubt about its ability to continue as a going concern.

We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the 2001 financial statements referred to above present fairly, in all material respects, the financial position of Expressions Graphics, Inc. as of December 31, 2001, and the results of its operations and its cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.



L J SOLDINGER ASSOCIATES




Arlington Heights, Illinois


March 27, 2002

                        INDEPENDENT AUDITORS' REPORT

Board of Directors Expressions Graphics, Inc. Poway, California

We have audited the accompanying balance sheet of Expressions Graphics, Inc. (a development stage company) as of December 31, 2000, and the related statements of operations, stockholders' deficiency and cash flows for the period from January 13, 2000 (inception) to December 31, 2000. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

\S\ Stonefield Josephson, Inc.
-------------------------------


Santa Monica, California March 28, 2001











                                      F-2A

                           EXPRESSIONS GRAPHICS, INC.
                          (A Development Stage Entity)
                                 Balance Sheets
                           December 31, 2001 and 2000





                                     ASSETS


                                                                                      2001         2000
                                                                                 -----------   ------------

Current Assets
   Cash and cash equivalents                                                     $    39,318   $      1,054

Other Assets                                                                           5,150            175
                                                                                 -----------   ------------

                  Total Current Assets                                                44,468          1,229

Property and Equipment, Net                                                            9,569              -
                                                                                 -----------   ------------

                                                                                 $    54,037   $      1,229
                                                                                 ===========   ============



                      LIABILITIES AND STOCKHOLDERS' EQUITY


Current Liabilities
   Accounts payable                                                              $    17,765   $        918
   Due to stockholder                                                                      -          1,495
                                                                                 -----------   ------------

                  Total Current Liabilities                                           17,765          2,413
                                                                                 -----------   ------------

Stockholders' Equity
   Common stock; $.001 par value; authorized - 25,000,000 shares; issued and outstanding - 8,240,000 shares in 2001 and
     2,240,000 shares in 2000                                                          8,240          2,240
   Additional paid-in capital                                                        144,760         45,760
   Deficit accumulated during the development stage                                 (116,728)       (49,184)
                                                                                 -----------   ------------

                  Total Stockholders' Equity (Deficit)                                36,272         (1,184)
                                                                                 -----------   ------------

                                                                                 $    54,037   $      1,229
                                                                                 ===========   ============





   The accompanying notes are an integral part of these financial statements.

                           EXPRESSIONS GRAPHICS, INC.
                          (A Development Stage Entity)
                            Statements of Operations
                    For the Year Ended December 31, 2001 and
            January 13, 2000 (Date of Inception) to December 31, 2000





                                                                                                        January 13,
                                                                                                            2000
                                                                                                       (Inception) to
                                                                                                        December 31,
                                                                       2001             2000                2001
                                                                  ----------          ----------       --------------


Revenues                                                          $      390          $                   $     390



General and Administrative Expenses                                   67,934              49,184            117,118
                                                                  ----------          ----------          ---------


Loss Before Income Taxes                                             (67,544)            (49,184)          (116,728)


Income Taxes                                                               -                   -                  -
                                                                  ----------          ----------          ---------


Net Loss                                                          $  (67,544)         $  (49,184)         $(116,728)
                                                                  ==========          ==========          =========


Net Loss Per Common Share - Basic and Diluted                     $  (0.0126)         $  (0.0225)
                                                                  ==========          ==========


Weighted Average Number of Common Shares
   Outstanding - Basic and Diluted                                 5,340,219           2,190,024
                                                                  ==========          ==========








   The accompanying notes are an integral part of these financial statements.

                           EXPRESSIONS GRAPHICS, INC.
                          (A Development Stage Entity)
                        Statement of Stockholders' Equity
                    For the Year Ended December 31, 2001 and
            January 13, 2000 (Date of Inception) to December 31, 2000






                                                                                         Deficit
                                                                                       Accumulated        Total
                                                Common Stock            Additional     During the     Stockholders'
                                        -----------------------------     Paid-In      Development       Equity
                                           Shares          Amount         Capital         Stage         (Deficit)
                                        -------------  --------------  -------------  -------------  ---------------

Balance at January 13, 2000
  (Date of Inception)                            -        $     -        $      -       $       -        $      -


Issuance of common stock for services
 at $0.0125 per share on:
    March 13, 2000                       1,600,000          1,600          18,400               -          20,000
    April 12, 2000                          80,000             80             920               -           1,000

Issuance of common stock for cash at
 $0.0125 per share on:
    March 13, 2000                         560,000            560           6,440               -           7,000

Services contributed by stockholders             -              -          20,000               -          20,000

Net loss                                         -              -               -         (49,184)        (49,184)
                                        ----------        -------        --------       ---------        --------

Balances at December 31, 2000            2,240,000          2,240          45,760         (49,184)         (1,184)
                                        ----------        -------        --------       ---------        --------

Issuance of common stock for cash at
 $0.0125 per share on:
    Various dates                        6,000,000          6,000          69,000               -          75,000

Services contributed by stockholders             -              -          30,000               -          30,000

Net loss                                         -              -               -         (67,544)        (67,544)
                                        ----------        -------        --------       ---------        --------

Balance at December 31, 2001             8,240,000        $ 8,240        $144,760       $(116,728)       $ 36,272
                                        ==========        =======        ========       =========        ========



   The accompanying notes are an integral part of these financial statements.

                           EXPRESSIONS GRAPHICS, INC.
                          (A Development Stage Entity)
                            Statements of Cash Flows
                    For the Year Ended December 31, 2001 and
            January 13, 2000 (Date of Inception) to December 31, 2000



                                                                                                       January 13,
                                                                                                           2000
                                                                                                      (Inception) to
                                                                                                       December 31,
                                                                          2001            2000             2001
                                                                     --------------  --------------  ----------------

Cash Flows from Operating Activities
    Net loss                                                           $(67,544)        $(49,184)        $(116,728)
    Adjustments to reconcile net loss to net cash
     used in operating activities
       Shares issued for services rendered                                    -           21,000            21,000
       Contributed services                                              30,000           20,000            50,000
       Depreciation                                                         638                -               638
    Changes in assets and liabilities
       (Increase) in assets
         Other asset                                                     (4,975)            (175)           (5,150)
       Increase in liabilities
         Accounts payable                                                16,847              918            17,765
                                                                       --------         --------         ---------

                  Net Cash Used in Operating Activities                 (25,034)          (7,441)          (32,475)
                                                                       --------         --------         ---------

Cash Flows From Investing Activities
    Purchases of equipment                                              (10,207)               -           (10,207)
                                                                       --------         --------         ---------

Cash Flows From Financing Activities
    Proceeds from issuance of common stock                               75,000            7,000            82,000
    Due to stockholder                                                   (1,495)           1,495                 -
                                                                       --------         --------         ---------

                  Net Cash Provided by Financing Activities              73,505            8,495            82,000
                                                                       --------         --------         ---------

Net Increase in Cash                                                     38,264            1,054            39,318

Cash and Cash Equivalents, Beginning of Period                            1,054                -                 -
                                                                       --------         --------         ---------

Cash and Cash Equivalents, End of Period                               $ 39,318         $  1,054         $  39,318
                                                                       ========         ========         =========



Supplemental disclosure of cash flow information:

    Interest paid                                                      $      -         $      -         $       -
                                                                       ========         ========         =========

    Income taxes paid                                                  $      -         $      -         $       -
                                                                       ========         ========         =========


   The accompanying notes are an integral part of these financial statements.

                           EXPRESSIONS GRAPHICS, INC.
                          (A Development Stage Entity)
                          Notes to Financial Statements



NOTE 1 - DESCRIPTION OF BUSINESS

Nature of Operations

Expressions Graphics, Inc. (the "Company") was incorporated under the laws of the State of Nevada on January 13, 2000. Management has established the Company's accounting year-end to be December 31. The Company was an e-commerce business that provided a multitude of graphic design services, such as design of corporate logos, storefront signage and letterhead design, to small businesses and professionals primarily in Southern California. These operations ceased by December 31, 2001. See Note 10 for information on significant subsequent events.


NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying financial statements have been prepared in accordance with United States generally accepted accounting principles, which contemplates continuation of the Company as a going concern.

Development Stage Enterprise

The Company is a Development Stage Enterprise, as defined in Statement of Financial Accounting Standards ("SFAS") No. 7 "Accounting and Reporting for Development Stage Enterprises" ("SFAS No. 7"). Under SFAS No. 7, certain additional financial information is required to be included in the financial statements for the period from inception of the Company to the current balance sheet date.

Since the inception of the Company, management has been in the process of raising capital through private placement stock offerings and implementing a business plan.

Stock Split

On January 3, 2002, outstanding shares of common stock were split four-for-one. All share and per share amounts in the financial statements reflect the stock split.

Use of Estimates

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

Cash and Cash Equivalents

The Company considers all highly-liquid investments purchased with original maturities of three months or less to be cash equivalents.

                           EXPRESSIONS GRAPHICS, INC.
                          (A Development Stage Entity)
                          Notes to Financial Statements



NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Concentration of Credit Risk

The Company places its cash in what it believes to be credit-worthy financial institutions. However, cash balances may exceed FDIC insured levels at various times during the year. The Company has not experienced any losses in such accounts.

Property and Equipment

Furniture and equipment are recorded at cost, less accumulated depreciation computed on a straight-line basis over the estimated useful lives of the respective assets. Depreciation is computed using a four-year life for computer equipment.

Income Taxes

The Company accounts for income taxes pursuant to SFAS No. 109, "Accounting for Income Taxes." Deferred taxes are provided on a liability method whereby deferred tax assets are recognized for deductible temporary differences, and deferred tax liabilities are recognized for taxable temporary differences. Temporary differences are the differences between the reported amounts of assets and liabilities and their tax bases. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion of, or all of, the deferred tax assets will not be realized. Deferred tax assets and liabilities are adjusted for the effects of changes in tax laws and rates on the date of enactment.

Loss Per Share

The Company uses SFAS No. 128, "Earnings Per Share" for calculating the basic and diluted loss per share. Basic loss per share is computed by dividing net loss attributable to common stockholders by the weighted average number of common shares outstanding. Diluted loss per share is computed similarly to basic loss per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if potentially dilutive common shares had been issued and if the additional common shares were dilutive. At December 31, 2001 and 2000, the Company had no potentially dilutive shares.

Fair Value of Financial Instruments

The Company's financial instruments, including cash and cash equivalents, accounts payable and accrued expenses, are carried at cost, which approximates fair value.

Segment Information

The Company has determined it has one reportable operating segment as defined by SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information."

                           EXPRESSIONS GRAPHICS, INC.
                          (A Development Stage Entity)
                          Notes to Financial Statements



NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Recent Accounting Pronouncements

In June 2001, the Financial Accounting Standards Board, or FASB, approved SFAS No. 141, "Business Combinations" ("SFAS No. 141") and No. 142, "Goodwill and Other Intangible Assets" ("SFAS No. 142"). The statements eliminate the pooling-of-interests method of accounting for business combinations and require that goodwill and intangible assets with indefinite lives not be amortized. Instead, these assets will be reviewed for impairment annually with any related losses recognized when incurred. SFAS 141 is generally effective for business combinations after June 2001.

In August 2001, the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations" ("SFAS No. 143"), which is effective for fiscal years beginning after June 15, 2002. This Statement addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. SFAS No. 143 requires, among other things, that the retirement obligations be recognized when they are incurred and displayed as liabilities on the balance sheet. In addition, the asset's retirement costs are to be capitalized as part of the asset's carrying amount and subsequently allocated to expense over the asset's useful life.

In October 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" ("SFAS No. 144"), which is effective for fiscal years beginning after December 15, 2001 and interim periods within those fiscal years. This Statement develops one accounting model for long-lived assets that are to be disposed of by sale, as well as addressing the principal implementation issues.

The adoption of SFAS 141, 142, 143 and 144 is not expected to have any impact on the Company's financial statements at this time.

NOTE 3 - LIQUIDITY

The accompanying financial statements have been prepared in accordance with United States generally accepted accounting principles, which contemplates continuation of the Company as a going concern. The Company does not have an established source of revenue, but does have significant debt obligations to repay in future years. Additionally, the Company will need significant funds to develop, test, obtain regulatory approval for, manufacture, market and eventually sell the underlying natural gas products under its lease interests. Therefore the Company will need to raise money from private placement offerings of its debt and equity securities to generate positive cash flow and provide liquidity.

In the first quarter of 2002 management raised approximately $10,200,000 in cash proceeds from two private placement offerings of its debt and equity securities. These funds were immediately expended to cover its cash flow needs and facilitate expenditures under the Company's new business plan. The Company expects to receive approximately an additional $4,000,000 of cash funds under these private placement offerings upon collection of corresponding subscription receivables. All of these subscription receivables are due during 2002. A majority of these additional funds are committed to cover cash flow needs and expenditures that the Company is obligated to incur under its new business plan.

Based on current plans, management believes that the Company currently has sufficient funds to fund its operating expenses and capital requirements through at least the end of 2002.

If the Company is unable to obtain additional funds when they are required or if the funds cannot be obtained on terms favorable to the Company, management may be required to delay, scale back or eliminate some or all of its well development programs or license third parties to develop or market products that the Company would otherwise seek to develop or market itself, or even be required to relinquish its interest in certain properties.

                           EXPRESSIONS GRAPHICS, INC.
                          (A Development Stage Entity)
                          Notes to Financial Statements



NOTE 4 - PROPERTY AND EQUIPMENT

Property and equipment consisted of the following at December 31:


                                                         2001           2000
                                                     ------------   -----------

Computer equipment                                   $     10,207   $         -
Less accumulated depreciation                                (638)            -
                                                     ------------   -----------
                                                     $      9,569   $         -
                                                     ============   ===========


Depreciation expense for the year ended December 31, 2001 was $638.


NOTE 5 - INCOME TAXES

The components of the provision for income taxes for 2001 and the period from January 13, 2000 (inception) to December 31, 2000 are as follows:


                                                         2001           2000
                                                     ------------   ------------

Current tax expense:
   U.S. federal                                      $          -   $          -
   State and local                                              -              -
                                                     ------------   ------------

         Total Current                                          -              -
                                                     ------------   ------------

Deferred tax expense
   U.S. federal                                                 -              -
   State and local                                              -              -
                                                     ------------   ------------

         Total Deferred                                         -              -
                                                     ------------   ------------

         Total Tax Provision (Benefit)               $          -   $          -
                                                     ============   ============


The reconciliation of the effective income tax rate to the federal statutory rate is as follows for the period from January 13, 2000 (inception) to December 31, 2000:


                                                          2001          2000
                                                     ------------   ------------

Federal income tax rate                                     34.0%         34.0%
Effect of valuation allowance                              (34.0)%       (34.0)%
                                                     ------------   ------------

Effective Income Tax Rate                                    0.0%          0.0%
                                                     ============   ============

                           EXPRESSIONS GRAPHICS, INC.
                          (A Development Stage Entity)
                          Notes to Financial Statements



NOTE 5 - INCOME TAXES (Continued)

As of December 31, 2001, the Company had losses which resulted in net operating loss carryforwards for tax purposes amounting to approximately $45,000 that may be offset against future taxable income. These carryforwards expire in 2021. However, these carryforwards may be significantly limited due to changes in the ownership of the Company as a result of future equity offerings.

Recognition of the benefits of the deferred tax assets and liabilities will require that the Company generate future taxable income. There can be no assurance that the Company will generate any earnings or any specific level of earnings in future years. Therefore, the Company has established a valuation allowance for deferred tax assets (net of liabilities) of approximately $12,500 and $2,500 as of December 31, 2001 and 2000, respectively.


                                                         2001          2000
                                                     ----------    ----------

Deferred tax assets
   Loss carryforwards - tax benefits                 $   12,500    $    2,500
   Less valuation allowance                             (12,500)       (2,500)
                                                     ----------    ----------

         Net deferred tax assets                     $        -    $        -
                                                     ==========    ==========



NOTE 6 - STOCKHOLDERS' EQUITY

The Company is authorized to issue 25,000,000 shares of common stock at par value $.001 per share. The holders of common stock are entitled to one vote per share. The Company has never paid dividends nor does it intend to in the foreseeable future.

During 2001, the Company received $75,000 in proceeds from the issuance of 6,000,000 shares of common stock.

During the period from January 13, 2000 (inception) to December 31, 2000, the Company issued 560,000 shares of its common stock for $7,000. Also in 2000, the Company issued 1,680,000 shares of its common stock as compensation to its officers. The Company valued the shares at $21,000, which was the fair market value as of the issuance date.


NOTE 7 - OPERATING LEASES

The Company leases office space under a month-to-month operating lease. Lease expense for the year ended December 31, 2001 and the period from January 13, 2000 (inception) to December 31, 2000 was approximately $2,100 and $1,600, respectively.

                           EXPRESSIONS GRAPHICS, INC.
                          (A Development Stage Entity)
                          Notes to Financial Statements



NOTE 8 - RELATED PARTY - CONTRIBUTED SERVICES

Certain members of the Company have provided services to the Company without compensation. In accordance with the accounting treatment proscribed in the SEC Staff Accounting Bulletin Topic 5-T, the Company has recorded as expense an amount representing the value of these services totaling $30,000 and $20,000 for the year ended December 31, 2001 and initial fiscal period ended December 31, 2000, respectively. An offsetting entry was recorded to members' capital.


NOTE 9 - SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING
             ACTIVITIES

During the period from January 13, 2000 (inception) through December 31, 2000, the Company issued 1,680,000 shares of its common stock as compensation to its officers for services rendered from January 13, 2000 (inception) to June 30, 2000. The Company valued the shares at $21,000, which was the fair market value as of the issuance date. Two stockholders contributed services to the Company, valued at $20,000, for the period from July 1, 2000 to December 31, 2000.

During 2001, two stockholders contributed services to the Company, valued at $30,000.


NOTE 10 - SUBSEQUENT EVENTS

Change of Mangement

On February 18, 2002, the Company experienced a change in management when all of its directors and officers resigned from their positions and new officers and directors were appointed. The Company's new management began to implement a new business plan and completed a series of material transactions in February and March 2002. In February 2002, the Company became engaged in the business of acquiring, exploring and developing domestic natural gas and oil properties.

Borrowings

In February 2002, the Company borrowed an aggregate of approximately $10,000,000 under two unsecured promissory note agreements. These notes mature on March 1, 2005 unless certain events, as defined in the note, occur which accelerate the maturity date. Interest accrues at 8% per annum. In connection with these notes, the Company issued the lenders an aggregate of 16,425,500 shares of common stock. In addition, the Company granted the lenders warrants to purchase an aggregate of 55,000,000 shares of the Company's common stock at an aggregate purchase price of $1 per share. The warrants will be automatically deemed exercised on the date the Company obtains all required approvals of its shareholders to amend the Company's Articles of Incorporation to increase the authorized shares of its common stock to at least 90,000,000 shares.

                           EXPRESSIONS GRAPHICS, INC.
                          (A Development Stage Entity)
                          Notes to Financial Statements



NOTE 10 - SUBSEQUENT EVENTS (Continued)

Private Placement Offerings

In February 2002, the Company issued unsecured promissory notes and received subscription agreement commitments for funding an aggregate of $4,150,000 during 2002. These notes mature one year from issuance and bear interest at 8% per annum. These notes are subject to a mandatory conversion feature upon occurrence of the following three events: i) the Company's shareholders approving amendments to the Company's Articles of Incorporation to increase the Company's authorized shares of common stock to at least 90,000,000; ii) the Company's shareholders approving amendments to the Company's Articles of Incorporation to authorize approximately 10,000,000 shares of "blank check" preferred stock, par value $.001 per share; and iii) the Board of Directors authorizing the issuance of shares of Series A preferred stock ("Series A Preferred Stock"). The promissory notes convert all of the original principal amount of the notes into that number of units ("Units"), each consisting of approximately 1.428571 fully-paid shares of common stock and approximately .9857141 fully-paid shares of Series A Preferred Stock equal to the original principal amount of the note divided by the conversion price in effect at the time. The initial conversion price will be $1.00 per Unit and is subject to adjustment as set forth in the promissory note agreement. If a reverse split of borrower's common stock is not approved at the Company's 2002 Annual Meeting of Stockholders, then the number of shares of common stock that will be issued with respect to each Unit shall automatically be increased to approximately 7.142855.

Acquisition of Interest

In February 2002, the Company acquired an approximate 19.5% gross working interest in Louisiana State Lease No. 16141 No. 1 Well in Hell Hole Bayou, an exploration project located in Vermillion Parish, Louisiana, and the associated prospect, for an aggregate purchase price of $8,500,000, of which $6,000,000 was paid at closing, $1,500,000 is due in April 2002 and the remaining $1,000,000 is due May 4, 2002. The Company acquired these assets through an assignment of rights from Touchstone Resources USA, Inc. under two Purchase and Sale Agreements by and between Touchstone Resources USA, Inc. and SKH Management, L.P., each dated February 17, 2002. Touchstone Resources USA, Inc. retains an approximate 20% interest in the net profits, which the Company will ultimately retain in the project.

In connection this transaction, the Company purchased a 10% secured convertible promissory note in the principal amount of $2,000,000 and warrants to purchase 2,127,660 shares of common stock from Touchstone Resources, Ltd., a CDNX listed company and the parent company of Touchstone Resources USA, Inc. The secured convertible promissory note has an initial conversion price of US$.94 and is secured by the working interests in Hell Hole Bayou still owned by Touchstone Resources, Ltd. Assuming full conversion of the secured convertible promissory note and full exercise of the warrants, the Company would own approximately 10% of the common stock of Touchstone Resources, Ltd. on a fully diluted basis.

                           EXPRESSIONS GRAPHICS, INC.
                          (A Development Stage Entity)
                          Notes to Financial Statements



NOTE 10 - SUBSEQUENT EVENTS (Continued)

Acquisition of Limited Partnership Interests in Knox Miss. Partners, L.P.

On March 23, 2002, the Company acquired the sole limited partnership interest in Knox Miss. Partners, L.P., a Delaware limited partnership, for a capital contribution of $2,740,000 of which $1,475,000 was paid in March 2002 and $805,000 is due in May 2002 with the remaining balance due in January 2003. Knox Miss. Partners, L.P. was formed to acquire interests in gas, oil and mineral leases of properties located in Mississippi. Knox Miss. LLC, the general partner of Knox Miss. Partners, L.P., is managed by Mark Bush. Mr. Bush is the Chief Executive Officer of Touchstone Resources USA, Inc. On a fully diluted basis, the Company currently owns approximately 10% of the capital stock of Touchstone Resources, Ltd., the parent company of Touchstone Resources USA, Inc. The Company also acquired controlling voting membership interests in Knox Miss. LLC, which entitle the Company to appoint the managers of Knox Miss. LLC. Pursuant to the terms of the Partnership agreement of Knox Miss. Partners, L.P., the limited partners are entitled to receive 99% of all cash generated by Knox Miss. Partners, L.P. from its operations or received from the disposition of its assets until such time as the limited partners have recovered their capital contributions. Subsequent to that date, the limited partners are entitled to receive 75% of all cash generated by Knox Miss. Partners, L.P. from its operations or received from the disposition of its assets. On March 23, 2002, Knox Miss. Partners, L.P. entered into two Exploration Agreements, as follows:

Exploration Agreement Covering Livingston Transform Area

On March 23, 2002, Knox Miss. Partners, L.P. entered into an Exploration Agreement with SK Exploration, Inc. an affiliate of SKH Management, L.P., to jointly cooperate and participate in the exploration and development of oil, gas and mineral leases located in Webster, Clay, Chickasaw, Calhoun and Grenada Counties, Mississippi (the "Livingston Transform Area"). In exchange for a total purchase price of $2,230,000, $1,000,000 of which was paid at closing $805,000 of which is due in May 2002, and $425,000 of which is due on or before January 1, 2003, SK Exploration, Inc. assigned to Knox Miss. Partners, L.P. an undivided 50% interest in oil, gas and mineral leases owned and held by SK Exploration, Inc. consisting of 14,000 net mineral acres within the Livingston Transform Area. As part of the ongoing exploration and development of the Livingston Transform Area, SK Exploration, Inc. anticipates acquiring approximately an additional 10,000 net mineral acres located within the Clarkston and Lewisville Prospects. Within 30 days of any such acquisition, SK Exploration, Inc. is obligated to assign an undivided 50% interest in these additional acres to Knox Miss. Partners, L.P. Upon any joint sale by the parties of any of their ownership interests in the Livingston Transform Area, Knox Miss. Partners, L.P. is entitled to receive the first $850,000 of the proceeds, provided that, if the sale occurs prior to the date that the second installment of the purchase price is due from Knox Miss. Partners, L.P., then Knox Miss. Partners, L.P. is entitled to receive the first $425,000 of the proceeds and will be relieved of its obligation to fund the second installment of the purchase price.

                           EXPRESSIONS GRAPHICS, INC.
                          (A Development Stage Entity)
                          Notes to Financial Statements


NOTE 10 - SUBSEQUENT EVENTS (Continued)

Exploration Agreement Covering Longview and Osborn Prospects

On March 23, 2002, Knox Miss. Partners, L.P. entered into an Exploration Agreement with SKH Energy Partners II, L.P. an affiliate of SKH Management, L.P., to jointly cooperate and participate in the exploration and development of oil, gas and mineral leases located in Oktibbeha County, Mississippi (the "Longview and Osborn Prospects"). In exchange, for a purchase price of $475,000, which was paid at closing, SKH Energy Partners II, L.P. assigned to Knox Miss. Partners, L.P. an undivided 50% interest in oil, gas and mineral leases owned and held by SKH Energy Partners II, L.P. consisting of 9,000 net mineral acres within the Longview and Osborn Prospects. As part of the ongoing exploration and development of the Longview and Osborn Prospects, SKH Energy Partners II, L.P. anticipates acquiring approximately an additional 3,000 net mineral acres located within the Clarkston and Lewisville Prospects. Within 30 days of any such acquisition, SK Exploration, Inc. is obligated to assign an undivided 50% interest in these additional acres to Knox Miss. Partners, L.P. All operations in both the Livingston Transform Area and the Clarkston and Lewisville Prospects will be conducted in accordance with the provisions of Joint Operating Agreements between the parties. These Joint Operating Agreements shall be in a standard industry form with minor modifications as agreed to by the parties. Knox Miss. Partners, L.P. shall be named as the operator in each of the Joint Operating Agreements. Subsequent to one year after the date of the Exploration Agreements, if either party to the relevant Exploration Agreement elects to drill an initial prospect exploratory well, then, depending on the results of the drilling activities, if the other party to the Exploration Agreement elects not to participate in the drilling activities, it may be obligated to relinquish to the participating party: i.) its interest or right to earn or acquire an interest in the producing unit established for the initial prospect exploratory well, and ii.) a portion of its interest or right to earn or acquire an interest in the remainder of the Prospect Area depending on the results of the drilling activities.

ITEM 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

         For the period January 13, 2000 (date of inception) to June 30, 2000, the firm of Merdinger, Fruchter, Rosen and Corso, PC ("MFRC") served as our independent accountants. Effective April 4, 2001, our Board of Directors approved the dismissal of MFRC and engaged Stonefield Josephson, Inc. of Santa Monica, California, as our independent accountants to audit our financial statements for the period January 13, 2000 (date of inception) to December 31, 2000.

         During the period of engagement of MFRC there were no disagreements between us and MFRC on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreements (if not resolved to the satisfaction of MFRC) would have caused MFRC to make reference in connection with their report to the subject matter of the disagreements. The accountants' report on our financial statements for the period January 13, 2000 (date of inception) to June 30, 2000 did not contain any adverse opinion or disclaimer of opinion and was not qualified or modified as to uncertainty or audit scope or accounting principles, except to express doubt as to our ability to continue as a going concern because we had incurred substantial losses from operations since inception and had a substantial deficit in our working capital and shareholder equity.

         On March 4, 2002, our Board of Directors approved the dismissal of Stonefield Josephson, Inc., as our independent accountants. Except for an emphasis of matter paragraph which indicated an uncertainty relating to our ability to continue as a going concern, the report provided by Stonefield Josephson, Inc. for the fiscal year ended December 31, 2000 did not include an adverse opinion or a disclaimer of opinion, and was not qualified or modified as to uncertainty, audit scope, or accounting principles. During our two most recent fiscal years ended December 31, 2001, and the subsequent period, there were no disagreements with the Stonefield Josephson, Inc. on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedures, which disagreement, if not resolved to the satisfaction of Stonefield Josephson, Inc., would have caused it to make reference to the subject matter of the disagreement in connection with its report.

         On March 4, 2002, our board of directors approved the engagement of L J Soldinger Associates as the independent accountants to audit our financial statements. During our most recent fiscal year and the subsequent period prior to such appointment, we have not consulted the L J Soldinger Associates regarding either the application of accounting principles to a specified transaction or the type of audit opinion that might be rendered on our financial statements, nor on any matter that was either the subject of a disagreement or a reportable event.

ITEM 9. Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act.

         Our directors and executive officers, their ages and positions are set forth below:

         Stephen P. Harrington     45     President and Director

         Gerald T. Harrington      44     Secretary, Treasurer and Director

The following is a brief summary of the business experience of our executive officers and directors:

         Stephen P. Harrington has served as our president and as a member of our Board of Directors since February 2002. Mr. Harrington has served as the President of SPH Investments, Inc., a private investment company located in Bala Cynwyd, Pennsylvania and Wakefield, Rhode island, since 1992. Mr. Harrington is also the President of SPH Equities, Inc. and has served as an officer and director of several publicly held corporations, including Hercules Development Group, Inc. and Bepariko BioCom. Mr. Harrington graduated from Yale University in 1980. Mr. Harrington is the brother of Gerald T. Harrington.

         Gerald T. Harrington has served as our secretary and treasurer and as a member of our Board of Directors since February 2002. Mr. Harrington is a Manager Member of the Capital City Group, LLC, a consulting firm that specializes in federal and state government relations which he co-founded in 1999. Mr. Harrington focuses his consulting practice on federal legislative and agency matters in both Providence, RI and Washington, D.C. In 1999, Mr. Harrington founded the law firm of Harrington & Hogan, LLP, representing clients in oil, hospitals and healthcare, utilities, education, business, unions and real estate matters. From 1992 to 1999, Mr. Harrington was a partner in the firm of McGovern Noel & Benik where he served as chairman of the Government Relations Group. Mr. Harrington is admitted to practice law in Rhode Island and New York. Mr. Harrington graduated from Yale University in 1981 and from the University of Pennsylvania Law School in 1985. Mr. Harrington is the brother of Stephen P. Harrington.

         Compliance with Section 16(a) of the Exchange Act

         Section 16(a) of the Securities Exchange Act of 1934 requires our Directors and Officers, and persons who own more than ten-percent (10%) of our Common Stock, to file with the Securities and Exchange Commission reports of ownership on Form 3 and reports of change in ownership on Forms 4 and 5. Such officers, Directors and ten-percent stockholders are also required to furnish us with copies of all Section 16(a) reports they file. Based solely on the review of the copies of such forms received by us and on written representations from certain reporting persons, we believe that all Section 16(a) reports applicable to our officers, Directors and ten-percent stockholders with respect to the fiscal year ended December 31, 2001 were filed on a timely basis.

ITEM 10. Executive Compensation.

         The table below sets forth information concerning the compensation we paid to our chief executive officer and each executive officer who was paid compensation at an annual rate of greater than $100,000 in 2001.

Summary Compensation Table

                                                                                               Long-Term
                                                Annual Compensation                      Compensation Awards
                                       -----------------------------------               -------------------
          Name and
     Principal Position                Salary                       Bonus                 Number of Options
     ------------------                ------                       ------               -------------------
Mark Brouillette                         $0                          $0                         --
Frank Drechsler                          $0                          $0                         --

         We have never granted any stock options to the executive officers named in our Summary Compensation Table above or to any of our other employees.

ITEM 11. Security Ownership of Certain Beneficial Owners and Management.

         The following table sets forth information with respect to the beneficial ownership of our common stock owned, as of April 15, 2002, by:

         o    the holders of more than 5% of our common stock;

         o    each of our directors;

         o    our executive officers; and

         o    all directors and executive officers of our company as a group.

         As of April 15, 2002, an aggregate of 22,505,500 shares of our common stock were issued and outstanding. For purposes of computing the percentages under this table, it is assumed that all options and warrants to acquire our common stock which have been issued to the directors, executive officers and the holders of more than 5% of our common stock and are fully vested or will become fully vested within 60 days of the date of this Annual Report have been exercised by these individuals and the appropriate number of shares of our common stock have been issued to these individuals.

                    Shares of Common Stock Beneficially Owned

                                                                  Amount and Nature of
    Name of Beneficial Owner               Position             Beneficial Ownership (1)       Percentage of Class
-------------------------------       -----------------         ------------------------       -------------------
Stephen P. Harrington                 Officer, Director                    0                            *
One Belmont Avenue
Suite 417
Bala Cynwyd, PA  19004

Gerald T. Harrington                  Officer, Director                    0                            *
One Belmont Avenue
Suite 417
Bala Cynwyd, PA  19004

Lancer Offshore, Inc.                 Beneficial Owner                13,140,000                       58.4
Kama Flamboyan 9
Curacao, Netherland Antilles

Michael Lauer                         Beneficial Owner                 3,285,500                       14.6
375 Park Avenue, 20th Floor
New York, NY 10152

Gemini Growth Fund, L.P.              Beneficial Owner                 1,500,000                        6.2
700 Gemini
Houston, TX 77058

All directors and executive                                           ----------                      -----
officers as a group (2 people)                                             0                            *

-----------------
 *  Less than one percent.

(1) Beneficial ownership has been determined in accordance with Rule 13d-3 under the Securities Exchange Act of 1934. Unless otherwise noted, we believe that all persons named in the table have sole voting and investment power with respect to all shares of our common stock beneficially owned by them.

(2) Includes 750,000 shares of common stock issuable upon conversion of a secured convertible promissory note in the principal amount of $1,500,000 and 750,000 shares of common stock issuable upon exercise of common stock purchase warrants.

ITEM 12. Certain Relationships and Related Transactions.

         None.

ITEM 13. Exhibits, List and Reports on Form 8-K.

         (a) Exhibits. The following exhibits are filed as part of this Form
                       10-KSB.

Exhibit
Number      Document
-------     --------

 3.1 Articles of Incorporation- (incorporated by reference to Exhibit 3.1 of our Form SB-1, Registration Number 333-38976).

 3.2 Bylaws (incorporated by reference to Exhibit 3.2 of our Form SB-1, Registration Number 333-38976).

 4.1 Instruments defining rights of security holders - (incorporated by reference to Article IV of the Articles of Incorporation and Article I, Section 5 of the By-Laws in Exhibit 3.1 of our Form SB-1, Registration Number 333-38976).

10.1 Purchase and Sale Agreement dated February 17, 2002, by and between SKH Management, L.P. and Touchstone Resources USA, Inc. (incorporated by reference to Exhibit 10.1 of our Current Report on Form 8-K dated March 7, 2002)

10.2 Purchase and Sale Agreement dated February 17, 2002, by and between SKH Management, L.P. and Touchstone Resources USA, Inc. (incorporated by reference to Exhibit 10.2 of our Current Report on Form 8-K dated March 7, 2002)

10.3        Assignment Agreement by and between Touchstone Resources USA, Inc.
            and Expressions Graphics, Inc. dated February 20, 2002 (incorporated by reference to Exhibit 10.3 of our Current Report on Form 8-K dated March 7, 2002)

10.4 Exploration Agreement dated March 23, 2002 by and between SK Exploration, Inc. and Knox Miss. Partners, L.P. (incorporated by reference to Exhibit 10.1 of our Current Report on Form 8-K dated April 8, 2002).

10.5 Exploration Agreement dated March 23, 2002 by and between SKH Energy Partners II, L.P. and Knox Miss. Partners, L.P. (incorporated by reference to Exhibit 10.2 of our Current Report on Form 8-K dated April 8, 2002).

11.1        Statement re: computation of per share earnings.*

-----------------
* Filed herewith

              (b) Reports on Form 8-K. The Company filed Amendment 2 to a current report on Form 8-K during its fourth fiscal quarter ended December 31, 2001. This report, filed on November 13, 2001, disclosed a change in the Company's independent accounting firm from Stonefield Josephson, Inc. to L J Soldinger Associates.

                                   SIGNATURES

In accordance with the Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                          EXPRESSIONS GRAPHICS, INC.



Date:  April 16, 2002                     By:  /s/ Stephen P. Harrington
                                               -------------------------
                                                  Stephen P. Harrington
                                                  President



         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons in the capacities and on the dates indicated.

                 Signature                                     Title                              Date
                 ---------                                     -----                              ----
/s/  Stephen P. Harrington                   President and Director, (Principal Executive    April 16, 2002
---------------------------------------      Officer, Principal Financial Officer and
     Stephen P. Harrington                   Principal Accounting Officer)


/s/  Gerald Harrington                       Secretary, Treasurer and Director               April 16, 2002
---------------------------------------
     Gerald Harrington