Form 10QSB
period 2002-03-31
EXPRESSIONS GRAPHICS INC
filed 2002-05-30
CIK 1112412

                       SECURITIES AND EXCHANGE COMMISSION

                              WASHINGTON, DC 20549

                                   FORM 10-QSB

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                      For the Quarter ending March 31, 2002

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

           For the transition period from____________ to_____________

                          Commission File No. 000-33439

                           EXPRESSIONS GRAPHICS, INC.
                         -------------------------------
                         (Name of Small Business Issuer)

                 Nevada                                  88-0448389
     -------------------------------           ---------------------------------
     (State or other jurisdiction of           (IRS Employer Identification No.)
     Incorporation or Organization)


      One Belmont Avenue, Suite 417
             Bala Cynwyd, PA                                 19004
----------------------------------------                  ----------
(Address of principal executive offices)                  (Zip Code)


                                 (610) 660-5906
              ----------------------------------------------------
              (Registrant's Telephone Number, including Area Code)


Indicate by check whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filings requirements for the
past 90 days. YES [X]      NO [ ]

There were 22,505,500 issued and outstanding shares of the registrant's common stock, par value $.001 per share, at May 8, 2002.

                           EXPRESSIONS GRAPHICS, INC.

                                      INDEX

                                                                                          Page
                                                                                          ----
PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

         Condensed Consolidated Balance Sheets as of March 31, 2002 (unaudited) and
         December 31, 2001                                                                  3

         Condensed Consolidated Statements of Operations -- (unaudited)                     4

         Condensed Consolidated Statements of Stockholders' Equity -- (unaudited)           5

         Condensed Consolidated Statements of Cash Flows -- (unaudited)                     6

         Notes to Condensed Financial Statements                                            7

Item 2.  Management's Discussion and Analysis or Plan of Operations                        20

PART II. OTHER INFORMATION

Item 2. Changes in Securities and Use of Proceeds                                          21

Item 6. Exhibits and Reports on Form 8-K                                                   21

                                     PART I
                              FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                           EXPRESSIONS GRAPHICS, INC.
                          (A Development Stage Entity)
                      Condensed Consolidated Balance Sheets

                                                   ASSETS

                                                                                    March 31,          December 31,
                                                                                      2002                 2001
                                                                                  ------------        -------------
                                                                                  (Unaudited)           (Audited)
Current Assets
   Cash and cash equivalents                                                      $    174,296          $  39,318
   Notes receivable - related parties                                                1,367,000                  -
   Notes receivable                                                                  1,950,000                  -
   Other receivables                                                                   207,234                  -
   Prepaid expenses                                                                     15,000              5,150
                                                                                  ------------          ---------
                  Total Current Assets                                               3,713,530             44,468
                                                                                  ------------          ---------
Oil and Gas Interests, Using Successful Efforts
   Unproved properties, net                                                         11,818,000                  -
Marketable Securities                                                                2,004,832                  -
Property and Equipment, Net                                                                  -              9,569
Loan Costs                                                                              43,109                  -
                                                                                  ------------          ---------
                                                                                  $ 17,579,471          $  54,037
                                                                                  ============          =========

                                       LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
   Accounts payable and accrued expenses                                          $    139,862          $  17,765
   Mandatorily convertible notes                                                     3,550,000                  -
   Payables for oil and gas interests                                                3,997,000                  -
                                                                                  ------------          ---------
                  Total Current Liabilities                                          7,686,862             17,765
                                                                                  ------------          ---------

Notes Payable                                                                        8,882,172                  -
                                                                                  ------------          ---------

                  Total Liabilities                                                 16,569,034             17,765
                                                                                  ------------          ---------

Commitments and Contingencies

Stockholders' Equity
   Common stock; $.001 par value; authorized - 25,000,000 shares;
     issued and outstanding - 8,240,000 shares at 2002 and 2001 and
     16,425,500 shares issuable at 2002                                                 24,665              8,240
   Additional paid-in capital                                                        1,339,335            144,760
   Deficit accumulated during the development stage                                   (353,563)          (116,728)
                                                                                  ------------          ---------
                  Total Stockholders' Equity                                         1,010,437             36,272
                                                                                  ------------          ---------
                                                                                  $ 17,579,471          $  54,037
                                                                                  ============          =========

                  See notes to condensed financial statements.

                           EXPRESSIONS GRAPHICS, INC.
                          (A Development Stage Entity)
                 Condensed Consolidated Statements of Operations
                                   (Unaudited)

                                                                        Three Months
                                                                      Ended March 31,               January 13, 2000
                                                                 ----------------------------        (Inception) to
                                                                    2002              2001            March 31, 2002
                                                                 -----------       ----------       ----------------
Revenues                                                         $         -       $      240          $      390


General and Administrative Expenses                                  114,813           17,414             231,931
                                                                 -----------       ----------          ----------


Loss From Operations                                                (114,813)         (17,174)           (231,541)
                                                                 -----------       ----------          ----------

Other Income (Expense)
   Interest income                                                    20,313                -              20,313
   Interest expense                                                 (142,335)               -            (142,335)
                                                                 -----------       ----------          ----------

                   Total                                            (122,022)               -            (122,022)
                                                                 -----------       ----------          ----------

Net Loss                                                         $  (236,835)      $  (17,174)         $ (353,563)
                                                                 ===========       ==========          ==========


Net Loss Per Common Share - Basic and Diluted                    $     (0.01)      $        -
                                                                 ===========       ==========

Weighted Average Number of Common Shares
   Outstanding - Basic and Diluted                                18,095,300        2,269,332
                                                                 ===========       ==========

                  See notes to condensed financial statements.

                           EXPRESSIONS GRAPHICS, INC.
                          (A Development Stage Entity)
            Condensed Consolidated Statement of Stockholders' Equity
                                   (Unaudited)

                                                                                         Deficit
                                                                        Accumulated     Accumulated
                                       Common Stock        Additional      Other        During the        Total           Total
                                  --------------------      Paid-In     Comprehensive   Development    Stockholders'   Comprehensive
                                   Shares       Amount      Capital         Loss           Stage          Equity           Loss
                                  --------     -------     ----------   -------------   -----------    -------------   -------------
Balance at January 13, 2000
 (Date of Inception)                      -    $     -     $        -    $     -        $         -     $        -

Issuance of common stock for
  services at $0.0125 per
  share on:
    March 13, 2000                1,600,000      1,600         18,400          -                  -         20,000
    April 12, 2000                   80,000         80            920          -                  -          1,000

Issuance of common stock for
  cash at $0.0125 per share on:
    March 13, 2000                  560,000        560          6,440          -                  -          7,000

Services contributed by
  stockholders                            -          -         20,000          -                  -         20,000

Net loss                                  -          -              -          -            (49,184)       (49,184)
                                 ----------    -------     ----------    -------        -----------     ----------
Balances at December 31, 2000     2,240,000      2,240         45,760          -            (49,184)        (1,184)

Issuance of common stock for
  cash at $0.0125 per share on:
    Various dates                 6,000,000      6,000         69,000          -                  -         75,000

Services contributed by
  stockholders                            -          -         30,000          -                  -         30,000

Net loss                                  -          -              -          -            (67,544)       (67,544)
                                 ----------    -------     ----------    -------        -----------     ----------
Balance at December 31, 2001      8,240,000    $ 8,240     $  144,760    $     -        $  (116,728)    $   36,272

Issuable common stock at
  approximately $0.02 per
  share in February 2002         16,425,500     16,425        261,375          -                  -        277,800

Issuance of warrants valued at
  $.002 - $.02 to purchase
  59,250,000 shares of common
  stock in February 2002                  -          -        933,200          -                  -        933,200

COMPREHENSIVE LOSS

Net Loss                                  -          -              -          -           (236,835)      (236,835)      $(236,835)

Unrealized gain (loss) on
  available-for-sale securities           -          -              -          -                  -              -               -
                                 ----------    -------     ----------    -------        -----------     ----------       ---------

       Total Comprehensive Loss                                                                                          $(236,835)
                                                                                                                         =========

Balance, March 31, 2002          24,665,500    $24,665     $1,339,335    $     -        $  (353,563)    $1,010,437
                                 ==========    =======     ==========    =======        ===========     ==========

                  See notes to condensed financial statements.

                           EXPRESSIONS GRAPHICS, INC.
                          (A Development Stage Entity)
                 Condensed Consolidated Statements of Cash Flows
                                   (Unaudited)

                                                                          Three Months
                                                                         Ended March 31,            January 13, 2000
                                                                   --------------------------        (Inception) to
                                                                      2002             2001           March 31, 2002
                                                                   ----------       ---------       ----------------
Cash Flows from Operating Activities
    Net loss                                                       $ (236,835)      $ (17,174)          $ (353,563)
    Adjustments to reconcile net loss to net cash
     used in operating activities
       Shares issued for services rendered                                  -               -               21,000
       Contributed services                                                 -          15,000               50,000
       Depreciation and amortization                                   11,460               -               12,098
       Amortization of discount on marketable securities               (4,832)              -               (4,832)
       Amortization of discount on note payable                        35,172               -               35,172
    Changes in assets and liabilities
       (Increase) in assets
         Accounts receivable                                                -            (258)                   -
         Notes and other receivables                                 (207,234)              -             (207,234)
         Prepaid expenses                                              (9,850)              -              (15,000)
         Inventory                                                          -             (36)                   -
       Increase (Decrease) in liabilities
         Accounts payable and accrued expenses                        122,097            (494)             139,862
                                                                  -----------       ---------          -----------

               Net Cash Used in Operating Activities                 (290,022)         (2,962)            (322,497)
                                                                  -----------       ---------          -----------

Cash Flows From Investing Activities
    Purchases of oil and gas interests                             (7,808,000)              -           (7,808,000)
    Purchase of marketable securities                              (2,000,000)              -           (2,000,000)
    Purchases of equipment                                                  -               -              (10,207)
                                                                  -----------       ---------          -----------

               Net Cash Used in Investing Activities               (9,808,000)              -           (9,818,207)
                                                                  -----------       ---------          -----------

Cash Flows From Financing Activities
    Proceeds from borrowings                                        9,080,000           1,000            9,080,000
    Proceeds from warrants and common stock issuable                1,153,000               -            1,153,000
    Proceeds from issuance of common stock                                  -           1,000               82,000
                                                                  -----------       ---------          -----------

               Net Cash Provided by Financing Activities           10,233,000           2,000           10,315,000
                                                                  -----------       ---------          -----------

Net Increase (Decrease) in Cash and Cash Equivalents                  134,978            (962)             174,296

Cash and Cash Equivalents, Beginning of Period                         39,318           1,054                    -
                                                                  -----------       ---------          -----------

Cash and Cash Equivalents, End of Period                          $   174,296       $      92          $   174,296
                                                                  ===========       =========          ===========

                  See notes to condensed financial statements.

                           EXPRESSIONS GRAPHICS, INC.
                          (A Development Stage Entity)
              Notes to Condensed Consolidated Financial Statements

NOTE 1 - BASIS OF PRESENTATION

The accompanying unaudited financial statements have been prepared in accordance with the instructions to Form 10-QSB as prescribed by the Securities and Exchange Commission ("SEC"). These financial statements, in the opinion of management, include all adjustments (consisting only of normal recurring items) necessary for their fair presentation in conformity with accounting principles generally accepted in the United States.

These financial statements should be read in conjunction with the financial statements and notes included in the Company's Annual Report on Form 10-KSB for the year ended December 31, 2001, for an expanded discussion of the Company's financial disclosures and accounting policies. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to the SEC rules and regulations. Interim results are not necessarily indicative of results for the full year.

NOTE 2 - DESCRIPTION OF BUSINESS

On February 18, 2002, Expressions Graphics, Inc. ("EGI" or the "Company") experienced a change in management when all of its directors and officers resigned from their positions and new officers and directors were appointed. The Company's new management began to implement a new business plan and completed a series of material transactions in 2002. In February 2002, the Company became engaged in the business of acquiring, exploring, developing and producing domestic natural gas and oil properties.

NOTE 3 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES ADOPTED IN 2002

Consolidated Financial Statements

The accompanying consolidated financial statements include all of the accounts of EGI and its two subsidiaries consisting of EGI Louisiana, Inc., a Nevada corporation incorporated in March 2002 and Knox Miss. Partners, L.P., a Delaware limited partnership formed in March 2002. All significant intercompany accounts and transactions have been eliminated in consolidation.

Oil and Gas Accounting

The Company uses the successful efforts method of accounting for oil and gas producing activities. Costs to acquire mineral interests in oil and gas properties, to drill and equip exploratory wells that find proved reserves, and to drill and equip development wells are capitalized. Costs to drill exploratory wells that do not find proved reserves, geological and geophysical costs, and costs of carrying and retaining unproved properties are expensed.

                           EXPRESSIONS GRAPHICS, INC.
                          (A Development Stage Entity)
              Notes to Condensed Consolidated Financial Statements

NOTE 3 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES ADOPTED IN 2002
(Continued)

Unproved oil and gas properties that are individually significant are periodically assessed for impairment of value, and a loss is recognized at the time of impairment by providing an impairment allowance. Other unproved properties are amortized based on the Company's experience of successful drilling and average holding period. Capitalized costs of producing oil and gas properties, after considering estimated dismantlement and abandonment costs and estimated salvage values, are depreciated and depleted by the unit-of-production method. Support equipment and other property and equipment are depreciated over their estimated useful lives.

Valuation allowances are provided if the net capitalized costs of gas and oil properties at the field level exceed their realizable values based upon expected future cash flows.

On the sale or retirement of a complete unit of a proved property, the cost and related accumulated depreciation, depletion, and amortization are eliminated from the property accounts, and the resultant gain or loss is recognized. On the retirement or sale of a partial unit of proved property, the cost is charged to accumulated depreciation, depletion, and amortization with a resulting gain or loss recognized in income.

On the sale of an entire interest in an unproved property for cash or cash equivalent, gain or loss on the sale is recognized, taking into consideration the amount of any recorded impairment if the property had been assessed individually. If a partial interest in an unproved property is sold, the amount received is treated as a reduction of the cost of the interest retained.

Financial Instruments

The carrying amounts reflected in the consolidated balance sheet for cash and equivalents, short-term receivables and short-term payables approximate their fair value due to the short maturity of the instruments. The carrying value of the investment in warrants approximates fair value based on an independent valuation. The carrying value of notes receivable and long-term debt approximates fair value based on an independent valuation and is less than face value.

Income Taxes

Recognition of the benefits of the deferred tax assets and liabilities will require that the Company generate future taxable income. There can be no assurance that the Company will generate any earnings or any specific level of earnings in future years. Therefore, the Company has established a valuation allowance for the full amount of deferred tax assets (net of liabilities).

Reclassifications

Certain accounts in the prior-year financial statements have been reclassified for comparative purposes to conform with the presentation in the current-year financial statements.

                           EXPRESSIONS GRAPHICS, INC.
                          (A Development Stage Entity)
              Notes to Condensed Consolidated Financial Statements

NOTE 4 - STOCK SPLIT

On January 3, 2002, the outstanding shares of common stock were split four-for-one. All share and per share amounts in the financial statements reflect the stock split.

NOTE 5 - PRIVATE PLACEMENT OFFERINGS - NOTES RECEIVABLE/ NOTES PAYABLE

In March 2002 under a private placement offering, the Company received subscription agreement commitments for funding an aggregate of $3,550,000 to be collected over a period of approximately twelve months. During March 2002, $233,000 was collected, $192,000 was due and the Company received notes for the balance of the subscription receivable totaling $3,125,000, which bear interest at 2.69%. An additional $600,000 was subscribed to and paid in May 2002. At March 31, 2002, the Company was owed $3,317,000 under these subscription commitments consisting of $1,950,000 owed by unrelated parties and $1,367,000 owed by an entity affiliated with the president of the Company.

In exchange for the cash proceeds and subscriptions receivable, the Company issued unsecured convertible promissory notes. The Company's notes mature one year from issuance and bear interest at 8% per annum. These notes are subject to a mandatory conversion feature upon occurrence of the following three events, which are to be voted on at the Company's 2002 Annual Meeting of Stockholders (scheduled for May 31, 2002): i) the Company's shareholders approving amendments to the Company's Articles of Incorporation to increase the Company's authorized shares of common stock to at least 90,000,000; ii) the Company's shareholders approving amendments to the Company's Articles of Incorporation to authorize approximately 10,000,000 shares of "blank check" preferred stock, par value $.001 per share; and iii) the Board of Directors authorizing the issuance of shares of Series A preferred stock. The original principal amount of the promissory notes converts into that number of units ("Units") equal to the original principal amount of the promissory note divided by the conversion price in effect at the time. The initial conversion price will be $1.00 per Unit and is subject to adjustment as set forth in the promissory note. Each unit consists of approximately 1.428571 fully-paid shares of common stock and approximately ..9857141 fully-paid shares of Series A preferred stock. However, if a reverse split of borrower's common stock is not approved at the Company's 2002 Annual Meeting of Stockholders, then the number of shares of common stock that will be issued with respect to each Unit shall automatically be increased to approximately 7.142855.

The Series A Preferred Stock, if authorized, is expected to provide for a cumulative $.08 per share dividend, have a liquidation preference, and be entitled to elect a majority of the Board of Directors.

                           EXPRESSIONS GRAPHICS, INC.
                          (A Development Stage Entity)
              Notes to Condensed Consolidated Financial Statements

NOTE 6 - OIL AND GAS INTEREST - HELL HOLE BAYOU

In February 2002, the Company acquired various working interests in the leases underlying the North Hell Hole Prospect (the "Prospect") for an aggregate purchase price of $8,500,000, of which $6,000,000 was paid at closing and $2,500,000 was paid in April 2002. The Prospect is subject to the terms and conditions of an A.A.P.L. Form 610 - Model Form Operating Agreement - 1989 with certain revisions. The purpose of the Prospect is to explore, develop and produce certain oil and gas interests it possesses in a contracted area, which contains Louisiana State Lease nos. 16141, 16142 and 17289 known as Hell Hole Bayou located in Vermilion Parish, Louisiana. The Company acquired these interests through an assignment of rights from Touchstone Resources USA, Inc. under two Purchase and Sale Agreements by and between Touchstone Resources USA, Inc. and SKH Management, L.P., each dated February 17, 2002. Touchstone Resources USA, Inc. retained the right to receive a 20% working interest in certain of these interests, which the Company obtained after payout (which is recoupment of the cumulated drilling costs for the current well only by the working interest owners). In March 2002, the Company acquired an additional .75% working interest in the Prospect pertaining to an area in Louisiana lease no. 16141 for $600,000 of which $333,300 was paid in March 2002 with the remaining amount paid in April and May 2002. The Company's share of developmental and drilling costs in State Lease 16141 No.1 well, which is scheduled to commence drilling in June 2002, is approximately 22%. The Company's various interests, which range from 2.5 tenths of 1% to 17.5%, are subject to various terms and specifications including restrictions, overriding royalty interests, specific drilling depths, future wells, specific locations, and other parties with priority in recovering their costs in certain net profits in the interests.

The Company is subject to receiving Authorization for Expenditure ("AFE") invoices for costs of additional land acquisition, exploration, drilling, etc. If the Company does not pay these invoices it is subject to substantial penalties including forfeiture of its interest.

In connection with this transaction, the Company purchased a 10% secured convertible promissory note in the principal amount of $2,000,000 and warrants to purchase 1,063,830 shares of common stock at an exercise price of US$1.88 from Touchstone Resources, Ltd., a CDNX (Canadian Exchange) listed company and the parent company of Touchstone Resources USA, Inc. The secured convertible promissory note has an initial conversion price of US$1.88 and is secured by the working interests in Hell Hole Bayou still owned by Touchstone Resources, Ltd. Assuming full conversion of the secured convertible promissory note and full exercise of the warrants, the Company would own approximately 10% of the common stock of Touchstone Resources, Ltd. on a fully diluted basis. The fair value of the note receivable and warrants per an independent valuation were $1,340,400 and $659,600, respectively, on the date the note was issued. Consequently, a discount in the amount of $659,600 was recorded in connection with this note. As of March 31, 2002, the amortization of the discount on the note totaled $4,832.

                           EXPRESSIONS GRAPHICS, INC.
                          (A Development Stage Entity)
              Notes to Condensed Consolidated Financial Statements

NOTE 7 - LIMITED PARTNERSHIP INTEREST IN KNOX MISS. PARTNERS, L.P. SUBSIDIARY

On March 23, 2002, the Company formed Knox Miss. Partners, L.P., a Delaware limited partnership, for a capital contribution of $2,740,000 of which $1,510,000 was paid in March 2002 and $805,000 was paid in May 2002 with the remaining $425,000 due in January 2003. Knox Miss. Partners, L.P. was formed to acquire interests in gas, oil and mineral leases of properties located in Mississippi. Knox Miss. LLC, a Delaware limited liability company, which is the general partner of Knox Miss. Partners, L.P., was formed in March 2002. The Company owns the controlling voting membership interests in Knox Miss. LLC, which entitles the Company to appoint all of the managers of Knox Miss. LLC and therefore control the limited partnership. Pursuant to the terms of the Partnership agreement of Knox Miss. Partners, L.P., the Company as the sole limited partner is entitled to receive 99% of all cash generated by Knox Miss. Partners, L.P. from its operations or received from the disposition of its assets until such time as the Company as the sole limited partner has recovered its capital contributions to the partnership. Subsequent to that date, the Company as the sole limited partner is entitled to receive 75% of all cash generated by Knox Miss. Partners, L.P. from its operations or received from the disposition of its assets. On March 23, 2002, Knox Miss. Partners, L.P. entered into two Exploration Agreements (see Note 8).

NOTE 8 - MISSISSIPPI PROSPECTS

Exploration Agreement Covering Livingston Transform Area

On March 23, 2002, Knox Miss. Partners, L.P. entered into an Exploration Agreement with SK Exploration, Inc., (an affiliate of SKH Management, L.P.), to jointly cooperate and participate in the exploration and development of oil, gas and mineral leases located in Webster, Clay, Chickasaw, Calhoun and Grenada Counties, Mississippi (the "Livingston Transform Area"). In exchange for a total purchase price of $2,230,000, $1,000,000 of which was paid at closing, $805,000 of which was paid in May 2002 and $425,000 of which is due on or before January 1, 2003, SK Exploration, Inc. assigned to Knox Miss. Partners, L.P. an undivided 50% interest in oil, gas and mineral leases owned and held by SK Exploration, Inc. consisting of 14,000 net mineral acres within the Livingston Transform Area. As part of the ongoing exploration and development of the Livingston Transform Area, SK Exploration, Inc. anticipates acquiring approximately an additional 10,000 net mineral acres located within the Clarkston and Lewisville Prospects. Within 30 days of any such acquisition, SK Exploration, Inc. is obligated to assign an undivided 50% interest in these additional acres to Knox Miss. Partners, L.P. Upon any joint sale by the parties of any of their ownership interests in the Livingston Transform Area, Knox Miss. Partners, L.P. is entitled to receive the first $850,000 of the proceeds, provided that, if the sale occurs prior to the date that the final installment of the purchase price is due from Knox Miss. Partners, L.P., then Knox Miss. Partners, L.P. is entitled to receive the first $425,000 of the proceeds and will be relieved of its obligation to fund the final installment of the purchase price.

                           EXPRESSIONS GRAPHICS, INC.
                          (A Development Stage Entity)
              Notes to Condensed Consolidated Financial Statements

NOTE 8 - MISSISSIPPI PROSPECTS (Continued)

Exploration Agreement Covering Longview and Osborn Prospects

On March 23, 2002, Knox Miss. Partners, L.P. entered into an Exploration Agreement with SKH Energy Partners II, L.P., (an affiliate of SKH Management, L.P.), to jointly cooperate and participate in the exploration and development of oil, gas and mineral leases located in Oktibbeha County, Mississippi (the "Longview and Osborn Prospects"). In exchange for a purchase price of $475,000, which was paid at closing, SKH Energy Partners II, L.P. assigned to Knox Miss. Partners, L.P. an undivided 50% interest in oil, gas and mineral leases owned and held by SKH Energy Partners II, L.P. (some of which were half interests) consisting of 9,000 net mineral acres within the Longview and Osborn Prospects. As part of the ongoing exploration and development of the Longview and Osborn Prospects, SKH Energy Partners II, L.P. anticipates acquiring approximately an additional 3,000 net mineral acres located within the Clarkston and Lewisville Prospects. Within 30 days of any such acquisition, SK Exploration, Inc. is obligated to assign an undivided 50% interest in these additional acres to Knox Miss. Partners, L.P.

Joint Operating Agreement

All operations in both the Livingston Transform Area, the Clarkston and Lewisville Prospects, and Longview and Osborn Prospects will be conducted in accordance with the provisions of Joint Operating Agreements between the parties. The Joint Operating Agreements are to be in a standard industry form with minor modifications as agreed to by the parties. Knox Miss. Partners, L.P. is to be named as the operator in each of the Joint Operating Agreements. Subsequent to one year after the date of the Exploration Agreements, if either party to the relevant Exploration Agreement elects to drill an initial prospect exploratory well, then, depending on the results of the drilling activities, if the other party to the Exploration Agreement elects not to participate in the drilling activities, it may be obligated to relinquish to the participating party: i.) its interest or right to earn or acquire an interest in the producing unit established for the initial prospect exploratory well, and ii.) a portion of its interest or right to earn or acquire an interest in the remainder of the Prospect Area depending on the results of the drilling activities.


NOTE 9 - GAS AND OIL PROPERTIES, CAPITALIZED COSTS

                                                                         March 31,      December 31,
                                                                           2002             2001
                                                                      -------------     ------------
Unproved properties, not subject to amortization                      $  11,818,000     $          -

Less accumulated depletion, depreciation, amortization,
    and impairments                                                               -                -
                                                                      -------------     ------------
Total oil and gas interests, net                                      $  11,818,000     $          -
                                                                      =============     ============

                           EXPRESSIONS GRAPHICS, INC.
                          (A Development Stage Entity)
              Notes to Condensed Consolidated Financial Statements

NOTE 10 - MARKETABLE SECURITIES

The Company's marketable debt securities consist of convertible debt and warrants, which can be converted into and exercised for shares of Touchstone Resources Ltd., a CDNX listed company that has a readily determinable fair market value (see Note 6). Management determines the appropriate classification of its investment using Statement of Financial Accounting Standards ("SFAS") No. 115 "Accounting for Certain Investments in Debt and Equity Securities" at the time of purchase, and re-evaluates such determinations at each balance sheet date.

The marketable securities reflected in these financial statements are deemed by management to be "available-for-sale" and, accordingly, are reported at fair value, with unrealized gains and losses reported in other comprehensive income and reflected as a separate component within the Statement of Stockholders' Equity. Realized gains and losses on securities available-for-sale are included in other income/expense and, when applicable, are reported as a reclassification adjustment, net of tax, in other comprehensive income. Gains and losses on the sale of available-for-sale securities are determined using the specific-identification method.

As of March 31, 2002, available-for-sale security consists of the following:

                                                                              Gross
                                                          Amortized         Unrealized
                                                            Cost               Loss            Fair Value
                                                       --------------      -------------      -------------
Convertible debt           Due        08/22/2004       $    1,345,232      $           -      $   1,345,232

Warrants                   Expires    08/22/2004              659,600                  -            659,600
                                                       --------------      -------------      -------------

Total Non-Current                                      $    2,004,832      $           -      $   2,004,832
                                                       ==============      =============      =============

NOTE 11 - OTHER RECEIVABLES

In March 2002, the Company advanced $200,000 to an unrelated party, which was repaid in April 2002.

NOTE 12 - PAYABLES FOR OIL AND GAS PROPERTIES

These payables represent amounts outstanding for various interests in oil and gas properties. At March 31, 2002, the Company owed $2,767,000 in connection with the Hell Hole Prospect and $1,230,000 in connection with the Mississippi Prospects.

                           EXPRESSIONS GRAPHICS, INC.
                          (A Development Stage Entity)
              Notes to Condensed Consolidated Financial Statements

NOTE 13 - NOTES PAYABLE

In February 2002, the Company received an aggregate of $10,000,000. In consideration for the funds received, the Company issued two promissory notes totaling $9,857,149, which mature on March 1, 2005 unless certain events occur which accelerate the maturity date, as defined in the promissory notes (primarily the sale of certain oil and gas interests). Interest accrues at 8% per annum. The notes are subordinated to any Senior debt the Company may incur. The fair value of these two notes was calculated in an independent valuation to be $8,847,000 and a corresponding discount of $1,010,149 was recorded. The discount will be amortized over the term of the note using the effective interest rate method. The effective interest rate of the note is approximately 12%. In addition, the Company issued the lenders an aggregate of 16,425,500 shares of common stock, and warrants to purchase an aggregate of 55,000,000 shares of the Company's common stock at an aggregate exercise price of $2. The common stock and warrants had an ascribed value of $.02 per share. The Company issued warrants to purchase 2,250,000 shares of common stock, at an aggregate exercise price of $1, to a registered broker dealer as payment of a commission for the offering. All warrants issued in connection with this offering will be automatically deemed exercised on the date the Company obtains all required approvals of its shareholders to amend the Company's Articles of Incorporation to increase the authorized shares of its common stock to at least 90,000,000 shares.

NOTE 14 - LOSS PER SHARE

The Company uses SFAS No. 128, "Earnings Per Share" for calculating the basic and diluted loss per share. Basic loss per share is computed by dividing net loss attributable to common stockholders by the weighted average number of common shares outstanding. Diluted loss per share is computed similarly to basic loss per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if potentially dilutive common shares had been issued and if the additional common shares were dilutive. At March 31, 2002 and 2001, the Company had 84,607,961 and 0, respectively, potentially dilutive shares.

NOTE 15 - STOCKHOLDERS' EQUITY

In February 2002 as partial consideration for the $10,000,000 private placement, the Company issued 16,425,500 shares of common stock and warrants to purchase 55,000,000 shares of common stock with an aggregate exercise price of $2.00 (see
Note 13).

The Company issued a warrant to purchase 2,250,000 shares of common stock, at an aggregate exercise price of $1, to a registered broker dealer as payment of a commission for services rendered in connection with the $10,000,000 private offering. The Company recorded this non-cash item as a loan cost of $45,000 based on the ascribed value of the warrants, which will be amortized over the life of the loan.

The above common stock and warrants had an ascribed value of $.02 per share.

                           EXPRESSIONS GRAPHICS, INC.
                          (A Development Stage Entity)
              Notes to Condensed Consolidated Financial Statements

NOTE 15 - STOCKHOLDERS' EQUITY (Continued)

As consideration for services rendered in connection with the acquisition of the interest in Hell Hole Bayou, the Company issued to an unrelated party a warrant to purchase 1,500,000 shares of the Company's common stock at an exercise price of $.45 per share. This warrant will expire on February 20, 2005. As additional consideration the Company issued a warrant to purchase 500,000 shares of the Company's common stock at an aggregate exercise price of $1.00. This warrant shall automatically be deemed exercised on the date the Company obtains all required approvals of its shareholders to amend the Company's Articles of Incorporation to increase the authorized shares of its common stock to at least 90,000,000 shares. The ascribed value of the warrants, totaling $13,000, increased the cost of the Prospect interest purchased and was a non-cash item.

NOTE 16 - RELATED PARTY TRANSACTIONS - NOT DESCRIBED ELSEWHERE/ CONCENTRATIONS

The Company purchased various Prospect interests, a convertible promissory note and warrants from Touchstone Resources USA and its Parent company Touchstone Resources Ltd. (see Note 6). On a fully diluted basis the Company owns approximately 10% of the capital stock of Touchstone Resources Ltd. Mark Bush, the chief executive officer of Touchstone Resources, USA, manages the Company's subsidiary, Knox Miss. Partners L.P. and its general partner, Knox Miss. LLC (see Note 7).

The new management of the Company has provided services to the Company without compensation. In addition, an affiliate of the president provided accounting services to the company without charge. For the three months ended March 31, 2002 the value of these services was de minimis. In subsequent periods in accordance with the accounting treatment proscribed in the SEC Staff Accounting Bulletin Topic 5-T, the Company will record as expense an amount representing the value of these services provided. An offsetting entry will be recorded to members' capital.

NOTE 17 - SUPPLEMENTARY CASH FLOW DISCLOSURES

Cash paid during the period for interest and income taxes was as follows:

                                            March 31
                                        ---------------
                                         2002     2001
                                        ------   ------

    Interest paid                       $    -   $    -
                                        ======   ======

    Income taxes paid                   $  800   $    -
                                        ======   ======

                           EXPRESSIONS GRAPHICS, INC.
                          (A Development Stage Entity)
              Notes to Condensed Consolidated Financial Statements

NOTE 17 - SUPPLEMENTARY CASH FLOW DISCLOSURES (Continued)

Non-Cash Investing and Financing Transactions

As of March 31, 2002, the Company had received subscription receivables of $3,317,000 for its unsecured promissory notes issued.

The Company acquired various oil and gas interests of which $3,997,000 was due in total to three sellers as of March 31, 2002.

As consideration for services rendered in connection with the Prospect and the notes payable (see Notes 6 and 13) the Company issued warrants. The value of these warrants, $13,000 and $45,000, was recorded as additional interest in the Prospect and loan costs, respectively.

NOTE 18 - LIQUIDITY

The accompanying financial statements have been prepared in accordance with accounting principles generally accepted in the United States, which contemplates continuation of the Company as a going concern. The Company does not have an established source of revenue, but does have significant debt obligations to repay in future years. Additionally, the Company will need significant funds to acquire additional properties, to explore, produce, develop, and eventually sell the underlying natural gas and oil products under its interests. Therefore the Company will need to raise money from private placement offerings of its debt and equity securities to generate positive cash flow and provide liquidity.

The Company has received an AFE invoice for approximately $2,800,000 from the operator of the Hell Hole Prospect. According to the terms of the Prospect operating agreement, the Company is required to pay this by May 30, 2002. The Company expects to receive invoices from the operator amounting to approximately $7,000,000 prior to March 2003 for the drilling of additional wells.

The Company expects to receive approximately an additional $9,067,000 (of which $5,780,000 was received as of May 24, 2002) of cash funds under private placement offerings and upon collection of subscription receivables. All of the subscription receivables are due during 2002. A majority of these additional funds are committed to cover cash flow needs and expenditures that the Company is obligated to incur under its new business plan.

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

                           EXPRESSIONS GRAPHICS, INC.
                          (A Development Stage Entity)
              Notes to Condensed Consolidated Financial Statements

NOTE 19 - COMMITMENT AND CONTINGENCIES

General

The oil and gas industry is extensively regulated by federal, state and local authorities. In particular, gas and oil production operations and economics are affected by price controls, environmental protection statutes, tax statutes and other laws and regulations relating to the petroleum industry, as well as changes in such laws, changing administrative regulations and the interpretations and application of such laws, rules and regulations. Gas and oil industry legislation and agency regulations are under constant review for amendment and expansion for a variety of political, economic and other reasons. Numerous regulatory authorities, federal, and state and local governments issue rules and regulations binding on the gas and oil industry, some of which carry substantial penalties for failure to comply. The regulatory burden on the gas and oil industry increases the Company's cost of doing business and, consequently, affects its profitability. The Company believes it is in compliance with all federal, state and local laws, regulations and orders applicable to the Company and its properties and operations, the violation of which would have a material adverse effect on the Company or its financial condition.

Operating Hazards and Insurance

The gas and oil business involves a variety of operating risks, including the risk of fire, explosions, blow-outs, pipe failure, abnormally pressured formation, and environmental hazards such as oil spills, gas leaks, ruptures or discharges of toxic gases, the occurrence of any of which could result in substantial losses to the Company due to injury or loss of life, severe damage to or destruction of property, natural resources and equipment, pollution or other environmental damage, cleanup responsibilities, regulatory investigation and penalties and suspension of operations.

The Prospect maintains a gas and oil lease operator insurance policy that insures the Prospect against certain sudden and accidental risks associated with drilling, completing and operating its wells. There can be no assurance that this insurance will be adequate to cover any losses or exposure to liability. Although the Company believes these policies provide coverage in scope and in amounts customary in the industry, they do not provide complete coverage against all operating risks. An uninsured or partially insured claim, if successful and of significant magnitude, could have a material adverse effect on the Company and its financial condition via its contractual liability to the Prospect.

Potential Loss of Oil and Gas Interests/Payments Due

The Company has been notified by the operator of the Hell Hole Bayou exploration project located in Vermilion Parish, Louisiana that the Company's share of exploration and drilling cost, which must be paid by May 30, 2002, is approximately $2,800,000 of the total cost of approximately $12,300,000. If the Company does not pay its share by May 30, 2002 it will forfeit all of its rights in certain of its interests in the Prospect and any related profits. The Company's share of additional exploratory and drilling cost over the next year is expected to be approximately $7,000,000. If one or more of the other members of the prospect fail to pay their share of the Prospect costs - the Company may need to pay additional funds to protect its investment.

                           EXPRESSIONS GRAPHICS, INC.
                          (A Development Stage Entity)
              Notes to Condensed Consolidated Financial Statements

NOTE 19 - COMMITMENT AND CONTINGENCIES (Continued)

If the Prospect operator does not commence drilling prior to July 1, 2002, then all drilling rights in Louisiana State Lease nos. 16141 and 16142 will expire and revert back to the State of Louisiana, which will have a significant impairment on the Company's investment. In addition, if drilling does not commence prior to July 1, 2002, the lease term for Louisiana State Lease no. 16142 will expire. In the event current drilling efforts are unsuccessful the operator will have 90 additional days to commence drilling before the related drilling rights expire and revert back to the state.

NOTE 20 - SUBSEQUENT EVENTS

In April 2002 the Company entered into a loan agreement to borrow $1,500,000 from Gemini Growth Fund, LP ("Gemini"), a Delaware limited partnership. The note is a 12% secured convertible promissory note. The note is secured by substantially all of the assets of the Company. The note matures on October 31, 2003, however the Company has the option to redeem the note at 100% of par prior to the maturity date. Gemini has the option to convert the principal amount of the note into common stock of the Company. Gemini was issued a warrant to purchase 750,000 shares of the Company's common stock as additional incentive to make the loan. The warrants expire on the earlier of April 30, 2012 or the date all of the convertible notes are converted to common stock. The conversion price of the note and warrant is the lesser of $2.00 or 60% of the closing bid price of the Company's common stock for the first trading session subsequent to the effective date of a reverse split of the Company's common stock. However, the conversion price is subject to adjustment according to the provisions of the note. The Company paid loan commitment and origination fees of 1% and 4%, respectively. Interest is payable in cash unless Gemini elects to have the interest paid in common stock of the Company. Repayment of the principal amount of the note has been guaranteed by a subsidiary of the Company. As described in the loan agreement, the Company is required to comply with various financial covenants. Any failure to comply with such covenants may be deemed a default on the loan by Gemini.

Under the terms of the loan agreement, the Company is required to register the resale of all shares of its common stock issuable upon conversion of the note or exercise of the warrants, within 180 days of the date of the loan agreement. If the common stock is not fully registered within 180 days, the Company is subject to a monthly penalty of either 25,000 shares of its common stock or $10,000, at the option of the lender.

In April and May 2002, the Company issued and sold mandatory convertible promissory notes in the aggregate principal amount of $3,650,000 to three accredited investors pursuant to Rule 506. The maturity date of the notes is one year from the date of the notes. This offering generated gross proceeds to the Company of $3,650,000. The Company did not pay any commissions with respect to this offering. On the date on which the Company's shareholders approve amendments to its Articles of Incorporation to increase the Company's authorized shares of Common Stock to at least 90,000,000 shares, and effect a 1 for 5 reverse common stock split, the Company shall automatically convert the principal amount of these notes into an aggregate of 2,281,250 shares of Common Stock.

Subsequent to March 31, 2002 the Company cancelled 2,160,000 shares of common stock, which were tendered to the Company for cancellation by a former officer of the Company.

                           EXPRESSIONS GRAPHICS, INC.
                          (A Development Stage Entity)
              Notes to Condensed Consolidated Financial Statements

NOTE 20 - SUBSEQUENT EVENTS (Continued)

In April 2002 the Company loaned a director of the Company $12,500 and received a demand promissory note bearing 12% interest.

In April 2002 the Company acquired an additional .9% working interest in the Prospect pertaining to Louisiana State Lease nos. 16141, 16142, and 17289 for $720,000.

In April 2002 the Company advanced funds in the amount of $300,000 to an affiliate of the president of the Company. These advances were subsequently repaid.

In May 2002 the Company acquired various working interests ranging from 12%-20% in the above leases subject to certain contingency features. The Company paid $250,000 upon signing the acquisition agreement. The Company will pay the seller an additional $750,000 in the event any operation conducted in the existing well on lease no. 1 establishes commercial production.

               CAUTIONARY STATEMENT FOR FORWARD-LOOKING STATEMENTS

     This Quarterly Report on Form 10-QSB includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 as amended, and
Section 21E of the Securities Exchange Act of 1934. We have based these forward-looking statements on our current expectations and projections about future events. These forward-looking statements are subject to known and unknown risks, uncertainties and assumptions about us and our affiliate companies, that may cause our actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by such forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as "may," "will," "should," "could," "would," "expect," "plan," anticipate," believe," estimate," continue," or the negative of such terms or other similar expressions. Factors that might cause or contribute to such a discrepancy include, but are not limited to, those in our other Securities and Exchange Commission filings, including our Annual Report on Form 10-KSB filed on April 16, 2002. The following discussion should be read in conjunction with our Consolidated Financial Statements and related Notes thereto included elsewhere in this report.

Item 2.  Management's Discussion and Analysis or Plan of Operation

Plan of Operations

     By December 31, 2001, we discontinued our graphics media products business and in early 2002 we began to implement a new business plan. We are currently in the business of acquiring, exploring and developing domestic natural gas and oil properties.

     We have acquired leasehold interests in prospects located in Louisiana and Mississippi. We intend to acquire additional ownership interests in properties located in these states as well as other traditional oil producing states in the southwestern United States. With the assistance of various third parties, we plan to explore and develop these prospects and sell on the open market any gas or oil that we discover. We will rely on SKH Management, L.P. to assist and advise us regarding the identification and leasing of properties on favorable terms. SKH Management, L.P. will also provide us with technical support including geological, geophysical, chemical and other evaluation services. With regards to our Mississippi prospects, through our subsidiary, Knox Miss. Partners, L.P., we have entered into joint ventures with SK Exploration, Inc. and SK Energy Partners II, L.P., both affiliates of SKH Management, L.P. We will also rely upon Touchstone Resources USA, Inc. to provide us with additional reserve assessment analysis and engineering services in connection with the exploration and development of our prospects. On a fully diluted basis, we own approximately 10% of the common stock of Touchstone Resources, Ltd., the parent company of Touchstone Resources USA, Inc. Each of SKH Management, L.P. and Touchstone Resources USA, Inc. has a significant level of experience in exploring and developing gas and oil properties in the regions where our prospects are located.

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

     In 2002, we have sold approximately $19,300,000 in private placement offerings of our securities of which we have collected $15,983,000 and $3,317,000 were subscriptions receivable as of March 31, 2002. We have used approximately $14,610,000 of these funds to acquire leasehold interests in prospects located in Louisiana and Mississippi and to purchase our investment in Touchstore Resources, Ltd. We believe that the remaining $4,690,000 in proceeds and subscriptions receivable from these offerings provides us with a sufficient level of cash to satisfy our cash requirements for the next three months, including budgeted expenses for our existing leasehold interests, in the event that we do not locate any additional prospects for acquisition. However, since we estimate that we will incur approxiamtely $10,000,000 in expenditures related to the development of our leasehold interests in the Louisiana and Mississippi prospects and other general and administrative expenses over the next twelve months, we will be required to raise at least $5,000,000 to $6,000,000 through additional offerings of our securities in order to have the funds necessary to develop these prospects and continue our operations. Since we do not expect to generate any substantial gross revenues in 2002, in the event that we locate additional prospects for acquisition, receive authorizations for expenditures from the operators at our prospects in excess of budgeted amounts, or experience cost overruns at our prospects, then we will be required to raise additional funds in excess of these amounts through offerings of our securities.

     If we are unable to obtain additional funds when they are required or if the funds cannot be obtained on terms favorable to us, then we may be required to delay, scale back or eliminate some or all of our well development programs or license third parties to develop or market products that we would otherwise seek to develop or market ourselves, or even be required to relinquish our interest in certain properties. If one or more of the other owners of leasehold interests in our prospects fail to pay their equitable portion of development or operation costs, then we may need to pay additional funds to protect our ownership interests in our leasehold interests.

                           PART II. OTHER INFORMATION

Item 2.  Changes in Securities and Use of Proceeds

     In February 2002, we issued and sold (i) promissory notes in the aggregate principal amount of $9,857,149, (ii) 16,425,500 shares of common stock, and
(iii) warrants to purchase an aggregate of 55,000,000 shares of our common stock to two accredited investors pursuant to Rule 506 promulgated under the Securities Act of 1933, as amended ("Rule 506"). This offering generated gross proceeds to the Company of $10,000,000. We issued warrants to purchase 2,250,000 shares of our common stock to a registered broker dealer as payment of a commission for this offering. All of the warrants issued in this offering are automatically deemed by the Company to be exercised for an aggregate exercise price of $3.00 on the date on which the Company obtains all required approvals of its shareholders to amend the Company's Articles of Incorporation to increase the authorized shares of its Common Stock to at least 90,000,000.

     In February 2002, pursuant to Rule 506, we issued to an accredited investor
(i) warrants to purchase 500,000 shares of our common stock which shall the Company shall automatically deem to be exercised for an exercise price of $1.00 on the date on which the Company obtains all required approvals of its shareholders to amend the Company's Articles of Incorporation to increase the authorized shares of its Common Stock to at least 90,000,000, and (ii) warrants to purchase 1,500,000 shares of common stock at an exercise price of $.45 per share. These warrants were granted to this accredited investor as payment of an investment banking fee for services provided in connection with the acquisition of our leasehold interests in Hell Hole Bayou, an exploration project located in Vermillion Parish, Louisiana. Accordingly, this offering did not generate gross proceeds to the Company.

     In March 2002 and May 2002, we issued and sold convertible promissory notes in the aggregate principal amount of $4,150,000 to seven accredited investors pursuant to Rule 506. As of March 31, 2002, this offering generated gross proceeds to the Company of $833,000 and subscriptions receivable of $3,317,000. The Company did not pay any commissions with respect to this offering. On the date on which the Company's shareholders approve amendments to its Articles of Incorporation to increase the Company's authorized shares of capital stock to at least (i) 90,000,000 shares of Common Stock and (ii) 10,000,000 shares of Preferred Stock, and its Board of Directors authorizes the issuance of Series A Preferred Stock, the Company shall automatically convert the principal amount of the Notes into an aggregate of 29,643,961 shares of Common Stock and 4,090,713 shares of Series A Preferred Stock.

Item 6. Exhibits and Reports on Form 8-K

(a)      The following exhibits are included herein:

         Exhibit
         Number        Document
         ------        --------
           3.1          Articles of Incorporation (incorporated by reference to Exhibit 3.1 of our Form SB-1,
                        Registration Number 333-38976).

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

           4.2          Promissory Note in the principal amount of $7,885,720 dated February 13, 2002 issued to Lancer Offshore, Inc. *

           4.3          Promissory Note in the principal amount of $1,971,429 dated February 13, 2002 issued to Michael Lauer. *

           10.1         Purchase and Sale Agreement dated February 17, 2002, by and between SKH Management,
                        L.P. and Touchstone Resources USA, Inc. (incorporated by reference to Exhibit 10.1 of our Current Report on Form 8-K dated March 7, 2002).

           10.2         Purchase and Sale Agreement dated February 17, 2002, by and between SKH Management,
                        L.P. and Touchstone Resources USA, Inc. (incorporated by reference to Exhibit 10.2 of our Current Report on Form 8-K dated March 7, 2002).

           10.3         Assignment Agreement by and between Touchstone Resources USA, Inc. and Expressions
                        Graphics, Inc. dated February 20, 2002 (incorporated by reference to Exhibit 10.3 of our Current Report on Form 8-K dated March 7, 2002).

           10.4         Exploration Agreement dated March 23, 2002 by and between SK Exploration, Inc. and
                        Knox Miss. Partners, L.P. (incorporated by reference to Exhibit 10.1 of our Current
                        Report on Form 8-K dated April 8, 2002).

         Exhibit
         Number        Document
         ------        --------
          10.5          Exploration Agreement dated March 23, 2002 by and between SKH Energy Partners II, L.P.
                        and Knox Miss. Partners, L.P. (incorporated by reference to Exhibit 10.2 of our
                        Current Report on Form 8-K dated April 8, 2002).

         ----------------------------
         * Filed herewith

(b) We filed the following Current Reports on Form 8-K during the three month period ended March 31, 2002:

                  (i)      Current Report on Form 8-K, dated January 2, 2002.

                           We filed the foregoing Current Report on Form 8-K reporting the resignation of our President and director Neil Brouillette and the appointment of Michelle Spain as his replacement.

                  (ii)     Current Report on Form 8-K, dated March 3, 2000.

                           We filed the foregoing Current Report on Form 8-K reporting (i) the acquisition of a 19.5% gross working interest in Louisiana State Lease No. 16141 No. 1 Well in Hell Hole Bayou, an exploration project located in Vermillion Parish, Louisiana and our purchase of a 10% secured convertible promissory note in the principal amount of $2,000,000 and warrants to purchase 2,127,660 shares of common stock from Touchstone Resources, Ltd.; and (ii) the engagement of L.J. Soldinger Associates as the principal accountants to audit our financial statements.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                    EXPRESSIONS GRAPHICS, INC.

Date:    May 30, 2002               /s/ Stephen P. Harrington
                                    -------------------------------------------
                                    Stephen P. Harrington
                                    President