Form 10QSB/A
period 2002-03-31
CONTINENTIAL SOUTHERN RESOURCES  INC
filed 2002-08-19
CIK 1112412

                       SECURITIES AND EXCHANGE COMMISSION

                              WASHINGTON, DC 20549

                                  FORM 10-QSB/A

[X]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
      SECURITIES EXCHANGE ACT OF 1934

                      For the Quarter ending March 31, 2002

                                       OR

[ ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
      SECURITIES EXCHANGE ACT OF 1934

      For the transition period from _________________ to__________________

                          Commission File No. 000-33439

                           EXPRESSIONS GRAPHICS, INC.
                         -------------------------------
                         (Name of Small Business Issuer)

                 Nevada                                          88-0448389
    --------------------------------                      ----------------------
    (State or other jurisdiction of                            (IRS Employer
     Incorporation or Organization)                          Identification No.)


      One Belmont Avenue, Suite 417
             Bala Cynwyd, PA                                     19004
---------------------------------------                   ----------------------
(Address of principal executive offices)                       (Zip Code)

                                 (610) 660-5906
               ---------------------------------------------------
              (Registrant's Telephone Number, including Area Code)


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

                           EXPRESSIONS GRAPHICS, INC.




                                      INDEX


PART I.      FINANCIAL INFORMATION

Item 1.      Financial Statements


             Condensed Consolidated Balance Sheets as of March 31, 2002 (unaudited)
               and December 31, 2001                                                                3


             Condensed Consolidated Statements of Operations - (unaudited)                          4


             Condensed Consolidated Statement of Stockholders' Equity - (unaudited)                 5


             Condensed Consolidated Statements of Cash Flows - (unaudited)                          6


             Notes to Condensed Financial Statements                                                7


Item 2.      Management's Discussion and Analysis or Plan of Operations                            17


PART II.     OTHER INFORMATION

Item 2.      Changes in Securities and Use of Proceeds                                             18


Item 6.      Exhibits and Reports on Form 8-K                                                      18


                                     PART I
                              FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                           EXPRESSIONS GRAPHICS, INC.
                          (A Development Stage Entity)
                      Condensed Consolidated Balance Sheets


                                                      ASSETS
                                                      ------
                                                                                    March 31,        December 31,
                                                                                       2002              2001
                                                                                   -----------       ------------
                                                                                   (Unaudited)        (Audited)
Current Assets
   Cash and cash equivalents                                                       $   174,296         $   39,318
   Notes receivable - related parties                                                1,367,000                  -
   Notes receivable                                                                  1,950,000                  -
   Other receivables                                                                   207,234                  -
   Prepaid expenses                                                                     15,000              5,150
                                                                                   -----------         ----------

                  Total Current Assets                                               3,713,530             44,468
                                                                                   -----------         ----------

Oil and Gas Interests, Using Successful Efforts
   Unproved properties, net                                                         11,818,000                  -
Marketable Securities                                                                2,004,832                  -
Property and Equipment, Net                                                                  -              9,569
Loan Costs                                                                              43,109                  -
                                                                                   -----------         ----------

                                                                                   $17,579,471         $   54,037
                                                                                   ===========         ==========

                                       LIABILITIES AND STOCKHOLDERS' EQUITY
                                       ------------------------------------

Current Liabilities
   Accounts payable and accrued expenses                                           $   139,862         $   17,765
   Mandatorily convertible notes                                                     3,550,000                  -
   Payables for oil and gas interests                                                3,997,000                  -
                                                                                   -----------         ----------

                  Total Current Liabilities                                          7,686,862             17,765
                                                                                   -----------         ----------

Notes Payable                                                                        8,882,172                  -
                                                                                   -----------         ----------

                  Total Liabilities                                                 16,569,034             17,765
                                                                                   -----------         ----------

Commitments and Contingencies

Stockholders' Equity
   Common stock; $.001 par value; authorized - 25,000,000 shares;
      issued and outstanding - 8,240,000 shares at 2002 and 2001 and
      16,425,500 shares issuable at 2002                                                24,665              8,240
   Additional paid-in capital                                                        1,475,435            144,760
   Deficit accumulated during the development stage                                   (489,663)          (116,728)
                                                                                   -----------         ----------

                  Total Stockholders' Equity                                         1,010,437             36,272
                                                                                   -----------         ----------

                                                                                   $17,579,471         $   54,037
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

                           EXPRESSIONS GRAPHICS, INC.
                          (A Development Stage Entity)
                 Condensed Consolidated Statements of Operations
                                   (Unaudited)



                                                                        Three Months
                                                                      Ended March 31,            January 13, 2000
                                                             ---------------------------------    (Inception) to
                                                                    2002              2001         March 31, 2002
                                                             ----------------   --------------   ------------------
Revenues                                                          $       -        $      240         $      390


General and Administrative Expenses                                  250,913           17,414             368,031
                                                                  ----------       ----------         -----------

Loss From Operations                                                (250,913)         (17,174)           (367,641)
                                                                  ----------       ----------         -----------
Other Income (Expense)
   Interest income                                                    20,313                -              20,313
   Interest expense                                                 (142,335)               -            (142,335)
                                                                  ----------       ----------         -----------

                   Total                                            (122,022)               -            (122,022)
                                                                  ----------       ----------         -----------

Net Loss                                                          $ (372,935)      $  (17,174)        $  (489,663)
                                                                  ==========       ==========         ===========

Net Loss Per Common Share - Basic and Diluted                     $    (0.02)      $        -
                                                                  ==========       ==========

Weighted Average Number of Common Shares
   Outstanding - Basic and Diluted                                18,095,300        2,269,332
                                                                  ==========       ==========



                  See notes to condensed financial statements.

                           EXPRESSIONS GRAPHICS, INC.
                          (A Development Stage Entity)
            Condensed Consolidated Statement of Stockholders' Equity
                                   (Unaudited)

                                                                                          Deficit
                                                                         Accumulated    Accumulated
                                        Common Stock       Additional      Other        During the        Total           Total
                                    ---------------------   Paid-In     Comprehensive   Development    Stockholders'   Comprehensive
                                     Shares       Amount    Capital          Loss          Stage           Equity           Loss
                                    --------     --------- ----------   -------------  ------------   -------------    -------------
Balance at January 13, 2000
  (Date of Inception)                        -   $      -    $      -      $       -      $      -      $      -

Issuance of common stock for
 services at $0.0125 per share on:
    March 13, 2000                   1,600,000      1,600      18,400              -              -        20,000
    April 12, 2000                      80,000         80         920              -              -         1,000

Issuance of common stock for
  cash at $0.0125 per share on:
    March 13, 2000                     560,000        560       6,440              -              -         7,000

Services contributed by
  stockholders                               -          -      20,000              -              -        20,000

Net loss                                     -          -           -              -        (49,184)      (49,184)
                                    ----------   --------   ---------       --------      ---------      --------

Balances at December 31, 2000        2,240,000      2,240      45,760              -        (49,184)       (1,184)

Issuance of common stock
  for cash at $0.0125 per share on:
    Various dates                    6,000,000      6,000      69,000              -              -        75,000

Services contributed by
  stockholders                               -          -      30,000              -              -        30,000

Net loss                                     -          -           -              -        (67,544)      (67,544)
                                    ----------   --------   ---------       --------      ---------      --------

Balance at December 31, 2001         8,240,000   $  8,240    $144,760       $      -      $(116,728)     $ 36,272

Issuable common stock at
  approximately $0.02 per
  share in February 2002            16,425,500     16,425     261,375              -              -       277,800

Issuance of warrants in
  February 2002 valued at
  $.002 - $.02 to purchase
  59,250,000 shares of common
  stock                                      -          -     933,200              -              -       933,200

Issuance of warrants in Feb -
  Mar 02 valued at $136,100 to
  purchase 6,499,713 shares of
  common stock and 539,000 shares
  of preferred stock                         -          -     136,100              -              -       136,100

COMPREHENSIVE LOSS

Net Loss                                     -          -           -              -       (372,935)     (372,935)       $(372,935)

Unrealized gain (loss) on
  available-for-sale securities              -          -           -              -              -            -                -
                                    ----------   --------   ---------       --------      ---------      --------        ---------

       Total Comprehensive Loss                                                                                          $(372,935)
                                                                                                                         =========
Balance, March 31, 2002             24,665,500   $ 24,665  $1,475,435      $      -      $(489,663)    $1,010,437
                                    ==========   ========  ==========      ========      =========     ==========


                  See notes to condensed financial statements.

                           EXPRESSIONS GRAPHICS, INC.
                          (A Development Stage Entity)
                 Condensed Consolidated Statements of Cash Flows
                                   (Unaudited)


                                                                        Three Months
                                                                       Ended March 31,            January 13, 2000
                                                              ----------------------------------   (Inception) to
                                                                    2002             2001          March 31, 2002
                                                              ---------------- -----------------  -----------------
Cash Flows from Operating Activities
    Net loss                                                      $  (372,935)     $  (17,174)       $     489,663
    Adjustments to reconcile net loss to net cash
     used in operating activities
       Shares issued for services rendered                                  -               -               21,000
       Contributed services                                                 -          15,000               50,000
       Collection incentive expense                                   136,100               -              136,100
       Depreciation and amortization                                   11,460               -               12,098
       Amortization of discount on marketable securities               (4,832)              -               (4,832)
       Amortization of discount on note payable                        35,172               -               35,172
    Changes in assets and liabilities
       (Increase) in assets
         Accounts receivable                                                -            (258)                   -
         Notes and other receivables                                 (207,234)              -             (207,234)
         Prepaid expenses                                              (9,850)              -              (15,000)
         Inventory                                                          -             (36)                   -
       Increase (Decrease) in liabilities
         Accounts payable and accrued expenses                        122,097            (494)             139,862
                                                                 ------------      ----------         ------------

               Net Cash Used in Operating Activities                 (290,022)         (2,962)            (322,497)
                                                                 ------------      ----------         ------------

Cash Flows From Investing Activities
    Purchases of oil and gas interests                             (7,808,000)              -           (7,808,000)
    Purchase of marketable securities                              (2,000,000)              -           (2,000,000)
    Purchases of equipment                                                  -               -              (10,207)
                                                                 ------------      ----------         ------------

               Net Cash Used in Investing Activities               (9,808,000)              -           (9,818,207)
                                                                 ------------      ----------         ------------

Cash Flows From Financing Activities
    Proceeds from borrowings                                        9,080,000           1,000            9,080,000
    Proceeds from warrants and common stock issuable                1,153,000               -            1,153,000
    Proceeds from issuance of common stock                                  -           1,000               82,000
                                                                 ------------      ----------         ------------

               Net Cash Provided by Financing Activities           10,233,000           2,000           10,315,000
                                                                 ------------      ----------         ------------

Net Increase (Decrease) in Cash and Cash Equivalents                  134,978            (962)             174,296

Cash and Cash Equivalents, Beginning of Period                         39,318           1,054                    -
                                                                 ------------      ----------         ------------

Cash and Cash Equivalents, End of Period                         $    174,296      $       92         $    174,296
                                                                 ============      ==========         ============



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

Financial Instruments

The carrying amounts reflected in the consolidated balance sheet for cash and cash equivalents, short-term receivables and short-term payables approximate their fair value due to the short maturity of the instruments. The carrying value of the investment in warrants approximates fair value based on an independent valuation. The carrying value of notes receivable and long-term debt approximates fair value based on an independent valuation and is less than face value.

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

NOTE 4 - STOCK SPLIT

On January 3, 2002, the number of outstanding shares of common stock were split four-for-one. All share and per share amounts in the financial statements reflect the stock split.

NOTE 5 - PRIVATE PLACEMENT OFFERINGS - NOTES RECEIVABLE/ NOTES PAYABLE

In March 2002, in a private placement offering, the Company received subscription agreement commitments for funding an aggregate of $3,550,000 to be collected over a period of approximately twelve months. During March 2002, $233,000 was collected, $192,000 was due and the Company received notes for the balance of the subscription receivable totaling $3,125,000, which bear interest at 2.69%. An additional $600,000 was subscribed to and paid in May 2002. At March 31, 2002, the Company was owed $3,317,000 under these subscription commitments consisting of $1,950,000 owed by unrelated parties and $1,367,000 owed by an entity affiliated with the president of the Company. Concurrently with this offering the Company issued a warrant to an investor as an inducement to accelerate funding its commitment. The warrant granted the investor an option to invest an additional $550,000 in the Company, at the same terms and conditions as its initial investment, within 180 days from the date it funded its original investment. The fair value of the warrant was calculated in an independent valuation to be $6,100 which was expensed upon issuance.

                           EXPRESSIONS GRAPHICS, INC.
                          (A Development Stage Entity)
              Notes to Condensed Consolidated Financial Statements


NOTE 5 - PRIVATE PLACEMENT OFFERINGS - NOTES RECEIVABLE/ NOTES PAYABLE
         (Continued)

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

NOTE 6 - OIL AND GAS INTEREST - HELL HOLE BAYOU

In February 2002, the Company acquired various working interests in the leases underlying the North Hell Hole Prospect (the "Prospect") for an aggregate purchase price of $8,500,000, of which $6,000,000 was paid at closing and $2,500,000 was paid in April 2002. The Prospect is subject to the terms and conditions of an A.A.P.L. Form 610 - Model Form Operating Agreement - 1989 with certain revisions. The purpose of the Prospect is to explore, develop and produce certain oil and gas interests it possesses in a contracted area, which contains Louisiana State Lease nos. 16141, 16142 and 17289 known as Hell Hole Bayou located in Vermillion Parish, Louisiana. The Company acquired these interests through an assignment of rights from Touchstone Resources USA, Inc. under two Purchase and Sale Agreements by and between Touchstone Resources USA, Inc. and SKH Management, L.P., each dated February 17, 2002. Touchstone Resources USA, Inc. retained the right to receive a 20% working interest in certain of these interests, which the Company obtained after payout (which is recoupment of the cumulated drilling costs for the current well only by the working interest owners). In March 2002, the Company acquired an additional .75% working interest in the Prospect pertaining to an area in Louisiana lease no. 16141 for $600,000 of which $333,300 was paid in March 2002 with the remaining amount paid in April and May 2002. The Company's share of developmental and drilling costs in State Lease 16141 No. 1 well, which is scheduled to commence drilling in June 2002, is approximately 22%. The Company's various interests, which range from 2.5 tenths of 1% to 17.5%, are subject to various terms and specifications including restrictions, overriding royalty interests, specific drilling depths, future wells, specific locations, and other parties with priority in recovering their costs in certain net profits in the interests.

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


NOTE 6 - OIL AND GAS INTEREST - HELL HOLE BAYOU (Continued)

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


NOTE 9 - GAS AND OIL PROPERTIES, CAPITALIZED COSTS


                                                                            March 31,             December 31,
                                                                               2002                   2001
                                                                          -------------          --------------
Unproved properties, not subject to amortization                            $ 11,818,000           $       -

Less accumulated depletion, depreciation, amortization,
    and impairments                                                                    -                   -
                                                                            ------------           ---------

Total oil and gas interests, net                                            $ 11,818,000           $       -
                                                                            ============           =========

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


NOTE 10 - MARKETABLE SECURITIES (Continued)

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

As of March 31, 2002, available-for-sale security consists of the following:


                                                                              Gross
                                                          Amortized         Unrealized
                                                            Cost               Loss            Fair Value
                                                       ----------------    -------------    -----------------
Convertible debt           Due        08/22/2004       $    1,345,232      $         -      $      1,345,232

Warrants                   Expires    08/22/2004              659,600                -               659,600
                                                       --------------      -----------      ----------------

Total Non-Current                                      $    2,004,832      $         -      $      2,004,832
                                                       ==============      ===========      ================


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

NOTE 13 - NOTES PAYABLE

In February 2002, the Company received subscription agreement commitments for an aggregate of $10,000,000 which were originally to be funded by August 5, 2003. As incentive to accelerate the funding of their commitments, the Company issued warrants to the lenders. If the lenders funded their commitments by March 7, 2002, the warrants allowed them to invest an additional aggregate $4,000,000 in the Company within 120 days of the funding, at the same terms and conditions as the initial $10,000,000 investment The fair value of the warrants was calculated in an independent valuation to be $130,000 which was expensed in full upon its issuance. In February 2002 the full $10,000,000 was funded to the Company. In consideration for the funds received, the Company issued two promissory notes totaling $9,857,149, which mature on March 1, 2005 unless certain events occur which accelerate the maturity date, as defined in the promissory notes (primarily the sale of certain oil and gas interests). Interest accrues at 8% per annum. The notes are subordinated to any Senior debt the Company may incur. The fair value of these two notes was calculated in an independent valuation to be $8,847,000 and a corresponding discount of $1,010,149 was recorded. The discount will be amortized over the term of the note using the effective interest rate method. The effective interest rate of the note is approximately 12%. In addition, the Company issued the lenders an aggregate of 16,425,500 shares of common stock, and warrants to purchase an aggregate of 55,000,000 shares of the Company's common stock at an aggregate exercise price of $2. The common stock and warrants had an ascribed value of $.02 per share. The Company issued warrants to purchase 2,250,000 shares of common stock,

                           EXPRESSIONS GRAPHICS, INC.
                          (A Development Stage Entity)
              Notes to Condensed Consolidated Financial Statements


NOTE 13 - NOTES PAYABLE (Continued)

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

The new management of the Company has provided services to the Company without compensation. In addition, an affiliate of the president provided accounting services to the company without charge. For the three months ended March 31, 2002 the value of these services was de minimis. In subsequent periods in accordance with the accounting treatment proscribed in the SEC Staff Accounting Bulletin Topic 5-T, the Company will record as

                           EXPRESSIONS GRAPHICS, INC.
                          (A Development Stage Entity)
              Notes to Condensed Consolidated Financial Statements


NOTE 16 - RELATED PARTY TRANSACTIONS - NOT DESCRIBED ELSEWHERE/CONCENTRATIONS (Continued)

expense an amount representing the value of these services provided. An offsetting entry will be recorded to members' capital.

NOTE 17 - SUPPLEMENTARY CASH FLOW DISCLOSURES

Cash paid during the period for interest and income taxes was as follows:

                                             March 31
                                -------------------------------------
                                    2002                   2001
                                -------------          --------------

    Interest paid               $           -          $           -
                                =============          ==============

    Income taxes paid           $         800          $           -
                                =============          ==============


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


NOTE 18 - LIQUIDITY (Continued)

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

Potential Loss of Oil and Gas Interests/ Payments Due

The Company has been notified by the operator of the Hell Hole Bayou exploration project located in Vermillion Parish, Louisiana that the Company's share of exploration and drilling cost, which must be paid by May 30, 2002, is approximately $2,800,000 of the total cost of approximately $12,300,000. If the Company does not pay its share by May 30, 2002 it will forfeit all of its rights in certain of its interests in the Prospect and any related profits. The Company's share of additional exploratory and drilling cost over the next year is expected to be approximately $7,000,000. If one or more of the other members of the Prospect fail to pay their share of the Prospect costs - the Company may need to pay additional funds to protect its investment.

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

Subsequent to March 31, 2002, the Company cancelled 2,160,000 shares of common stock, which were tendered to the Company for cancellation by a former officer of the Company.

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

     In 2002, we have sold approximately $19,300,000 in private placement offerings of our securities of which we have collected $15,983,000 and $3,317,000 were subscriptions receivable as of March 31, 2002. We have used approximately $14,610,000 of these funds to acquire leasehold interests in prospects located in Louisiana and Mississippi and to purchase our investment in Touchstore Resources, Ltd. We believe that the remaining $4,690,000 in proceeds and subscriptions receivable from these offerings provides us with a sufficient level of cash to satisfy our cash requirements for the next three months, including budgeted expenses for our existing leasehold interests, in the event that we do not locate any additional prospects for acquisition. However, since we estimate that we will incur approximately $10,000,000 in expenditures related to the development of our leasehold interests in the Louisiana and Mississippi prospects and other general and administrative expenses over the next twelve months, we will be required to raise at least $5,000,000 to $6,000,000 through additional offerings of our securities in order to have the funds necessary to develop these prospects and continue our operations. Since we do not expect to generate any substantial gross revenues in 2002, in the event that we locate additional prospects for acquisition, receive authorizations for expenditures from the operators at our prospects in excess of budgeted amounts, or experience cost overruns at our prospects, then we will be required to raise additional funds in excess of these amounts through offerings of our securities.

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

                           PART II. OTHER INFORMATION

Item 2.  Changes in Securities and Use of Proceeds

     In February 2002, we issued and sold (i) promissory notes in the aggregate principal amount of $9,857,149, (ii) 16,425,500 shares of common stock, and
(iii) warrants to purchase an aggregate of 55,000,000 shares of our common stock to two accredited investors pursuant to Rule 506 promulgated under the Securities Act of 1933, as amended ("Rule 506"). This offering generated gross proceeds to the Company of $10,000,000. We issued warrants to purchase 2,250,000 shares of our common stock to a registered broker dealer as payment of a commission for this offering. All of the warrants issued in this offering are automatically deemed by the Company to be exercised for an aggregate exercise price of $3.00 on the date on which the Company obtains all required approvals of its shareholders to amend the Company's Articles of Incorporation to increase the authorized shares of its Common Stock to at least 90,000,000. In addition, in order to induce the investors in this offering to fully fund their investments on a timely basis, we granted these investors the right for a period of 120 days from the date they funded their original investment to make an additional investment of $4,000,000 on the same terms and conditions as this offering.

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

     In March 2002 and May 2002, we issued and sold convertible promissory notes in the aggregate principal amount of $4,150,000 to seven accredited investors pursuant to Rule 506. As of March 31, 2002, this offering generated gross proceeds to the Company of $833,000 and subscriptions receivable of $3,317,000. The Company did not pay any commissions with respect to this offering. On the date on which the Company's shareholders approve amendments to its Articles of Incorporation to increase the Company's authorized shares of capital stock to at least (i) 90,000,000 shares of Common Stock and (ii) 10,000,000 shares of Preferred Stock, and its Board of Directors authorizes the issuance of Series A Preferred Stock, the Company shall automatically convert the principal amount of the Notes into an aggregate of 29,643,961 shares of Common Stock and 4,090,713 shares of Series A Preferred Stock. In addition, in order to induce an investor in this offering to fully fund its investment on a timely basis, we granted one of these investors the right for a period of 180 days from the date that it funds its initial investment to make an additional investment of $550,000 on the same terms and conditions as this offering.

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

                                       18

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

                                    CONTINENTAL SOUTHERN RESOURCES, INC.
                                    (f/k/a EXPRESSIONS GRAPHICS, INC.)


Date:    August 19, 2002            /s/ Stephen P. Harrington
                                    -------------------------------------------
                                    Stephen P. Harrington
                                    President