Form 10QSB
period 2002-06-30
CONTINENTIAL SOUTHERN RESOURCES  INC
filed 2002-08-19
CIK 1112412

                       SECURITIES AND EXCHANGE COMMISSION

                              WASHINGTON, DC 20549

                                   FORM 10-QSB

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                      For the Quarter ending June 30, 2002

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                        For the transition period from to

                          Commission File No. 000-33439

                      CONTINENTAL SOUTHERN RESOURCES, INC.
--------------------------------------------------------------------------------
                         (Name of Small Business Issuer)

               Nevada                                  88-0448389
---------------------------------         --------------------------------------
  (State or other jurisdiction of            (IRS Employer Identification No.)
   Incorporation or Organization)

            One Belmont Avenue, Suite 417
                   Bala Cynwyd, PA                                19004
------------------------------------------------------        ------------------
      (Address of principal executive offices)                  (Zip Code)

                                 (610) 660-5906
            ---------------------------------------------------------
              (Registrant's Telephone Number, including Area Code)


Indicate by check whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filings requirements for the past 90 days. YES [X] NO [ ]

There were 31,555,834 issued and outstanding shares of the registrant's common stock, par value $.001 per share, at August 15, 2002.

                                     CONTINENTAL SOUTHERN RESOURCES, INC.
                                     ------------------------------------

                                                  INDEX
                                                  -----
                                                                                                    Page
                                                                                                    ----
Part I.  Financial Information

         Item 1.  Financial Statements
                  Condensed Consolidated Balance Sheets at June 30, 2002 (unaudited) and
                  December 31, 2001............................................................      3

                  Condensed Consolidated Statements of Operations - (unaudited)                      4

                  Condensed Consolidated Statement of Stockholders' Equity - (unaudited)             5

                  Condensed Consolidated Statements of Cash Flows (unaudited)                        9

                  Notes to Condensed Consolidated Financial Statements.........................      10

         Item 2.  Management's Discussion and Analysis or Plan of Operations...................      26

Part II. Other Information

         Item 2.  Changes in Securities and Use of Proceeds....................................      28

         Item 4.  Submission of Matters to a Vote of Security Holders..........................      29

         Item 6.  Exhibits and Reports on Form 8-K.............................................      29

                                     PART I
                              FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                                     CONTINENTAL SOUTHERN RESOURCES, INC.
                                         (A Development Stage Entity)
                                    Condensed Consolidated Balance Sheets

                                                    ASSETS
                                                    ------
                                                                                   June 30,       December 31,
                                                                                     2002            2001
                                                                                 -----------       ---------
                                                                                 (Unaudited)       (Audited)
Current Assets
   Cash and cash equivalents                                                     $    19,480       $  39,318
   Note receivable related party                                                   2,250,000               -
   Notes receivable                                                                   12,500               -
   Other receivables                                                                  86,124               -
   Prepaid expenses                                                                   75,000           5,150
                                                                                 -----------       ---------
Total Current Assets                                                               2,443,104          44,468

Oil and Gas Interests, Using Successful Efforts
   Unproved Properties, net                                                       16,449,814               -
Marketable Securities                                                              3,461,312               -
Property and Equipment, net                                                                -           9,569
                                                                                 -----------       ---------
                                                                                 $22,354,230       $  54,037
                                                                                 ===========       =========

                                     LIABILITIES AND STOCKHOLDERS' EQUITY
                                     ------------------------------------
Current Liabilities
   Accounts payable and accrued expenses                                         $ 1,614,491       $  17,765
   Payables for oil and gas interest                                                 529,439               -
   Notes payable                                                                     713,000               -
                                                                                 -----------       ---------

Total Current Liabilities                                                          2,856,930          17,765

Notes Payable                                                                     12,497,534               -
                                                                                 -----------       ---------
Total Liabilities                                                                 15,354,464          17,765
                                                                                 -----------       ---------
Minority Interest                                                                     27,243               -
                                                                                 -----------       ---------

Commitments and Contingencies

Stockholders' Equity
   Preferred stock; $.001 par value; authorized - 10,000,000 shares;
     4,090,713 shares at 2002 and 0 at 2001                                            4,091               -
   Common stock; $.001 par value; authorized - 150,000,000 shares; issued and outstanding - 24,227,632 shares at 2002 and 1,648,000 shares at
     2001 and 6,460,972 shares issuable at 2002                                       30,689           1,648
   Additional paid-in capital                                                     12,162,245         151,352
   Less stock subscription receivables                                            (2,070,000)              -
   Less stock subscription receivable - related party                             (1,146,250)              -
   Accumulated other comprehensive loss                                             (153,600)              -
   Deficit accumulated during the development stage                               (1,854,652)       (116,728)
                                                                                 -----------       ---------
Total Stockholders' Equity                                                         6,972,523          36,272
                                                                                 -----------       ---------
                                                                                 $22,354,230       $  54,037
                                                                                 ===========       =========




                  See notes to condensed financial statements.

                                      CONTINENTAL SOUTHERN RESOURCES, INC.
                                          (A Development Stage Entity)
                                 Condensed Consolidated Statements of Operations
                                                   (Unaudited)





                                             Three Months                   Six Months
                                            Ended June 30,                 Ended June 30,        January 13, 2000
                                      ------------------------      --------------------------    (Inception) to
                                          2002          2001            2002            2001       June 30, 2002
                                      -----------     --------      -----------       --------      -----------
Revenues                              $         -     $      -      $         -       $    240      $       390


General and Administrative Expenses       594,148       12,237          708,961         29,597          826,079
                                      -----------     --------      -----------       --------      -----------


Loss From Operations                     (594,148)     (12,237)        (708,961)       (29,357)        (825,689)
                                      -----------     --------      -----------       --------      -----------

Other (Income) Expense
   Interest income                       (140,393)           -         (160,706)             -         (160,706)
   Interest expense                     1,047,416            -        1,189,751              -        1,189,751
                                      -----------     --------      -----------       --------      -----------
Total Other Expense                       907,023            -        1,029,045              -        1,029,045
                                      -----------     --------      -----------       --------      -----------
Loss Before Minority Interest          (1,501,171)     (12,237)      (1,738,006)       (29,357)      (1,854,734)

Minority Interest                              82            -               82              -               82
                                      -----------     --------      -----------       --------      -----------
Net Loss                              $(1,501,089)    $(12,237)     $(1,737,924)      $(29,357)     $(1,854,652)
                                      ===========     ========      ===========       ========      ===========

Net Loss Per Common Share -
   Basic and Diluted                  $     (0.12)    $  (0.02)     $     (0.22)      $  (0.05)
                                      ===========     ========      ===========       ========


Weighted Average Number of
   Common Shares Outstanding -
   Basic and Diluted                   12,202,975      670,434        7,934,730        563,956
                                      ===========     ========      ===========       ========




                  See notes to condensed financial statements.

                                                                                                               Page 1 of 4
                                           CONTINENTAL SOUTHERN RESOURCES, INC.
                                               (A Development Stage Entity)
                                 Condensed Consolidated Statement of Stockholders' Equity
                                                        (Unaudited)





                                                    Preferred Stock                    Common Stock            Additional
                                           -------------------------------       ------------------------        Paid-In
                                                Shares            Amount           Shares          Amount        Capital
                                           --------------        ---------       ------------------------      ----------
Balance at January 13, 2000
  (Date of Inception)                                   -        $       -                -       $     -      $        -

Issuance of common stock for
  services at $0.063 per share on:
    March 13, 2000                                      -                -          320,000           320          19,680
    April 12, 2000                                      -                -           16,000            16             984

Issuance of common stock for cash
  at $0.063 per share on:
    March 13, 2000                                      -                -          112,000           112           6,888

Services contributed by stockholders                    -                -                -             -          20,000

Net loss                                                -                -                -             -               -
                                           --------------        ---------       ----------       -------      ----------

Balances at December 31, 2000                           -                -          448,000           448          47,552

Issuance of common stock for cash at
  $0.063 per share on:
    Various dates                                       -                -        1,200,000         1,200          73,800

Services contributed by stockholders                    -                -                -             -          30,000

Net loss                                                -                -                -             -               -
                                           --------------        ---------       ----------       -------      ----------

Balance at December 31, 2001                            -        $       -        1,648,000       $ 1,648      $  151,352

Issued common stock at approximately
  $0.085 per share in February 2002                     -                -        3,285,100         3,285         274,515

Issuance of warrants in February 2002
  valued at $0.01 - $0.085 to purchase
  11,850,000 shares of common stock                     -                -                -             -         933,200


May 31, 2002 automatic conversion of
  11,450,000 warrants                                   -                -       11,450,000        11,450         (11,450)

Common stock issuable at $0.085 per share
  June 2002                                             -                -        5,714,150         5,714         455,486
                                           --------------        ---------       ----------       -------      ----------



Carryforward                                            -        $       -       22,097,250       $22,097      $1,803,103
                                           --------------        ---------       ----------       -------      ----------




                  See notes to condensed financial statements.


                                                                                                                    Page 2 of 4
                                              CONTINENTAL SOUTHERN RESOURCES, INC.
                                                  (A Development Stage Entity)
                                    Condensed Consolidated Statement of Stockholders' Equity
                                                          (Unaudited)



                                                                                   Deficit
                                                              Accumulated        Accumulated
                                                Stock            Other           During the         Total           Total
                                             Subscription    Comprehensive      Development      Stockholders'   Comprehensive
                                              Receivable         Loss              Stage            Equity           Loss
                                             ------------    -------------      ------------      ----------    --------------
Balance at January 13, 2000
  (Date of Inception)                        $          -    $           -      $          -      $        -

Issuance of common stock for
  services at $0.063 per share on:
    March 13, 2000                                      -                -                 -          20,000
    April 12, 2000                                      -                -                 -           1,000


Issuance of common stock for cash
  at $0.063 per share on:
    March 13, 2000                                      -                -                 -           7,000


Services contributed by stockholders                    -                -                 -          20,000

Net loss                                                -                -           (49,184)        (49,184)
                                             ------------    -------------      ------------      ----------
Balances at December 31, 2000                           -                            (49,184)         (1,184)
                                                                         -

Issuance of common stock
  for cash at $0.063 per share on:
    Various dates                                       -                -                 -          75,000

Services contributed by stockholders                    -                -                 -          30,000

Net loss                                                -                -           (67,544)        (67,544)
                                             ------------    -------------      ------------      ----------
Balance at December 31, 2001                 $          -    $           -      $   (116,728)     $   36,272

Issuable common stock at
  approximately $0.085 per share
  in February 2002                                      -                -                 -         277,800

Issuance of warrants in February 2002
  valued at $0.01 - $0.085 to purchase
  11,850,000 shares of common stock                     -                -                 -         933,200

  May 31, 2002 automatic conversion of
  11,450,000 warrants                                   -                -                 -               -

Common stock issuable at $0.085 per share
  June 2002                                             -                -                 -         461,200
                                             ------------    -------------      ------------      ----------
Carryforward                                 $          -    $           -      $   (116,728)     $1,708,472
                                             ------------    -------------      ------------      ----------


                  See notes to condensed financial statements.


                                                                                                                        Page 3 of 4
                                                CONTINENTAL SOUTHERN RESOURCES, INC.
                                                    (A Development Stage Entity)
                                      Condensed Consolidated Statement of Stockholders' Equity
                                                            (Unaudited)





                                                                 Preferred Stock                  Common Stock         Additional
                                                             -----------------------      ----------------------         Paid-In
                                                              Shares          Amount        Shares        Amount         Capital
                                                             ---------        ------      ----------     -------       -----------
Cancellation of shares returned by a former officer                  -        $    -        (432,000)    $  (432)      $       432


Conversion of 100,000 warrants issued for consulting
  services                                                           -             -         100,000         100              (100)

Issuance of warrants in February - March 2002
  valued at $136,100 to purchase 6,499,713 shares of
  common stock and 539,000 shares of preferred stock                 -             -               -           -           136,100

Conversion of notes payable into 1.428571 shares of
  common and .9857141 shares of Series A preferred
  stock per $1 unit of convertible note at May 31, 2002
  of which 35,721 are issuable                               4,090,713         4,091       5,928,790       5,928         4,139,981

Stock subscription receivable                                        -             -               -           -                 -

Stock subscription receivable - related party                        -             -               -           -                 -

Conversion of note payable at $1.60 per share at
  May 31, 2002                                                       -             -       2,281,250       2,282         3,647,718

Issuance of common stock for interest on:  May 31,                   -             -           2,206           2            13,223
2002

Issuable common stock at $2.25 per share in June 2002                -             -         711,108         712         1,599,288

Offering costs related to $2.25 offering                             -             -               -           -          (692,500)

Issuance of warrants valued at $1.10 to purchase
  150,000 shares of common stock as additional
  consideration for the April 2002 $1,500,000
  private placement                                                  -             -               -           -           165,000

Beneficial conversion feature on $1,500,000
  convertible debt                                                   -             -               -           -         1,335,000

Contributed services by officer                                      -             -               -           -            15,000

COMPREHENSIVE LOSS

Net Loss

Unrealized gain (loss) on available-for-sale securities
                                                             ---------        ------      ----------     -------       -----------
       Total Comprehensive Loss

Balance, June 30, 2002                                       4,090,713        $4,091      30,688,604     $30,689       $12,162,245
                                                             =========        ======      ==========     =======       ===========

                  See notes to condensed financial statements.


                                                                                                                     Page 4 of 4
                                              CONTINENTAL SOUTHERN RESOURCES, INC.
                                                  (A Development Stage Entity)
                                    Condensed Consolidated Statement of Stockholders' Equity
                                                           (Unaudited)


                                                                                        Deficit
                                                                       Accumulated    Accumulated
                                                           Stock          Other        During the     Total            Total
                                                        Subscription  Comprehensive   Development  Stockholders'   Comprehensive
                                                         Receivable        Loss          Stage        Equity            Loss
                                                         -----------    ---------     -----------   -----------     -----------
Cancellation of shares returned by a former officer                -            -               -             -

Conversion of 100,000 warrants issued for consulting
  services                                                         -            -               -             -

Issuance of warrants in February - March 2002
  valued at $136,100 to purchase 6,499,713 shares
  of common stock and 539,000 shares of preferred stock            -            -               -       136,100

Conversion of notes payable into 1.428571 shares of
  common and .9857141 shares of Series A preferred
  stock per $1 unit of convertible note at May 31, 2002
  of which 35,721 are issuable                                     -            -               -     4,150,000


Stock subscription receivable                             (2,070,000)           -               -    (2,070,000)

Stock subscription receivable - related party             (1,146,250)           -               -    (1,146,250)

Conversion of note payable at $1.60 per share at
  May 31, 2002                                                     -            -               -     3,650,000

Issuance of common stock for interest on:  May 31,
  2002                                                             -            -               -        13,225

Issuable common stock at $2.25 per share in June
  2002                                                             -            -               -     1,600,000

Offering costs related to $2.25 offering                           -            -               -      (692,500)

Issuance of warrants valued at $1.10 to purchase
  150,000 shares of common stock as additional
  consideration for the April 2002 $1,500,000
  private placement                                                -            -               -       165,000

Beneficial conversion feature on $1,500,000
  convertible debt                                                 -            -               -     1,335,000

Contributed services by officer                                    -            -               -        15,000

COMPREHENSIVE LOSS

Net Loss                                                           -            -      (1,737,924)   (1,737,924)     (1,737,924)

Unrealized gain (loss) on available-for-sale
  securities                                                       -     (153,600)              -      (153,600)       (153,600)
                                                         -----------    ---------     -----------   -----------     -----------

       Total Comprehensive Loss                                                                                     $(1,891,524)
                                                                                                                    ===========
Balance, June 30, 2002                                   $(3,216,250)   $(153,600)    $(1,854,652)  $ 6,972,523
                                                         ===========    =========     ===========   ===========




                  See notes to condensed financial statements.

                                    CONTINENTAL SOUTHERN RESOURCES, INC.
                                        (A Development Stage Entity)
                               Condensed Consolidated Statements of Cash Flows
                                                 (Unaudited)

                                                                      Six Months
                                                                     Ended June 30,          January 13, 2000
                                                              --------------------------      (Inception) to
                                                                  2002            2001        June 30, 2002
                                                              ------------      --------       ------------
Cash Flows from Operating Activities
    Net loss                                                  $ (1,737,924)     $(29,357)      $ (1,854,652)
    Adjustments to reconcile net loss to net cash
     used in operating activities
       Minority interest                                            27,243             -             27,243
       Shares issued for services rendered                               -             -             21,000
       Collection incentives                                       136,100             -            136,100
       Contributed services                                         68,750        15,000            118,750
       Depreciation and amortization                                 9,569             -             10,207
       Amortization of discount on marketable securities           (64,912)            -            (64,912)
       Amortization of discount on note payable                    421,734             -            421,734
       Interest expense paid by stock issuance                      13,225             -             13,225
    Changes in assets and liabilities
       (Increase) Decrease in assets
         Accounts receivable                                             -          (258)                 -
         Other current assets                                            -          (166)                 -
         Other receivables                                         (86,124)            -            (86,124)
         Prepaid expenses                                            5,150             -                  -
       Increase (Decrease) in liabilities
         Accounts payable and accrued expenses                     904,226          (235)           921,991
                                                              ------------      --------       ------------
Net Cash Used in Operating Activities                             (302,963)      (15,016)          (335,438)
                                                              ------------      --------       ------------
Cash Flows From Investing Activities
    Notes receivable                                               (12,500)            -            (12,500)
    Purchases of oil and gas interests                         (15,907,375)            -        (15,907,375)
    Purchase of marketable securities                           (3,550,000)            -         (3,550,000)
    Purchases of equipment                                               -             -            (10,207)
                                                              ------------      --------       ------------
Net Cash Used in Investing Activities                          (19,469,875)            -        (19,480,082)
                                                              ------------      --------       ------------

Cash Flows From Financing Activities
    Advances from stockholder                                            -         1,022                  -
    Repayments to stockholder                                            -        (2,473)                 -
    Proceeds from borrowings                                    11,858,799             -         11,858,799
    Loan costs                                                     (15,000)            -            (15,000)
    Proceeds from common and preferred stock issued and
     issuable                                                    7,909,201        25,000          7,991,201
                                                              ------------      --------       ------------
Net Cash Provided by Financing Activities                       19,753,000        23,549         19,835,000
                                                              ------------      --------       ------------

Net Increase (Decrease) in Cash and Cash Equivalents               (19,838)        8,533             19,480

Cash and Cash Equivalents, Beginning of Period                      39,318         1,054                  -
                                                              ------------      --------       ------------
Cash and Cash Equivalents, End of Period                      $     19,480      $  9,587       $     19,480
                                                              ============      ========       ============


                  See notes to condensed financial statements.

                      CONTINENTAL SOUTHERN RESOURCES, INC.
                          (A Development Stage Entity)
              Notes to Condensed Consolidated Financial Statements

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

These financial statements should be read in conjunction with the financial statements and notes included in the Continental Southern Resources, Inc. ("CSOR" or the "Company") Annual Report on Form 10-KSB for the year ended December 31, 2001, for an expanded discussion of the Company's financial disclosures and accounting policies. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to the SEC rules and regulations. Interim results are not necessarily indicative of results for the full year.


NOTE 2 - DESCRIPTION OF BUSINESS

On February 18, 2002, the Company, formerly known as Expressions Graphics, Inc., experienced a change in management when all of its directors and officers resigned from their positions and new officers and directors were appointed by the stockholders. The Company's new management implemented a new business plan and completed a series of material transactions and the Company became engaged in the business of acquiring, exploring, developing and producing domestic natural gas and oil properties.


NOTE 3 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES ADOPTED IN 2002

Consolidated Financial Statements
---------------------------------

The accompanying consolidated financial statements include all of the accounts of CSOR and its four subsidiaries consisting of EGI Louisiana, Inc., a Nevada corporation incorporated in March 2002, Knox Miss. Partners, L.P., a Delaware limited partnership formed in March 2002, PHT Partners, L.P. and CSR-WAHA Partners, L.P., each a Delaware limited partnership formed in June 2002. All significant intercompany accounts and transactions have been eliminated in consolidation.

Oil and Gas Accounting
----------------------

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

                      CONTINENTAL SOUTHERN RESOURCES, INC.
                          (A Development Stage Entity)
              Notes to Condensed Consolidated Financial Statements


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

Financial Instruments
---------------------

The carrying amounts reflected in the consolidated balance sheet for cash and equivalents, short-term receivables and short-term payables approximate their fair value due to the short maturity of the instruments. The carrying value of the investment in warrants approximates fair value based on an independent valuation. The carrying value of notes receivable approximates fair value based on an independent valuation and is less than face value. The carrying value of notes payable reflects a debt discount for a beneficial conversion feature which is substantially less than face or fair value.

Income Taxes
------------

Recognition of the benefits of the deferred tax assets and liabilities will require that the Company generate future taxable income. There can be no assurance that the Company will generate any earnings or any specific level of earnings in future years. Therefore, the Company has established a valuation allowance for the full amount of deferred tax assets (net of liabilities).

Reclassifications
-----------------

Certain accounts in the prior-year financial statements have been reclassified for comparative purposes to conform with the presentation in the current-year financial statements. These reclassifications have no effect on reported net loss.


NOTE 4 - STOCK SPLIT

On January 3, 2002, the number of outstanding shares of common stock were split four-for-one. On June 3, 2002, the number of outstanding shares of common stock were reverse split one-for-five. All share and per share amounts in the financial statements reflect the stock splits.

                      CONTINENTAL SOUTHERN RESOURCES, INC.
                          (A Development Stage Entity)
              Notes to Condensed Consolidated Financial Statements


NOTE 5 - OIL AND GAS INTEREST

Hell Hole Bayou
---------------

In February 2002, the Company acquired various working interests in the leases underlying the North Hell Hole Prospect (the "Prospect") for an aggregate purchase price of $8,500,000, of which $6,000,000 was paid at closing and $2,500,000 was paid in April 2002. The Prospect is subject to the terms and conditions of an A.A.P.L. Form 610 - Model Form Operating Agreement - 1989 with certain revisions. The purpose of the Prospect is to explore, develop and produce certain oil and gas interests it possesses in a contracted area, which contains Louisiana State Lease Nos. 16141, 16142 and 17289 known as Hell Hole Bayou located in Vermillion Parish, Louisiana. The Company acquired these interests through an assignment of rights from Touchstone Resources USA, Inc. under two Purchase and Sale Agreements by and between Touchstone Resources USA, Inc. and SKH Management, L.P., each dated February 17, 2002. Touchstone Resources USA, Inc. retained the right to receive a 20% working interest in certain of these interests, which the Company obtained after payout (which is recoupment of the cumulated drilling costs for the current well only by the working interest owners). In March 2002, the Company acquired an additional .75% working interest in the Prospect pertaining to an area in Louisiana lease No. 16141 for $600,000 of which $333,300 was paid in March 2002 with the remaining amount paid in April and May 2002. The Company's share of developmental and drilling costs in State Lease 16141 No. 1 well, which commenced drilling in June 2002, is approximately 22%. The Company's various interests, which range from
2.5 tenths of 1% to 17.5%, are subject to various terms and specifications including restrictions, overriding royalty interests, specific drilling depths, future wells, specific locations, and other parties with priority in recovering their costs in certain net profits in the interests.

The Company is subject to receiving Authorization for Expenditure ("AFE") invoices for costs of additional land acquisition, exploration, drilling, etc. If the Company does not pay these invoices it is subject to substantial penalties including forfeiture of its interest. As of June 30, 2002, the Company has paid AFE's invoices in the amount of $2,806,190 and has recorded a payable of $295,624 in connection with another AFE, which relates to the North Hell Hole Prospect.

Other Oil and Gas Acquisitions
------------------------------

In April 2002 the Company acquired an additional .9% working interest in the Prospect pertaining to Louisiana State Lease Nos. 16141, 16142, and 17289 for $720,000.

In May 2002, the Company acquired various working interests ranging from 12%-20% in the above leases subject to certain contingency features. The Company paid $250,000 upon signing the acquisition agreement. The Company will pay the seller an additional $750,000 in the event any operation conducted in the existing well on lease No. 1 establishes commercial production.

                      CONTINENTAL SOUTHERN RESOURCES, INC.
                          (A Development Stage Entity)
              Notes to Condensed Consolidated Financial Statements



NOTE 6 - LIMITED PARTNERSHIP INTERESTS

Knox Miss. Partners, L.P. Subsidiary
------------------------------------

On March 23, 2002, the Company formed Knox Miss. Partners, L.P., a Delaware limited partnership, for a capital contribution of $2,705,000 of which $1,475,000 was paid in March 2002 and $997,000 was paid in April and June 2002 with the remaining $233,000 due in January 2003. The general partner contributed $27,325 to the limited partnership. Knox Miss. Partners, L.P. was formed to acquire interests in gas, oil and mineral leases of properties located in Mississippi. Knox Miss. LLC, a Delaware limited liability company, which is the general partner of Knox Miss. Partners, L.P., was formed in March 2002. The Company owns the controlling voting membership interests in Knox Miss. LLC, which entitles the Company to appoint all of the managers of Knox Miss. LLC and therefore control the limited partnership. Pursuant to the terms of the Partnership agreement of Knox Miss. Partners, L.P., the Company as the sole limited partner is entitled to receive 99% of all cash generated by Knox Miss. Partners, L.P. from its operations or received from the disposition of its assets until such time as the Company as the sole limited partner has recovered its capital contributions to the partnership. Subsequent to that date, the Company as the sole limited partner is entitled to receive 75% of all cash generated by Knox Miss. Partners, L.P. from its operations or received from the disposition of its assets. On March 23, 2002, Knox Miss. Partners, L.P. entered into two Exploration Agreements described below.

Mississippi Prospects
---------------------

Exploration Agreement Covering Livingston Transform Area
--------------------------------------------------------

On March 23, 2002, Knox Miss. Partners, L.P. entered into an Exploration Agreement with SK Exploration, Inc., (an affiliate of SKH Management, L.P.), to jointly cooperate and participate in the exploration and development of oil, gas and mineral leases located in Webster, Clay, Chickasaw, Calhoun and Grenada Counties, Mississippi (the "Livingston Transform Area"). In exchange for a total purchase price of $2,230,000, $1,000,000 of which was paid at closing, $805,000 of which was paid in April 2002 and $192,000 in June 2002, and the balance of $425,000 is due on or before January 1, 2003, SK Exploration, Inc. assigned to Knox Miss. Partners, L.P. an undivided 50% interest in oil, gas and mineral leases owned and held by SK Exploration, Inc. consisting of 14,000 net mineral acres within the Livingston Transform Area. As part of the ongoing exploration and development of the Livingston Transform Area, SK Exploration, Inc. anticipates acquiring approximately an additional 10,000 net mineral acres located within the Clarkston and Lewisville Prospects. SK Exploration, Inc. is obligated to assign an undivided 50% interest in these additional acres to Knox Miss. Partners, L.P. Upon any joint sale by the parties of any of their ownership interests in the Livingston Transform Area, Knox Miss. Partners, L.P. is entitled to receive the first $850,000 of the proceeds, provided that, if the sale occurs prior to the date that the final installment of the purchase price is due from Knox Miss. Partners, L.P., then Knox Miss. Partners, L.P. is entitled to receive the first $425,000 of the proceeds and will be relieved of its obligation to fund the final installment of the purchase price.

Exploration Agreement Covering Longview and Osborn Prospects
------------------------------------------------------------

On March 23, 2002, Knox Miss. Partners, L.P. entered into an Exploration Agreement with SKH Energy Partners II, L.P., (an affiliate of SKH Management, L.P.), to jointly cooperate and participate in the exploration and development of oil, gas and mineral leases located in Oktibbeha County, Mississippi (the "Longview and Osborn Prospects"). In exchange for a purchase price of $475,000, which was paid at closing, SKH Energy Partners II, L.P. assigned to Knox Miss. Partners, L.P. an undivided 50% interest in oil, gas and mineral leases owned and held by SKH Energy Partners II, L.P. (some of which were half interests) consisting of 9,000 net mineral acres within the Longview and Osborn Prospects. As part of the ongoing exploration and development of the Longview and Osborn Prospects, SKH Energy Partners II, L.P. anticipates acquiring approximately an additional 3,000 net mineral acres located within the Clarkston and Lewisville Prospects. SK Exploration, Inc. is obligated to assign an undivided 50% interest in these additional acres to Knox Miss. Partners, L.P. The Company paid a total of $185,000 in fees related to the acquisition of this interest.

                      CONTINENTAL SOUTHERN RESOURCES, INC.
                          (A Development Stage Entity)
              Notes to Condensed Consolidated Financial Statements


NOTE 6 - LIMITED PARTNERSHIP INTERESTS (Continued)

Joint Operating Agreement
-------------------------

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

PHT Partners, L.P.
------------------

On June 26, 2002, the Company entered into limited partnership agreement with PHT Gas, LLC, the general partner. The limited partnership formed was PHT Partners, L.P. ("PHT") of which the Company is the sole limited partner with a 99% interest. The Company and PHT Gas, LLC are responsible for contributing an aggregate of $1,200,000 and $12,000, respectively, to PHT. The Company contributed $376,000 to PHT as of June 30, 2002 and $750,000 subsequent to that date. PHT thereupon invested $375,000 in APICO, LLC, a limited liability company, in June 2002 and $558,000 in July and August in return for 883 units out of a total of 4,100 units outstanding.

The business of APICO, LLC is to farm-in to certain concessions (the "Concessions") in Phu Horm Gas Field Project located in Khorat and Udon in the Kingdom of Thailand, which are controlled by Amerada Hess (Thailand) Limited which is acting as operator; to acquire and own property interests and other rights in the Concessions; to participate in exploring the Concessions, in developing and operating oil and gas wells in the Concessions, in financing its operations, in selling production from such wells and in selling interests in the Property and/or the Concession; and to take all other actions necessary, appropriate or advisable in connection with such business.

The Company is not subject to capital calls in connection with its limited partnership interest in PHT Gas, LLC. However, PHT Gas, LLC is subject to cash calls from its investment in APICO, LLC as explained below. If PHT Gas, LLC does not meet its cash calls, then the Company's investment in PHT Gas, LLC may become impaired.

Pursuant to the APICO membership agreement, PHT and the other APICO members will be called upon from time to time for additional contributions so as to meet the reasonable capital requirements of APICO.

If PHT Partners, L.P., or any other member, fails to make required capital contributions or meet the required cash calls in the amounts and at the times specified in the membership agreement, then they would be in default. If the default is not cured within 45 days, then APICO has the right to repurchase the defaulting members' shares for 1% of their original purchase price.

At the discretion of PHT Gas, LLC, any available cash shall be distributed 99% to the limited partner of PHT to the extent of its unreturned capital balance and 1% to PHT Gas, LLC until all unreturned capital balances have been returned and then 80% to the limited partner and 20% to PHT Gas, LLC thereafter. Distributions in liquidation of the partnership shall be made in accordance with the capital accounts subject to the above distributions. In general, profits shall be allocated after giving effect to certain regulatory allocations and cumulative prior allocations 75% to the limited partner and 25% to PHT Gas, LLC. Losses in general shall be allocated after giving effect to regulatory allocations and certain proportionate allocations to all partners with a positive capital account in proportion to the extent of their balances and then entirely to PHT Gas, LLC.

                      CONTINENTAL SOUTHERN RESOURCES, INC.
                          (A Development Stage Entity)
              Notes to Condensed Consolidated Financial Statements


NOTE 6 - LIMITED PARTNERSHIP INTERESTS (Continued)

CSR-WAHA Partners, L.P.
-----------------------

On June 27, 2002, the Company entered into a limited partnership agreement with CSR, LLC, the general partner. The limited partnership formed was CSR-WAHA Partners, L. P. of which the Company is the sole limited partner with a 99% interest. The Company and CSR, LLC contributed $300,000 and $500, respectively, in July 2002 of their total required contributions of $400,000 and $4,000, respectively. In July and August 2002 the partnership purchased interests in the Waha/Lockridge oil and gas prospect located in Reeves County, Texas for $358,028 and paid investment banking fees of $40,000 in connection with the transaction. The Company is not obligated to make any additional contributions or to loan the partnership additional funds. However, CSR-WAHA Partners, L.P. is subject to cash calls from its investment in the prospect. If CSR-WAHA Partners, L.P. does not meet its cash calls, the Company's investment in the partnership may become impaired.

At the discretion of CSR, LLC, available cash will be distributed 99% to the limited partner to the extent of its unreturned capital balance and 1% to CSR, LLC until all unreturned capital balances have been returned and then 80% to the limited partner in proportion to their percentage interest and 20% to CSR, LLC. Distributions in liquidation of the partnership will be made in accordance with the capital accounts subject to the above distributions. In general, profits will be allocated after giving effect to certain regulatory allocations and cumulative prior allocations 75% to the limited partner and 25% to CSR, LLC. Losses in general will be allocated after giving effect to regulatory allocations and certain proportionate allocations to all partners with a positive capital account in proportion to the extent of their balances and then entirely to CSR, LLC.


NOTE 7 - GAS AND OIL PROPERTIES, CAPITALIZED COSTS

                                                                        June 30,      December 31,
                                                                          2002            2001
                                                                      -----------      ---------
Unproved properties, not subject to amortization                      $16,449,814      $       -


Less accumulated depletion, depreciation,
    amortization, and impairments                                               -              -
                                                                      -----------      ---------
Total oil and gas interests, net                                      $16,449,814      $       -

                                                                      ===========      =========

NOTE 8 - MARKETABLE SECURITIES

In connection with February 2002 acquisition of various working interest in the North Hell Hole Prospect, the Company purchased, for the sum of $2,000,000, a 10% secured convertible promissory note in the principal amount of $2,000,000 and warrants to purchase 1,063,830 shares of common stock at an exercise price of US$1.88 from Touchstone Resources, Ltd. ("Touchstone"), a Canadian Exchange listed company and the parent company of Touchstone Resources USA, Inc. The secured convertible promissory note, which matures August 22, 2004, has an initial conversion price of US$1.88 and is secured by the working interests in Hell Hole Bayou still owned by Touchstone Resources, Ltd. The fair value of the note receivable and warrants as determined by an independent valuation were $1,340,400 and $659,600, respectively, on the date the note was issued. Consequently, a discount in the amount of $659,600 was recorded in connection with this note. As of June 30, 2002, the amortization of the discount on the note approximately totaled $54,000. The fair market value of the warrant was $506,000 as of June 30, 2002.

                      CONTINENTAL SOUTHERN RESOURCES, INC.
                          (A Development Stage Entity)
              Notes to Condensed Consolidated Financial Statements



NOTE 8 - MARKETABLE SECURITIES (Continued)

In June 2002 the Company purchased, for the sum of $1,600,000 of which $50,000 is still due, an additional 10% convertible promissory note in the principal amount of $1,600,000 and a detached warrant to purchase 2,000,000 shares of common stock at an exercise price of US$1.00 from Touchstone until December 28, 2002. The secured convertible promissory note, which matures December 28, 2002, has an initial conversion price of US$ .80. The fair value of the note receivable and warrants as determined by an independent valuation were $1,481,000 and $119,000, respectively, on the date the note was issued. Consequently, a discount in the amount of $119,000 was recorded in connection with this note. As of June 30, 2002, the amortization of the discount on the note approximately totaled $11,000. Certain terms and conditions of this promissory note and warrant are subject to the approval of the majority of shareholders of Touchstone. If shareholder approval is not obtained by August 30, 2002 the following clauses become effective i.) this note receivable and the interest accrued thereon become due upon the written demand of the Company; ii.) this note will bear interest at 18% per annum; and iii.) the Company will have the right to give notice to Touchstone that it wishes to sell the initial convertible promissory note and warrant it purchased in March 2002 for cash consideration equal to the greater of: the principal amount due on the convertible promissory note plus the interest accrued thereon; or the closing market price on the TSX Venture Exchange of the common shares of Touchstone on the date of the notice multiplied by the number of shares into which the convertible promissory note would be converted and the number of shares purchasable under the warrant, less the exercise price of such shares expressed in the warrant; whereby Touchstone will have 30 days during which it will purchase or find a purchaser for such securities.

On a fully diluted basis, assuming full conversion of the secured convertible promissory notes and full exercise of the warrants, the Company owns approximately 23.2% of the common stock of Touchstone Resources, Ltd.


The Company's marketable convertible debt securities and warrants can be converted into and exercised for shares of Touchstone Resources Ltd., which have a readily determinable fair market value. Management determined the appropriate classification of its investment using Financial Accounting Standards ("FAS") No. 115 "Accounting for Certain Investments in Debt and Equity Securities" at the time of purchase, and re-evaluates such determinations at each balance sheet date.


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

                      CONTINENTAL SOUTHERN RESOURCES, INC.
                          (A Development Stage Entity)
              Notes to Condensed Consolidated Financial Statements




NOTE 8 - MARKETABLE SECURITIES (Continued)


As of June 30, 2002, available-for-sale securities consist of the following:

                                                                         Gross
                                                        Amortized      Unrealized
                                                          Cost            Loss        Fair Value
                                                       ----------       --------      ----------
Convertible debt          Due        12/28/2002        $1,441,870       $      -      $1,441,870

Convertible debt          Due        08/22/2004         1,394,442              -       1,394,442


Warrants                  Expires    08/22/2004           659,600        153,600         506,000

Warrants                  Expires    12/28/2002           119,000              -         119,000
                                                       ----------       --------      ----------
Total Non-Current                                      $3,614,912       $      -      $3,461,312
                                                       ==========       ========      ==========



NOTE 9 - ACCOUNTS PAYABLE AND ACCRUED EXPENSES

As of June 30, 2002, the Company had the following accounts payable and accrued expenses outstanding:

                                                     June 30, 2002      December 31, 2002
                                                       ----------       -----------------
      Oil and Gas Interests                            $  529,440       $               -
      Offering Costs                                    1,057,500                       -
      Accrued Interest                                    380,342                  17,765
      Accounts Payable                                    119,779                       -
      Preferred Dividend                                   27,271                       -
      Other Accrued Expenses                               29,598                       -
                                                       ----------       -----------------
                                                       $2,143,930       $          17,765
                                                       ==========       =================

At June 30, 2002, the Company owed $295,624 and $233,816, respectively, in connection with the Hell Hole Prospect and Mississippi Prospects acquired. The Company also accrued $692,500 in offering costs owed to two unrelated parties regarding the $2.25 private placement and $365,000 to an unrelated party for a referral fee related to the February 2002 debt and equity offering.

                      CONTINENTAL SOUTHERN RESOURCES, INC.
                          (A Development Stage Entity)
              Notes to Condensed Consolidated Financial Statements


NOTE 10 - NOTES PAYABLE

In February 2002, the Company received subscription agreement commitments for an aggregate of $10,000,000, which were originally to be funded by August 5, 2003. As incentive to accelerate the funding of their commitments, the Company issued warrants to the lenders. If the lenders funded their commitments by March 7, 2002, the warrants allowed them to invest an additional aggregate $4,000,000 in the Company within 120 days of the funding, at the same terms and conditions as the initial $10,000,000 investment. The fair value of the warrants as determined by an independent valuation to be $130,000 was expensed in full upon its issuance. In February 2002 the full $10,000,000 was funded to the Company. In consideration for the funds received, the Company issued two promissory notes totaling $9,857,149, which mature on March 1, 2005 unless certain events occur which accelerate the maturity date, as defined in the promissory notes (primarily the sale of certain oil and gas interests). Interest accrues at 8% per annum. The notes are subordinated to any senior debt the Company may incur. The fair value of these two notes was determined by an independent valuation to be $8,847,000 and a corresponding discount of $1,010,149 was recorded. The discount will be amortized over the term of the note using the effective interest rate method. At June 30, 2002, $105,810 was amortized to interest expense. The effective interest rate of the note is approximately 12%. The unsecured note matures the earlier of March 1, 2005 or five business days after the date on which it sells, assigns, transfers or refinances its working interest in Louisiana State Lease No. 16141 No. 1 Well in Hell Hole Bayou, an exploration project located in Vermillion Parish, Louisiana and receives net proceeds of at least $10,000,000.

In any calendar year in which the Company has cash flow from operations in excess of $500,000, the Company will be obligated, without premium or penalty, within 90 days after the end of such calendar year, to make a principal payment on this note and any related notes held by affiliates of the lender, equal to the amount by which the Company's cash flow from operations exceeds $500,000.

Any prepayment permitted or required may only be made by the Company if such prepayment is not prohibited by any senior debt.

In addition, the Company issued the lenders 3,285,100 shares of common stock, and warrants to purchase an aggregate of 11,000,000 shares of the Company's common stock at an aggregate exercise price of $2. The common stock and warrants had an ascribed value of approximately $.10 per share. The Company issued warrants to purchase 450,000 shares of common stock, at an aggregate exercise price of $1, to a registered broker dealer as payment of a commission for the offering. All warrants issued in connection with this offering were automatically deemed exercised as of May 31, 2002, the date the Company obtained all required approvals of its shareholders to amend the Company's Articles of Incorporation to increase the authorized shares of its common stock to at least 90,000,000 shares.

On June 13, 2002, the lender exercised its warrant to invest $4,000,000 in the Company. The lender funded $1,750,000 and the lender and its designees gave the Company promissory notes in the aggregate principal amount of $2,250,000 which are payable by December 31, 2002. As consideration for the full amount of $4,000,000, the Company issued promissory notes in the aggregate principal amount of $3,942,860 to the lender and its designees and will issue the lender and its designees an aggregate of 5,714,150 shares of common stock. The common stock and note were valued at $461,200 and $3,538,800, respectively, as determined by an independent valuation. The related discount of $404,060 is being amortized over the maturity date of the loan. The amount amortized to interest expense at June 30, 2002 was approximately $6,000.

                      CONTINENTAL SOUTHERN RESOURCES, INC.
                          (A Development Stage Entity)
              Notes to Condensed Consolidated Financial Statements



NOTE 10 - NOTES PAYABLE (Continued)

In April 2002 the Company entered into a loan agreement to borrow $1,500,000 from Gemini Growth Fund, LP ("Gemini"), a Delaware limited partnership. The note is a 12% secured convertible promissory note. The note is secured by substantially all of the assets of the Company. The note matures on October 31, 2003, however the Company has the option to redeem the note at 100% of par prior to the maturity date. Gemini has the option to convert the principal amount of the note into common stock of the Company. Gemini was issued a warrant to purchase 150,000 shares of the Company's common stock as additional incentive to make the loan. The warrants expire on the earlier of April 30, 2012 or the date all of the convertible notes are converted to common stock. The initial conversion price of the note and warrant is the lesser of $2.00 or 60% of the closing bid price of the Company's common stock for the first trading session subsequent to the effective date of a reverse split of the Company's common stock, which took place on May 31, 2002. However, the conversion price was reduced to $1.60 as a result of a subsequent private offering and is subject to other adjustments according to the provisions of the note. The Company paid loan commitment and origination fees of 1% and 4%, respectively, which were recorded as loan cost of which $15,000 was amortized to interest expense as of June 30, 2002. Interest is payable in cash unless Gemini elects to have the interest paid in common stock of the Company. Repayment of the principal amount of the note has been guaranteed by a subsidiary of the Company. As described in the loan agreement, the Company is required to comply with various financial covenants. Any failure to comply with such covenants may be deemed a default on the loan by Gemini. The Company did not meet two of the financial loan covenants as of June 30, 2002, however, Gemini waived the specific covenants for six months. As a result, the Gemini loan has been classified as short-term.

Under Emerging Issues Task Force ("EITF") 00-27: Application of Issue No. 98-5 to Certain Convertible Instruments, the Company has allocated the proceeds from issuance of the convertible Gemini promissory note and warrants based on a fair value basis of each item. Consequently, the convertible Gemini promissory note was recorded with a discount of $165,000 based on the ascribed value of the warrants as determined by an independent valuation. Under EITF 00-27 the note discount for the warrant will be amortized over the period from the date of issuance to the stated maturity date of the note. During the second quarter of 2002 the Company amortized $27,500 of interest expense. An additional beneficial conversion discount of $1,335,000 was recorded since the Gemini promissory note was convertible into common shares of stock at a rate of $1.60 per share while the prevailing common stock share price was $3.10. This discount will also be amortized over the term of the loan. $222,500 of the discount was amortized as of June 30, 2002.

Under the terms of the loan agreement, the Company is required to register the resale of all shares of its common stock issuable upon conversion of the note or exercise of the warrants, within 180 days of the date of the closing of the loan. If the common stock is not fully registered by October 2002, the Company is subject to a monthly penalty of either 25,000 shares of its common stock or $10,000, at the option of the lender.

In June 2002 the Company received a loan in the principal amount of $93,000 from 1025 Investments. This note accrues interest at 8%. This note is due on demand.

In June 2002 the Company received $70,000 from IP Services. This is a non-interest bearing note, which is due on demand.

In June 2002 the Company borrowed $300,000 from a related party (see Note 14).

                      CONTINENTAL SOUTHERN RESOURCES, INC.
                          (A Development Stage Entity)
              Notes to Condensed Consolidated Financial Statements


NOTE 11 - LOSS PER SHARE

The Company uses SFAS No. 128, "Earnings Per Share" for calculating the basic and diluted loss per share. Basic loss per share is computed by dividing net loss attributable to common stockholders by the weighted average number of common shares outstanding. Diluted loss per share is computed similarly to basic loss per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if potentially dilutive common shares had been issued and if the additional common shares were dilutive. At June 30, 2002 and 2001, the Company had 1,235,714 and 0, respectively, potentially dilutive shares.


NOTE 12 - PRIVATE PLACEMENT OFFERINGS - SUBSCRIPTION RECEIVABLE/ NOTES PAYABLE

In March 2002 in a private placement offering, the Company received subscription commitments for funding an aggregate of $3,550,000 to be collected over a period of approximately twelve months. As of June 30, 2002, the Company had collected $505,000, has reduced the receivable by $53,750 for services provided by an entity affiliated with the president and had subscription receivables of $2,991,250 of which $1,146,250 was due from an entity affiliated with the president of the Company. The subscription receivables bear interest at 2.69%. An additional $600,000 was subscribed to and paid in May 2002. Concurrently with this offering the Company issued a warrant to an investor as an inducement to accelerate funding its commitment. The warrant granted the investor an option to invest an additional $550,000 in the Company, at the same terms and conditions as its initial investment within 180 days from the date it funded its original investment. The fair value of the warrant was calculated in an independent valuation to be $6,100, which was expensed upon issuance.

In exchange for the cash proceeds and subscriptions receivable, the Company issued unsecured convertible promissory notes. The Company's notes mature one year from issuance and bear interest at 8% per annum. These notes were converted to common stock and shares of Series A preferred stock on May 31, 2002 when the Company's shareholders approved the amendments to the Company's Articles of Incorporation to: increase the Company's authorized shares of common stock to 150,000,000, authorize approximately 10,000,000 shares of "blank check" preferred stock, par value $.001 per share, and the Board of Directors authorized the issuance of shares of Series A preferred stock. The original principal amount of the promissory notes converted into a number of units ("Units") equal to the original principal amount of the promissory note divided by the conversion price of $1.00 per Unit. Each Unit consisted of approximately
1.428571 fully-paid shares of common stock and approximately .9857141 fully-paid shares of Series A preferred stock. The conversion of the $4,150,000 notes resulted in the issuance of 5,928,790 of common shares and 4,090,713 of Series A preferred shares. The issuable shares of common stock relating to this conversion were 35,721 at June 30, 2002.

The Series A preferred stock provides for a cumulative $.08 per share dividend, has a liquidation preference, and is entitled to elect a majority of the Board of Directors. The preferred dividends accrued at June 30, 2002 amounted to $27,271.

NOTE 13 - STOCKHOLDERS' EQUITY

On May 31, 2002 the Company's shareholders approved the amendments to the Company's Articles of Incorporation to increase the Company's authorized shares of common stock to 150,000,000, and to authorize approximately 10,000,000 shares of "blank check" preferred stock, par value $.001 per share, and the Board of Directors authorized the designation and issuance of shares of 4,100,000 Series A preferred stock.

                      CONTINENTAL SOUTHERN RESOURCES, INC.
                          (A Development Stage Entity)
              Notes to Condensed Consolidated Financial Statements


NOTE 13 - STOCKHOLDERS' EQUITY (Continued)

In February 2002 as partial consideration for the $10,000,000 private placement, the Company issued 3,285,100 shares of common stock and warrants to purchase 11,000,000 shares of common stock with an aggregate exercise price of $2.00 valued at $875,200, which were exercised May 31, 2002. The Company issued a warrant to purchase 450,000 shares of common stock, at an aggregate exercise price of $1, to a registered broker dealer as payment of a commission for services rendered in connection with the $10,000,000 private offering. The warrants were converted into 450,000 common shares of stock on May 31, 2002. The Company recorded this non-cash item as a loan cost of $45,000 based on the ascribed value of the warrants, which was charged to interest expense. The above common stock and warrants had an ascribed value of $.02 per share.

As consideration for services rendered in connection with the acquisition of the interest in Hell Hole Bayou, the Company issued to an unrelated party a warrant to purchase 300,000 shares of the Company's common stock at an exercise price of $2.25 per share valued at $3,000. This warrant will expire on February 20, 2005. As additional consideration the Company issued a warrant to purchase 100,000 shares of the Company's common stock at an aggregate exercise price of $1.00 valued at $10,000. The warrant was automatically deemed exercised on May 31, 2002, the date the Company obtained all required approvals of its shareholders to amend the Company's Articles of Incorporation to increase the authorized shares of its common stock to 150,000,000 shares. The ascribed value of the warrants, totaling $13,000, increased the cost of the Prospect interest purchased and was a non-cash item.

In April and May 2002, the Company issued and sold mandatory convertible promissory notes in the aggregate principal amount of $3,650,000 to three accredited investors pursuant to Rule 506. The maturity date of the notes was one year from the date of the notes. The offering generated gross proceeds to the Company of $3,650,000. The Company incurred a 10% commission with respect to this offering. This commission was recorded as offering costs expensed. On May 31, 2002, the date on which the Company's shareholders approved amendments to its Articles of Incorporation to increase the Company's authorized shares of common stock to 150,000,000 shares, and effected a 1 for 5 reverse stock split of common stock shares, the Company automatically converted the principal amount of those notes into an aggregate of 2,281,250 shares of common stock.

The Company cancelled 432,000 shares of common stock, which were tendered to the Company for cancellation by a former officer of the Company.

As of May 31, 2002, upon the authorization of additional shares of common stock and preferred stock the Company converted $4,150,000 of debt into 5,893,069 shares of common stock and 4,090,713 shares of Series A preferred stock which were issued and 35,721 shares of common stock which were issuable.

Series A Preferred Stock
------------------------

The Series A Preferred Stock will pay dividends of 8% per share per annum, which are cumulative prior to any dividends on the common stock or any series of stock to be created. The holders of each share of Series A Preferred Stock will be entitled to be paid out of available funds prior to any distributions to holders of common stock, in the amount of $1.00 per outstanding share plus all accrued dividends. The outstanding Series A preferred stockholders are entitled to vote as a separate class and shall be entitled to elect a majority of the directors that constitute the board at any time. The holders of the common shares are entitled to elect the remaining directors.

                      CONTINENTAL SOUTHERN RESOURCES, INC.
                          (A Development Stage Entity)
              Notes to Condensed Consolidated Financial Statements


NOTE 13 - STOCKHOLDERS' EQUITY (Continued)

At any time after the earlier of (i) five business days after the date on which the Company sells, assigns, transfers or refinances its working interests in Louisiana State Lease No. 16141 No. 1 Well in Hell Hole Bayou, an exploration project located in Vermillion, Louisiana, and receives net proceeds equal to at least Ten Million Dollars ($10,000,000), (ii) five business days after the date on which the Company satisfies in full its obligations under those obligations in the aggregate principal amount of Ten Million Dollars ($10,000,000) which it issued to two lenders in February 2002, or (iii) the third anniversary of the initial issuance date of the Series A preferred stock, the Company may, upon approval of its Board (assuming the recusal from any such vote of all members of the Board elected by the Holders of the Series A preferred stock), redeem all or a portion of the outstanding shares of Series A preferred stock.

The redemption price per outstanding shares of Series A preferred stock shall be equal to $1.00 per share plus all accrued and unpaid dividends thereon.


NOTE 14 - RELATED PARTY TRANSACTIONS - NOT DESCRIBED ELSEWHERE/ CONCENTRATIONS

On a fully diluted basis, assuming full conversion of the secured convertible promissory note (See Note 8) and full exercise of the warrants, the Company owns approximately 23.2% of the common stock of Touchstone Resources, Ltd. Touchstone Resources, Ltd., is the parent company of Touchstone Resources USA, Inc. The Company relies upon Touchstone Resources USA, Inc. to provide it with additional reserve assessment analysis and engineering services in connection with the exploration and development of its prospects. Mark Bush, the chief executive officer of Touchstone Resources USA, Inc., manages the Company's subsidiary, Knox Miss. Partners L.P. and its general partner, Knox Miss. LLC.

The new management of the Company has provided services to the Company without compensation. In addition, an affiliate of the president provided accounting services to the Company without charge. For the three months ended March 31, 2002 the value of these services was de minimis. In accordance with the accounting treatment proscribed in the SEC Staff Accounting Bulletin Topic 5-T, the Company has commenced recording as expense an amount representing the value of these services provided. For the three months ended June 30, 2002, accounting services were valued at $15,000, for which an offsetting entry was recorded to additional paid-in capital.

In April 2002 the Company loaned a director of the Company $12,500 and received a demand promissory note bearing 12% interest.

In June 2002 the Company borrowed funds in the amount of $300,000 from an affiliate of the president of the Company. These advances have not yet been repaid.

For the three months ended June 30, 2002, two officers of the Company offset their compensation, valued at $53,750, against liabilities they owed to the Company.

                      CONTINENTAL SOUTHERN RESOURCES, INC.
                          (A Development Stage Entity)
              Notes to Condensed Consolidated Financial Statements



NOTE 15 - SUPPLEMENTARY CASH FLOW DISCLOSURES

Cash paid during the period for interest and income taxes was as follows:

                                                               June 30,
                                                           ---------------
                                                             2002    2001
                                                           -------  ------
    Interest paid                                          $27,081  $    -
                                                           =======  ======
    Income taxes paid                                      $     -  $    -
                                                           =======  ======


Non-Cash Investing and Financing Transactions
---------------------------------------------

The Company acquired various oil and gas interests of which $529,439 was due in total to one seller as of June 30, 2002.

As consideration for services rendered in connection with the Prospect and the notes payable (see Notes 6 and 13) the Company issued warrants. The value of these warrants, $13,000 and $45,000, was recorded as additional interest in the Prospect and loan costs, respectively.

The Company recorded an unrealized loss in the amount of $153,600 due to an independent valuation on the value of warrants issued in connection with the Company's investment in marketable securities.

The Company has recorded an accrual of $692,500 for offering cost related to the $2.25 per share private placement.

Loan cost of $75,000 was deducted from the proceeds of the loan from Gemini.

The Company recorded a discount on a note payable of $1,335,000 due to the beneficial conversion discount on a promissory note (see Note 11).

The Company had a total of $3,270,000 in subscriptions receivable. $53,750 of subscriptions receivable was satisfied by two officers offsetting their salaries in this amount.

The Company recorded a receivable in the amount of $2,250,000 when a lender exercised its warrant to invest $4,000,000 in the Company (see Note 11).


NOTE 16 - LIQUIDITY

The accompanying financial statements have been prepared in accordance with accounting principles generally accepted in the United States, which contemplates continuation of the Company as a going concern. The Company currently does not have an established source of revenue, but does have significant debt obligations to repay in future years. Additionally, the Company will need significant funds to acquire additional properties, to explore, produce, develop, and eventually sell the underlying natural gas and oil products under its interests. Therefore the Company will need to raise money from private placement offerings of its debt and equity securities to generate positive cash flow and provide liquidity.

The Company expects to receive AFE invoices for approximately $11,700,000 from the operator of the various Prospects over the next twelve months. Management estimates that future revenues from oil production will offset approximately $11,300,000 of the total cost. However, the timing of the revenues may not correspond to the timing of the AFE's, thereby requiring the Company to obtain other sources of funding.

                      CONTINENTAL SOUTHERN RESOURCES, INC.
                          (A Development Stage Entity)
              Notes to Condensed Consolidated Financial Statements


NOTE 16 - LIQUIDITY (Continued)

The Company expects to receive approximately an additional $6,120,000 of cash funds under private placement offerings and upon collection of subscription receivables of which $5,070,000 was received as of August 14, 2002. All of the subscription receivables are due during 2002. A majority of these additional funds are committed to cover cash flow needs and expenditures that the Company is obligated to incur under its new business plan.

If the Company is unable to obtain additional funds when they are required or the funds cannot be obtained on terms favorable to the Company, management may be required to delay, scale back or eliminate some or all of its well development programs or license third parties to develop or market products that the Company would otherwise seek to develop or market itself, or even be required to relinquish its interest in certain properties and limited partnerships.


NOTE 17 - COMMITMENTS AND CONTINGENCIES

General
-------

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

Operating Hazards and Insurance
-------------------------------

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

Potential Loss of Oil and Gas Interests/ Payments Due
-----------------------------------------------------

The Company has been notified by the operator of the Hell Hole Bayou exploration project located in Vermillion Parish, Louisiana that the Company's share of exploration and drilling costs in the next 12 months is $11,700,000. Management estimates future revenues from oil production will offset $11,300,000 of these costs. If the Company does not pay its share of future AFE invoices it may have to forfeit all of its rights in certain of its interests in the Prospect and any related profits. If one or more of the other members of the Prospect fail to pay their share of the Prospect costs, the Company may need to pay additional funds to protect its investment.

                      CONTINENTAL SOUTHERN RESOURCES, INC.
                          (A Development Stage Entity)
              Notes to Condensed Consolidated Financial Statements


NOTE 17 - COMMITMENTS AND CONTINGENCIES (Continued)

In the event current drilling efforts related to the Louisiana State Lease No. 16142 are unsuccessful the operator will have 90 additional days to commence drilling before the related drilling rights expire and revert back to the state.


NOTE 18 - SUBSEQUENT EVENTS

In July and August 2002, the Company sold 1,022,222 shares of common stock at $2.25 per share totaling $2,300,000.

In June 2002, the Company sold 100,000 shares of common stock at $2.25 per share and recorded a subscription receivable of $225,000. In July 2002, the Company collected the subscription receivable of $225,000. The Company accrued a commission fee in the amount of $692,500 related to the total $3,551,245 equity raise and issued the shares.

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

Item 2.  Management's Discussion and Analysis or Plan of Operation
------

Plan of Operations
------------------

         We are in the business of acquiring, exploring and developing domestic natural gas and oil properties. We have acquired leasehold interests in prospects located in Louisiana, Mississippi, Texas and Thailand. We intend to acquire additional ownership interests in properties located in these states as well as other traditional oil producing states in the southwestern United States. With the assistance of various third parties, we plan to explore and develop these prospects and sell on the open market any gas or oil that we discover. On a fully diluted basis, we own approximately 23.2% of the common stock of Touchstone Resources, Ltd., the parent company of Touchstone Resources USA, Inc. We will rely on Touchstone Resources USA, Inc. to assist and advise us regarding the identification and leasing of properties on favorable terms. We will also rely upon Touchstone Resources USA, Inc. to provide us with additional reserve assessment analysis and engineering services in connection with the exploration and development of our prospects. We will also rely on SKH Management, L.P. to provide us with technical support including geological, geophysical, chemical and other evaluation services. With regards to our Mississippi prospects, through our subsidiary, Knox Miss. Partners, L.P., we have entered into joint ventures with SK Exploration, Inc. and SK Energy Partners II, L.P., both affiliates of SKH Management, L.P. Each of SKH Management, L.P. and Touchstone Resources USA, Inc. has a significant level of experience in exploring and developing gas and oil properties in the regions where our prospects are located. Our subsidiary, PHT Partners, L.P., acquired an ownership interest in APICO, LLC. APICO's primary business is to farm-in certain concessions in the Phu Horm Gas Field Project located in the Kingdom of Thailand and controlled by Amereda Hess (Thailand) Limited. Our subsidiary, CSR-WAHA Partners, L.P., owns leasehold interests in the Waha/Lockridge Oil and Gas Prospect located in Reeves County, Texas.

         We will also rely upon various third parties who will be responsible for drilling wells, delivering any gas or oil reserves which are discovered through pipelines to the ultimate purchasers and assisting us in the negotiation of all sales contracts with such purchasing parties. We intend to serve, either directly or through our subsidiaries, as operators or joint operators at certain of our domestic properties. We intend to play an active role in evaluating prospects, and to provide financial and other management functions with respect to the operations at each of our properties. As we intend to subcontract the performance of substantially all of the physical operations at our properties, we do not anticipate incurring a substantial amount of expenses related to the purchase of plant, machinery or equipment in connection with the exploration and development of our properties. Similarly, we do not anticipate any substantial increase in the number of persons which we employ.

         We have received substantially all of our working capital from private placement offerings of our securities which we have completed in 2002. We have used these funds to acquire leasehold interests in prospects located in Louisiana, Mississippi, Texas and Thailand and to purchase our investment in Touchstone Resources, Ltd. We believe that our projected revenues from operations and our collections of subscriptions receivable will be sufficient to satisfy our cash requirements for the next twelve months, including budgeted expenses for our existing leasehold interests. However, since we estimate that we will incur approximately $11,700,000 in expenditures related to the development of our leasehold interests in Louisiana, Mississippi, Texas and Thailand prospects, and will incur additional general and administrative expenses over the next twelve months, we will be required to raise additional funds through offerings of our securities in order to have the funds necessary to develop these prospects and continue our operations if we do not generate revenues at the same pace that we receive authorizations for expenditures from the operators of our prospects. Furthermore, in the event that we locate additional prospects for acquisition, receive authorizations for expenditures from the operators at our prospects in excess of budgeted amounts, or experience cost overruns at our prospects, we will be required to raise funds through additional offerings of our securities in order to have the funds necessary to complete these acquisitions and continue our operations.

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

                           PART II. OTHER INFORMATION

Item 2.  Changes in Securities and Use of Proceeds
------

         On May 31, 2002, our shareholders approved amendments to our Articles of Incorporation to (i) increase our authorized shares of common stock to 150,000,000 shares of common stock and (ii) to authorize 10,000,000 shares of preferred stock. Our shareholders also approved a 1-for-5 reverse split of our common stock. In addition, our Board of Directors authorized the issuance of 4,100,000 shares of Series A Preferred Stock. The following disclosure gives full effect to each of these actions.

         In February 2002, we issued and sold (i) promissory notes in the aggregate principal amount of $9,857,149, and (ii) 14,285,100 shares of our common stock to two accredited investors pursuant to Rule 506 promulgated under the Securities Act of 1933, as amended ("Rule 506"). We received gross proceeds from this offering of $10,000,000. We issued 450,000 shares of our common stock to a registered broker dealer as payment of a commission for this offering. In June and August 2002, we issued an aggregate of 5,714,150 shares of our common stock and promissory notes in the aggregate principal amount of $3,942,860 to these investors and their designees pursuant to the exercise of an option that was granted on the date that we received full payment of the purchase price for the February 2002 transaction. We received gross proceeds from this offering of $1,750,000 and subscriptions receivable of $2,250,000. We did not pay any commissions with respect to this offering. This private placement offering was also completed pursuant to Rule 506.

         In March and May 2002, we issued and sold an aggregate of 5,928,797 shares of our common stock and 4,090,713 shares of our Series A Preferred Stock to seven accredited investors. We received gross proceeds from this offering of $4,150,000, of which we have collected $1,305,000 through July 31, 2002 and $2,845,000 has been tendered to us in the form of promissory notes from the purchasers. We did not pay any commissions with respect to this offering. In addition, in order to induce an investor in this offering to fully fund its investment on a timely basis, we granted this investor the right, for a period of 180 days from the date on which it satisfies its subscription obligation, to make an additional investment of $550,000 on the same terms and conditions as this offering.

         In April 2002, we issued a 12% secured convertible promissory note in the principal amount of $1,500,000 with a maturity date of October 31, 2003 and warrants to purchase 150,000 shares of our common stock at an exercise price of $2.00 per share to Gemini Growth Fund, L.P., an accredited investor. Our obligation to repay the secured convertible promissory note is secured by a first priority lien granted to Gemini Growth Fund, L.P. covering substantially all of our assets. Gemini Growth Fund, L.P. has the option to convert the entire principal amount of the secured convertible promissory note, plus all accrued interest thereon, into shares of our common stock at a conversion price of $2.00 per share. The conversion price of the secured convertible promissory note and the exercise price of the warrants is subject to reduction in the event of standard antidilution events, such as stock splits, combinations or reclassifications, as well as reduction in the event of any sales of our securities at a purchase price of less than $2.00 per share. The conversion price of the secured convertible promissory note and the exercise price of the warrants were each reduced to $1.60 per share as a result of subsequent securities offerings. A loan commitment fee of $15,000 (1% of the principal amount of the note) and an origination fee of $60,000 (4% of the principal amount of the note) were deducted from the proceeds of this loan. This private placement offering was completed pursuant to Section 4(2) of the Securities Act of 1933.

         In April and May 2002, we sold 2,281,250 shares of our common stock to three accredited investors at a price of $1.60 per share. We received gross proceeds from this offering of $3,650,000. We paid commissions of $365,000 to a registered broker dealer with respect to this offering. This private placement offering was completed pursuant to Rule 506.

         In June, July and August 2002, we sold 1,578,331 shares of our common stock to twelve accredited investors at a price of $2.25 per share. We received gross proceeds from this offering of $3,551,245. We paid aggregate commissions of $692,500 to two registered broker dealers with respect to this offering. This private placement offering was completed pursuant to Rule 506.

Item 4.  Submission of Matters to a Vote of Security Holders
------

         We held our Annual Meeting of Stockholders on May 31, 2002 in Bala Cynwyd, Pennsylvania. Of the 22,505,500 outstanding shares of our common stock as of the record date, 19,680,000 shares were present or represented by proxy at the meeting. The following actions were voted upon:

(a) A proposal to elect the following directors to serve for a term ending upon the 2003 Annual Meeting of Stockholders or until their successors are elected and qualified:

         Director                   Votes For                 Votes Withheld
         --------                   ---------                 --------------

Stephen P. Harrington               19,680,000                         0

Gerald T. Harrington                19,680,000                         0

John B. Connally, III               19,680,000                         0

(b) A proposal to ratify the appointment of LJ Soldinger Associates, independent certified public accountants, as our auditors for the fiscal year ending December 31, 2002:

        Votes For        Votes Against    Votes Abstained    Broker Non-Votes
        ---------        -------------    ---------------    ----------------

        19,680,000             0                0                  0

(c) A proposal to amend our Articles of Incorporation to (i) change our name from Expressions Graphics, Inc. to Continental Southern Resources, Inc.; (ii) to increase the number of authorized shares of our common stock from 25,000,000 shares to 150,000,000 shares; and (iii) to authorize 10,000,000 shares of "blank check" preferred stock, $.01 par value per share.

        Votes For        Votes Against    Votes Abstained    Broker Non-Votes
        ---------        -------------    ---------------    ----------------

        19,680,000             0                0                   0

(d) A proposal to consider, approve and ratify a 1-for-5 reverse split of our issued and outstanding common stock:

        Votes For        Votes Against    Votes Abstained    Broker Non-Votes
        ---------        -------------    ---------------    ----------------

        19,680,000             0                0                   0

Item 6.  Exhibits and Reports on Form 8-K
------

(a)      The following exhibits are included herein:

         Exhibit
         Number        Document
         ------        --------
           3.1         Amended and Restated Articles of Incorporation.

           3.2 Bylaws (incorporated by reference to Exhibit 3.2 of our Form SB-1, Registration Number 333-38976).

           4.1 Instruments defining rights of security holders (incorporated by reference to Article IV of the Articles of Incorporation and Article I, Section 5 of the By-Laws in Exhibit 3.1 of our Form SB-1, Registration Number 333-38976).

         Exhibit
         Number        Document
         ------        --------
           3.1         Amended and Restated Articles of Incorporation.

           4.2 Promissory Note in the principal amount of $7,885,720 dated February 13, 2002 issued to Lancer Offshore, Inc. (incorporated by reference to Exhibit 4.2 of our Quarterly Report on Form 10-QSB for the Quarter Ended March 31, 2002).

           4.3 Promissory Note in the principal amount of $1,971,429 dated February 13, 2002 issued to Michael Lauer. (incorporated by reference to Exhibit 4.3 of our Quarterly Report on Form 10-QSB for the Quarter Ended March 31, 2002).

           4.4 Promissory Note in the principal amount of $2,464,287 dated June 13, 2002 issued to Lancer Offshore, Inc.

           4.5 12% Secured Convertible Promissory Note in the principal amount of $1,500,000 issued to Gemini Growth Fund, L.P.

           4.6 Warrants to purchase 750,000 shares of common stock issued to Gemini Growth Fund, L.P. in April 2002.

           10.1 Exploration Agreement dated March 23, 2002 by and between SK Exploration, Inc. and Knox Miss. Partners, L.P. (incorporated by reference to Exhibit 10.1 of our Current Report on Form 8-K dated April 8, 2002).

           10.2 Exploration Agreement dated March 23, 2002 by and between SKH Energy Partners II, L.P. and Knox Miss. Partners, L.P. (incorporated by reference to Exhibit 10.2 of our Current Report on Form 8-K dated April 8, 2002).

           10.3 Loan Agreement dated April 5, 2002 by and between Expressions Graphics, Inc. and Gemini Growth Fund, L.P.

           10.4 Security Agreement dated April 5, 2002 issued to Gemini Growth Fund, L.P.


(b) We filed the following Current Report on Form 8-K during the three month period ended June 30, 2002:

                  (i)      Current Report on Form 8-K, dated April 8, 2002.

                           We filed the foregoing Current Report on Form 8-K reporting our acquisition of the sole limited partnership interests of Knox Miss. Partners, L.P. as well as the Exploration Agreements which Knox Miss. Partners, L.P. entered into with SK Exploration, Inc. and SKH Energy Partners II, L.P. covering the Livingston Transform Area and the Longview and Osborn Prospects, respectively.

                                   SIGNATURES

              Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                            CONTINENTAL SOUTHERN RESOURCES, INC.


     Date: August 19, 2002                  /s/ Stephen P. Harrington
                                            ------------------------------------
                                            Stephen P. Harrington
                                            President

                                  EXHIBIT INDEX
                                  -------------

           3.1         Amended and Restated Articles of Incorporation.

           4.4 Promissory Note in the principal amount of $2,464,287 dated June 13, 2002 issued to Lancer Offshore, Inc.

           4.5 12% Secured Convertible Promissory Note in the principal amount of $1,500,000 issued to Gemini Growth Fund, L.P.

           4.6 Warrants to purchase 750,000 shares of common stock issued to Gemini Growth Fund, L.P. in April 2002.

           10.3 Loan Agreement dated April 5, 2002 by and between Expressions Graphics, Inc. and Gemini Growth Fund, L.P.

           10.4 Security Agreement dated April 5, 2002 issued to Gemini Growth Fund, L.P.