Form 10QSB
period 2002-09-30
CONTINENTAL SOUTHERN RESOURCES  INC
filed 2002-11-19
CIK 1112412

SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549
                                   FORM 10-QSB
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
               For the Quarterly period ending September 30, 2002
                                       OR
[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                   For the transition period from           to

                          Commission File No. 000-33439

                      CONTINENTAL SOUTHERN RESOURCES, INC.
                      ------------------------------------
          (Name of Small Business Issuer as SPECIFIED in Its Charter)

          NEVADA                                          88-0448389
---------------------------------------  ---------------------------------------
(State or other jurisdiction                   (IRS Employer Identification No.)
of Incorporation or Organization)


111 PRESIDENTIAL BOULEVARD, SUITE 158A
          BALA CYNWYD, PA                                19004
---------------------------------------  ---------------------------------------
(Address of principal executive offices)               (Zip Code)


                                   (610) 771- 0680
                 ----------------------------------------------------
                   (Issuer's Telephone Number, including Area Code)

    APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS DURING THE
                              PRECEDING FIVE YEARS

  Check whether the registrant filed all documents and reports required to be filed by Section 12,13, or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court.
YES  [ ]     NO  [  ]

                      APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate by check whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filings requirements for the
past  90  days.  YES  [X]     NO  [  ]

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

There were 31,699,834 issued and outstanding shares of the registrant's common stock, par value $.001 per share, at November 15, 2002.

Transitional Small Business Disclosure Format (check one):
YES  [  ]     NO  [X]

                      CONTINENTAL SOUTHERN RESOURCES, INC.
                      ------------------------------------
                                      INDEX
                                      -----

<BTB>

                                                                                                  Page
                                                                                                  ----

Part  I.  Financial  Information


          Item  1.  Financial  Statements
                    Condensed  Consolidated  Balance  Sheets  at  September  30,  2002
                    (unaudited)  and  December  31,  2001                                             3

                    Condensed Consolidated Statements of Operations - (unaudited)                     4

                    Condensed Consolidated Statement of Stockholders' Equity - (unaudited)            5

                    Condensed Consolidated Statements of Cash Flows (unaudited)                       9

                    Notes to Condensed Consolidated Financial Statements                             10

          Item 2.   Management's Discussion and Analysis                                                             29

          Item 3.   Controls and Procedures                                                          31

Part  II.  Other  Information

          Item 2.   Changes in Securities and Use of Proceeds                                        32

          Item 6.   Exhibits and Reports on Form 8-K                                                 33


                                     PART I
                              FINANCIAL INFORMATION

ITEM  1.  FINANCIAL  STATEMENTS

                      CONTINENTAL SOUTHERN RESOURCES, INC.
                          (A DEVELOPMENT STAGE ENTITY)
                      Condensed Consolidated Balance Sheets
                                   (Unaudited)
                                     ASSETS
                                     ------

                                                                             September 30, December 31,
                                                                                 2002          2001
                                                                             ------------  -----------
                                                                              (Unaudited)   (Audited)
Current Assets
 Cash and cash equivalents                                                    $    44,621    $  39,318
 Notes receivable related party                                                   757,500            -
 Other receivables                                                                209,076            -
 Prepaid expenses                                                                  60,000        5,150
 Marketable securities - current                                                  623,871            -
                                                                             ------------  -----------
Total Current Assets                                                            1,695,068       44,468
                                                                             ============  ===========

 Oil and Gas Properties
 Costs not being amortized                                                     18,766,432            -
 Marketable securities - noncurrent                                             3,556,233            -
 Limited Partnership Interest                                                   1,200,000            -
 Property and Equipment, net                                                            -        9,569
                                                                             ------------  -----------
                                                                              $25,217,733    $  54,037
                                                                             ============  ===========

                      LIABILITIES AND STOCKHOLDERS' EQUITY
                     -------------------------------------
Current Liabilities
 Accounts payable and accrued expenses                                        $ 1,134,516    $  17,765
 Payables for oil and gas interest                                              1,391,446            -
 Note payable related party                                                       250,000            -
 Notes payable                                                                    500,000            -
                                                                             ------------  -----------
Total Current Liabilities                                                       3,275,692       17,765

Notes Payable                                                                  9,026,373             -
                                                                             ------------  -----------
Total Liabilities                                                             12,302,335        17,765
                                                                             ------------  -----------
Minority Interest                                                                 88,846             -
                                                                             ------------  -----------
Commitments and Contingencies

Stockholders' Equity
Preferred stock, Series A; $.001 par value; authorized - 9,500,000 shares;
 issued and outstanding4,090,713 shares at 2002 and 0 at 2001
 (Liquidation preference: $ 4,199,799)                                            4,091             -

Preferred stock, Series B; $.001 par value; authorized - 500,000 shares;
 44,856 shares at 2002 and 0 at 2001 (Liquidation preference: $4,488,522)            45             -
Common stock; $.001 par value; authorized - 150,000,000 shares; issued and outstanding - 31,699,834 shares at 2002 and 1,648,000 shares at
 2001 and 940,714 shares issuable at 2002                                         32,641         1,648

Additional paid-in capital                                                    19,387,757       151,352
Less stock subscription receivables                                           (2,620,000)            -
Less stock subscription receivable - related party                            (1,256,250)            -
Accumulated other comprehensive loss                                            (245,573)            -
Deficit accumulated during the development stage                              (2,476,159)     (116,728)
                                                                             ------------  -----------
Total Stockholders' Equity                                                    12,826,552        36,272
                                                                             ------------  -----------
                                                                             $25,217,733     $  54,037
                                                                             ============  ===========


                  See notes to condensed financial statements.

                      CONTINENTAL SOUTHERN RESOURCES, INC.
                          (A DEVELOPMENT STAGE ENTITY)
                 Condensed Consolidated Statements of Operations
                                   (Unaudited)






                                                                                          January 13, 2000
                                             Three Months             Nine Months         (Inception) to
                                          Ended September 30,      Ended September 30,   Ended September 30,
                                          2002       2001          2002        2001            2002
                                      -----------   ----------   ------------  ----------   -----------

Revenues                              $    16,142   $        -   $    16,142   $      240   $    16,532
Expenses
  Operating Expenses                       12,910            -        12,910            -        12,910
  General and Administrative Expenses     277,936       15,377       959,626       44,974     1,076,744
                                      -----------   ----------   ------------  ----------   -----------
Total Expenses                            290,846       15,377       972,536       44,974     1,089,654
                                      -----------   ----------   ------------  ----------   -----------
Loss From Operations                     (274,704)     (15,377)     (956,394)     (44,734)   (1,073,122)
                                      -----------   ----------   ------------  ----------   -----------
Other (Income) Expense
  Interest income                        (229,717)           -      (390,423)           -      (390,423)
  Interest expense                        492,649            -     1,682,400            -     1,682,400
                                      -----------   ----------   ------------  ----------   -----------
Total Other Expense                       262,932            -     1,291,977            -     1,291,977
                                      -----------   ----------   ------------  ----------   -----------
Loss Before Minority Interest            (537,636)     (15,377)   (2,248,371)     (44,734)   (2,365,099)

Minority Interest                             897            -           979            -           979
                                      -----------   ----------   ------------  ----------   -----------
Net Loss                              $  (536,739)  $  (15,377)  $(2,247,392)  $  (44,734)  $(2,364,120)
                                      -----------   ----------   ------------  ----------   -----------
Preferred Stock Dividends                  84,768            -       112,039            -       112,039
                                      -----------   ----------   ------------  ----------   -----------
Net Loss to Common Stockholders       $  (621,507)  $  (15,377)  $(2,359,431)  $  (44,734)  $(2,476,159)
                                      ===========   ==========   ============  ===========  ============
Net Loss Per Common Share -
  Basic and Diluted                   $     (0.02)  $    (0.01)  $     (0.15)  $    (0.04)
                                      ===========   ==========   ============  ===========

Weighted Average Number of
 Common Shares Outstanding -
  Basic and Diluted                    31,414,338    1,780,071    16,240,588    1,062,167
                                      ===========   ==========   ============  ===========


                  See notes to condensed financial statements.

                      CONTINENTAL SOUTHERN RESOURCES, INC.
                          (A DEVELOPMENT STAGE ENTITY)
            Condensed Consolidated Statement of Stockholders' Equity
                                   (Unaudited)






                                         Preferred Stock - A      Preferred Stock - B      Common Stock
                                        --------------------     --------------------   --------------------
                                          Shares     Amount        Shares     Amount      Shares     Amount
                                        ---------  ---------     ---------  ---------   ---------  ---------

Balance at January 13, 2000
(Date of Inception)                             -  $       -             -  $      -      -        $       -

Issuance of common stock for
 services at $0.063 per share on:
 March 13, 2000                                  -         -             -         -     320,000         320
 April 12, 2000                                  -         -             -         -      16,000          16

Issuance of common stock for cash
 at $0.063 per share on:
 March 13, 2000                                  -         -             -         -     112,000         112

Services contributed by stockholders             -         -             -         -           -           -

Net loss                                         -         -             -         -           -           -
                                        ---------  ---------     ---------  ---------   ---------  ---------
Balances at December 31, 2000                    -         -             -         -     448,000         448
                                        ---------  ---------     ---------  ---------   ---------  ---------

Issuance of common stock for cash at
 0.063 per share on:
 Various dates                                   -         -             -         -   1,200,000       1,200

Services contributed by stockholders             -         -             -         -           -           -

Net loss                                         -         -             -         -           -           -
                                        ---------  ---------     ---------  ---------   ---------  ---------
Balance at December 31, 2001                     -         -             -         -   1,648,000       1,648
                                        ---------  ---------     ---------  ---------   ---------  ---------
Issued common stock at approximately
0.085 per share in February 2002                 -         -             -         -   3,285,100       3,285

Issuance of warrants in February 2002
 valued at $0.01 - $0.085 to purchase
 11,850,000 shares of common stock               -         -             -         -           -           -

May 31, 2002 automatic conversion of
 11,450,000 warrants                             -         -             -         -  11,450,000      11,450

Issuance of common stock at $0.085
 per share June 2002                             -         -             -         -   5,714,150       5,714
                                        ---------  ---------     ---------  ---------   ---------  ---------

Carryforward                                     -         -             -         -  22,097,250      22,097
                                        ---------  ---------     ---------  ---------   ---------  ---------

                  See notes to condensed financial statements.

                      CONTINENTAL SOUTHERN RESOURCES, INC.
                          (A DEVELOPMENT STAGE ENTITY)
            Condensed Consolidated Statement of Stockholders' Equity
                                   (Unaudited)



                                                                              Deficit
                                                                Accumulated   Accumulated
                                       Additional  Stock        Other         During the   Total          Total
                                       Paid-In     Subscription Comprehensive Development  Stockholders'  Comprehensive
                                       Capital     Receivable   Loss          Stage        Equity          Loss
                                       ---------   ----------   ----------    ---------    ----------    --------------

Balance at January 13, 2000
(Date of Inception)                    $       -   $        -   $        -    $       -    $        -

Issuance of common stock for
services at $0.063 per share on

March 13, 2000                            19,680            -            -            -        20,000
April 12, 2000                               984            -               -            -         1,000

Issuance of common stock for cash
at $0.063 per share on:
March 13, 2000                             6,888            -            -            -        7,000

Services contributed by stockholders      20,000            -            -             -       20,000

Net loss                                       -            -            -      (49,184)     (49,184)
                                       ---------   ----------   ----------     ---------    ---------
Balances at December 31, 2000             47,552            -            -      (49,184)      (1,184)
                                       ---------   ----------   ----------     ---------    ---------
Issuance of common stock
for cash at $0.063 per share on:
Various dates                             73,800            -            -            -       75,000

Services contributed by stockholders      30,000            -            -             -       30,000

Net loss                                       -            -               -       (67,544)     (67,544)
                                       ---------   ----------   ----------     ----------    ---------
Balance at December 31, 2001             151,352            -            -       (116,728)      36,272
                                       ---------   ----------   ----------     ----------    ---------
Issued common stock at
 approximately $0.085 per share
 in February 2002                        274,515            -            -             -      277,800

Issuance of warrants in February 2002
 valued at $0.01 - $0.085 to purchase
 11,850,000 shares of common stock       933,200            -            -             -      933,200

May 31, 2002 automatic conversion
 of 11,450,000 warrants                  (11,450)           -               -             -           -

Issuance of common stock at $0.08
 per share June 2002                     455,486            -            -             -     461,200
                                       ---------   ----------   ----------    ----------   ----------
Carryforward                           1,803,103            -            -      (116,728)  1,708,472
                                       ---------   ----------   ----------    ----------   ----------


                  See notes to condensed financial statements.

                      CONTINENTAL SOUTHERN RESOURCES, INC.
                          (A DEVELOPMENT STAGE ENTITY)
            Condensed Consolidated Statement of Stockholders' Equity
                                   (Unaudited)



                                         Preferred Stock - A      Preferred Stock - B      Common Stock
                                        --------------------     --------------------   --------------------
                                          Shares     Amount        Shares     Amount      Shares     Amount
                                        ---------  ---------     ---------  ---------   ---------  ---------
Carryforward                                    -  $       -             -  $       -  22,097,250    $22,097

Cancellation of shares returned by a
 former officer                                 -          -             -          -    (432,000)      (432)

Conversion of 100,000 warrants issued
 for consulting services                        -          -             -          -     100,000        100

Issuance of warrants in February - March
 2002 valued at $136,100 to purchase
 6,499,713 shares of common stock
 and 539,000 shares of preferred stock          -          -             -          -           -          -

Conversion of notes payable into
 1.428571 shares of common and
 .9857141 shares of Series A preferred
 stock per $1 unit of convertible note
 at May 31, 2002                        4,090,713      4,091             -          -   5,928,790      5,928

Stock subscription receivable                   -          -             -          -           -          -

Stock subscription receivable - related
 party                                          -          -             -          -           -          -

Conversion of note payable at $1.60 per
 share at May 31, 2002                          -          -             -          -   2,281,250      2,282

Issuance of common stock for interest on:
 May 31, 2002                                   -          -             -          -       2,206          2

Issuance of common stock at $2.25 per
 share in June 2002                             -          -             -          -     711,108        712

Offering costs related to $2.25 offering        -          -             -          -           -          -

Issuance of warrants valued at $1.10 to
 purchase 150,000 shares of common
 stock as additional consideration
 for the April 2002 $1,500,000
 private placement                              -          -             -          -           -          -

Beneficial conversion feature on
 1,500,000 convertible debt                     -          -             -          -           -          -

Contributed services by officer                 -          -             -          -           -          -
                                        ---------  ---------     ---------  ---------   ---------  ---------
Carry forward                           4,090,713      4,091                 -          -  30,688,604     30,689
                                        ---------  ---------     ---------  ---------   ---------  ---------


                  See notes to condensed financial statements.

                      CONTINENTAL SOUTHERN RESOURCES, INC.
                          (A DEVELOPMENT STAGE ENTITY)
            Condensed Consolidated Statement of Stockholders' Equity
                                   (Unaudited)



                                                                                          Deficit
                                                                            Accumulated   Accumulated
                                                   Additional  Stock        Other         During the   Total          Total
                                                   Paid-In     Subscription Comprehensive Development  Stockholders'  Comprehensive
                                                   Capital     Receivable   Loss          Stage        Equity          Loss
                                                  ---------   ----------   ----------    ---------    ----------    --------------
Carryforward                                    $  1,803,103  $       -    $       -    $ (116,728)   $1,708,472
Cancellation of shares returned by a former
 officer                                                 432          -            -             -             -

Conversion of 100,000 warrants issued for
 consulting services                                    (100)         -            -             -             -

Issuance of warrants in February - March
 2002 valued at $136,100 to purchase
 6,499,713 shares of common stock and
 539,000 shares of preferred stock                   136,100          -            -             -       136,100

Conversion of notes payable into 1.428571
 shares of common and . 9857141 shares
 of Series A preferred stock per $1 unit of
 convertible note at May 31, 2002                  4,139,981          -            -             -     4,150,000

Stock subscription receivable                              - (2,620,000)           -             -    (2,620,000)

Stock subscription receivable - related party              - (1,256,250)              -             -    (1,256,250)

Conversion of note payable at $1.60 per
 share at May 31, 2002                             3,647,718          -            -             -     3,650,000

Issuance of common stock for interest on:
 May 31, 2002                                         13,223          -            -             -        13,225

Issuance of common stock at $2.25 per
 share in June 2002                                1,599,288          -            -             -     1,600,000

Offering costs related to $2.25 offering            (772,850)         -            -              -      (772,850)

Issuance of warrants valued at $1.10 to
 purchase 150,000 shares of common
 stock as additional consideration for the
 April 2002 $1,500,000 private placement             165,000          -            -              -       165,000

Beneficial conversion feature on
 1,500,000 convertible debt                        1,335,000          -            -              -     1,335,000

Contributed services by officer                       30,000          -               -              -        30,000
                                                  ---------- -----------   ----------    ---------   ----------    --------------
Carry forward                                     12,096,895 (3,876,250)           -       (116,728)    8,138,697
                                                  ---------- -----------   ----------    ---------   ----------    --------------

                  See notes to condensed financial statements.

                      CONTINENTAL SOUTHERN RESOURCES, INC.
                          (A DEVELOPMENT STAGE ENTITY)
            Condensed Consolidated Statement of Stockholders' Equity
                                   (Unaudited)


                                         Preferred Stock - A      Preferred Stock - B        Common Stock
                                        --------------------     --------------------   ----------------------
                                          Shares     Amount        Shares     Amount       Shares     Amount
                                        ---------  ---------     ---------  ---------   -----------  ---------


Carryforward                            4,090,713  $   4,091             -  $       -   30,688,604    $ 30,689


Issuance of common stock at $2.25 per
 share in July 2002                             -          -             -          -   1,027,230        1,027

Issuable common stock at $2.25 per
 share in July 2002                             -          -             -            -     155,000          155

Issuance of warrants to purchase 100,000
 shares of common stock for investment
 banking fee related to the Waha/
 Lockridge interest acquisition in
 August 2002                                     -         -             -          -           -            -

Cancellation of shares                           -         -             -          -     (16,000)         (16)

Conversion of notes payable at $100 per
 share on September 27, 2002                     -         -        39,429         40           -            -

Conversion of notes payable into
 1.428571 shares of common and
 0.009867 shares of Series B preferred
 stock per $1 unit of convertible  note on
 September 30, 2002 of which 785,714 are
 issuable                                        -         -         5,427           5     785,714          786

Preferred stock dividend                         -         -             -           -           -            -


COMPREHENSIVE LOSS

Net Loss
                                        ---------  ---------     ---------  ---------   -----------  ---------
Unrealized gain (loss) on available-for-
 sale securities
                                        ---------  ---------     ---------  ---------   -----------  ---------
   Total Comprehensive Loss

Balance, September 30, 2002             4,090,713  $   4,091        44,856  $      45    32,640,548  $  32,641
                                        =========  =========     =========  =========   ===========  =========

                  See notes to condensed financial statements.

                      CONTINENTAL SOUTHERN RESOURCES, INC.
                          (A DEVELOPMENT STAGE ENTITY)
            Condensed Consolidated Statement of Stockholders' Equity
                                   (Unaudited)

                                                                                          Deficit
                                                                            Accumulated   Accumulated
                                                   Additional  Stock        Other         During the   Total          Total
                                                   Paid-In     Subscription Comprehensive Development  Stockholders'  Comprehensive
                                                   Capital     Receivable   Loss          Stage        Equity          Loss
                                                  ---------   ----------   ----------    ---------    ----------    --------------

Carryforward                                    $12,096,895  $(3,876,250)  $        -      $(116,728)    $8,138,697

Issuance of common stock at $2.25 per
 share in July 2002                               2,310,223            -            -              -      2,311,250

Issuable common stock at $2.25 per
 share in July 2002                                 348,595            -            -              -        348,750

Issuance of warrants to purchase 100,000
 shares of common stock for investment
 banking fee related to the Waha/
 Lockridge interest acquisition in
 August 2002                                        140,000             -            -             -        140,000

Cancellation of shares                                   16             -            -             -              -

Conversion of notes payable at $100 per
 share on September 27, 2002                      3,942,819             -            -             -      3,942,859

Conversion of notes payable into
 1.428571 shares of common and
 .009867 shares of Series B preferred
 stock per $1 unit of convertible  note on
 September 30, 2002 of which 785,714 are
 issuable                                          549,209             -             -             -        550,000

Preferred stock dividend                                  -             -             -      (112,039)      (112,039)


COMPREHENSIVE LOSS

Net Loss                                                                                  (2,247,392)    (2,247,392)    (2,247,392)

Unrealized gain (loss) on available-for-
 sale securities                                                              (245,573)                    (245,573)      (245,573)
                                               -----------   ------------  ------------  ------------   ------------   ------------
Total Comprehensive Loss                                                                                               $(2,492,965)
                                                                                                                       ============
 Balance, September 30, 2002                   $19,387,757   $(3,876,250)  $  (245,573)  $(2,476,159)    $12,826,552
                                               ===========   ============  ============  ============   ============

                  See notes to condensed financial statements.

                      CONTINENTAL SOUTHERN RESOURCES, INC.
                          (A DEVELOPMENT STAGE ENTITY)
                 Condensed Consolidated Statements of Cash Flows
                                   (Unaudited)



                                                                                        January 13, 2000
                                                              Nine Months Ended          (Inception) to
                                                                 September 30,            September 30,
                                                             2002             2001           2002
                                                      ---------------   ---------------  -------------
Cash Flows from Operating Activities
 Net loss                                              $   (2,247,392)  $      (44,734)  $ (2,364,120)
 Adjustments to reconcile net loss to net cash
  used in operating activities
   Minority interest                                           88,846                -         88,846
   Shares issued for services rendered                              -                -         21,000
   Collection incentives                                      136,100                -        136,100
   Contributed services                                       149,189           22,500        199,189
   Depreciation and amortization                                9,569              365         10,207
   Amortization of discount on marketable securities         (171,642)               -       (171,642)
   Amortization of discount on note payable                 1,158,433                -      1,158,433
   Interest expense paid by stock issuance                     13,225                -         13,225
 Changes in assets and liabilities
   (Increase) Decrease in assets
    Accounts receivable                                             -             (258)             -
    Other receivables                                        (209,515)               -       (209,515)
    Prepaid expenses                                            5,150             (385)             -
  Increase (Decrease) in liabilities
    Accounts payable and accrued expenses                     736,694           (2,010)       754,364
                                                      ---------------   ---------------  -------------

Net Cash Used in Operating Activities                        (331,438)         (24,522)      (363,913)
                                                      ---------------   ---------------  -------------
Cash Flows From Investing Activities
    Notes receivable                                         (757,500)               -       (757,500)
    Purchases of oil and gas interests                    (17,023,224)               -    (17,023,224)
    Investment in Limited Partnership                      (1,200,000)               -     (1,200,000)
    Purchase of marketable securities                      (4,254,035)               -     (4,254,035)
    Purchases of equipment                                          -          (10,207)       (10,207)
                                                      ---------------   ---------------  -------------
Net Cash Used in Investing Activities                     (23,234,759)         (10,207)   (23,244,966)
                                                      ---------------   ---------------  -------------
Cash Flows From Financing Activities
    Advances from stockholder                                 250,000            1,000        250,000
    Proceeds from borrowings                               10,107,000                -     10,107,000
    Loan costs                                                (15,000)               -        (15,000)
    Proceeds from common and preferred stock issued and
     issuable                                              13,229,500           75,000     13,311,500
                                                      ---------------   ---------------  -------------
Net Cash Provided by Financing Activities                  23,571,500           76,000     23,653,500
                                                      ---------------   ---------------  -------------
Net Increase (Decrease) in Cash and Cash Equivalents            5,303           41,271         44,621

Cash and Cash Equivalents, Beginning of Period                 39,318            1,054              -
                                                      ---------------   ---------------  -------------
Cash and Cash Equivalents, End of Period              $        44,621   $       42,325   $     44,621
                                                      ===============   ===============  =============

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


NOTE  2  -  DESCRIPTION  OF  BUSINESS

On February 18, 2002, the Company, formerly known as Expressions Graphics, Inc., experienced a change in management when all of its directors and officers resigned from their positions and the stockholders appointed new officers and directors. The Company's new management implemented a new business plan and completed a series of material transactions and the Company became engaged in the business of acquiring, exploring, developing and producing domestic natural gas and oil properties.


NOTE  3  -  SUMMARY  OF  SIGNIFICANT  ACCOUNTING  POLICIES  ADOPTED  IN  2002

Consolidated  Financial  Statements
-----------------------------------

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

Oil  and  Gas  Accounting
-------------------------

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

Capitalized  Interest
---------------------

The Company capitalizes interest on expenditures for significant exploration and development projects while activities are in progress to bring the assets to their intended use.

Financial  Instruments
----------------------

The carrying amounts reflected in the consolidated balance sheet for cash and equivalents, short-term receivables and short-term payables approximate their fair value due to the short maturity of the instruments. The carrying value of the investment in equity securities approximates fair value based on their market trading price. The carrying value of the investment in warrants approximates fair value based on an independent valuation. The carrying value of notes receivable approximates fair value based on an independent valuation and is less than face value. The carrying value of notes payable reflects a debt discount for a beneficial conversion feature that is substantially less than face or fair value.

Income  Taxes
-------------

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


NOTE  5  -  NOTE  RECEIVABLE

During August and September 2002, the Company loaned a total of $475,000 to International Travel CD's for which they received various 10% unsecured promissory notes that were due 45 days from issuance. As of September 30, 2002, the Company was owed $275,000 in principal and $2,941 in interest.

                      CONTINENTAL SOUTHERN RESOURCES, INC.
                          (A DEVELOPMENT STAGE ENTITY)
              Notes to Condensed Consolidated Financial Statements




NOTE  5  -  NOTE  RECEIVABLE  (Continued)

In August 2002, the Company loaned $220,000 and $250,000 to BPK Resources, Inc. and its subsidiary, CSR - Hackberry Partners, L.P., respectively, and received demand promissory notes with 10% interest. The loans were outstanding as of September 30, 2002. Unpaid interest totaled $5,141.

NOTE  6  -  OIL  AND  GAS  INTEREST

Hell  Hole  Bayou
-----------------

In February 2002, the Company acquired various working interests in the leases underlying the North Hell Hole Prospect (the "Prospect") for an aggregate purchase price of $8,500,000, of which $6,000,000 was paid at closing and $2,500,000 was paid in April 2002. The Prospect is subject to the terms and conditions of an A.A.P.L. Form 610 - Model Form Operating Agreement - 1989 with certain revisions. The purpose of the Prospect is to explore, develop and produce certain oil and gas interests it possesses in a contracted area, which contains Louisiana State Lease Nos. 16141, 16142 and 17289 known as Hell Hole Bayou located in Vermillion Parish, Louisiana. The Company acquired these interests through an assignment of rights from Touchstone Resources USA, Inc. ("Touchstone USA") under two Purchase and Sale Agreements by and between Touchstone USA and SKH Management, L.P., each dated February 17, 2002.
Touchstone USA retained the right to receive a 20% working interest in certain of these interests, which the Company obtained after payout (which is recoupment of the cumulated drilling costs for the current well only by the working interest owners). In August 2002, the Company purchased back from Touchstone USA 10% of its 20% retained interest in the prospect for $150,000.In March 2002, the Company acquired an additional .75% working interest in the Prospect pertaining to an area in Louisiana Lease No. 16141 for $600,000 of which $333,300 was paid in March 2002 with the remaining amount paid in April and May 2002. The Company's share of developmental and drilling costs in State Lease 16141 No. 1 well, which commenced drilling in June 2002, is approximately 22%. The Company's various interests, which range from 2.5 tenths of 1% to 17.5%, are subject to various terms and specifications including restrictions, overriding royalty interests, specific drilling depths, future wells, specific locations, and other parties with priority in recovering their costs in certain net profits in the interests. As consideration for services rendered in connection with the acquisition of the interest in Hell Hole Bayou, the Company issued to an unrelated party a warrant to purchase 300,000 shares of the Company's common stock at an exercise price of $2.25 per share valued at $3,000. This warrant will expire on February 20, 2005. As additional consideration the Company issued a warrant to purchase 100,000 shares of the Company's common stock at an aggregate exercise price of $1.00 valued at $10,000.


The Company is subject to receiving Authorization for Expenditure ("AFE") invoices for costs of additional land acquisition, exploration, drilling, etc. If the Company does not pay these invoices it is subject to substantial penalties including forfeiture of its interest. As of September 30, 2002, the Company has paid other capitalized cost related to the Hell Hole leases in the amount of $3,259,712.

Other  Hell  Hole  Bayou  Oil  and  Gas  Acquisitions
-----------------------------------------------------

In April 2002, the Company acquired an additional .9% working interest in the Prospect pertaining to Louisiana State Lease Nos. 16141, 16142, and 17289 for $720,000.

In May 2002, the Company acquired various working interests ranging from 12%-20% in the above leases subject to certain contingency features. The Company paid $250,000 upon signing the acquisition agreement. The Company will pay the seller an additional $750,000 in the event any operation conducted in the existing well on Lease No. 1 establishes commercial production.

The Company has capitalized $198,763 of capitalized interest regarding Lease No. 16141.

                      CONTINENTAL SOUTHERN RESOURCES, INC.
                          (A DEVELOPMENT STAGE ENTITY)
              Notes to Condensed Consolidated Financial Statements





NOTE  7  -  LIMITED  PARTNERSHIP  INTERESTS

Knox  Miss.  Partners,  L.P.  Subsidiary
----------------------------------------

On March 23, 2002, the Company formed Knox Miss. Partners, L.P., a Delaware limited partnership. As of September 30, 2002, the Company contributed $2,882,000 and the general partner contributed $27,325 to the limited partnership. Knox Miss. Partners, L.P. was formed to acquire interests in gas, oil and mineral leases of properties located in Mississippi. Knox Miss. LLC, a Delaware limited liability company, which is the general partner of Knox Miss. Partners, L.P., was formed in March 2002. The Company owns the controlling voting membership interests in Knox Miss. LLC, which entitles the Company to appoint all of the managers of Knox Miss. LLC and therefore control the limited partnership. Pursuant to the terms of the Partnership agreement of Knox Miss. Partners, L.P., the Company as the sole limited partner is entitled to receive 99% of all cash generated by Knox Miss. Partners, L.P. from its operations or received from the disposition of its assets until such time as the Company as the sole limited partner has recovered its capital contributions to the partnership. Subsequent to that date, the Company as the sole limited partner is entitled to receive 75% of all cash generated by Knox Miss. Partners, L.P. from its operations or received from the disposition of its assets. On March 23, 2002, Knox Miss. Partners, L.P. entered into two Exploration Agreements described below.

Mississippi  Prospects
----------------------

Exploration  Agreement  Covering  Livingston  Transform  Area
-------------------------------------------------------------

On March 23, 2002, subsequently amended on September 16, 2002, Knox Miss. Partners, L.P. entered into an Exploration Agreement with SK Exploration, Inc., (an affiliate of SKH Management, L.P.), to jointly cooperate and participate in the exploration and development of oil, gas and mineral leases located in Webster, Clay, Chickasaw, Calhoun and Grenada Counties, Mississippi (the "Livingston Transform Area"). In exchange for a total purchase price of $1,980,000, $1,000,000 of which was paid at closing, $805,000 of which was paid in April 2002, and the balance of $175,000 is due on or before January 1, 2003, SK Exploration, Inc. assigned to Knox Miss. Partners, L.P. an undivided 50% interest in oil, gas and mineral leases owned and held by SK Exploration, Inc. consisting of 14,000 net mineral acres within the Livingston Transform Area. During June 2002, as part of the ongoing exploration and development of the Livingston Transform Area, SK Exploration, Inc. acquired approximately an additional 10,000 net mineral acres located within the Clarkston and Lewisville Prospects. Knox Miss. Partners share of the additional acreage purchase was $191,184. SK Exploration, Inc. is obligated to assign an undivided 50% interest in these additional acres to Knox Miss. Partners, L.P. Upon any joint sale by the parties of any of their ownership interests in the Livingston Transform Area, Knox Miss. Partners, L.P. is entitled to receive the first $850,000 of the proceeds, provided that, if the sale occurs prior to the date that the final installment of the purchase price is due from Knox Miss. Partners, L.P., then Knox Miss. Partners, L.P. is entitled to receive the first $675,000 of the proceeds and will be relieved of its obligation to fund the final installment of the purchase price.

Exploration  Agreement  Covering  Longview  and  Osborn  Prospects
------------------------------------------------------------------

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

                      CONTINENTAL SOUTHERN RESOURCES, INC.
                          (A DEVELOPMENT STAGE ENTITY)
              Notes to Condensed Consolidated Financial Statements





NOTE  7  -  LIMITED  PARTNERSHIP  INTERESTS  (Continued)

Exploration  Agreement  Covering  Longview  and  Osborn  Prospects
------------------------------------------------------------------

On May 23, 2002, Knox Miss. Partners, L.P. entered into an Exploration and Development Agreement with Clayton Williams Energy, Inc. ("Clayton") to jointly cooperate and participate in the exploration and development of oil, gas and mineral leases located in Calhoun, Chickasaw, Choctaw, Clay, Lowndes, Noxubee, Oktibbehn and Webster Counties, Mississippi. During 2002, as part of the ongoing exploration and development of the Longview and Osborn Prospects, Clayton acquired additional net mineral acres. Knox Miss Partners, L.P. has elected to participate 50% on the acquisitions. During July to September 2002, Knox Miss Partners, L.P. paid a total of $226,000 and has recorded a payable of $1,109,232 of these in interest.

Joint  Operating  Agreement
---------------------------

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

PHT  Partners,  L.P.
--------------------

On June 26, 2002, the Company entered into limited partnership agreement with PHT, LLC, the general partner. The limited partnership formed was PHT Partners, L.P. ("PHT") of which the Company is the sole limited partner with a 99% interest. On August 4, 2002, the limited partnership agreement was amended to allow an additional partner. This decreased the Company's interest to 94.9%. The partners are responsible for contributing an aggregate of $1,200,000 to PHT, for which the Company's share was $1,150,000. The Company contributed $1,150,000 to PHT as of September 30, 2002. PHT thereupon invested $1,000,000 in APICO, LLC, a limited liability company, as of September 30, 2002 in return for 883 units out of a total of 4,100 units outstanding. The Company paid a $200,000 finder's fee related to their limited partnership investment.

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

The Company is not subject to capital calls in connection with its limited partnership interest in PHT. However, PHT is subject to cash calls from its investment in APICO, LLC as explained below. If PHT does not meet its cash calls, then the Company's investment in PHT may become impaired.

Pursuant to the APICO membership agreement, PHT and the other APICO members will be called upon from time to time for additional contributions so as to meet the reasonable capital requirements of APICO.

                      CONTINENTAL SOUTHERN RESOURCES, INC.
                          (A DEVELOPMENT STAGE ENTITY)
              Notes to Condensed Consolidated Financial Statements






NOTE  7  -  LIMITED  PARTNERSHIP  INTERESTS  (Continued)

If PHT or any other member, fails to make required capital contributions or meet the required cash calls in the amounts and at the times specified in the membership agreement, then they would be in default. If the default is not cured within 45 days, then APICO has the right to repurchase the defaulting members' shares for 1% of their original purchase price.

At the discretion of PHT Gas, LLC, any available cash shall be distributed 99% to the limited partners of PHT to the extent of its unreturned capital balance and 1% to PHT Gas, LLC until all unreturned capital balances have been returned and then 80% to the limited partners and 20% to PHT Gas, LLC thereafter. Distributions in liquidation of the partnership shall be made in accordance with the capital accounts subject to the above distributions. In general, profits shall be allocated after giving effect to certain regulatory allocations and cumulative prior allocations 75% to the limited partners and 25% to PHT Gas, LLC. Losses in general shall be allocated after giving effect to regulatory allocations and certain proportionate allocations to all partners with a positive capital account in proportion to the extent of their balances and then entirely to PHT Gas, LLC.

CSR-WAHA  Partners,  L.P.
-------------------------

On June 27, 2002, the Company entered into a limited partnership agreement with CSR, LLC, the general partner. The limited partnership formed was CSR-WAHA Partners, L.P. of which the Company is the sole limited partner with a 99% interest. The Company and CSR, LLC contributed $750,000 and $500, respectively, through September 2002. In July and August 2002 the partnership purchased a working interest of 12-1/2% in the Waha/Lockridge oil and gas prospect located in Reeves County, Texas for $358,038 and incurred investment banking fees of $50,000 in connection with the transaction. The Company issued a warrant to purchase 100,000 shares of the Company's common stock to an unrelated party at an excercise price of $2.25 valued at $140,000 for their investment banking service in connection with the acquisition of interest in Waha/Lockridge. The Company also incurred legal fees in regards to this acquisition that have been capitalized in the amount of $2,562. Development and well costs during the period ended September 30, 2002 amounted to $357,941, for which $16,510 has been recorded as a payable. The Company is not obligated to make any additional contributions or to loan the partnership additional funds. However, CSR-WAHA Partners, L.P. is subject to cash calls from its investment in the prospect. If CSR-WAHA Partners, L.P. does not meet its cash calls, the Company's investment in the partnership may become impaired.

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


NOTE  8  -  OIL  AND  GAS  PROPERTIES

As  of  September  30,  2002,  oil  and gas properties consist of the following:

Unproved properties acquisition costs          $       15,596,358
Drilling in progress                                    3,170,074
                                               ------------------
Total cost of oil and gas properties           $       18,766,432
                                               ==================

                      CONTINENTAL SOUTHERN RESOURCES, INC.
                          (A DEVELOPMENT STAGE ENTITY)
              Notes to Condensed Consolidated Financial Statements




NOTE  9  -  MARKETABLE  SECURITIES

In connection with February 2002 acquisition of various working interest in the North Hell Hole Prospect, the Company purchased, for the sum of $2,000,000, a 10% secured convertible promissory note in the principal amount of $2,000,000 and warrants to purchase 1,063,830 shares of common stock at an exercise price of US$1.88 from Touchstone Resources, Ltd. ("Touchstone"), a Canadian Exchange listed company and the parent company of Touchstone Resources USA, Inc. The secured convertible promissory note, which matures August 22, 2004, has an initial conversion price of US$1.88 and is secured by the working interests in Hell Hole Bayou still owned by Touchstone Resources, Ltd. The fair value of the note receivable and warrants as determined by an independent valuation were $1,340,400 and $659,600, respectively, on the date the note was issued. Consequently, a discount in the amount of $659,600 was recorded in connection with this note. As of September 30, 2002, the amortization of the discount on the note approximately totaled $107,457. The fair market value of the warrant was $553,192 as of September 30, 2002.

In June 2002 the Company purchased, for the sum of $1,600,000 of which $50,000 is still due, an additional 10% convertible promissory note in the principal amount of $1,600,000 and a detached warrant to purchase 2,000,000 shares of common stock at an exercise price of US$1.00 from Touchstone until December 28, 2002. The secured convertible promissory note, which matures December 28, 2002, has an initial conversion price of US$ .80. The fair value of the note receivable and warrants as determined by an independent valuation were $1,481,000 and $119,000, respectively, on the date the note was issued. Consequently, a discount in the amount of $119,000 was recorded in connection with this note. As of September 30, 2002, the amortization of the discount on the note totaled $64,184. Certain terms and conditions of this promissory note and warrant, which were subject to the approval of the majority of shareholders of Touchstone, were approved on July 25, 2002.

On a fully diluted basis, assuming full conversion of the Secured Convertible Promissory Note (see Note 8) and full exercise of the warrants, the Company owns approximately 22% of the common stock of Touchstone Resources, Ltd.

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

In August 2002, the Company purchased 409,500 shares of stock of BPK Resources, Inc. for $660,030 and 20,000 shares of stock of International Travel CD's, Inc. for $44,046.

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

As of September 30, 2002, available-for-sale securities consist of the following:

                                       Gross
                                     Unrealized
                          Cost          Loss          Fair Value
                      ----------    ------------   ---------------
Stock                    704,036          80,165          623,871
                      ----------    ------------   ---------------
Total Current         $  704,036       $  80,165       $  623,871
                      ==========    ============   ===============

                      CONTINENTAL SOUTHERN RESOURCES, INC.
                          (A DEVELOPMENT STAGE ENTITY)
              Notes to Condensed Consolidated Financial Statements



NOTE  9  -  MARKETABLE  SECURITIES  (Continued)

                                                                         Gross
                                                        Amortized      Unrealized
                                                          Cost            Loss          Fair Value
                                                     ---------------  -------------  ---------------
Convertible debt         Due         12/28/2002      $   1,495,184       $       -     $  1,495,184

Convertible debt         Due         08/22/2004          1,447,857               -        1,447,857

Warrants                 Expires     08/22/2004            659,600         106,408          553,192
Warrants                 Expires     12/28/2002            119,000          59,000           60,000
                                                     ---------------  -------------  ---------------
Total Non-Current                                    $   3,721,641    $    165,408     $  3,556,233
                                                     ===============  =============  ===============


NOTE  10  -  ACCOUNTS  PAYABLE  AND  ACCRUED  EXPENSES

As of September 30, 2002, the Company had the following accounts payable and accrued expenses outstanding:

                                 September 30,          December 31,
                                      2002                  2002
                               ---------------         -------------
Accrued  Interest              $    670,496               $   17,765
Accounts Payable                    215,631                        -
Preferred Dividend                  112,039                        -
Other Accrued Expenses              136,350                        -
                               ---------------         -------------
                               $  1,134,516               $   17,765
                                 =============         =============


At September 30, 2002, the Company owed payables for oil and gas interest in the amounts of $1,284,232, $16,510 and $90,706, respectively, in connection with the Mississippi Prospects, Texas Prospects and Hell Hole Prospects acquired.

                      CONTINENTAL SOUTHERN RESOURCES, INC.
                          (A DEVELOPMENT STAGE ENTITY)
              Notes to Condensed Consolidated Financial Statements



NOTE  11  -  NOTES  PAYABLE

In February 2002, the Company received subscription agreement commitments for an aggregate of $10,000,000, which were originally to be funded by August 5, 2003. As incentive to accelerate the funding of their commitments, the Company issued option to the lenders. If the lenders funded their commitments by March 7, 2002, they would have the option to invest an additional aggregate $4,000,000 in the Company within 120 days of the funding, at the same terms and conditions as the initial $10,000,000 investment. The fair value of the warrants as determined by an independent valuation to be $130,000 was expensed in full upon its issuance. In February 2002 the full $10,000,000 was funded to the Company. In consideration for the funds received, the Company issued two promissory notes totaling $9,857,149, which mature on March 1, 2005 unless certain events occur which accelerate the maturity date, as defined in the promissory notes (primarily the sale of certain oil and gas interests). Interest accrues at 8% per annum. The notes are subordinated to any senior debt the Company may incur. The fair value of these two notes was determined by an independent valuation to be $8,847,000 and a corresponding discount of $1,010,149 was recorded. The discount will be amortized over the term of the note using the effective interest rate method. At September 30, 2002, $179,373 was amortized to interest expense. The effective interest rate of the note is approximately 12%. The unsecured note matures the earlier of March 1, 2005 or five business days after the date on which it sells, assigns, transfers or refinances its working interest in Louisiana State Lease No. 16141 No. 1 Well in Hell Hole Bayou, an exploration project located in Vermillion Parish, Louisiana and receives net proceeds of at least $10,000,000.

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

On June 13, 2002, the lender exercised its option to invest $4,000,000 in the Company. The investor funded $2,500,000 and assigned the option to invest the remaining $1,500,000 to various investors, which is payable by December 31, 2002. As consideration for the full amount of $4,000,000, the Company issued a note for $3,942,860 and will issue the lender and its assignees an aggregate
5,714,150 shares of common stock. The common stock and note were valued at $461,200 and $3,538,800, respectively, as determined by an independent valuation. The related discount of $404,060 is being amortized over the maturity date of the loan. The amount amortized to interest expense at September 30, 2002 was approximately $38,174. On September 30, 2002, the lender and its assignees exchanged their entire principal of $3,942,860 in promissory notes into 39,429 shares of the Company's Series B Preferred Stock. The original principal amount of the promissory notes were converted into a number of units ("Units") equal to the original principal amount of the promissory note divided by the conversion price of $100.00 per Unit. Each Unit consisted of 1 fully-paid share of Series B Preferred Stock. The remaining subscription receivable amounted to $1,000,000 at September 30, 2002. This class of stock is explained in more detail under Note 14 - Stockholders' Equity. Upon conversion of the note the balance of the unamortized discounts was recorded as interest expense.

                      CONTINENTAL SOUTHERN RESOURCES, INC.
                          (A DEVELOPMENT STAGE ENTITY)
              Notes to Condensed Consolidated Financial Statements





NOTE  11  -  NOTES  PAYABLE  (Continued)

In April 2002 the Company entered into a loan agreement to borrow $1,500,000 from Gemini Growth Fund, LP ("Gemini"), a Delaware limited partnership. The note is a 12% secured convertible promissory note. The note is secured by substantially all of the assets of the Company. The note matures on October 31, 2003, however the Company has the option to redeem the note at 100% of par prior to the maturity date. Gemini has the option to convert the principal amount of the note into common stock of the Company. Gemini was issued a warrant to purchase 150,000 shares of the Company's common stock as additional incentive to make the loan. The warrants expire on the earlier of April 30, 2012 or the date all of the convertible notes are converted to common stock. The initial conversion price of the note and warrant is the lesser of $2.00 or 60% of the closing bid price of the Company's common stock for the first trading session subsequent to the effective date of a reverse split of the Company's common stock, which took place on May 31, 2002. However, the conversion price was reduced to $1.60 as a result of a subsequent private offering and is subject to other adjustments according to the provisions of the note. The Company paid loan commitment and origination fees of 1% and 4%, respectively, which were recorded as loan cost of which $30,000 was amortized to interest expense as of September 30, 2002. Interest is payable in cash unless Gemini elects to have the interest paid in common stock of the Company. Repayment of the principal amount of the note has been guaranteed by a subsidiary of the Company. As described in the loan agreement, the Company is required to comply with various financial covenants. Any failure to comply with such covenants may be deemed a default on the loan by Gemini. The Company did not meet two of the financial loan covenants as of June 30, 2002, however, Gemini waived the specific covenants for six months. As a result, the Gemini loan has been classified as short-term.

Under Emerging Issues Task Force ("EITF") 00-27: Application of Issue No. 98-5 to Certain Convertible Instruments, the Company has allocated the proceeds from issuance of the convertible Gemini promissory note and warrants based on a fair value basis of each item. Consequently, the convertible Gemini promissory note was recorded with a discount of $165,000 based on the ascribed value of the warrants as determined by an independent valuation. Under EITF 00-27 the note discount for the warrant will be amortized over the period from the date of issuance to the stated maturity date of the note. As of September 30, 2002, the Company amortized $55,000 of interest expense. An additional beneficial conversion discount of $1,335,000 was recorded since the Gemini promissory note was convertible into common shares of stock at a rate of $1.60 per share while the prevailing common stock share price was $3.10. This discount will also be amortized over the term of the loan. $445,000 of the discount was amortized as of September 30, 2002.

Under the terms of the loan agreement, the Company is required to register the resale of all shares of its common stock issuable upon conversion of the note or exercise of the warrants, within 180 days of the date of the closing of the loan. The Company was originally required to fully register the common stock by October 2002. The Company would have been subject to a monthly penalty of either 25,000 shares of its common stock or $10,000, at the option of the lender. However, the Company was granted a six-month waiver regarding this requirement.


NOTE  12  -  LOSS  PER  SHARE

The Company uses SFAS No. 128, "Earnings Per Share" for calculating the basic and diluted loss per share. Basic loss per share is computed by dividing net loss attributable to common stockholders by the weighted average number of common shares outstanding. Diluted loss per share is computed similarly to basic loss per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if potentially dilutive common shares had been issued and if the additional common shares were dilutive. At September 30, 2002 and 2001, the Company had 550,000 and 0, respectively, potentially dilutive shares.

                      CONTINENTAL SOUTHERN RESOURCES, INC.
                          (A DEVELOPMENT STAGE ENTITY)
              Notes to Condensed Consolidated Financial Statements





NOTE  12  -  LOSS  PER  SHARE  (Continued)

                                     Number of       Exercise Price
                                 Warrants Issued        Per Share
                                 ---------------    ----------------
Warrants                             550,000         $1.60  -  $2.25


NOTE  13 - PRIVATE PLACEMENT OFFERINGS - SUBSCRIPTION RECEIVABLE / NOTES PAYABLE

In March 2002 in a private placement offering, the Company received subscription commitments for funding an aggregate of $3,550,000 to be collected over a period of approximately twelve months. As of September 30, 2002, the Company had collected $1,170,000, has reduced the receivable of $53,750of an enntity affiliated with the president and had subscription receivables of $2,326,250 of which $1,006,250 was due from an entity affiliated with the president for services provided by two officers through June 30, 2002. The subscription receivables bear interest at 2.69%. An additional $600,000 was subscribed to and paid in May 2002. Concurrently with this offering the Company issued a warrant to an investor as an inducement to accelerate funding its commitment. The warrant granted the investor an option to invest an additional $550,000 in the Company, at the same terms and conditions as its initial investment within 180 days from the date it funded its original investment. The fair value of the warrant was calculated in an independent valuation to be $6,100, which was expensed upon issuance. The investor exercised the option in September 2002.

In exchange for the cash proceeds and subscriptions receivable, the Company issued unsecured convertible promissory notes. The Company's notes mature one year from issuance and bear interest at 8% per annum. These notes were converted to common stock and shares of Series A preferred stock on May 31, 2002 when the Company's shareholders approved the amendments to the Company's Articles of Incorporation to: increase the Company's authorized shares of common stock to 150,000,000, authorize approximately 10,000,000 shares of "blank check" preferred stock, par value $.001 per share, and the Board of Directors authorized the issuance of shares of Series A preferred stock. The original principal amount of the promissory notes converted into a number of Units equal to the original principal amount of the promissory note divided by the conversion price of $1.00 per Unit. Each Unit consisted of approximately
1.428571 fully-paid shares of common stock and approximately .9857141 fully-paid shares of Series A Preferred Stock. The conversion of the $4,150,000 notes resulted in the issuance of 5,928,790 of common shares and 4,090,713 of Series A preferred shares.


NOTE  14  -  STOCKHOLDERS'  EQUITY

On May 31, 2002, the Company's shareholders approved the amendments to the Company's Articles of Incorporation to increase the Company's authorized shares of common stock to 150,000,000, and to authorize approximately 10,000,000 shares of "blank check" preferred stock, par value $.001 per share, and the Board of Directors authorized the designation and issuance of shares of 4,100,000 Series A preferred stock.

On September 27, 2002, the Company authorized and designated 500,000 shares of Preferred Stock, as Series B Preferred Stock, par value $.001 per share.

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

                      CONTINENTAL SOUTHERN RESOURCES, INC.
                          (A DEVELOPMENT STAGE ENTITY)
              Notes to Condensed Consolidated Financial Statements





NOTE  14  -  STOCKHOLDERS'  EQUITY  (Continued)

As consideration for services rendered in connection with the acquisition of the interest in Hell Hole Bayou, the Company issued to an unrelated party a warrant to purchase 300,000 shares of the Company's common stock at an exercise price of $2.25 per share valued at $3,000. This warrant will expire on February 20, 2005. As additional consideration the Company issued a warrant to purchase 100,000 shares of the Company's common stock at an aggregate exercise price of $1.00 valued at $10,000. The warrant was automatically deemed exercised on May 31, 2002, the date the Company obtained all required approvals of its shareholders to amend the Company's Articles of Incorporation to increase the authorized shares of its common stock to at least 150,000,000 shares. The ascribed value of the warrants, totaling $13,000, increased the cost of the Prospect interest purchased and was a non-cash item.

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

The Company cancelled 448,000 shares of common stock, which were tendered to the Company for cancellation by a former officer of the Company.

As of May 31, 2002, upon the authorization of additional shares of common stock and preferred stock the Company converted $4,150,000 of debt into 5,928,790 shares of common stock and 4,090,713 shares of Series A preferred stock which were issued.

During June and July 2002, the Company sold 1,893,338 shares of common stock in a private placement for $2.25 per share of which 155,000 shares were issuable as of September 30, 2002. The Company recorded $772,850 in offering costs related to the raise.

As consideration for services rendered in connection with the acquisition of the interest in Waha/Lockridge, the Company issued to an unrelated party a warrant to purchase 100,000 shares of the Company's common stock at an exercise price of $2.25 per share valued at $140,000. This warrant will expire on August 7, 2005.

As of September 30, 2002, the Company converted $3,942,859 in promissory notes for 39,429 shares of the Company's Series B Preferred Stock.

As of September 30, 2002, an investor exercised its option to invest an additional $550,000 in the Company, at the same terms and conditions as its initial investment. The investor issued the Company a subscription note for $550,000 and the Company in turn issued a note for $550,000. This $550,000 was immediately converted into a number of units equal to the original principal amount of the promissory note divided by the conversion price of $1.00 per unit. Each unit consisted of 1.428571 shares of common stock and approximately
0.009867 shares of Series B preferred stock. Accordingly, the $550,000 note was converted into 785,714 issuable shares of common stock and 5,427 issued Series B preferred stock. The $550,000 subscription receivable has not been paid as of September 30, 2002.

                      CONTINENTAL SOUTHERN RESOURCES, INC.
                          (A DEVELOPMENT STAGE ENTITY)
              Notes to Condensed Consolidated Financial Statements



NOTE  14  -  STOCKHOLDERS'  EQUITY  (Continued)

Series  A  Preferred  Stock
---------------------------

The Series A Preferred Stock will pay dividends of 8% of original issuing price per share per annum, which are cumulative prior to any dividends on the common stock or any series of stock to be created. The holders of each share of Series A Preferred Stock will be entitled to be paid out of available funds prior to any distributions to holders of common stock, in the amount of $1.00 per outstanding share plus all accrued dividends. The outstanding Series A preferred stockholders are entitled to vote as a separate class and shall be entitled to elect a majority of the directors that constitute the board at any time. The holders of the common shares are entitled to elect the remaining directors.

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

The Series A preferred stock provides for a cumulative $.08 per share dividend, has a liquidation preference, and is entitled to elect a majority of the Board of Directors. The preferred dividends accrued at September 30, 2002 amounted to $112,039 in total, which $109,086 and $2,953 pertained to Series A and B, respectively.

Series  B  Preferred  Stock
---------------------------

The Series B Preferred Stock will pay dividends of 8% of original issuing price per share per annum, which are cumulative prior to any dividends on the common stock and on parity with the payment of any dividend or other distribution on the Series A Preferred Stock and any other series of preferred stock that has similar characteristics. The holders of each share of Series B Preferred Stock will be entitled to be paid out of available funds prior to any distributions to holders of common stock, in the amount of $100.00 per outstanding share plus all accrued dividends.

At any time after the earlier of (i) five business days after the date on which the Company sells, assigns, transfers or refinances its working interests in Louisiana State Lease No. 16141 No. 1 Well in Hell Hole Bayou, an exploration project located in Vermillion, Louisiana, and receives net proceeds equal to at least Ten Million Dollars ($10,000,000), or (ii) the third anniversary of the initial issuance date of the Series B Preferred Stock, the Company may, upon approval of its Board redeem all or a portion of the outstanding shares of Series B preferred stock.

Stock  Warrants
---------------

At December 31, 2001, the Company had the following outstanding common stock warrants to purchase its securities:

                  Expiration Date    Exercise Price          Shares
                 ----------------  -----------------      -------------
Warrants          4/30/2012          $       1.60             150,000
                  2/20/2005          $       2.25            300,000
                   8/7/2005          $       2.25            100,000
                                   -----------------      -------------
                                                             550,000
                                                          =============

These warrants were issued in connection with the acquisition of Hell Hole and Waha/Lockridge interests.

                      CONTINENTAL SOUTHERN RESOURCES, INC.
                          (A DEVELOPMENT STAGE ENTITY)
              Notes to Condensed Consolidated Financial Statements


NOTE  15 - RELATED PARTY TRANSACTIONS - NOT DESCRIBED ELSEWHERE / CONCENTRATIONS

On a fully diluted basis, assuming full conversion of the Secured Convertible Promissory Note (see Note 8) and full exercise of the warrants, the Company owns approximately 22% of the common stock of Touchstone Resources, Ltd. Touchstone Resources, Ltd., is the parent company of Touchstone Resources USA, Inc. The Company relies upon Touchstone Resources USA, Inc. to provide it with additional reserve assessment analysis and engineering services in connection with the exploration and development of its prospects. Mark Bush, the chief executive officer of Touchstone Resources USA, Inc., manages the Company's subsidiary, Knox Miss. Partners L.P. and its general partner, Knox Miss. LLC.

The new management of the Company has provided services to the Company without compensation. In addition, an affiliate of the president provided accounting services to the Company without charge. For the three months ended March 31, 2002 the value of these services was de minimis. In accordance with the accounting treatment proscribed in the SEC Staff Accounting Bulletin Topic 5-T, the Company has commenced recording as expense an amount representing the value of these services provided. For the nine months ended September 30, 2002, accounting services were valued at $30,000, for which an offsetting entry was recorded to additional paid-in capital.

In April 2002 the Company loaned a director of the Company $12,500 and received a demand promissory note bearing 12% interest.

In June 2002, the Company borrowed funds in the amount of $300,000 from an affiliate of the president of the Company. The Company paid $50,000 back in August 2002.

For the six months ended June 30, 2002, two officers of the Company offset their compensation, valued at $53,750, against liabilities they owed to the Company.

In August 2002, the Company purchased 409,500 shares representing approximately 7% of ownership in BPK Resources, Inc., which is under common directorship with CSOR. The Company and BPK Resources have one common director who is also president of BPK Resources. The Company subsequently sold approximately 250,000 shares of this stock.

The Company acquired 20,000 shares of common stock of International Travel CD's ("ITCD"), Inc. In August 2002, they also loaned ITCD a total of $475,000. At the time these transactions occurred Stephen Harrington was the president of both companies.


NOTE  16  -  SUPPLEMENTARY  CASH  FLOW  DISCLOSURES

Cash  paid  during  the  period  for  interest  and income taxes was as follows:

                                   September 30,
                        -----------------------------------
                             2002                 2001
                        --------------       --------------
Interest  paid          $    72,081          $         -
                        --------------       --------------
Income  taxes  paid     $         -          $         -
                        --------------       --------------

Non-Cash  Investing  and  Financing  Transactions
-------------------------------------------------

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

                      CONTINENTAL SOUTHERN RESOURCES, INC.
                          (A DEVELOPMENT STAGE ENTITY)
              Notes to Condensed Consolidated Financial Statements



NOTE  16  -  SUPPLEMENTARY  CASH  FLOW  DISCLOSURES  (Continued)

The Company recorded an unrealized loss in the amount of $165,408 due to an independent valuation on the value of warrants issued in connection with the Company's investment in marketable securities.

Loan  cost  of  $75,000  was deducted from the proceeds of the loan from Gemini.

The Company recorded a discount on a note payable of $1,335,000 due to the beneficial conversion discount on a promissory not (see Note 11).

Two officers offset their salaries in the amount of $53,750 against subscriptions receivable for the Company's stock during the six months ended June 30, 2002

The Company acquired various oil and gas interests of which $1,391,446 was due in total as of September 30, 2002. The Company accrued offering cost of $4,350 related to the issuance of common stock at $2.25 per share in June and July 2002.

The  Company  had  unrealized  losses  of  $245,573  as  of  September 30, 2002.

The  Company  capitalized  $198,763 of interest related to its interest in Lease
No.  16141  in  the  Hell  Hole  Bayou  Prospect.

As consideration for services rendered in connection with the acquisition of interest in Waha/Lockridge (see Note 7), the Company issued warrants. The value of the warrants, which was $140,000, was recorded as additional interest in the Waha/Lockridge Prospect.


NOTE  17  -  LIQUIDITY

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

The Company expects to receive AFE invoices for approximately $5,800,000 from the operator of the various Prospects over the next twelve months. Management estimates that future revenues from oil production will offset a portion of the total cost. However, the timing of the revenues may not correspond to the timing of the AFE's, thereby requiring the Company to obtain other sources of funding.

During the twelve months ending September 30, 2003, the Company expects to collect $8,700,000 from the collection of subscription receivables, related party receivables, sale of marketable securities, sale of interest in subsidiary and private placements. A majority of these additional funds are committed to cover cash flow needs and expenditures that the Company is obligated to incur under its new business plan.

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

                      CONTINENTAL SOUTHERN RESOURCES, INC.
                          (A DEVELOPMENT STAGE ENTITY)
              Notes to Condensed Consolidated Financial Statements


NOTE  18  -  COMMITMENTS  AND  CONTINGENCIES

General
-------

The oil and gas industry is extensively regulated by federal, state and local authorities. In particular, gas and oil production operations and economics are affected by price controls, environmental protection statutes, tax statutes and other laws and regulations relating to the petroleum industry, as well as changes in such laws, changing administrative regulations and the interpretations and application of such laws, rules and regulations. Gas and oil industry legislation and agency regulations are under constant review for amendment and expansion for a variety of political, economic and other reasons. Numerous regulatory authorities, federal, and state and local governments issue rules and regulations binding on the gas and oil industry, some of which carry substantial penalties for failure to comply. The regulatory burden on the gas and oil industry increases the Company's cost of doing business and, consequently, affects its profitability. The Company believes it is in compliance with all federal, state and local laws, regulations and orders applicable to the Company and its properties and operations, the violation of which would have a material adverse effect on the Company or its financial condition.
NOTE  18  -  COMMITMENTS  AND  CONTINGENCIES  (Continued)

Operating  Hazards  and  Insurance
----------------------------------

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

Potential  Loss  of  Oil  and  Gas  Interests/  Payments  Due
-------------------------------------------------------------

The Company has been notified by the operator of the Hell Hole Bayou exploration project located in Vermillion Parish, Louisiana that the Company's share of exploration and drilling costs in the next 12 months is $5,800,000. Management estimates future revenues from oil production will offset a portion of these costs with the remaining funds coming from various financing sources. If the Company does not pay its share of future AFE invoices it may have to forfeit all of its rights in certain of its interests in the Prospect and any related profits. If one or more of the other members of the Prospect fail to pay their share of the Prospect costs, the Company may need to pay additional funds to protect its investment.

In the event current drilling efforts related to the Louisiana State Lease No. 16142 are unsuccessful the operator will have 90 additional days to commence drilling before the related drilling rights expire and revert back to the state.


NOTE  19  -  SUBSEQUENT  EVENTS

On October 1, 2002, the Company entered into a rental lease agreement for its corporate headquarters. The lease term is for a period of sixty-one months commencing on November 1, 2002 with annual rental payments escalating throughout the term from $19,370 to $22,350 per year.

                      CONTINENTAL SOUTHERN RESOURCES, INC.
                          (A DEVELOPMENT STAGE ENTITY)
              Notes to Condensed Consolidated Financial Statements


NOTE  19  -  SUBSEQUENT  EVENTS  (Continued)

On October 5, 2002, the Company entered into an assignment and release agreement with ITCD whereas the Company agreed to purchase and assume the assignment of a secured promissory note (the "Secured Note") between the ITCD and another party for full satisfaction of the unpaid balance of the promissory notes in the amount of $122,500 due from ITCD. The Secured Note is secured by a Copyright and Royalty Security Agreement dated June 27, 2002. The assignment and release agreement will allow the Company to receive $122,500, and will accrue interest as of this date.

On October 18, 2002 and October 30, 2002, the Company closed two separate subscription agreements for unsecured 12% convertible promissory notes in the amount of $750,000 and $800,000, respectively. The notes are due one year from issuance. In the event of default, the notes bear interest at 15% per annum. The lender may convert the entire original principal amount of the note into fully paid nonassessable share of common stock as a conversion price of $3.25. In addition, warrants to purchase 112,500 and 120,000 shares of common stock at $5.00 per share were issued. The Company paid a total of $155,000 of finder's fee in connection with the transaction.

On October 31, 2002, the Company received $75,000 of the $220,000 note due from CSR - Hackberry Partners.

On November 1, 2002, the Company loaned $152,500 to IP Services and received a planned promissory note.

On November 1, 2002, the Company paid back $125,000 of the $250,000 note balance due to an affiliate of the president of the Company.

On November 8, 2002, the Company paid Touchstone the $50,000 remaining balance of the $1,600,000 promissory note they purchased from Touchstone in June 2002.

               CAUTIONARY STATEMENT FOR FORWARD-LOOKING STATEMENTS

The information contained in this Report on Form 10-QSB and in other public statements by the Company and Company officers include or may contain certain forward-looking statements. The words "may", "intend", "will", "expect", "anticipate", "believe", "estimate", "project", and similar expressions used in this Report are intended to identify forward-looking statements within the meaning of Section 27A of the U.S. Securities Act of 1933 and Sections 21E of the U.S. Securities Exchange of 1934. You should not place undue reliance on these forward-looking statements, which speak only as of the date made. We undertake no obligation to publicly release the result of any revision of these forward-looking statements to reflect events or circumstances after the date they are made or to reflect the occurrence of unanticipated events. You should also know that such statements are not guarantees of future performance and are subject to risks, uncertainties and assumptions. These factors include, but are not limited to, those risks described in detail in the Company's Annual Report on Form 10-KSB under the caption "Risk Factors". Should any of these risks or uncertainties materialize, or should any of our assumptions prove incorrect, actual results may differ materially from those included within the
forward-looking  statement.   The  following  discussion  should  be  read  in
conjunction with our Consolidated Financial Statements and related Notes thereto included elsewhere in this report.

ITEM  2.  MANAGEMENT'S  DISCUSSION  AND  ANALYSIS
-------

OVERVIEW
--------

     We are in the business of acquiring, exploring and developing domestic natural gas and oil properties. We have acquired leasehold interests in prospects located in Louisiana, Mississippi, Texas and Thailand. We intend to acquire additional ownership interests in properties located in these states as well as other traditional oil producing states in the southwestern United States. With the assistance of various third parties, we plan to explore and develop these prospects and sell on the open market any gas or oil that we discover. On a fully diluted basis, we own approximately 23.2% of the common stock of Touchstone Resources, Ltd., the parent company of Touchstone Resources USA, Inc. We will rely on Touchstone Resources USA, Inc. to assist and advise us regarding the identification and leasing of properties on favorable terms. We will also rely upon Touchstone Resources USA, Inc. to provide us with additional reserve assessment analysis and engineering services in connection with the exploration and development of our prospects. Touchstone Resources USA, Inc. has a significant level of experience in exploring and developing gas and oil properties in the regions where our prospects are located. Our subsidiary, EGI Louisiana, Inc., has acquired various working interests in leases known as North Hell Hole Prospect located in Vermillion Parish, Louisiana. Through our subsidiary, Knox Miss. Partners, LP, we have entered into an agreement with Clayton Williams Energy Inc., a NASDAQ listed oil and gas exploration company to explore and develop an area of mutual interest ("AMI") in the Black Warrior Basin of Mississippi, targeting Deep Knox formations. Under the agreement we own a 50% interest in approximately 120,000 acres within the AMI and acquired the rights to utilize certain 2-D seismic data and other geological and engineering data. Pursuant to our agreement, Clayton-Williams Energy, Inc. manages all exploration and leasing activities within the AMI.

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

     We will also rely upon various third parties who will be responsible for drilling wells, delivering any gas or oil reserves which are delivered through pipelines to the ultimate purchasers and assisting us in the negotiation of all sales contracts with such purchasing parties. We intend to serve, either directly or through our subsidiaries, as operators or joint operators at certain of our domestic properties. We intend to play an active role in evaluating prospects, and to provide financial and other management functions with respect to the operations at each of our properties. As we intend to subcontract the performance of substantially all of the physical operations at our properties, we do not anticipate incurring a substantial amount of expenses related to the purchase of plant, machinery or equipment in connection with the exploration and development of our properties. Similarly, we do not anticipate any substantial increase in the number of persons which we employ.


RESULTS  OF  OPERATIONS
-----------------------

Three Months And Nine Months Ended September 30, 2002 As Compared To Three Months And Nine Months Ended September 30, 2001.

REVENUES
--------
We generated $16,142 of revenue during the three and nine months ended September 30, 2002 consisting of oil and gas sales. We did not generate any revenue during the corresponding periods in 2001.

OPERATING  EXPENSES
-------------------
Operating Expenses were $12,910 during the three and nine months ended September 30, 2002 as compared to $0 for the corresponding periods in 2001 as we did not generate any revenue during the corresponding periods in 2001. The increase was due to oil and gas production expenses incurred.

GENERAL  AND  ADMINISTRATIVE  EXPENSES
--------------------------------------
General and administrative expenses were $277,936 during the three months ended September 30, 2002 as compared to $15,377 for the corresponding period in 2001. These expenses consisted primarily of professional fees, officer compensation and other expenses. During the corresponding period we were engaged in the business of selling and marketing graphics media products over the Internet and did not conduct any material operations.

General and administrative expenses were $959,626 during the nine months ended September 30, 2002 as compared to $44,974 for the corresponding period in 2001. These expenses consisted primarily of professional fees, officer compensation and other expenses. During the corresponding period we were engaged in the business of selling and marketing graphics media products over the Internet and did not conduct any material operations.

OTHER  (INCOME)  EXPENSE
------------------------
Other (income) expense was $262,932 during the three months ended September 30, 2002 as compared to $0 for the corresponding period in 2001 in which we did not conduct any material operations. The net expense consisted of interest income of ($229,717) generated from investments in debt securities and interest related to subscription receivables which was offset by interest expense of $492,649 incurred primarily on our outstanding promissory notes and convertible secured promissory notes. Other (income) expense was $1,292,977 during the nine months ended September 30, 2002 as compared to $0 for the corresponding period in 2001 in which we did not conduct any material operations. The net expense consisted of interest income of ($390,423) generated from investments in debt securities and interest related to subscription receivables which was offset by interest expense of $1,682,400 incurred primarily on our outstanding promissory notes and convertible secured promissory notes.

LIQUIDITY  AND  CAPITAL  RESOURCES
----------------------------------
     Net cash used in operating activities during the nine months ended September 30, 2002 was ($331,438) compared to ($24,522) during the nine months ended September 30, 2001. The primary use of cash during 2002 was for professional fees. Net cash used in investing activities for the nine months ended September 30, 2002 was ($23,234,759) compared to net cash used in investing activities of ($10,207) for the same period in 2001 and consisted primarily of the purchase of $17,023,224 of oil and gas interests, $1,200,000 of limited partnership interests and $4,254,035 of marketable securities. Net cash provided by financing activities during the nine months ended September 30, 2002 was $23,571,500 compared to $75,000 in the same period in 2001 and consisted primarily of the issuance of a secured convertible note, unsecured promissory notes and sales of shares of our common and preferred stock which were partially offset by costs relating to such financings including commitment and origination fees.
     Our working capital decreased $1,607,597 during the nine months ended September 30, 2002 to a deficit of $1,580,394. This decrease is primarily due to an increase in notes and accounts payable which were partially offset by increases in notes receivable and marketable securities.

     During February 2002, we obtained $10,000,000 through the issuance of unsecured promissory notes in the aggregate principal amount of $9,857,149. The notes mature on the earlier of March 1, 2005 or five (5) business days after the date on which we sell, assign, transfer or refinance our working interest in Louisiana State Lease No. 16141 No. 1 Well in Hell Hole Bayou, an exploration project located in Vermillion Parish, Louisiana, and receive net proceeds of at least $10,000,000. The notes are unsecured, accrue interest at 8% per annum payable upon maturity, may be prepaid in whole or in part and are subordinated to any senior debt we may incur. In any calendar year in which we have cash flow from operations in excess of $500,000, we will be obligated, without premium or penalty, within 90 days after the end of such calendar year, to make a principal payment on this note and any related notes held by affiliates of the lender, equal to the amount by which our cash flow from operations exceeds $500,000. On June 13, 2002, the lender and its assignees exercised their option to invest an additional $4,000,000 and we received an additional $3,000,000 of funding on the terms described above and a subscription receivable with respect to the remaining $1,000,000. These amounts were subsequently converted into shares of series B preferred stock.

     In April 2002, we issued a $1,500,000 convertible promissory note (the "Convertible Note") to Gemini Growth Fund, LP ("Gemini"). The Convertible Note is due October 31, 2003, accrues interest at 12% per annum payable monthly in arrears, is secured by substantially all of our assets, is convertible at the option off Gemini into shares of our common stock at a conversion price of $1.60 per share (subject to anti dilution price adjustment) and is redeemable at our option at 100% of par prior to maturity. Interest is payable in cash unless Gemini elects to have it paid it in shares of common stock. The Convertible Note contains various financial covenants which we are required to comply with. We failed to comply with two financial covenants but have received a six month waiver from Gemini.

     In October 2002, we obtained $1,550,00 of funding through the issuance of 12% unsecured convertible promissory notes. The notes are due one year from the date of issuance and interest is payable upon the earlier of conversion or maturity. The notes may be prepaid in whole or in part and are convertible into shares of our common stock at the option of the holder at a conversion price of $3.25 per share.

     The forgoing, together with issuances of our equity securities, constitutes our principal sources of financing during the past twelve months. We do not currently maintain a line of credit or term loan with any commercial bank or other financial institution. Our capital needs have been, and continue to be principally met through proceeds from the sale of our equity and debt securities. We have used these funds to acquire leasehold interests in prospects located in Louisiana, Mississippi, Texas and Thailand and to purchase our investment in Touchstone Resources, Ltd.

     We believe that our projected revenues from operations and our collection of approximately $3.8 million of subscriptions receivable will be sufficient to satisfy our cash requirements for the next twelve months, including budgeted expenses for our existing leasehold interests. However, since we estimate that we will incur approximately $5.8 million in expenditures related to the development of our leasehold interests in Louisiana, Mississippi, Texas and Thailand prospects, and will incur additional general and administrative expenses over the next twelve months, in the event that we do not generate the amount of revenues we have projected or revenues are not generated at the same pace that we receive authorizations for expenditures from the operators of our prospects, we will be required to raise additional funds through offerings of our securities in order to have the funds necessary to develop these prospects and continue our operations. Furthermore, in the event that we locate additional prospects for acquisition, receive authorizations for expenditures from the operators at our prospects in excess of budgeted amounts, or experience cost overruns at our prospects, we will be required to raise funds through additional offerings of our securities in order to have the funds necessary to complete these acquisitions and continue our operations. If we are unable to obtain additional funds when they are required or if the funds cannot be obtained on terms favorable to us, then we may be required to delay, scale back or eliminate some or all of our well development programs or license third parties to develop or market products that we would otherwise seek to develop or market ourselves, or even be required to relinquish our interest in certain properties. If one or more of the other owners of leasehold interests in our prospects fail to pay their equitable portion of development or operation costs, then we may need to pay additional funds to protect our ownership interests in our leasehold interests.

ITEM  3.     CONTROLS  AND  PROCEDURES
--------

     Within the 90-day period prior to the filing of this report, an evaluation was carried out under the supervision and with the participation of our Chief Executive Officer ("CEO") and Chief Financial Officer ("CFO"), of the effectiveness of our disclosure controls and procedures. Based on that evaluation, our CEO and CFO has concluded that our disclosure controls and procedures are effective to ensure that information we are required to disclose in reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms. There have been no significant changes in our internal controls or in other factors that could significantly affect internal controls subsequent to the date we carried out this evaluation.

                           PART II. OTHER INFORMATION

ITEM  2.  CHANGES  IN  SECURITIES  AND  USE  OF  PROCEEDS
--------

     On or about September 27, 2002, we designated 500,000 shares of our preferred stock, $.001 pr value per share, as Series B Preferred Stock and thereafter issued an aggregate of 44,855 of such shares. The shares of Series B Preferred Stock accrue a cumulative dividend equal to 8% of the $100 original issue price of such shares which is payable prior to any dividend or other distribution on shares of our common stock. In the event of a liquidation, dissolution or winding up of the Company, the shares of Series B Preferred Stock have a liquidation preference of $100 per share prior to any payment or distribution to holders of shares of our common stock. Unless waived by the holders of a majority of the outstanding shares of Series B Preferred Stock, a merger in which we are not the surviving entity or the sale of all or substantially all of our assets is considered a liquidation event entitling the holders of shares of our Series B Preferred stock to their liquidation preference.

     In August 2002, we issued and sold an additional 315,000 shares of our common stock to a limited number of accredited investors at a price of $2.25 per share to complete a private placement transaction consisting of the sale of an aggregate of 1,893,331 shares of our common stock. We received aggregate gross proceeds from this offering of $4,259,995. We paid aggregate commissions of $772,850 to two registered broker dealers with respect to this offering. This private placement offering was completed pursuant to the exemption provided by Rule 506 of Regulation D under the Securities Act of 1933, as amended.

     On or about September 30, 2002, we issued and sold and aggregate of 39,429 shares of our Series B Preferred Stock in consideration of the conversion of $3,942,860 principal amount of outstanding unsecured promissory notes. Upon completion of this transaction, a $1,000,000 subscription receivable generated in June 2002 remained outstanding. We did not pay any brokerage fees or commissions in connection with this offering. This private placement offering was completed pursuant to the exemption provided by Section 4(2) under the Securities Act of 1933, as amended.

     On or about September 30, 2002, we issued and sold an aggregate of 785,714 shares of common stock and 5,427 shares of Series B Preferred Stock to one accredited investor upon exercise of such investor's option to make an additional $550,000 investment in the Company in consideration of the receipt of a $550,000 promissory note from such investor. We did not pay any brokerage fees or commissions in connection with this offering. This private placement offering was completed pursuant to the exemption provided by Section 4(2) under the Securities Act of 1933, as amended.

     During October 2002, we issued and sold $1,550,000 principal amount of our 12% Convertible Notes and warrants to purchase an aggregate of 232,000 shares of our common stock to one accredited investor. We received gross proceeds of $1,550,000 from this offering. The principal and accrued interest due under the notes are convertible at any time at the option of the holder into shares of our common stock at a conversion price of $3.25 per share. The warrants are exercisable for a term of five years at an exercise price of $5.00 per share. We paid brokerage and finder's fees of $155,000 in connection with this offering. This private placement offering was completed pursuant to the exemption provided by Section 4(2) under the Securities Act of 1933, as amended.

ITEM  6.  EXHIBITS  AND  REPORTS  ON  FORM  8-K
-------

(a)     The  following  exhibits  are  included  herein:

EXHIBIT
NUMBER    DOCUMENT
------    --------

3.1 Articles of Incorporation (incorporated by reference to Exhibit 3.1 of our Form SB-1, Registration Number 333-38976).

3.2 Bylaws (incorporated by reference to Exhibit 3.2 of our Form SB-1, Registration Number 333-38976).


3.3 Certificate of Designation of Series A Preferred Stock (filed herewith).

3.4 Certificate of Designation of Series B Preferred Stock (filed herewith).

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


4.4 Promissory Note in the principal amount of $2,464,287 dated June 13, 2002 issued to Lancer Offshore, Inc. (incorporated by reference to Exhibit 4.4 of our Quarterly Report on Form 10-QSB for the Quarter Ended June 30, 2002).

4.5 12% Secured Convertible Promissory Note in the principal amount of $1,500,000 issued to Gemini Growth Fund, L.P. (incorporated by reference to Exhibit 4.5 of our Quarterly Report on Form 10-QSB for the Quarter Ended June 30, 2002).


4.6 Warrants to purchase 750,000 shares of common stock issued to Gemini Growth Fund, L.P. in April 2002 (incorporated by reference to Exhibit
          4.6 of our Quarterly Report on Form 10-QSB for the Quarter Ended June 30, 2002). 10.1 Exploration Agreement dated March 23, 2002 by and between SK Exploration, Inc. and Knox Miss. Partners, L.P. (incorporated by reference to Exhibit 10.1 of our Current Report on Form 8-K dated April 8, 2002).

10.2 Exploration Agreement dated March 23, 2002 by and between SKH Energy Partners II, L.P. and Knox Miss. Partners, L.P. (incorporated by reference to Exhibit 10.2 of our Current Report on Form 8-K dated April 8, 2002).

10.3 Loan Agreement dated April 5, 2002 by and between Expressions Graphics, Inc. and Gemini Growth Fund, L.P. (incorporated by reference to Exhibit 10.3 of our Quarterly Report on Form 10-QSB for the Quarter Ended June 30, 2002).

10.4 Security Agreement dated April 5, 2002 issued to Gemini Growth Fund, L.P. (incorporated by reference to Exhibit 10.4 of our Quarterly Report on Form 10-QSB for the Quarter Ended June 30, 2002).

99.1 Certificate of CEO of Registrant Pursuant to 18 USC Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith)


(b) We filed the following Current Report on Form 8-K during the three month period ended September 30, 2002:

                   None.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

     CONTINENTAL  SOUTHERN  RESOURCES,  INC.


Date:     November  19,  2002     /s/  Stephen  P.  Harrington
                                  ----------------------------
                                  Stephen  P.  Harrington
                                  Chief  Executive  Officer  and
                                  Chief  Financial  Officer

CERTIFICATION

I,  Stephen  P.  Harrington,  certify  that:

1. I have reviewed this quarterly report on Form 10-QSB of Continental Southern Resources, Inc. (the "registrant");

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

     a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

     b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

     c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:  November  19,  2002            /s/  Stephen  P.  Harrington
                                      ----------------------------
                                      Stephen  P.  Harrington
                                      Chief  Executive  Officer  and
                                      Chief  Financial  Officer

                                  EXHIBIT INDEX
                                  -------------


     3.3  Certificate  of  Designation  of  Series  A  Preferred  Stock

     3.4  Certificate  of  Designation  of  Series  B  Preferred  Stock

     99.1 Certificate of CEO and CFO of Registrant Pursuant to 18 USC Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002