Form 10KSB
period 2002-12-31
CONTINENTAL SOUTHERN RESOURCES  INC
filed 2003-04-17
CIK 1112412

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB

                [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 2002

                         COMMISSION FILE NUMBER 1-13463

                      CONTINENTAL SOUTHERN RESOURCES, INC.
     ----------------------------------------------------------------------
                 (Name of Small Business Issuer in Its Charter)

                 NEVADA                           88-0448389
-------------------------------------------------------------------------------
    (State or other jurisdiction of       (IRS Employer Identification Number)
     Incorporation of organization)

 111 PRESIDENTIAL BOULEVARD, SUITE 158A, BALA CYNWYD, PA             19004
 -----------------------------------------------------------  -----------------
         (Address of Principal Executive Offices)                 (Zip Code)

                                 (610) 771-0680
   --------------------------------------------------------------------------
                (Issuer's Telephone Number, Including Area Code)

           SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT:

           TITLE OF EACH CLASS              NAME OF EXCHANGE ON WHICH REGISTERED
           -------------------              ------------------------------------
Common Stock, $0.001 par value per share                    None

         Securities registered under Section 12(g) of the Exchange Act:
                                      None

         Check whether the issuer (1) filed all reports  required to be filed by
Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and
(2) has been subject to such filing requirements for the past 90 days.

Yes  _X_  No____

         Check if there is no  disclosure  of  delinquent  filers in response to
Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrants knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this form 10-KSB.

         State issuer's revenues for its most recent fiscal year: $16,142

         The aggregate market value of the voting common equity held by non-affiliates of the registrant based on the closing sale price of the registrant's common stock as reported on the OTC Bulletin Board on April 11, 2003 was $41,493,696. The information provided shall in no way be construed as an admission that any person whose holdings are excluded from the figure is an affiliate or that any person whose holdings are included in the figure is not an affiliate, and any such admission is hereby disclaimed. The information provided is solely for the record keeping purposes of the Securities and Exchange Commission.

         As of April 11, 2003, 32,717,478 shares of the registrant's common stock were outstanding.

         Transitional Small Business Disclosure Formats (check one):

         Yes ___   No _X_


                       DOCUMENTS INCORPORATED BY REFERENCE

         None.

                    PRIVATE SECURITIES LITIGATION REFORM ACT

                  The information contained in this Annual Report on Form 10-KSB and in other public statements by the Company and Company officers or directors includes or may contain certain forward-looking statements. The words "may," "will," "expect," "anticipate," "believe," "continue," "estimate," "project," "intend," and similar expressions used in this Report are intended to identify forward-looking statements within the meaning of Section 27A of the U.S. Securities Act of 1933 and Section 21E of the U.S. Securities Exchange of 1934. You should not place undue reliance on these forward-looking statements, which speak only as of the date made. We undertake no obligation to publicly release the result of any revision of these forward-looking statements to reflect events or circumstances after the date they are made or to reflect the occurrence of unanticipated events. You should also know that such statements are not guarantees of future performance and are subject to risks, uncertainties and assumptions. Many of these risks and uncertainties are set forth under the caption "RISK FACTORS" in Item I of this Report. Should any of these risks or uncertainties materialize, or should any of our assumptions prove incorrect, actual results may differ materially from those included within the forward-looking statements.

PART I

ITEM 1. DESCRIPTION OF BUSINESS

BUSINESS DEVELOPMENT

         Continental Southern Resources, Inc., formerly known as Expression Graphics, Inc. is a Nevada corporation formed on January 13, 2000. Our offices are located at 111 Presidential Boulevard, Suite 158A, Bala Cynwyd, PA 19004;
(610) 771-0680. Unless the context otherwise requires, references to the "Company", "CSOR", "we", "us" or "our", mean Continental Southern Resources, Inc. or any of our consolidated subsidiaries.

         From the date of our formation through February 2002, we were engaged in the business of marketing and selling graphics media products such as symbols, logos, pictures, signs and business advertisements, over the Internet. In February, 2002, we experienced a change in management and began to implement a new business plan. We are presently engaged in the business of acquiring, exploring, and developing domestic natural gas and oil properties.

GENERAL
         We are in the oil and gas exploration and development business. We target high-potential oil and gas assets primarily in the Mississippi, Louisiana, Texas and other traditional oil producing states in the southwestern United States and Thailand. Our operations are focused on exploration activities to find and evaluate prospective oil and gas properties and providing capital to participate in these projects. We participate in projects directly, through our consolidated subsidiaries, and as equity participants in limited partnerships.


         We are generally not involved as the operator of the projects in which we participate. Instead, we rely on third parties for drilling, delivering any gas or oil reserves that are discovered, and assisting us in the negotiation of all sales contracts with such purchasing parties. With the assistance of such third parties, we plan to explore and develop these prospects and sell on the open market any gas or oil that we discover. We rely on Touchstone Resources

USA, Inc. to assist and advise us regarding the identification and leasing of properties on favorable terms. We also rely upon Touchstone Resources USA, Inc. to provide us with additional reserve assessment analysis and engineering services in connection with the exploration and development of our prospects. Touchstone Resources USA, Inc. has a significant level of experience in exploring and developing gas and oil properties in the regions where our prospects are located. This strategy is intended to reduce the level of overhead and capital expenditures required to maintain drilling and production operations

         Our strategy also includes selling all or part of our interests in various partnerships or all or part of leasehold interests we own to realize immediate proceeds and limit or eliminate future risk associated with such projects. In January 2003, we sold our limited partnership interest CSR-WAHA Partners, L.P. and in March 2003, we entered into an agreement to sell between 10% and 20% of our partnership interest in Knox Miss. Partners, L.P.

         To date all of our revenues have been derived from our share of sales of oil and gas reserves in our various projects.

EGI LOUISIANA, INC.- HELL HOLE BAYOU PROSPECT

         Between February and August 2002, we acquired, through our subsidiary EGI Louisiana, Inc., an approximate 37.9% gross working interest and an additional 10% back in interest in Louisiana State Lease Numbers 16141, 16142 and 17289 in Hell Hole Bayou, an exploration project located in Vermillion Parish, Louisiana, and the associated prospect, for an aggregate purchase price of $10,083,000 plus other capitalized cost totaling $2,532,804. We acquired these assets through various lease holders including an assignment from Touchstone Resources USA, Inc. of rights under two Purchase and Sale Agreements between Touchstone Resources USA, Inc. and SKH Management, L.P., each dated February 17, 2002. Touchstone Resources USA, Inc. retained an approximate 20% interest in the net profits, if any, which we ultimately realize from our working interest in the project.

         The Hell Hole Bayou Prospect is subject to the terms and conditions of an A.A.P.L. Form 610- Model form Operating Agreement. During 2002, we incurred approximately $2,532,804 of drilling costs and in January 2003, paid and additional $1,294,540 for our share of 2003 drilling costs. We remain subject to additional Authorizations for Expenditures ("AFE") invoices for additional costs. In April 2003, the State Lease 16141 No. 2 well was determined to be a dry hole. As leases 16141 and 16142 are past primary term and held by operations at the present time, the leases will terminate on or about July 14, 2003 unless further operations are commenced. Depending on management's exploration plans, the total AFE of a new well on this prospect could cost between $4,000,000 and $8,000,000, of which the Company's share is approximately 38%. If the other owners of the working interests do not fulfill their share of such expenses, we may be precluded from continuing the drilling or be required to provide funding in excess of our proportionate share to protect our interest. In the event that exploration on a new well is not commenced by on or about July 14, 2003 and the drilling rights related to leases 16141 and 16142 expire, we will record a loss of our entire investment in Leases 16141 and 16142 amounting to an estimated $7,600,000.

KNOX MISS. PARTNERS, L.P.  -MISSISSIPPI PROSPECTS

         In March 2002, we acquired the sole limited partnership interest in Knox Miss. Partners, L.P., a Delaware limited partnership ("Knox Miss."). Knox Miss. was formed to acquire interests in gas, oil and mineral leases of properties located in Mississippi. We also acquired controlling voting membership interests in Knox Miss. LLC, the general partner of Knox Miss. which entitle us to appoint the managers of Knox Miss. LLC. Currently, we are the sole manager. As of December 31, 2002 we had contributed $3,845,000 to Knox Miss. The Partnership Agreement of Knox Miss. provides for any distribution of profits to be allocated 99% to the limited partners and 1% to the general partner until all capital has been returned to the partners. Thereafter, such distributions are allocated 80% to the limited partners and 20% to the general partner. In March 2003, we entered into an agreement to sell between 10% and of our partnership interest in Knox Miss. Partners, L.P.

            During 2002, Knox Miss. Partners, L.P. entered into three exploration agreements, two with the vendors of the 50% share in the Mississippi leasehold, and the third with Clayton Williams Energy, Inc. upon their acquisition of the remaining 50% of the Mississippi leasehold. The first two exploration agreements have been largely superseded by the third exploration agreement with Clayton Williams Energy, Inc. The exploration agreements contain an Area of Mutual Interest, within which we are both obligated to offer a proportionate share of any acreage acquired, and entitled to an election to acquire a proportionate share of the acreage acquired by the other party subject to the exploration agreement.

PHT PARTNERS, L.P.-THAILAND PROSPECT

         On June 26, 2002, we entered into a limited partnership agreement with PHT Gas, LLC to form PHT Partners, L.P. ("PHT"). PHT Gas, LLC serves as the general partner of PHT. We were initially the sole limited partner and currently have a 94.9% limited partnership interest in PHT. We have made capital contributions to PHT in the aggregate amount of $1,150,000. PHT acquired 883 of the 4,100 outstanding membership interests in APICO, LLC. APICO, LLC's primary business is to farm-in certain concessions in the Phu Horm Gas Field Project located in the Kingdom of Thailand and controlled by Amerada Hess (Thailand) Limited (the "Thailand Prospect"). APICO, LLC plans to acquire additional property interests and other rights in these concessions, to participate in exploring these concessions, and to develop and operate oil and gas wells in these concessions. Distribution of any profits of PHT are allocated 99% to the limited partners and 1% to the general partner until all capital has been returned to the partners. Thereafter, such distributions are allocated 80% to the limited partners and 20% to the general partners. PHT is subject to capital calls in connection with its investment in APICO. If PHT fails to meet any such capital call, we may lose all or part of our interest in APICO.

LOUISIANA SHELF PARTNERS, L.P.-CAMERON PARISH LOUISIANA PROSPECT

            On December 31, 2002, we purchased a 24% limited partnership interest in Louisiana Shelf Partners, L.P., a Delaware limited partnership ("Louisiana Shelf"), for which LS Gas, LLC serves as the general partner. We have made capital contributions to PHT in the aggregate amount of $661,500.
Louisiana Shelf owns a leasehold interest in 1,130.02 acres in East Cameron Block 4, Cameron Parish, Louisiana and certain seismic data related thereto in offshore oil fields. Louisiana Coastal, Inc. serves as the operator of this project. Distribution of any profits of Louisiana Shelf are allocated 99% to the limited partners and 1% to the general partner until all capital has been returned to the partners. Thereafter, such distributions are allocated 60% to the limited partners and 40% to the general partner. We are subject to capital calls to meet the reasonable capital requirements of Louisiana Shelf.

DRILLING, EXPLORATION AND PRODUCTION ACTIVITIES

         Following is a discussion of our significant drilling, exploration and production activities during 2002.

MISSISSIPPI

         During 2002, our subsidiary Knox Miss Partners entered into an agreement with an industry participant to explore and develop an area of mutual interest in the Black Warrior Basin of Mississippi, targeting the Deep Knox formations. Under the agreement, we purchased a 50% interest in approximately 43,000 acres within the area of mutual interest and acquired the rights to utilize certain 2-D seismic data and other geological and engineering data. We recorded a total cost of $2.83 million for the acreage covered by the agreement. In addition to the forgoing acquisition costs, we spent $1.65 million in the Black Warrior Basin in 2002 to acquire and process seismic data and to lease approximately 14,000 additional net acres in this area.

HELL HOLE BAYOU PROSPECT-VERMILION PARISH, LOUISIANA

         During 2002, our subsidiary, EGI-Louisiana, Inc. acquired working interest in a drilling well in Vermilion Parish through multiple acquisitions. Target zones included the Middle and Lower Miocene zones, and the Discorbis B-30 sand. The well was not completed as a producer. A sidetrack operation was completed during April 2003 and was determined to be a dry hole. The following table sets forth certain information about our well activities in Vermilion Parish, Louisiana, subsequent to December 31, 2001.

WELL NAME                           WORKING INTEREST          CURRENT STATUS
----------------------------------------------------------------------------
S.L. 16141 No. 2                    37.9%                               Dry

As the lease is past primary term and held by operations at the present time, the lease will terminate on or about July 14, 2003 unless further operations are commenced. Depending on management's exploration plans, the total AFE of a new well on this prospect could cost between $4,000,000 and $8,000,000, of which the Company's share is approximately 38%. If the other owners of working interests do not fulfill their share of such expenses, we may be precluded from continuing the drilling or be required to provide funding in excess of our proportionate share to protect our interest. In the event that exploration on a new well is not commenced by on or about July 14, 2003 and the drilling rights expire, the Company will record a loss of its entire investment in Leases 16141 and 16142 amounting to an estimated $7,600,000.

CAMERON PARISH, LOUISIANA

         Louisiana Shelf acquired leasehold interests consisting of 1130.02 acres in East Cameron Block 4, along with certain seismic data. The leasehold is considered to contain multiple targets in the form of primary shallow and secondary deep reserves located in offshore oil fields. The first well for West Cameron Block 17 has been permitted. The well is expected to reach total depth and test in May 2003.

KHORAT PLATEAU, THAILAND

         In 2002 PHT purchased 21.54% of Apico, L.L.C. Apico holds a percentage of a farm-in agreement with Amerada Hess-Thailand Limited. The farm-in acreage is located on the Khorat Plateau, Thailand. The initial well drilled on the acreage was not capable of production. The following table sets forth certain information about our well activities on the Khorat Plateau, Thailand subsequent to December 31, 2001.

WELL NAME                           WORKING INTEREST     CURRENT STATUS
-------------------------------------------------------------------------------
Phu Horm 3                                  10.22%       temporarily abandoned

         In April 2003, Apico, LLC began to redrill the acreage utilizing an underbalanced drilling program. Depending upon the results of the completion of this well, we may drill additional wells in this area in 2003.

         We do not attempt to forecast our potential success rate on exploratory drilling. Accordingly, the current estimate of expenditures in this area does not include any completion costs that may be incurred to complete successful exploratory wells. Under current economic conditions, we presently plan to spend approximately $8 million on exploration and drilling activities during 2003. We may increase or decrease our planned activities for 2003, depending upon drilling results, product prices, the availability of capital resources, and other factors affecting the economic viability of such activities.

COMPETITION

         The petroleum and natural gas industry is highly competitive. Numerous independent oil and gas companies, oil and gas syndicates and major oil and gas companies actively seek out and bid for oil and gas properties as well as for the services of third party providers, such as drilling companies, upon which we rely. A substantial number of our competitors have longer operating histories and substantially greater financial and personnel resources than we do. Many of these companies not only explore for, produce and market petroleum and natural gas, but also carry out refining operations and market the resultant products on a worldwide basis. Such larger or vertically integrated competitors may be in a position to outbid us for particular prospect rights. Our main competitors in South Louisiana are Devon Energy Corporation ("Devon"), Union Oil Company of California ("Unocal") and Dominion Exploration & Production, Inc. ("Dominion"). In Mississippi, our main competitors are TotalFinaElf ("TFE") and Devon.

         The petroleum and natural gas producers also compete with other suppliers of energy and fuel to industrial, commercial and individual customers. Competitive conditions may be substantially affected by various forms of energy legislation and/or regulation considered from time to time by the government (and/or agencies thereof) of the United States and other factors out of our control including, international political conditions, overall levels of supply and demand for oil and gas, and the markets for synthetic fuels and alternative energy sources.

REGULATION

         The exploration, production and sale of oil and gas are extensively regulated at both the federal and state levels. Applicable legislation is under constant review for amendment or expansion. These efforts frequently result in an increase in the regulatory burden on companies in our industry and consequently an increase in the cost of doing business and decrease in profitability. Numerous federal and state departments and agencies are authorized to, and have issued rules and regulations imposing additional burdens on the oil and gas industry that often are costly to comply with and carry substantial penalties for failure to comply. Production operations are affected by changing tax and other laws relating to the petroleum industry, by constantly changing administrative regulations and possible interruptions or termination by government authorities.

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

         State regulatory authorities have established rules and regulations requiring permits for drilling operations, drilling bonds and reports concerning operations. The states in which we operate have statutes and regulations governing various environmental and conservation matters, including the unitization or pooling of oil and gas properties and establishment of maximum rates of production from oil and gas wells. Many states also restrict production to the market demand for oil and gas. Such statutes and regulations may limit the rate at which oil and gas could otherwise be produced from our properties.

         In addition to royalties paid to feehold owners, each state generally imposes a production or severance tax with respect to production and sale of crude oil, natural gas and natural gas liquids within their respective jurisdictions. For the most part, state production taxes are applied as a percentage of production or sales.

ENVIRONMENTAL

         Our operations are also subject to a variety of constantly changing federal, state, local and international laws and regulations governing the discharge of materials into the environment or otherwise relating to environmental protection. Significant fines and penalties may be imposed for the failure to comply with environmental laws and regulations. Some environmental laws provide for joint and several strict liability for remediation of releases of hazardous substances, rendering a person liable for environmental damage without regard to negligence or fault on the part of such person. In addition, we may be subject to claims alleging personal injury or property damage as a result of alleged exposure to hazardous substances, such as oil and gas related products or for other reasons.

         Some environmental protection laws and regulations may expose us to liability arising out of the conduct of operations or conditions caused by others, or for acts which were in compliance with all applicable laws at the time the acts were performed. Changes in the environmental laws and regulations, or claims for damages to persons, property, natural resources or the environment, could result in substantial costs and liabilities to us. These laws and regulations may substantially increase the cost of exploring for, developing, producing or processing oil and gas and may prevent or delay the commencement or continuation of a given project and thus generally could have a material adverse effect upon our capital expenditures, earnings, or competitive position. We believe that we are in substantial compliance with current applicable environmental laws and regulations, and the cost of compliance with such laws and regulations has not been material and is not expected to be material during the next fiscal year. Nevertheless, changes in existing environmental laws and regulations or in the interpretations thereof could have a significant impact on the oil and gas industry in general.

         The United States Oil Pollution Act of 1990 ("OPA `90"), and similar legislation enacted in Texas, Louisiana and other coastal states, addresses oil spill prevention and control and significantly expands liability exposure across all segments of the oil and gas industry. OPA `90 and such similar legislation and related regulations impose on us a variety of obligations related to the prevention of oil spills and liability for damages resulting from such spills. OPA `90 imposes strict and, with limited exceptions, joint and several liability upon each responsible party for oil removal costs and a variety of other public and private damages.

         The Comprehensive Environmental Response, Compensation, and Liability Act ("CERCLA") imposes liability, without regard to fault or the legality of the original conduct, on certain classes of persons that are considered to have contributed to the release of a "hazardous substance" into the environment. These persons include the owner or operator of the disposal site or the site where the release occurred and companies that disposed or arranged for the disposal of the hazardous substances at the site where the release occurred. Under CERCLA, such persons may be subject to joint and several liability for the costs of cleaning up the hazardous substances that have been released into the environment and for damages to natural resources, and it is not uncommon for neighboring landowners and other third parties to file claims for personal injury and property damage allegedly caused by the hazardous substances released into the environment or for other reasons. Although we do not serve as the operator of any of our projects, if the operators of our projects fail to comply with applicable environmental regulations may, in certain circumstances, be attributed to us.

         State water discharge regulations and federal waste discharge permitting requirements adopted pursuant to the Federal Water Pollution Control Act prohibit or are expected in the future to prohibit the discharge of produced water and sand and some other substances related to the oil and gas industry, into coastal waters. Although the costs to comply with such mandates under state or federal law may be significant, the entire industry will experience similar costs, and we do not believe that these costs will have a material adverse impact on our financial condition and operations.

OPERATIONAL HAZARDS AND INSURANCE

         Our operations are subject to particular hazards incident to the drilling and production of oil and gas, such as blowouts, cratering, explosions, uncontrollable flows of oil, gas or well fluids, fires and pollution and other environmental risks. These hazards can cause personal injury and loss of life, severe damage to a destruction of property and equipment, pollution or environmental damage and suspension of operation.

         We are not an operator of oil and gas properties. In the projects in which we own a non-operating interest directly or own an equity interest in a limited partnership which owns a non-operating interest, the operator for the prospect maintains insurance of various types to cover our operations with policy limits and retention liability customary in the industry. We believe the coverage and types of insurance are adequate. The occurrence of a significant adverse event, the risks of which are not fully covered by insurance, could have a material adverse effect on our ownership interests and thereby financial condition and results of operations.

EMPLOYEES

         We currently have one employee who serves as our President and Chief Executive Officer. We utilize the services of approximately five (5) consultants who provide, among other things, technical support and accounting services to the Company. We do anticipate retaining additional personnel during 2003.

RISK FACTORS

         The following material risk factors, among others, may affect the Company's financial condition and results of operations.

         ACQUIRING INTERESTS IN PROPERTIES TO EXPLOIT THE NATURAL GAS RESERVES OF SUCH PROPERTIES IS SPECULATIVE IN NATURE AND MAY NOT EVER RESULT IN ANY OPERATING REVENUES OR PROFITS.

         There is no assurance that we will discover oil and gas in commercial quantities in any of our current properties or properties we acquire in the future. Our success depends upon our ability to acquire working and revenue interests in properties upon which gas and oil reserves are ultimately discovered. We do not have an established history of locating and developing properties that have gas and oil reserves. We expect to ultimately derive the cash flow necessary to fund our operations from the oil and gas produced form our leased properties and/or the sale of our leased properties. As of the date of this report, none of our leased properties have generated significant operating revenues and we have not sold any of our interests in our leased properties.

         OUR ABILITY TO PRODUCE SUFFICIENT QUANTITIES OF OIL AND GAS FROM OUR PROPERTIES MAY BE ADVERSELY AFFECTED BY A NUMBER OF FACTORS OUTSIDE OF OUR CONTROL. IF WE ARE UNABLE TO PRODUCE OIL AND/OR GAS FROM OUR PROPERTIES IN COMMERCIAL QUANTITIES, OUR OPERATIONS WILL BE SEVERELY AFFECTED.

         Our business of exploring for and producing oil and gas involves a substantial risk of investment loss. Drilling oil and gas wells involves the risk that the wells may be unproductive or that, although productive, do not produce oil and/or gas in economic quantities. Other hazards, such as unusual or unexpected geological formations, pressures, fires, blowouts, loss of circulation of drilling fluids or other conditions may substantially delay or prevent completion of any well. Adverse weather conditions can also hinder drilling operations. A productive well may become uneconomic if water or other deleterious substances are encountered, which impair or prevent the production of oil and/or gas from the well. In addition, production from any well may be unmarketable if it is impregnated with water or other deleterious substances. As with any petroleum property, there can be no assurance that oil and gas will be produced from the properties in which we have interests. In addition, the marketability of oil and gas which may be acquired or discovered, is affected by numerous factors beyond our control. These factors include the proximity and capacity of oil and gas pipelines and processing equipment, market fluctuations of prices, taxes, royalties, land tenure, allowable production and environmental protection. We cannot predict how these factors have adversely affected our business.

         IF WE ARE UNABLE TO DRILL AND COMPLETE PRODUCING WELLS ON CERTAIN OF OUR LEASEHOLD ACREAGE, INCLUDING THE HELL HOLE BAYOU, WE WILL LOSE SUCH LEASEHOLD RIGHTS WHICH WILL RESULT IN THE LOSS OF OUR ENTIRE INVESTMENT IN SUCH LEASE.

         Our ability to retain certain of our leasehold acreage, including our interest in the Hell Hole Bayou, depends on our ability to drill and complete wells as producers. Leases that are held past the primary term of such lease are held "by operations". In order to maintain rights in leases held by operations, a leaseholder must drill and complete wells which are capable of production. For this reason , our interst in Hell Hole Bayou prospect may become impaired. Specifically, State Lease No. 16141 No. well was drilled to total depth as a dry hole. Thereafter, a sidetrack was drilled as a dry hole. As the lease is past primary term and held by operations at the present time, the lease will terminate on or about July 14, 2003 unless further operations are commenced. In order to commence further operations, we estimate that the participants in the prospect will be required to fund between $4,000,000 and $8,000,000 of expenditures, of which we would be responsible for approximately 38%. We cannot assure you that we or the other participants in the project will have the financial ability to fund this potential commitment. If the other owner of working interests do not fulfill their share of such expenses, we may be precluded from continuing the drilling or be required to providing funding in excess of our proportionate share to protect our interest. In the event that exploration on a new well is not commenced by on or about July 14, 2003 and the drilling rights expire, we will record a loss of our entire investment in Leases 16141 and 16142 amounting to an estimated $7,600,000.

         OUR OPERATIONS ARE EXTREMELY DEPENDENT ON OTHER COMPANIES AND OTHER SERVICE PROVIDERS OVER WHICH WE HAVE NO CONTROL.

         The success of our business is almost entirely dependent on the efforts of various third parties which we do not control. For example, we rely upon various companies, such as Touchstone Resources USA, Inc. to assist us in identifying desirable gas and oil prospects to acquire and provide us with technical assistance and services. We also rely upon the services of geologists, geophysicists, chemists, engineers and other scientists to explore and analyze our prospects to determine a method in which the prospects may be developed in a cost-effective manner. In addition, we rely upon the owners and operators of oil rigs and drilling equipment to drill and develop our prospects to production. Although we have developed relationships with a number of third party service providers, we can not assure that we will be able to continue to rely on such persons. If any of these relationships with third party service providers are terminated or are unavailable on terms that are favorable to us, then we will not be able to execute our business plan.

         IN THE EVENT WE ARE UNABLE TO IDENTIFY ADDITIONAL GAS AND OIL PROSPECTS IN WHICH WE CAN ACQUIRE AN INTEREST AT AN AFFORDABLE PRICE, WE MAY NOT BE ABLE TO SUSTAIN OUR CURRENT GROWTH RATE AND SPREAD RISK.

         One element of our strategy is to continue to grow and spread risk through selected acquisitions of leasehold or other ownership interests in gas and oil prospects. If we are unable to execute this aspect of our strategy in a timely manner, we may not be able to limit our risks and our operations may be adversely affected. We cannot assure you that:

o we will be able to identify desirable gas and oil prospects and acquire leasehold or other ownership interests in such prospects at a desirable price;

o any completed, currently planned, or future acquisitions of ownership interests in gas and oil prospects will include prospects that contain proven gas or oil reserves;

o we will have the ability to develop prospects which contain proven oil reserves to the point of production;

o we will have the financial ability to consummate additional acquisitions of ownership interests in gas and oil prospects or to develop the prospects which we acquire to the point of production; or

o that we will be able to consummate such additional acquisitions on terms favorable to us.


         MARKET FLUCTUATIONS IN THE PRICES OF OIL AND GAS COULD ADVERSELY AFFECT THE PRICE AT WHICH WE CAN SELL ANY GAS OR OIL DISCOVERED ON OUR LEASED PROPERTIES.

         Market fluctuations in the prices of oil and gas can adversely effect the price that we can sell gas and oil discovered on our leased properties. In recent decades, there have been periods of both worldwide over production and underproduction of hydrocarbons and periods of both increased and relaxed energy conservation efforts. These conditions have resulted in periods of excess supply of, and reduced demand for, crude oil on a worldwide basis and for natural gas on a domestic basis. These periods have been followed by periods of short supply of, and increased demand for, crude oil and, to a lesser extent, natural gas. The excess or short supply of gas and crude oil has placed pressures on prices and has resulted in dramatic price fluctuations, even during relatively short periods of seasonal market demand. We cannot predict with any degree of certainty future oil and natural gas prices. Changes in oil and natural gas prices significantly affect our revenues, operating results, profitability and the value of our oil and gas reserves. We do not currently engage in any hedging program to mitigate our exposure to fluctuation in oil and gas prices.

         IF WE ARE UNABLE TO GENERATE ADDITIONAL FINANCING, WE WILL NOT BE ABLE TO ADEQUATELY FUND OUR EXISTING DEVELOPMENT AND EXPLORATION PROJECTS OR ACQUIRE ADDITIONAL OIL AND GAS INTERESTS.

         We do not have an adequate amount of cash on hand or other working capital resources to adequately fund our development and exploration projects. In the past, we have relied on the sale of our debt and equity securities to fund the acquisition, exploration and development of our petroleum properties. In order to continue funding these projects and to have the ability to fund additional projects, we will need to raise additional capital. We cannot assure you that additional funding will be available to us for exploration and development of our projects or to fulfill our obligations under any agreements.

We also cannot assure you that we will be able to generate sufficient operating cash flow or obtain adequate financing in the future or that the terms of any such financing will be favorable. Failure to generate such additional operating cash flow or obtain such additional financing could result in delay, postponement or cancellation of further exploration and development of our projects with the possible loss of such properties.

         IF THE OPERATOR OF A PROSPECT IN WHICH WE PARTICIPATE DOES NOT MAINTAIN OR FAILS TO OBTAIN ADEQUATE INSURANCE, OUR INTEREST IN SUCH PROSPECT COULD BE MATERIALLY AND ADVERSELY AFFECTED.

         Oil and gas operations are subject to particular hazards incident to the drilling and production of oil and gas, such as blowouts, cratering, explosions, uncontrollable flows of oil, gas or well fluids, fires and pollution and other environmental risks. These hazards can cause personal injury and loss of life, severe damage to and destruction of property and equipment, pollution or environmental damage and suspension of operation.

         We are not an operator of oil and gas properties. In the projects in which we own a non-operating interest directly or own an equity interest in a limited partnership which owns a non-operating interest, the operator for the prospect maintains insurance of various types to cover our operations with policy limits and retention liability customary in the industry. We believe the coverage and types of insurance are adequate. The occurrence of a significant adverse event which is not fully covered by insurance, could result in the loss of our total investment in a particular prospect which could have a material adverse effect on our financial condition and results of operations.

         WE DO NOT RETAIN LEGAL COUNSEL TO EXAMINE TITLE. WE DEPEND ON THE JUDGMENT OF OIL AND GAS LEASE BROKERS AND THE OPERATORS OF WELLS TO ENSURE THAT THERE ARE NO MATERIAL TITLE DEFICIENCIES IN THE PROPERTIES WE LEASE. TITLE DEFICIENCIES COULD RENDER A LEASE WORTHLESS WHICH WOULD HAVE A MATERIAL ADVERSE AFFECT ON OUR BUSINESS AND OPERATIONS.

         We purchase working and revenue interests in oil and gas leasehold interests. The existence of a material title deficiency can render a lease worthless and can result in a large expense to our business. It is our practice in acquiring oil and gas leases or undivided interests in oil and gas leases not to undergo the expense of retaining lawyers to examine the title to the mineral interest to be placed under lease or already placed under lease. Rather, we rely upon the judgment of oil and gas lease brokers or landmen who perform the field work in examining records in the appropriate governmental office before attempting to place under lease a specific mineral interest. This is customary practice in the oil and gas industry. Prior to the drilling of an oil and gas well, however, it is the normal practice in the oil and gas industry for the person or company acting as the operator of the well to obtain a preliminary title review of the spacing unit within which the proposed oil and gas well is to be drilled to ensure there are no obvious deficiencies in title to the well. We do not anticipate that we, or the person or company acting as operator of the wells located on the properties which we intend to lease, will obtain counsel to examine title to such spacing unit until the well is about to be drilled. As a result of such examinations, certain curative work may have to be performed to correct deficiencies in the marketability of the title, and such curative work entails expense. The work might include obtaining affidavits of heirship or causing an estate to be administered. It does happen, from time to time, that the examination made by the title lawyers reveals that the oil and gas lease or leases are worthless, having been purchased in error from a person who is not the owner of the mineral interest desired. In such instances, the amount paid for such oil and gas lease or leases is generally lost. If we were to lose the amount paid for any such oil and gas lease, such loss would have a material adverse effect on our business. Since we do not intend to retain title lawyers in connection with our acquisitions, the risk of such losses in our operations is increased.

         THE OIL AND GAS EXPLORATION INDUSTRY IS EXTREMELY COMPETITIVE, WHICH MAY ADVERSELY AFFECT OUR PROFITABILITY.

         The oil and gas industry is intensely competitive and we compete with other companies which have longer operating histories and greater financial and other resources than we do. Many of these companies not only explore for and produce crude oil and natural gas but also carry on refining operations and market petroleum and other products on a worldwide basis. These competitors can sustain longer periods of reduced prices of gas and oil and have the resources to actively reduce prices to force us out of the market. These competitors may also be in a better position to outbid us to purchase a particular interest in oil and gas properties.

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

            WE HAVE HAD OPERATING LOSSES AND LIMITED REVENUES TO DATE AND DO NOT EXPECT TO BE PROFITABLE IN THE FORESEEABLE FUTURE.

            We have been operating at a loss each year since our inception, and we expect to continue to incur substantial losses for at least the foreseeable future. Net loss applicable to common stockholders for the year ended December 31, 2002 was $8,671,142. We also have limited revenues to date. Revenues for the years ended December 31, 2001 and 2002 were $390 and $16,142, respectively. Further, we may not be able to generate significant revenues in the future. In addition, we expect to incur substantial operating expenses in connection with our gas and oil exploration activities. As a result, we expect to continue to experience negative cash flow for at least the foreseeable future and cannot predict when, or even if, we might become profitable.

            WE OWE APPROXIMATELY $5,770,000 TO THIRD PARTIES; IF WE ARE UNABLE TO SATISFY THIS INDEBTEDNESS, OUR BUSINESS WILL BE ADVERSELY AFFECTED.

            As of the date of this report, we had indebtedness to third parties in the aggregate amount of approximately $5,770,000. This indebtedness consists primarily of a secured convertible promissory note in the principal amount of $1,500,000 which matures on October 31, 2003, unsecured convertible promissory notes in the principal amount of $1,550,000 due October 15, 2005 and $1,200,000 notes of Knox Miss due June 30, 2003. If the convertible promissory notes are converted into shares of our common stock, then we will no longer have cash liability related to these convertible promissory notes. However, the presence of this indebtedness may have a negative effect on our ability to obtain additional financing. If we do not have adequate funds on hand at the maturity dates of these convertible promissory notes and other notes and are obligated to repay these such notes, then we will require significant additional funding if we are unable to restructure or otherwise delay our obligation to satisfy this indebtedness. We are not certain that alternative financing will be available to us on acceptable terms or at all. In addition, if we are unable to repay the secured convertible promissory note in the principal amount of $1,500,000, then the lender has the right to foreclose on our assets in order to satisfy this indebtedness. Any such action would adversely affect our operations.

            OUR  EXISTING   STOCKHOLDERS  WILL  EXPERIENCE   DILUTION  OF  THEIR
OWNERSHIP  INTERESTS  DUE TO THE  ISSUANCE  OF  ADDITIONAL  SHARES OF OUR COMMON
STOCK.

         We may in the future issue our previously authorized and unissued securities which will result in the dilution of the ownership interests of our present stockholders. We are currently authorized to issue 150,000,000 shares of common stock and 10,000,000 shares of preferred stock with such designations, preferences and rights as determined by our board of directors. As of the date of this report, we have issued 32,717,478 shares of common stock . In addition, there are outstanding warrants, options and convertible promissory notes exercisable or convertible, as applicable, into approximately 2,800,000 additional shares of our common stock. Some of these securities contain anti-dilution provisions which will result in the issuance of additional shares in the event we sell additional shares of our common stock at prices less than the applicable conversion price. Issuance of these shares of common stock will substantially dilute the ownership interests of our existing stockholders. The potential issuance of such additional shares of common stock may create downward pressure on the trading price of our common stock which in turn, will require us to issue additional shares to raise funds through sales of our securities. We may also issue additional shares of our stock in connection with the hiring of personnel, future acquisitions, future private placements of our securities for capital raising purposes, or for other business purposes. This will further dilute the interests of our existing holders.

         THERE IS NO SIGNIFICANT TRADING MARKET FOR OUR COMMON STOCK.

         Our common stock is not eligible for trading on any national or regional securities exchange or the Nasdaq Stock Market. Our common stock is eligible for trading in the OTC Bulletin Board. This market tends to be substantially more illiquid than national securities exchanges or the Nasdaq Stock Market. There is not an active trading market for our common stock. We are not certain that an active trading market in our common stock will develop, or if such a market develops, that it will be sustained.

         WE DO NOT INTEND TO PAY DIVIDENDS IN THE FORESEEABLE FUTURE.

         We have never declared or paid a dividend on our common stock. We intend to retain earnings, if any, for use in the operation and expansion of our business and, therefore, do not anticipate paying any dividends in the foreseeable future.

         THERE IS NO SIGNIFICANT TRADING MARKET FOR OUR COMMON STOCK.

         Our common stock is not eligible for trading on any national or regional securities exchange or the Nasdaq Stock Market. Our common stock is eligible for trading on the OTC Bulletin Board. This market tends to be substantially more illiquid than national securities exchanges or the Nasdaq Stock Market. There is not an active trading market for our common stock. We are not certain that an active trading market in our common stock will develop, or if such a market develops, that it will be sustained.

         APPLICABLE SEC RULES GOVERNING THE TRADING OF "PENNY STOCKS" LIMITS THE TRADING AND LIQUIDITY OF OUR COMMON STOCK WHICH MAY AFFECT THE TRADING PRICE OF OUR COMMON STOCK.

         Our common stock currently trades on the OTC Bulletin Board. Since our common stock continues to trade below $5.00 per share, our common stock is considered a "penny stock" and is subject to SEC rules and regulations which impose limitations upon the manner in which our shares can be publicly traded. These regulations require the delivery, prior to any transaction involving a penny stock, of a disclosure schedule explaining the penny stock market and the associated risks. Under these regulations, certain brokers who recommend such securities to persons other than established customers or certain accredited investors must make a special written suitability determination for the purchaser and receive the purchaser's written agreement to a transaction prior to sale. These regulations have the effect of limiting the trading activity of our common stock and reducing the liquidity of an investment in our common stock.

         THE TRADING PRICE OF OUR COMMON STOCK MAY BE VOLATILE.

         The trading price of our shares has from time to time fluctuated widely and in the future may be subject to similar fluctuations. The trading price may be affected by a number of factors including the risk factors set forth in this Report as well as our operating results, financial condition, announcements or drilling activities, general conditions in the oil and gas exploration and development industry, and other events or factors. In addition, we have agreed to file a registration statement to permit the public resale of shares of common stock issuable to Trident upon conversion of convertible note and warrants, and certain other of our outstanding securities. The influx of such a substantial number of shares into the public market could have significant negative effect on the trading price of our common stock. In recent years broad stock market indices, in general, and smaller capitalization companies, in particular, have experienced substantial price fluctuations. In a volatile market, we may experience wide fluctuations in the market price of our common stock. These fluctuations may have an extremely negative effect on the market price of our common stock.

ITEM 2. DESCRIPTION OF PROPERTY

OFFICE
         Our operational offices are located at 111 Presidential Boulevard, Suite 158A, Bala Cynwyd, PA 19004. We rent approximately 800 square feet of office space at a rate of approximately $1,700 per month.

OIL AND GAS PROPERTIES

         The following is a description of working and revenue interests which we own as of December 31, 2002.

         Our properties consist primarily of oil and gas wells and our ownership in leasehold acreage, both developed and undeveloped. At December 31, 2002, we had interests in two gross (.25 net) oil and gas wells and owned leasehold interests in 186538.70 gross (42670.67 net) undeveloped acres. The interest in these wells were held by our subsidiary CSR-Waha Partners, L.P., In January 2003, we sold our limited partnership interest in CSR-Waha to BPK Resources, Inc.

RESERVES

         As of the date of this report, we have no proved reserves.

EXPLORATION AND DEVELOPMENT ACTIVITIES

         We drilled, or participated in the drilling of two wells in the period from January 1, 2002 through December 31, 2002. One well was not capable of oil or gas production; the other was still drilling on December 31, 2002. The interest in the well which was capable of production was held by our subsidiary CSR-Waha Partners, L.P. In January 2003, we sold our limited partnership interest in CSR-Waha to BPK Resources, Inc.

         The information contained in the foregoing statement should not be considered indicative of future drilling performance, nor should it be assumed that there is any necessary correlation between the number of productive wells drilled and the amount of oil and gas that may ultimately be recovered by us.

         We do not own any drilling rigs, and all of our drilling activities are conducted by independent drilling contractors.

PRODUCTIVE WELL SUMMARY

         We have no productive wells at this time.

UNDEVELOPED ACREAGE

         The following table sets forth certain information regarding our undeveloped leasehold acreage as of December 31, 2002 in the areas indicated. This table excludes options to acquire leases and acreage in which our interest is limited to royalty, overriding royalty and similar interests.

AREA                                         GROSS            NET
-----                                       ------           ------
South Louisiana
         Vermilion Parish                  4,572.88        1,733.12
         Cameron Parish                    1,130.02         274.086
Khorat Plateau                            57,314.27       5,857.518
Black Warrior Basin,
     Mississippi                         123,290.50       34,805.95

     1,942.7 gross acres of the Vermilion Parish acreage are held by operations. In order to maintain our rights in leases held in operations. We are required to drill and complete productive wells. If production is not established from the State Lease 16141 No. 2 well or replacement, the State Lease 16141 leasehold and the right to earn the State Lease 16142 leasehold will terminate 90 days after the cessation of operations. The remainder of the leasehold expires in 2004 and 2005 in the absence of production.

         The undeveloped leasehold in Cameron Parish, Louisiana area expires in December 2005 in the absence of production. The undeveloped leasehold in the Khorat Plateau, Thailand area is held by production of the Phu Horm No. 1 well. The undeveloped leasehold in the Black Warrior Basin, Mississippi, generally expires in 2013. All leasehold acres in which Knox Miss Partners, L.P. is entitled to an assignment are included.

ITEM 3. LEGAL PROCEEDINGS

         The Company is not a party to any material pending legal proceeding nor is it aware of any proceeding contemplated by any governmental authority involving the Company.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         None.

                                     PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

         The Company's common stock currently trades on the OTC Bulletin Board under the symbol "CSOR". Prior to December 10, 2001, there was no public trading market for the Company's common stock. On December 10, 2001, the common stock became eligible for quotation in the "Pink Sheets." However, during the period from December 10, 2001 through December 31, 2001, there were no bid or ask prices quoted on our common stock. On February 27, 2002, the common stock became eligible for quotation on the OTC Bulletin Board. The following table sets forth the range of high and low bid prices per share of the Company's common stock for each of the calendar quarters identified below as reported by the OTC Bulletin Board. These quotations represent inter-dealer prices, without retail mark-up, markdown or commission, and may not represent actual transactions.

          2002:                                    HIGH           LOW
          ----                                     ----           ---

         Quarter ended December 31, 2002          $5.50           $4.05
         Quarter ended September 30, 2002           6.40           4.90
         Quarter ended June 30, 2002                6.25           3.00
         Quarter ended March 31, 2002               3.75           2.90


         The last price of the Company's common stock as reported on the OTC Bulletin Board on April 11, 2003 was $2.71 per share.

HOLDERS

         As of April 11, 2003 the number of stockholders of record of the Company's common stock was 66. The Company believes that there are a number of additional beneficial owners of its common stock who hold such shares in street name.

         DIVIDENDS

         The Company has not paid any cash dividends to date, and has no intention of paying any cash dividends on its common stock in the foreseeable future. The Company's Series A Preferred Stock and Series B Preferred Stock are subject to a cumulative 8% dividend. Unless the full amount of the forgoing dividends are paid in full, the Company can not declare or pay any dividend on its common stock. The declaration and payment of dividends is subject to the discretion of the Company's Board of Directors and to certain limitations imposed under Nevada corporate laws. The timing, amount and form of dividends, if any, will depend on, among other things, the Company's results of operations, financial condition, cash requirements and other factors deemed relevant by the Company's Board of Directors.

RECENT SALES OF UNREGISTERED SECURITIES

1. On November 14, 2002, the Company issued 76,923 shares of common stock to one accredited investor at a purchase price of $250,000 ($3.25 per share). The shares were issued in a private placement transaction exempt from the registration requirements of the Securities Act of 1933, as amended, pursuant to
Section 4(2) thereof and Rule 506 of Regulation D promulgated thereunder without payment of underwriting discounts or commissions to any person.

2. On November 5, 2002, the Company issued options to purchase 100,000 shares of common stock at an exercise price of $5.00 per share to each of the five directors of the Company. The options are fully vested and terminate on the earlier of two (2) years from the date of grant or three (3) months after cessation of service to the Company. The options were issued in a private placement transaction exempt from the registration requirements of the Securities Act of 1933, as amended, pursuant to Section 4(2) thereunder, without payment of underwriting discounts or commissions to any person.

3. On December 30, 2002, the Company issued 98,571 shares of Series B Preferred Stock to Lancer Offshore, Inc. and Michael Lauer, accredited investors and principal stockholders of the Company, in consideration of the conversion of an aggregate of $9,857,149 principal amount due under the Company's outstanding 8% promissory notes. The shares were issued in a private placement transaction exempt from the registration requirements of the Securities Act of 1933, as amended, pursuant to Section 4(2) thereof without payment of underwriting discounts or commissions to any person.

4. On January 15, 2003, the Company issued options to purchase 50,000 shares of common stock at an exercise price of $5.00 per share to Rhodes Ventures, S.A., a London based financial consulting firm. The options are immediately exercisable and terminate three (3) years from the date of grant. The options were issued in a private placement transaction exempt from the registration requirements of the Securities Act of 1933, as amended, pursuant to Section 4(2) thereunder, without payment of underwriting discounts or commissions to any person.

5. On March 24, 2003, the Company issued warrants to purchase 25,000 shares of common stock at an exercise price of $1.60 per share to Trident Growth Fund, L.P., a principal stockholder of the Company. The warrants were issued in consideration of Trident's waiving certain covenants set forth in the Company's outstanding $1,500,000 principal amount convertible promissory note. The warrants are immediately exercisable and terminate April 30, 2012. The warrants were issued in a private placement transaction exempt from the registration requirements of the Securities Act of 1933, as amended, pursuant to Section 4(2) thereunder, without payment of underwriting discounts or commissions to any person.

ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS

         This Management's Discussion and Analysis and other parts of this Report contain forward-looking statements that involve risks and uncertainties. All forward-looking statements included in this Report are based on information available to the Company on the date hereof, and the Company assumes no obligation to update any such forward-looking statements. The Company's actual results could differ materially from those anticipated in these forward-looking statements as a result of a number of factors, including those set forth in the Section captioned "RISK FACTORS" in Item 1 and elsewhere in this Report. The following should be read in conjunction with the audited financial statements of the Company and the notes thereto included elsewhere herein.

OVERVIEW

         We are in the business of acquiring, exploring and developing natural gas and oil properties. We have directly and, through our subsidiaries, indirectly acquired leasehold interests in prospects in Louisiana, Mississippi, Texas and Thailand. In the next twelve months, we intend to acquire additional ownership interests in properties located in Louisiana and Texas. With the assistance of various third parties, we plan to explore and develop these prospects and sell on the open market any gas or oil that we discover. We rely on Touchstone Resources USA, Inc. to assist and advise us regarding the identification and leasing of properties on favorable terms. We also rely upon Touchstone Resources USA, Inc. to provide us with additional reserve assessment analysis and engineering services in connection with the exploration and development of our prospects. Touchstone Resources USA, Inc. has a significant level of experience in exploring and developing gas and oil properties in the regions where our prospects are located.

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

         We intend to play an active role in evaluating prospects, and providing financial and other management functions with respect to the operations at each of our properties. As we intend to subcontract the performance of substantially all of the physical operations at our properties, we do not anticipate incurring a substantial amount of expenses related to the purchase of plant, machinery or equipment in connection with the exploration and development of our properties. Similarly, we do not anticipate any substantial increase in the number of persons which we employ.

BUSINESS STRATEGY

         Our strategy is to develop reserves and increase our cash flow through the exploration of our Louisiana and Mississippi prospects and through the selective acquisition of additional properties both offshore and onshore in these and other states. We consider our current leasehold portfolio to contain both high potential exploratory drilling prospects and lower risk exploitation and development drilling prospects. Prospects are identified, acquired, and developed through extensive geological and geophysical interpretation. Although our primary strategy is to grow our reserves through drilling, we anticipate making opportunistic acquisitions in Louisiana, Mississippi or Texas with exploratory potential and in core areas of operation with exploitation and development potential.

RESULTS OF OPERATIONS

FISCAL YEAR ENDED DECEMBER 31, 2002 AS COMPARED TO FISCAL YEAR ENDED DECEMBER 31, 2001

REVENUES

         We generated $16,142 of revenue during the fiscal year ended December 31, 2002 as compared to $390 during the fiscal year ended December 31, 2001. Revenues during 2002 consisted of oil and gas revenues from our interest in CSR-Waha Partners, L.P. We sold our interest on CSR-Waha Partners, L.P. in January, 2003.

OPERATING EXPENSES

         Operating expenses were $258,560, and unproved property impairment expenses were $3,658,136 during the fiscal year ended December 31, 2002. We did not incur any operating expenses during the fiscal year ended December 31, 2001 as we only generated minimal revenue during such period. The increase in operating expense was due to our investments in Knox Miss., L.P. and CSR-Waha Partners, L.P. The increase in unproved property impairment expenses was due to the unsuccessful drilling results on the Hell Hole prospect.

GENERAL AND ADMINISTRATIVE EXPENSES

         General and administrative expenses increased by $1,707,927 to $1,775,861 during the fiscal year ended December 31, 2002 as compared to $67,934 for the fiscal year ended December 31, 2001. The increase was primarily due to an in increase in consulting expenses, professional fees and bad debt expenses due to the impairment of our debt investment.

OTHER (INCOME) AND EXPENSE

         Other (income) and expense was $2,714,481 during the fiscal year ended December 31, 2002 as compared to $0 for the fiscal year ended December 31, 2001. The increase was primarily due to an increase in interest expense of $3,311,763 as a result of issuance of debt and a $27,722 partnership investment loss primarily associated with the Company's investment in PHT Partners, L.P. This amount was offset by $460,000 of interest income and $164,989 from the gain realized in connection with our private exchange of shares of common stock of BPK Resources, Inc.

LIQUIDITY AND CAPITAL RESOURCES

         Net cash used in operating activities during the fiscal year ended December 31, 2002 was $1,442,613 compared to $25,034 during the fiscal year ended December 31, 2001. The primary use of cash in operating activities was to fund our operating activities. Net cash used in investing activities for the fiscal year ended December 31, 2002 was $23,416,685 compared to net cash used in investing activities of $10,027 for the fiscal year ended December 31, 2001 and consisted primarily of $18,474,381 for the purchase of oil and gas interests and limited partnerships, $4,304,036 for the purchase marketable securities. Net cash provided by financing activities during the fiscal year ended December 31, 2002 was $25,149,748 compared to $73,505 during the fiscal year ended December 31, 2001 and consisted primarily of the issuances of promissory notes and sales of our common stock and preferred stock which were partially offset by costs relating to such financings.

         Working capital decreased by approximately $1,241,283 during the fiscal year ended December 31, 2002 to a deficit of $1,214,580 as compared to $26,703 as of December 31, 2001. This decrease is primarily due to an increase in accounts payable and accrued expenses to $1,555,725 as compared to $17,765 at December 31, 2001, payables for oil and gas interests of $1,164,135 and issuance of convertible notes of $737,839.

         During February 2002, we obtained $10,000,000 through the issuance of unsecured promissory notes in the aggregate principal amount of $9,857,149. On December 30, 2002, the full principal amount of the notes were converted into 98,571 shares of our Series B Preferred Stock, $.001 par value per share (the "Series B Shares"). On June 13, 2002, the lender and its assignees exercised their option to invest an additional $4,000,000 and we received an additional $3,000,000 of funding on the terms described above and a subscription receivable with respect to the remaining $1,000,000. On September 30, 2002, the full principal amount of the notes was converted into 39,429 Series B Shares. The Series B Shares accrue a cumulative dividend of 8% of the $100 original issue price of such shares which is payable prior to any dividend or other distribution on shares of our common stock. In the event of a liquidation, dissolution or winding up of the Company, the holders of our Series B Shares have a liquidation preference of $100 per share plus accrued and unpaid dividends prior to any payment or distribution to holders of shares of our common stock. Unless waived by the holders of a majority of the outstanding Series B Shares, a merger in which we are not the surviving entity or the sale of all or substantially all of our assets is considered a liquidation event entitling the holders of shares of our Series B Shares to their liquidation preference.

         In March 2002, we issued an aggregate of $4,150,000 of unsecured convertible promissory notes. As of the date of this report, we have received cash proceeds of $1,410,000 and have a subscription receivable in the amount of $2,086,250. In September 2002, the full principal amount of the notes were converted into 5,928,797 shares of our common stock and 4,090,713 shares of our Series A Preferred Stock, $.001 par value per share ( the "Series A Shares"). The Series A Shares accrue a cumulative dividend equal to 8% of the $1 original issue price of such shares which is payable prior to any dividend or other distribution on shares of our common stock. In the event of a liquidation, dissolution or winding up of the Company, the holders of the Series A Shares

Preferred Stock have a liquidation preference of $1 per share plus accrued and unpaid dividends prior to any payment or distribution to holders of shares of our common stock. Unless waived by the holders of a majority of the outstanding Series A Shares, a merger in which we are not the surviving entity or the sale of all or substantially all of our assets is considered a liquidation event entitling the holders of shares of our Series A Shares to their liquidation preference.

         In April 2002, we issued a $1,500,000 convertible promissory note (the "Convertible Note") to Trident Growth Fund f/k/a Gemini Growth Fund, LP
("Trident"). We also issued warrants to Trident to purchase 150,000 shares of our common stock at an exercise price of $1.60 per share. The Convertible Note is due October 31, 2003, accrues interest at 12% per annum payable monthly in arrears, is secured by substantially all of our assets, is convertible at the option of Trident into shares of our common stock at a conversion price of $1.60 per share (subject to anti dilution price adjustment) and is redeemable at our option at 100% of par prior to maturity. Interest is payable in cash unless Trident elects to have it paid in shares of common stock. The Convertible Note contains various financial covenants which we are required to comply with. We failed to comply with three financial covenants as of December 31, 2002 and have received a six month waiver from Trident in consideration of the issuance of a warrant to purchase 25,000 shares of common stock at an exercise price of $1.60 per share. We are required to file a registration statement with the Securities and Exchange Commission to cover the public resale of all shares issuable upon conversion of the Convertible Note and warrants to purchase an aggregate of 1,112,500 shares of common stock issued to Trident.

         From June through August, 2002, we obtained $4,260,000 through private placements of our common stock.

         In October 2002, we obtained $1,550,00 of funding through the issuance of 12% unsecured convertible promissory notes and warrants to purchase 232,500 shares of common stock at $5.00 per share. The notes are due October 15, 2003 from the date of issuance and interest is payable upon the earlier of conversion or maturity. The notes may be prepaid in whole or in part and are convertible into shares of our common stock at the option of the holder at a conversion price of $3.25 per share.

         In November 2002, we obtained gross proceeds of $250,000 through the issuance of 76,923 shares of common stock.

         On January 15, 2003, we sold our limited partnership interest in CSR Waha Partners, L.P., for $2,000,000 of which $1,650,000 is payable in cash. Of this amount, we received $150,000 at closing and $1,500,000 through the receipt of a promissory note.

         The foregoing constitutes our principal sources of financing during the past twelve months. We do not currently maintain a line of credit or term loan with any commercial bank or other financial institution. Our capital needs have been, and continue to be principally met through proceeds from the sale of our equity and debt securities. We have used these funds to acquire leasehold interests in prospects located in Louisiana, Mississippi, Texas and Thailand and to purchase our investment in Touchstone Resources, Ltd.

         We estimate that we will incur approximately $8.0 million in expenditures related to the development of our leasehold interests in our Louisiana, Mississippi, and Thailand prospects, and will incur additional general and administrative expenses over the next twelve months. We believe that our projected revenues from operations and our collection of approximately subscriptions receivable and notes receivable will be sufficient to satisfy our cash requirements for the next twelve months, including budgeted expenses for our existing leasehold interests.

         In the event that we do not generate the amount of revenues we have projected or revenues are not generated at the same pace that we receive authorizations for expenditures from the operators of our prospects, we will be required to raise additional funds through offerings of our securities in order to have the funds necessary to develop these prospects and continue our operations. Furthermore, in the event that we locate additional prospects for acquisition, receive authorizations for expenditures from the operators at our prospects in excess of budgeted amounts, or experience cost overruns at our prospects, we will be required to raise funds through additional offerings of our securities in order to have the funds necessary to complete these acquisitions and continue our operations. If we are unable to obtain additional funds when they are required or if the funds cannot be obtained on terms favorable to us, then we may be required to delay, scale back or eliminate some or all of our well development programs or even be required to relinquish our interest in certain properties. If one or more of the other owners of leasehold interests in our prospects fail to pay their equitable portion of development or operation costs, then we may need to pay additional funds to protect our ownership interests in our leasehold interests.

ITEM 7. FINANCIAL STATEMENTS

         See Financial Statements beginning on page F-1.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES.

                                      None

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

         The following sets forth certain information about each director and executive officer of the Company.

             NAME                           AGE                                 POSITIONS HELD
------------------------------------ ----------------- ---------------------------------------------------------------
Stephen P. Harrington                       46                             President, Secretary, Treasurer
                                                                           and  Director
------------------------------------ ----------------- ---------------------------------------------------------------
John B. Connally, III                       55                             Director
------------------------------------ ----------------- ---------------------------------------------------------------
Thomas Michael Curran                       48                             Director
------------------------------------ ----------------- ---------------------------------------------------------------
Gary Krupp                                  55                             Director
------------------------------------ ----------------- ---------------------------------------------------------------
Humbert B. Powell, III                      64                             Director
------------------------------------ ----------------- ---------------------------------------------------------------


         The following is a brief summary of the business experience of each of the above-named individuals:

            STEPHEN P. HARRINGTON has served as the President and a member of the Board of Directors of the Company since February 2002. Mr. Harrington has served as the President of SPH Investments, Inc., a private investment company located in Bala Cynwyd, Pennsylvania and Wakefield, Rhode Island, since 1992. Mr. Harrington is also the President of SPH Equities, Inc. and has served as an officer and director of several publicly held corporations, including Hercules Development Group, Inc. and BPK Resources, Inc. Mr. Harrington graduated from Yale University in 1980.

         JOHN B. CONNALLY, III has served as a Director of the Company since November 5, 2002. Mr. Connally is the President, Chief Executive Officer and a Director of BPK Resources, Inc., a gas and oil exploration company whose shares traded on the OTC Bulletin Board. Mr. Connally has over 30 years of experience in the oil and gas industry, particularly in the oil services sector in the inspection of pipelines, petrochemical plants, and refineries. Since 1999, he has been a principal in Graver Manufacturing Co., a private company that manufactures pressure vessels for the petrochemical and refining industry. In 1990, Mr. Connally was a member of the founding Board of Directors of Nuevo Energy Company, an exploration and production company listed on the New York Stock Exchange, where he served until 1996. Between 1972 and 1983, Mr. Connally was an attorney with law firm of Baker & Botts in Houston, Texas were he specialized in corporate finance transactions for oil and gas and oil field service companies. Since leaving Baker & Botts in 1983, Mr. Connally has been an investor in the oil and gas, real estate, and oil field services industries. Mr. Connally received a Bachelor of Arts degree from the University of Texas at Austin and a Juris Doctor from the University of Texas School of Law.

         THOMAS MICHAEL CURRAN has served as director of the Company since November 5, 2002. Mr. Curran has over seven years of experience in senior management positions in the oil and gas industry. Since October 2001, Mr. Curran has served as Quality Systems Manager of Precision Drilling Technology Services

Group Inc., a Canadian integrated oilfield and industrial services contractor. Since October 2002, Mr. Curran has served as a director and trustee of Patrimer Investments, a privately held investment company based in Canada. Between
October 2000 and October 2001, Mr. Curran served as the Plant and Process Manager at Computing Drilling Services. Between March 1998 and October 2000, Mr. Curran served as the Technical Marketing Director at Precision Drilling Technology Services Group Inc.

         GARY L. KRUPP has served as a director of the Company since November 5, 2002. Since 1998, Mr. Krupp has been a management consultant providing services to various companies in the areas of business organization and capital raising. Between 1992 and 1997, Mr. Krupp served as the President of Catskill Dialysis Center, a New York healthcare facility. Since 2002, Mr. Krupp has served as the President of Pave the Way Foundation, a non-profit foundation dedicated to bridging the gap between religions through cultural, technological and intellectual exchanges. Mr. Krupp also sits on the Board of Trustees of the New York State Trooper Foundation, and serves on the Board of Directors of Long Island Forum for Technology, an organization which helps emerging technology companies in Long Island, New York.

         HUMBERT B. POWELL, III has served as director of the Company since November 5, 2002. Since 1996, Mr. Powell has been the Managing Director at Sanders Morris Harris, a regional investment firm headquartered in Houston, Texas. Prior to joining Sanders Morris Harris, between 1994 and 1996, Mr. Powell served as Chairman of Marleau Lemire USA and Vice Chairman of Marleau Lemire Securities, Inc. Prior to his service with Marleau Lemire, he served as a Senior Managing Director in the corporate finance department of Bear Stearns & Co. from 1984 through 1994. Prior to his service with Bear Stearns in 1984, Mr. Powell served as Senior Vice President and Director of E.F. Hutton & Co., where he was employed in various capacities for eighteen years. Mr. Powell is also a Director of Essential Reality, a pubic company whose shares are traded on the OTC Bulletin Board, and Lawman Armour, Corp.

BOARD OF DIRECTORS

         All directors hold office until the next annual meeting of shareholders and the election and qualification of their successors. Stephen P. Harrington and John B. Connally, III were elected to the Company's Board of Directors at the Company's annual meeting of stockholders on May, 11, 2002 to serve for a term of one year or until their successors are duly elected and qualified. Thomas Michael Curran, Humbert B. Powell, III Gary Krupp were appointed to fill newly created directorships and to serve until the next annual meeting of stockholders or until their successors are duly elected and qualified. Officers are elected annually by the Board of Directors and serve at the discretion of the Board.

SECTION 16(A) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

         Section 16(a) of the U.S. Securities and Exchange Act of 1934, as amended (the "Exchange Act"), requires the Company's officers and directors and persons who own more than ten percent (10%) of the Company's Common Stock to file with the Securities and Exchange Commission ("SEC") initial reports of ownership and reports of changes in ownership of the Company's Common Stock. Such officers, directors and ten percent (10%) stockholders are also required by applicable SEC rules to furnish the Company with copies of all forms filed with the SEC pursuant to Section 16(a) of the Exchange Act. Based solely on its review of the copies of such forms received by it, or written representations from such persons that no other reports were required for such persons, the
Company  believes  that  during the fiscal year ended  December  31,  2001,  all
Section 16(a) filing requirements applicable to the Company's officers, directors and ten percent (10%) stockholders were satisfied in a timely fashion except that Messrs. Harrington, Connally, Krupp, Curran and Powell did not file Forms 4 upon receiving options in December, 2002.

ITEM 10. EXECUTIVE COMPENSATION

                  The following table provides certain summary information concerning compensation paid to or accrued by the Company's Chief Executive Officer, and all other executive officers of the Company during the fiscal year ended December 31, 2002. The Company did not pay any compensation to any of its officers during 2000 or 2001.

                           SUMMARY COMPENSATION TABLE

-----------------------------------------------------------------------------------------------------------

           NAME AND                                                                   SECURITIES
           PRINCIPAL                FISCAL                                            UNDERLYING
           POSITION                  YEAR         SALARY($)         BONUS($)           OPTIONS (#)
-----------------------------------------------------------------------------------------------------------
Stephen P. Harrington,          2002                  112,500              --           100,000
     President (1)
-----------------------------------------------------------------------------------------------------------

(1)   Mr. Harrington has served as the President of the Company since February 18, 2002

                  OPTION GRANTS IN YEAR ENDED DECEMBER 31, 2002
                               (Individual Grants)

         The following table sets forth for the named executive officer information regarding stock options granted to such officer during the 2002 fiscal year.

=============================================================================================================
                                             INDIVIDUAL GRANTS


                                               % OF TOTAL
                                                 OPTIONS
                                               GRANTED TO        EXERCISE OR
                             OPTIONS          EMPLOYEES IN        BASE PRICE             EXPIRATION
          NAME              GRANTED (#)        FISCAL YEAR          ($/SH)                  DATE
-------------------------- ---------------- ------------------ ----------------- ----------------------------
Stephen P. Harrington      100,000          100%               $5.00                   November 4, 2004





                       AGGREGATED OPTION EXERCISES IN THE
                2002 FISCAL YEAR AND FISCAL YEAR-END OPTION VALUE

         The following table sets forth for each named executive officer, information regarding stock options exercised by such officer during the 2002 fiscal year, together with the number and value of stock options held at 2002 fiscal year-end, each on an aggregated basis.

======================================================================================================================
                                                  INDIVIDUAL GRANTS


                                                                                         VALUE OF UNEXERCISED
                                                                         NUMBER OF       IN-THE-MONEY OPTIONS
                             NUMBER OF SHARES                       UNEXERCISED OPTIONS      AT FISCAL
                                  SHARES                            AT FISCAL YEAR-END        YEAR END
                               ACQUIRED ON          VALUE               EXERCISABLE/         EXERCISABLE/
               NAME             EXERCISE           REALIZED           UNEXERCISABLE(#)   UNEXERCISABLE ($) (1)
 -------------------------- ---------------- ------------------   ---------------------- ----------------------
Stephen P. Harrington                0                  -               100,000/0            10,000/NA



(1) The last sales price of the Company's common stock on December 31, 2002 as reported on the OTC Bulletin Board was $5.10 per share.

DIRECTORS COMPENSATION

         In November 2002, the Company issued options to purchase 100,000 shares of common stock to each Director of the Company. During 2002, the Company paid consulting fees to Mr. Connally in the amount of $12,500. Directors receive no additional compensation for serving on the Board of Directors, other than reimbursement of reasonable expenses incurred in attending meetings.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

COMMON STOCK

         The following table sets forth, as of April 11, 2003, information with respect to the securities holdings of all persons which the Company, pursuant to filings with the Securities and Exchange Commission, has reason to believe may be deemed the beneficial owners of more than five percent (5%) of the Company's outstanding common stock. The following table also sets forth, as of such date, the beneficial ownership of the Company's common stock by all officers and directors, individually and as a group.




                                                                        AMOUNT AND NATURE
                                                                          OF BENEFICIAL             PERCENTAGE
NAME AND ADDRESS OF BENEFICIAL OWNER                                       OWNERSHIP(1)             OF CLASS(1)
------------------------------------------------------------------ ----------------------------- ------------------

Stephen P. Harrington
111 Presidential Boulevard                                         2,242,876 (2)                            6.5%
Suite 158A
Bala Cynwyd, PA  19004
------------------------------------------------------------------ ----------------------------- ------------------
John  B. Connally, III
1745 Bolsover                                                      100,000 (3)                              *
Houston, TX  77005
------------------------------------------------------------------ ----------------------------- ------------------
Thomas Michael Curran
1442 Sunwood Road SE                                               100,000 (3)
Calgary, Alberta, Canada t2X2K8

                                                                                                            *
------------------------------------------------------------------ ----------------------------- ------------------
Gary Krupp
47 Farrel Street                                                   100,000 (3)                              *
Long Beach, NY 11561
------------------------------------------------------------------ ----------------------------- ------------------
Humbert B. Powell, III
126 East 56th Street                                               100,000 (3)                              *
New York, NY 10022
------------------------------------------------------------------ ----------------------------- ------------------
Lancer Offshore, Inc.
Kama Famboyan 9                                                    15,163,275                              46.3%
Curacao, Netherland Antilles
------------------------------------------------------------------ ----------------------------- ------------------
Michael Lauer
375 Park Avenue, 20th Floor                                          2,846,720                              8.7%
New York, NY  10152
------------------------------------------------------------------ ----------------------------- ------------------
SPH Investments
1 Belmont Avenue                                                     2,142,876 (4)                          6.5%
Bala Cynwyd, PA 19004
------------------------------------------------------------------ ----------------------------- ------------------
Michael P. Marcus
1505 Rockcliff Road                                                  2,717,893(5)                           8.1%
Austin, TX 78746
------------------------------------------------------------------ ----------------------------- ------------------
Trident Growth Fund, L.P.
F/k/a Gemini Growth Fund, L.P.                                       1,112,500 (6)                          3.3%
700 Gemini
Houston, TX 77058
------------------------------------------------------------------ ----------------------------- ------------------
All directors and executive officers as a group (5 persons)
                                                                   2,642,876                                8.0%
------------------------------------------------------------------ ----------------------------- ------------------
---------------------
*Less than 1%

(1) The securities "beneficially owned" by an individual are determined in accordance with the definition of "beneficial ownership" set forth in the
regulations   promulgated  under  the  Securities  Exchange  Act  of  1934  and, accordingly, may include securities owned by or for, among others, the spouse and/or minor children of an individual and any other relative who has the same home as such individual, as well as, other securities as to which the individual has or shares voting or investment power or which each person has the right to acquire within 60 days through the exercise of options or otherwise. Beneficial ownership may be disclaimed as to certain of the securities. This table has been prepared based on 32,717,478 shares of common stock outstanding as of April 11, 2003.

(2) Includes  100,000  shares  issuable upon exercise of options.  Also includes

2,142,876 shares owned of record by SPH Investments, Inc., of which Mr. Harrington is the sole officer and director. Does not include 1,478,571 shares of Series A Preferred Stock and 250 shares of Series B Preferred Stock owned of record by SPH Investments, Inc.

(3) Consists of shares issuable upon exercise of options.

(4) Under applicable Rules of the Securities and Exchange Commission, these shares are also deemed to be beneficially owned by Stephen P. Harrington and are, therefore, also attributed to Mr. Harrington in this table.

(5) Includes 476,923 shares issuable upon conversion of notes and 232,500 shares issuable upon exercise of warrants.

(6) Consists of 937,500 shares issuable upon conversion of notes and 175,000 shares issuable upon exercise of warrants. The voting and disposition of these shares are controlled by Scotty D. Cook and Frank DeLape, the managing members of the general partner of Trident Growth Fund, L.P. f/k/a Gemini Growth Fund, LP.

SERIES A PREFERRED STOCK

         The holders of the Company's Series A Preferred Stock are entitled to elect a majority of the directors that constitute the Board at any time. The affirmative vote of the holders of a majority of the outstanding shares of Series A Preferred Stock is required to approve certain amendments to the Company's certificate of incorporation or bylaws, any liquidation merger, consolidation or sale of substantially all assets of the Company, or the creation or issuance of any shares having rights or preferences senior to the Series A Preferred Stock.

         The following table sets forth, as of April 11, 2003, information with respect to the securities holdings of all persons which the Company has reason to believe may be deemed the beneficial owners of more than five percent (5%) of the Company's outstanding shares of Series A Preferred Stock. The following table also sets forth, as of such date, the beneficial ownership of the Company's Series A Preferred Stock by all officers and directors, individually and as a group.


                                                                       AMOUNT AND NATURE
                                                                         OF BENEFICIAL        PERCENTAGE OF
NAME AND ADDRESS OF BENEFICIAL OWNER                                      OWNERSHIP(1)           CLASS(1)
---------------------------------------------------------------------- ------------------- ---------------------

SPH Investments, Inc. (2)                                                      1,478, 571                 36.2%
111 Presidential Boulevard, Suite 158-A
Bala Cynwyd, PA  19004
---------------------------------------------------------------------- ------------------- ---------------------
Wolver Limited
Box 818                                                                           295,714                  7.2%
Providenciales, Turkes & Caicos, BWI
---------------------------------------------------------------------- ------------------- ---------------------
Nautica Holdings
Bodco
Grand Pavilion,  West Bay Road                                                    295,714                  7.2%
Grand Cayman, Cayman Islands
---------------------------------------------------------------------- ------------------- ---------------------



Capital Growth Trust
26 Greystone Park                                                                 591,428                 14.5%
Lynn, MA 01906
---------------------------------------------------------------------- ------------------- ---------------------
1025 Investments, Inc.
711 South Carson Street, 4A                                                       591,428                 14.5%
Carson City, NV  89701
---------------------------------------------------------------------- ------------------- ---------------------
KAB Investments, Inc.
24224 Kanis Road                                                                  295,715                  7.2%
Little Rock, AR  72205
---------------------------------------------------------------------- ------------------- ---------------------
FEQ Investments, Inc.
24224 Kanis Road                                                                  542,143                 13.2%
Little Rock, AR  72204
---------------------------------------------------------------------- ------------------- ---------------------
All directors and executive officers as a group (5 persons) (3)                 1,478,571                 36.2%
---------------------------------------------------------------------- ------------------- ---------------------


(1) The securities "beneficially owned" by an individual are determined in accordance with the definition of "beneficial ownership" set forth in the
regulations   promulgated  under  the  Securities  Exchange  Act  of  1934  and, accordingly, may include securities owned by or for, among others, the spouse and/or minor children of an individual and any other relative who has the same home as such individual, as well as, other securities as to which the individual has or shares voting or investment power or which each person has the right to acquire within 60 days through the exercise of options or otherwise. Beneficial ownership may be disclaimed as to certain of the securities. This table has been prepared based on 4,090,713 shares of Series A Preferred Stock outstanding as of April 11, 2003.

(2) Stephen P. Harrington, is the sole officer and director of SPH Investments, Inc. Under applicable Rules of the Securities and Exchange Commission, these shares are deemed to be beneficially owned by Stephen P. Harrington.

(3) Consists of shares owned of record by SPH Investments, Inc. Under applicable Rules of the Securities and Exchange Commission, these shares are deemed to be beneficially owned by Stephen P. Harrington.

         The following table sets forth, as of December 31, 2003, information with respect to securities authorized for issuance under equity compensation plans.



----------------------------------------------------------------------------------------------------------------------
                                        EQUITY COMPENSATION PLAN INFORMATION
----------------------------------------------------------------------------------------------------------------------
                                                                                                      NUMBER OF
                                                             NUMBER OF        WEIGHTED-AVERAGE        SECURITIES
                                                          SECURITIES TO BE     EXERCISE PRICE    REMAINING AVAILABLE
                                                            ISSUED UPON        OF OUTSTANDING    FOR FUTURE ISSUANCE
                                                            EXERCISE OF           OPTIONS,           UNDER EQUITY
                                                            OUTSTANDING         WARRANTS AND      COMPENSATION PLANS
                                                         OPTIONS, WARRANTS         RIGHTS             (EXCLUDING
                                                             AND RIGHTS                               SECURITIES
                                                                                                 REFLECTED IN COLUMN
                                                                                                         (a))
                                                                (a)                  (b)                  (c)

------------------------------------------------------- --------------------- ------------------ ---------------------
Equity compensation plans approved by security                   0                   NA                   NA
     holders . . . . . . . . . . . . . . . . . . . .

------------------------------------------------------- --------------------- ------------------ ---------------------
Equity compensation plans not approved by security            500,000               $5.00                 0
     holders . . . . . . . . . . . . . . . . . . . .

------------------------------------------------------- --------------------- ------------------ ---------------------
        Total . . . . . . . . . . . . . . . . . . .          500,000               $5.00                 0


------------------------------------------------------- --------------------- ------------------ ---------------------

         The options identified above, were issued on November 5, 2002 to the Company's directors. The options have terms of 2 years from the date of grant, are immediately exercisable, are not transferable terminate three (3) months after termination of service as a director or one (1) year after termination due to death. In the event that termination is for a cause, as determined by the Board of Directors.

         In the event of a Change In Control, the Company is required to deliver written notice to each optionee fifteen (15) days prior to the occurrence of a Change in Control, during which time all options may be exercised. Thereafter, all options which are neither assumed or substituted in connection with such transaction, automatically expire, unless otherwise determined by the Board. Under the options, a "Change In Control" is defined to include (i) a sale or transfer of substantially all of the Company's assets; (ii) the dissolution or liquidation of the Company; (iii) a merger, reorganization or consolidation in which the Company is acquired by another person or entity (other than a holding company formed by the Company); or (iv) the sale in a single transaction or series of related transaction where stock representing more than 50% of the voting power of all outstanding shares of the Company.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

OPTIONS GRANTED TO EXECUTIVE OFFICERS AND DIRECTORS

         On November 5, 2003, the Company granted non-qualified stock options to purchase 100,000 shares of common stock at an exercise price of $5.00 per share to all directors of the Company. The options are immediately exercisable in full and terminate on the earlier than November 4, 2004 or ninety days after cessation of service with the Company.

WAIVER OF DEFAULT FROM TRIDENT GROWTH FUND, L.P.

          The Company failed to comply with three financial covenants contained in the $1,500,000 Convertible Note (the "Note") issued to Trident Growth Fund, L.P. On March 24, 2003, Trident granted a waiver of compliance with such covenants for a six month period ending June 30,2003 in consideration of the issuance warrants to purchase 25,000 shares of common stock at an exercise price of $1.60 per share. The warrants are immediately exercisable and terminate April 30, 2012. In addition, the Company is obligated to file a registration statement permitting the public resale of shares of Common Stock issuable upon conversion of the Note and cause registration statement to be declared effective during October, 2002. Failure to do so results in a penalty consisting of the issuance of shares each month equal to .1% of the Company's outstanding shares. Trident has waived the penalty.

SALE OF LIMITED PARTNERSHIP INTEREST IN CSR-WAHA PARTNERS, L.P. TO BPK RESOURCES, INC.

         On January 15, 2003, the Company sold its 99% limited partnership interest (the "Interest") in CSR-WAHA Partners, L.P., a Delaware limited partnership, to BPK Resources, Inc., a company whose share are traded on the OTC Bulletin Board, for a purchase price of $2,000,000. Of this amount, $150,000 was received at closing, $1,500,000 through the receipt of a promissory note due April 30, 2003, and the balance through the receipt of 600,000 shares of BPK Resources, Inc. common stock. The Company paid $750,000 for the Interest in 2002. Mr. Connally is the Chief Executive Officer and a Director of BPK Resources, Inc.

LOANS TO BPK RESOURCES, INC.

         Between August and October 2002, the Company provided loans to BPK Resources, Inc. in the aggregate principal amount of $645,000. The loans accrue interest at the rates of 10% and 12% per annum. Principal and accrued interest is payable on demand. As of the date of this report, $295,000 is due under the loans. During 2002, two of the Company's subsidiaries, Knox Miss. Partners, L.P. and CSR- WAHA Partners L.P., made short term loans to BPK Resources, Inc. in the aggregate principal amount of $15,617 which remain outstanding.

KNOX MISS., LLC

         Knox Miss., LLC serves as the general partner of Knox Miss. Partners, L.P. ("Knox Miss."). FEQ Investments, Inc., a principal stockholder of the Company, owns a 60% membership interest in Knox Miss., LLC. On March 23, 2002, the Company purchased a 99% limited partnership interest in Knox Miss. for $2,882,000 and became a party to the Limited Partnership Agreement of Knox Miss. Under the terms of the partnership agreement, once capital is returned to all partners, any additional amounts available for distribution are allocated 80% to the limited partners and 20% to Knox Miss., LLC as the general partner.

PHT GAS, LLC.

         PHT Gas, LLC, a Delaware limited liability company, serves as the general partner of PHT Partners, L.P. ("PHT L.P."). FEQ Investments, Inc., a principal stockholder of the Company, owns a 75% membership interest in PHT Gas, LLC. On June 26, 2002, the Company purchased a 99% limited partnership interest (subsequently reduced to 94.1% as a result of the addition of additional limited partners) in PHT LP for $1,150,000 and became party to the Limited Partnership Agreement of PHT Under the terms of the partnership agreement, once capital is returned to all partners, any additional amounts available for distribution are allocated 75% to the limited partners and 25% to PHT Gas, LLC as the general partner.

CSR, LLC

         CSR, LLC serves as the general partner of CSR-Waha Partners, L.P., a Delaware limited partnership ("CSRWaha"). FEQ Investments, Inc., a principal stockholder of the Company, owns a 75% membership interest in CSR, LLC. On August 9. 2002, the Company purchased a 99% limited partnership interest in CSRWaha for $475,010 and became a party to the Limited Partnership Agreement of CSRWaha. Under the terms of the partnership agreement, once capital is returned to all limited partners, any additional amounts available for distribution are allocated 80% to the limited partners and 20% to CSR, LLC as the general partner. On January 15, 2003, the Company sold its interest in CSRWaha.

LS GAS, LLC

         LS Gas, LLC, a Delaware limited liability company, serves as the general partner Louisiana Shelf Partners, L.P., a Delaware limited partnership ("Louisiana Shelf"). FEQ Investments, Inc., a principal stockholder of the Company, owns a 25% membership interest in LS Gas, LLC. On December 31, 2002, the Company purchased a 24% limited partnership interest in Louisiana Shelf for $661,250 and became a party to the Limited Partnership Agreement of Louisiana Shelf Partners, L.P. Under the terms of the partnership agreement, once capital is returned to all limited partners, any additional amounts available for distribution are allocated 60% to the limited partners and 40% to LS Gas, LLC, as the general partner.

TRANSACTIONS WITH SPH INVESTMENT, INC.

         Steven P. Harrington is the sole officer and director of SPH Investments Inc.("SPH"), a principal stockholder of the Company. In June, 2002, the Company borrowed $300,000 from SPH which was repaid as of December, 2002. In March, 2002, the Company conducted a private placement of $4,150,000 principal amount of 8% unsecured convertible promissory notes in consideration of payment payable over a one year period. The resulting subscription receivable accrued interest at the rate of 2.69%. SPH purchased $1,500,000 principal amount of these notes. In May, 2002, all of these notes were converted into an aggregate of 5,928,797 shares of common stock and 4,090,713 shares of series A preferred stock. As a result, 2,142,876 shares of common stock and 1,478,571 shares of Series A Preferred Stock were issued to SPH. As of the date of this report, SPH`s note has been repaid.

LOANS TO INTERNATIONAL TRAVEL CD'S, INC.

         In August and September, 2002, the Company loaned a total of $475,000 to International CD's, Inc. ("ILCD"), a company whose shares are traded on the OTC Bulletin Board, pursuant to unsecured 10% promissory notes. $352,500 principal amount of the notes were repaid. On October 5, 2002, in full satisfaction of the $122,500 balance due under the note, the Company entered into an assignment and release agreement with ILCD pursuant to which ILCD assigned its rights under a secured note issued by an unrelated third party to the Company which is due October 31, 2003. At the time of the transaction, Gerald Harrington, Stephen P. Harrington's brother, was a director and officer of the Company and was the sole officer and director of ILCD.

TRANSACTIONS WITH FEQ INVESTMENTS, INC.

         During 2002, the Company paid consulting and finder's fees in the amount of $200,000 and $260,000 to FEQ Investments, Inc.("FEQ"), a principal stockholder of the Company, and KAB Investments, Inc., an affiliate of FEQ, respectively, in connection with the acquisition of certain oil and gas properties. In January 2003, the Company paid $693,000, representing all accrued interest due on the converted $9,857,149 promissory notes, to FEQ. Prior to conversion, the holders of the notes assigned their rights to receive payment of such interest to FEQ. The Company also loaned $136,000 to FEQ pursuant to a 10% demand promissory note. On February 19, 2003, Knox Miss. Partners, L.P., a subsidiary of the Company, borrowed $1,200,000 from Gibralt USA, Inc. and issued a 12% promissory note due on the earlier on June 30, 2003 or the Company's completion of an equity financing resulting in gross proceeds of at least $2,000,000. The Company issued 75,000 shares of common stock to the lender. The loan is guaranteed by the Company and FEQ.


ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K

         (a) The following documents are filed as part of this Report. Portions of Item 13 are submitted as separate sections of this Report:

                  (1)      Financial statements filed as part of this Report:

                           Report of Independent Certified Public Accountants

                           Balance Sheets at December 31, 2002 and 2001

                           Statement of  Operations  - Years ended  December 31,
                           2002  and  2001  and   January   13,  2000  (date  of
                           inception) through December 31, 2002

                           Statement of Shareholders' Equity - Years ended December 31, 2002 and 2001 and January 13, 2000 (date of inception) through December 31, 2002

                           Statements  of Cash Flows - Years ended  December 31,
                           2002  and  2001  and   January   13,  2000  (date  of
                           inception) through December 31, 2002

                           Notes to Financial Statements

                  (2)      The following exhibits are filed as part of this
                           Report:


-------------------- -------------------------------------------- -----------------------------------------------
    Exhibit No.                        Exhibit                                   Method of Filing
-------------------- -------------------------------------------- -----------------------------------------------
        3.1          Articles of Incorporation                    Incorporated by reference to Exhibit 3.1 of
                                                                  our Form SB-1, Registration Number 333-38976
                                                                  ("Registration Statement")
-------------------- -------------------------------------------- -----------------------------------------------
       3.2           Bylaws                                       Incorporated by reference to Exhibit 3.2 to
                                                                  the Registration Statement
-------------------- -------------------------------------------- -----------------------------------------------



       4.1           Instruments defining rights of security      Incorporated by reference to Article IV of
                     holders -                                    the Articles of Incorporation and Article I,
                                                                  Section 5 of the By-Laws in Exhibit 3.1 of
                                                                  the Registration Statement
-------------------- -------------------------------------------- -----------------------------------------------
       4.2           Promissory Note in the principal amount of   Incorporated by reference to Exhibit 4.2 of
                     $7,885,720 dated February 13, 2002 issued    our Quarterly Report on Form 10-KSB for the
                     to Lancer Offshore, Inc.                     Quarter Ended March 31, 2002
-------------------- -------------------------------------------- -----------------------------------------------
       4.3           Promissory Note in the principal amount of   Incorporated by reference to Exhibit 4.3 of
                     $1,971,429 dated February 13, 2002 issued    our Quarterly Report on Form 10-KSB for the
                     to Michael Lauer                             Quarter Ended March 31, 2002
-------------------- -------------------------------------------- -----------------------------------------------
       4.4           Promissory Note in the principal amount of   Incorporated by reference to Exhibit 4.4 of
                     $2,464,287 dated June 13, 2002 issued to     our Quarterly Report on Form 10-KSB for the
                     Lancer Offshore, Inc.                        Quarter Ended June 30, 2002
-------------------- -------------------------------------------- -----------------------------------------------
       4.5           12% Secured Convertible Promissory Note in   Incorporated by reference to Exhibit 4.5 of
                     the principal amount of $1,500,000 issued    our Quarterly Report on Form 10-KSB for the
                     to Gemini Growth Fund, L.P.                  Quarter Ended June 30, 2002
-------------------- -------------------------------------------- -----------------------------------------------
       4.6           Warrants to purchase 750,000 shares of       Incorporated by reference to Exhibit 4.6 of
                     common stock issued to Gemini Growth Fund,   our Quarterly Report on Form 10-KSB for the
                     L.P. in April 2002                           Quarter Ended June 30, 2002
-------------------- -------------------------------------------- -----------------------------------------------
       10.1          Purchase and Sale Agreement dated February   Incorporated by reference to Exhibit 10.1 of
                     17, 2002, by and between SKH Management,     our Current Report on Form 8-K/A dated
                     L.P. and Touchstone Resources USA, Inc.      November 27, 2002
-------------------- -------------------------------------------- -----------------------------------------------
      10.2           Purchase and Sale Agreement dated February   Incorporated by reference to Exhibit 10.2 of
                     17, 2002, by and between SKH Management,     our Current Report on Form 8-K/A dated
                     L.P. and Touchstone Resources USA, Inc.      November 27, 2002
-------------------- -------------------------------------------- -----------------------------------------------
      10.3           Assignment Agreement by and between          Incorporated by reference to Exhibit 10.3 of
                     Touchstone Resources USA, Inc. and           our Current Report on Form 8-K/A dated
                     Expressions Graphics, Inc. dated February    November 27, 2002
                     20, 2002
-------------------- -------------------------------------------- -----------------------------------------------
       10.4          Exploration Agreement dated March 23, 2002   Incorporated by reference to Exhibit 10.1 of
                     by and between SK Exploration, Inc. and      our Current Report on Form 8-K/A dated
                     Knox Miss. Partners, L.P.                    November 27, 2002
-------------------- -------------------------------------------- -----------------------------------------------
       10.5          Exploration Agreement dated March 23, 2002   Incorporated by reference to Exhibit 10.2 of
                     by and between SKH Energy Partners II,       our Current Report on Form 8-K/A dated
                     L.P. and Knox Miss. Partners, L.P.           November 27, 2002
-------------------- -------------------------------------------- -----------------------------------------------
       10.6          Option to Purchase 100,000 Shares of         Filed herewith
                     Common Stock issued to Stephen P.
                     Harrington



-------------------- -------------------------------------------- -----------------------------------------------
       10.7          Option to Purchase 100,000 Shares of         Filed herewith
                     Common Stock issued to Humbert B. Powell,
                     III
-------------------- -------------------------------------------- -----------------------------------------------
       10.8          Option to Purchase 100,000 Shares of         Filed herewith
                     Common Stock issued to Gary Krupp
-------------------- -------------------------------------------- -----------------------------------------------
       10.9          Option to Purchase 100,000 Shares of         Filed herewith
                     Common Stock issued to Thomas M. Curran
-------------------- -------------------------------------------- -----------------------------------------------
       10.10         Option to Purchase 100,000 Shares of         Filed herewith
                     Common Stock issued to John B. Connally,
                     III
-------------------- -------------------------------------------- -----------------------------------------------
       10.11         Warrant to Purchase 25,000 Shares of         Filed herewith
                     Common Stock issued to Trident Growth
                     Fund, L.P.
-------------------- -------------------------------------------- -----------------------------------------------
       10.12         Exploration and Development Agreement        Filed herewith
                     dated May 23, 2002 between Clayton
                     Williams Energy, Inc. and Knox Miss.
                     Partners, L.P.
-------------------- -------------------------------------------- -----------------------------------------------
      99.1           Certificate of President of Registrant to    Filed herewith
                     18 USC Section 1350, as Adopted Pursuant
                     to Section 906 of the Sarbanes-Oxley Act
                     of 2002
-------------------- -------------------------------------------- -----------------------------------------------
      99.2           Certificate of Treasurer of Registrant       Filed herewith
                     Pursuant to 18 USC Section 1350, as
                     Adopted Pursuant to Section 906 of the
                     Sarbanes-Oxley Act of 2002
-------------------- -------------------------------------------- -----------------------------------------------


         (b) Reports on Form 8-K.

         The Company filed an amendment to its current report on Form 8-K dated February 20, 2002. This amendment, filed November 27, 2002, disclosed certain acquisitions of oil and gas interests and a change in the Company's accounting firm from Stonefield Josephson, Inc. to L J Soldinger Associates.


ITEM 14. CONTROLS AND PROCEDURES.

         Within the 90-day period prior to the filing of this report, an evaluation was carried out under the supervision and with the participation of the Company's management, including the sole executive officer of the Company ("CEO"), of the effectiveness of the Company's disclosure controls and procedures. Based on that evaluation, the CEO has concluded that the Company's disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms. There have been no significant changes in our internal controls or in other factors that could significantly affect internal controls subsequent to the date we carried out this evaluation.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       CONTINENTAL SOUTHERN RESOURCES, INC.

Date: April 16, 2003                   /S/ STEPHEN P. HARRINGTON
                                       --------------------------------
                                       Stephen P. Harrington
                                       President, Secretary and Treasurer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities on the dates indicated.


Signature                                       Title                                   Date


/S/ STEPHEN P. HARRINGTON                       President, Secretary, Treasurer,        April 16, 2003
-------------------------
Stephen P.  Harrington                          Principal Financial Officer,
                                                Principal Accounting Officer and
                                                Director


/S/ JOHN B. CONNALLY, III                       Director                                April 16, 2003
-------------------------
John B. Connally, III


/S/ THOMAS MICHAEL CURRAN                       Director                                April 16, 2003
--------------------------
Thomas Michael Curran


/S/ GARY L. KRUPP                               Director                                April 16, 2003
-----------------
Gary L. Krupp


/S/ HUMBERT B. POWELL, III                      Director                                April 16, 2003
---------------------------
Humbert B. Powell, III




                                  CERTIFICATION

I, Stephen P. Harrington, certify that:

1. I have reviewed this annual report on Form 10-KSB of Continental Southern Resources, Inc. (the "registrant");

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

         a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

         b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

         c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

         a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

         b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: April 16, 2003                             /S/ STEPHEN P. HARRINGTON
                                                 -------------------------
                                                 Stephen P. Harrington
                                                 President

                                  CERTIFICATION

I, Stephen P. Harrington, certify that:

1. I have reviewed this annual report on Form 10-KSB of Continental Southern Resources, Inc. (the "registrant");

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

         a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

         b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

         c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

         a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

         b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: April 16, 2003                                   /S/ STEPHEN P. HARRINGTON
                                                       -------------------------
                                                       Stephen P. Harrington
                                                       Treasurer

                                  EXHIBIT INDEX



EXHIBIT NUMBER                              DESCRIPTION

10.6                                        Option to Purchase 100,000 Shares of Common Stock issued to Stephen P. Harrington

10.7                                        Option to Purchase 100,000 Shares of Common Stock issued to Humbert B. Powell, III

10.8                                        Option to Purchase 100,000 Shares of Common Stock issued to Gary Krupp

10.9                                        Option to Purchase 100,000 Shares of Common Stock issued to Thomas M. Curran

10.10                                       Option to Purchase 100,000 Shares of Common Stock issued to John B. Connally, III

10.11                                       Warrant to Purchase 25,000 Shares of Common Stock issued to Trident Growth Fund, L.P.

10.12                                       Exploration and Development Agreement dated
                                            May 23, 2002 between Clayton Williams Energy, Inc. and Knox Miss Partners, L.P.

99.1                                        Certificate of President of Registrant to 18 USC Section 1350, as Adopted Pursuant to
                                            Section 906 of the Sarbanes-Oxley Act of 2002

99.2                                        Certificate of Treasurer of Registrant Pursuant to 18 USC Section 1350, as Adopted
                                            Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002


                      CONTINENTAL SOUTHERN RESOURCES, INC.
                          (A DEVELOPMENT STAGE ENTITY)



                          INDEX TO FINANCIAL STATEMENTS




Independent Auditors' Report                                                F-3

Consolidated Balance Sheets                                                 F-4

Consolidated Statements of Operations                                       F-5

Consolidated Statements of Stockholders' Equity                             F-6

Consolidated Statements of Cash Flows                                      F-12

Notes to Financial Statements                                              F-13

                          INDEPENDENT AUDITORS' REPORT
                          ----------------------------



Board of Directors and Shareholders
Continental Southern Resources, Inc.
Bala Cynwyd, Pennsylvania


We have audited the accompanying consolidated balance sheets of Continental Southern Resources, Inc. (a development stage entity) as of December 31, 2002 and 2001, and the related consolidated statements of operations, stockholders' equity, and cash flows for the years then ended and for the period January 13, 2000 (date of inception) through December 31, 2002. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statements presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Continental Southern Resources, Inc. as of December 31, 2002 and 2001, and the results of operations, changes in stockholders' equity and its cash flows for the years then ended and for the period January 13, 2000 (date of inception) through December 31, 2002 in conformity with accounting principles generally accepted in the United States of America.


L J SOLDINGER ASSOCIATES




Arlington Heights, Illinois


April 14, 2003




                                  CONTINENTAL SOUTHERN RESOURCES, INC.
                                      (A DEVELOPMENT STAGE ENTITY)
                                      Consolidated Balance Sheets


                                                 ASSETS
                                                 ------
                                                                                      December 31,
                                                                               ------------------------
                                                                                   2002         2001
                                                                               ------------  ----------
Current Assets
  Cash and cash equivalents                                                    $   329,768   $  39,318
  Notes receivable - related party                                                 483,117           -
  Note receivable                                                                  152,500           -
  Interest receivable                                                              106,942           -
  Marketable securities                                                            845,020           -
  Prepaid expenses                                                                 170,462       5,150
  Advance payments to operators                                                    155,310           -
                                                                               ------------  ----------
Total Current Assets                                                             2,243,119      44,468

Oil and gas properties - costs not being amortized                              15,077,643           -
Marketable securities - noncurrent                                               2,417,021           -
Equity interests in oil and gas properties                                       1,373,491           -
Property and equipment, net and deposits                                             7,608       9,569
                                                                               ------------  ----------
                                                                               $21,118,882   $  54,037
                                                                               ============  ==========

                                   LIABILITIES AND STOCKHOLDERS' EQUITY
                                   -------------------------------------

  Current Liabilities
  Accounts payable and accrued expenses                                        $   767,917   $  17,765
  Accounts payable and accrued expenses - related party                            787,808           -
  Payables for oil and gas interests                                             1,164,135           -
  Convertible notes                                                                737,839           -
                                                                               ------------  ----------
Total Current Liabilities                                                        3,457,699      17,765
                                                                               ------------  ----------
Minority Interest                                                                   85,773           -
                                                                               ------------  ----------
Commitments and Contingencies

Stockholders' Equity
  Preferred stock, Series A; $.001 par value; authorized - 9,500,000 shares;
    shares issued and outstanding - 4,090,713 at 2002 and 0 at 2001
    (Liquidation preference: $4,281,613)                                             4,091           -
  Preferred stock, Series B; $.001 par value; authorized - 500,000 shares;
    shares issued and outstanding - 143,427  at 2002 and 0 at 2001
    (Liquidation preference: $4,578,971)                                               144           -
  Common stock; $.001 par value; authorized - 150,000,000 shares; shares issued and outstanding - 31,699,834 at 2002 and 1,648,000 at
    2001; and 1,017,637 shares issuable at 2002                                     32,718       1,648
  Additional paid-in capital                                                    30,962,327     151,352
  Less stock subscription receivables                                           (2,480,000)          -
  Less stock subscription receivable - related party                            (1,156,250)          -
  Accumulated other comprehensive loss                                            (999,750)          -
  Deficit accumulated during the development stage                              (8,787,870)   (116,728)
                                                                               ------------  ----------
Total Stockholders' Equity                                                      17,575,410      36,272
                                                                               ------------  ----------
                                                                               $21,118,882   $  54,037
                                                                               ============  ==========

      The accompanying notes are an integral part of these financial statements.

                         CONTINENTAL SOUTHERN RESOURCES, INC.
                             (A DEVELOPMENT STAGE ENTITY)
                         Consolidated Statements of Operations


                                                                       January 13, 2000
                                                    For the Years       (Inception) to
                                                   Ended December 31,     December 31,
                                               -------------------------  ------------
                                                   2002         2001          2002
                                               ------------  -----------  ------------
Revenues                                       $    16,142   $      390   $    16,532
                                               ------------  -----------  ------------
Expenses
  Operating expenses                               258,560            -       258,560
  Unproved property impairment                   3,658,136            -     3,658,136
  General and administrative                     1,685,861       67,934     1,802,979
  General and administrative - related party        90,000            -        90,000
                                               ------------  -----------  ------------

Total Expenses                                   5,692,557       67,934     5,809,675
                                               ------------  -----------  ------------

Loss From Operations                            (5,676,415)     (67,544)   (5,793,143)
                                               ------------  -----------  ------------

Other (Income) Expense
  Loss on partnership investment                    27,722            -        27,722
  Interest income                                 (460,015)           -      (460,015)
  Interest expense                               3,311,763            -     3,311,763
  Gain on sale of marketable securities           (164,989)           -      (164,989)
                                               ------------  -----------  ------------

Total Other Expense                              2,714,481            -     2,714,481
                                               ------------  -----------  ------------

Loss Before Minority Interest                   (8,390,896)     (67,544)   (8,507,624)

Minority Interest                                    4,052            -         4,052
                                               ------------  -----------  ------------

Net Loss                                        (8,386,844)     (67,544)   (8,503,572)

Preferred Stock Dividends                          284,298            -       284,298
                                               ------------  -----------  ------------

Net Loss to Common Stockholders                $(8,671,142)  $  (67,544)  $(8,787,870)
                                               ============  ===========  ============

Net Loss Per Common Share - Basic and Diluted  $     (0.43)  $    (0.06)
                                               ============  ===========

Weighted Average Number of Common Shares
  Outstanding - Basic and Diluted               20,174,261    1,068,044
                                               ============  ===========

      The accompanying notes are an integral part of these financial statements.


                                                                                                   Page 1 of 6

                                      CONTINENTAL SOUTHERN RESOURCES, INC.
                                          (A DEVELOPMENT STAGE ENTITY)
                                 Consolidated Statements of Stockholders' Equity


                                             Preferred Stock - A      Preferred Stock - B        Common Stock
                                         -------------------------  -----------------------  -------------------
                                             Shares       Amount        Shares     Amount      Shares    Amount
                                         -----------  ------------  ----------  -----------  ----------  -------
Balance at January 13, 2000
  (Date of Inception)                              -  $          -           -  $         -           -  $     -

Issuance of common stock for
  services at $0.063 per share on:
    March 13, 2000                                 -             -           -            -     320,000      320
    April 12, 2000                                 -             -           -            -      16,000       16

Issuance of common stock for cash
  at $0.063 per share on March 13, 2000            -             -           -            -     112,000      112

Services contributed by stockholders               -             -           -            -           -        -

Net loss                                           -             -           -            -           -        -
                                         -----------  ------------  ----------  -----------  ----------  -------
Balance at December 31, 2000                       -             -           -            -     448,000      448
                                         -----------  ------------  ----------  -----------  ----------  -------
Issuance of common stock for cash at
  $0.063 per share on:
    Various dates                                  -             -           -            -   1,200,000    1,200

Services contributed by stockholders               -             -           -            -           -        -

Net loss                                           -             -           -            -           -        -
                                         -----------  ------------  ----------  -----------  ----------  -------
Balance at December 31, 2001                       -             -           -            -   1,648,000    1,648
                                         -----------  ------------  ----------  -----------  ----------  -------
Issued common stock at approximately
  $0.085 per share in February 2002                -             -           -            -   3,285,100    3,285

Issuance of warrants in February 2002
  Valued at $0.01 - $0.085 to purchase
  11,850,000 shares of common stock                -             -           -            -           -        -

May 31, 2002 automatic conversion of
  11,450,000 warrants                              -             -           -            -  11,450,000   11,450

Issuance of common stock at $0.085
per share in June 2002                             -             -           -            -   5,714,150    5,714
                                         -----------  ------------  ----------  -----------  ----------  -------

Carryforward                                       -             -           -            -  22,097,250   22,097
                                         -----------  ------------  ----------  -----------  ----------  -------

      The accompanying notes are an integral part of these financial statements.


                                                                                                                    Page 2 of 6
                                           CONTINENTAL SOUTHERN RESOURCES, INC.
                                               (A DEVELOPMENT STAGE ENTITY)
                                      Consolidated Statements of Stockholders' Equity



                                                                                       Deficit
                                                                      Accumulated    Accumulated
                                          Additional       Stock         Other       During the         Total          Total
                                           Paid-In     Subscription   Comprehensive  Development    Stockholders'  Comprehensive
                                           Capital      Receivable        Loss          Stage          Equity          Loss
                                         ------------  -------------  ------------  -------------  ---------------  ------------
Balance at January 13, 2000
  (Date of Inception)                    $         -   $           -  $          -  $          -   $            -

Issuance of common stock for
  services at $0.063 per share on:
    March 13, 2000                            19,680               -             -             -           20,000
    April 12, 2000                               984               -             -             -            1,000

Issuance of common stock for cash
  at $0.063 per share on March 13, 2000        6,888               -             -             -            7,000

Services contributed by stockholders          20,000               -             -             -           20,000

Net loss                                           -               -             -       (49,184)         (49,184)
                                         ------------  -------------  ------------  -------------  ---------------

Balance at December 31, 2000                  47,552               -             -       (49,184)          (1,184)
                                         ------------  -------------  ------------  -------------  ---------------

Issuance of common stock
  for cash at $0.063 per share on:
    Various dates                             73,800               -             -             -           75,000

Services contributed by stockholders          30,000               -             -             -           30,000

Net loss                                           -               -             -       (67,544)         (67,544)
                                         ------------  -------------  ------------  -------------  ---------------

Balance at December 31, 2001                 151,352               -             -      (116,728)          36,272
                                         ------------  -------------  ------------  -------------  ---------------

Issued common stock at approximately
  $0.085 per share in February 2002          274,515               -             -             -          277,800

Issuance of warrants in February 2002
  Valued at $0.01 - $0.085 to purchase
  11,850,000 shares of common stock          933,200               -             -             -          933,200

May 31, 2002 automatic conversion
  of 11,450,000 warrants                     (11,450)              -             -             -                -

Issuance of common stock at $0.085
  per share in June 2002                     455,486               -             -             -          461,200
                                         ------------  -------------  ------------  -------------  ---------------

Carryforward                               1,803,103               -             -      (116,728)       1,708,472
                                         ------------  -------------  ------------  -------------  ---------------

      The accompanying notes are an integral part of these financial statements.


                                                                                                   Page 3 of 6
                                      CONTINENTAL SOUTHERN RESOURCES, INC.
                                          (A DEVELOPMENT STAGE ENTITY)
                                 Consolidated Statements of Stockholders' Equity


                                             Preferred Stock - A     Preferred Stock - B        Common Stock
                                           -----------------------  ---------------------  ---------------------
                                             Shares       Amount     Shares       Amount     Shares      Amount
                                           ----------  -----------  ---------  ----------  -----------  --------
Carryforward                                        -  $         -          -  $        -  22,097,250   $22,097

Cancellation of shares returned by a
  former officer                                    -            -          -           -    (432,000)     (432)

Conversion of 100,000 warrants issued
  for consulting services                           -            -          -           -     100,000       100

Issuance of warrants in February - March
  2002 valued at $136,100 to purchase
  6,499,713 shares of common stock
  and 539,000 shares of preferred stock             -            -          -           -           -         -

Conversion of notes payable into
  1.428571 shares of common and
  .9857141 shares of Series A preferred
  stock per $1 unit of convertible note
  at May 31, 2002                           4,090,713        4,091          -           -   5,928,790     5,928

Stock subscription receivable                       -            -          -           -           -         -

Stock subscription receivable - related
  party                                             -            -          -           -           -         -

Conversion of note payable at $1.60 per
  share at May 31, 2002                             -            -          -           -   2,281,250     2,282

Issuance of common stock for interest on
  May 31, 2002                                      -            -          -           -       2,206         2

Issuance of common stock at $2.25 per
  share in June 2002                                -            -          -           -     711,108       712

Offering costs related to $2.25 offering            -            -          -           -           -         -

Issuance of warrants valued at $2.56 to
  purchase 150,000 shares of common
  stock as additional consideration
  for the April 2002 $1,500,000
  private placement                                 -            -          -           -           -         -

Beneficial conversion feature on
  $1,500,000 convertible debt                       -            -          -           -           -         -
                                           ----------  -----------  ---------  ----------  -----------  --------
Carryforward                                4,090,713        4,091          -           -  30,688,604    30,689
                                           ----------  -----------  ---------  ----------  -----------  --------

      The accompanying notes are an integral part of these financial statements.



                                               CONTINENTAL SOUTHERN RESOURCES, INC.
                                                   (A DEVELOPMENT STAGE ENTITY)
                                         Consolidated Statements of Stockholders' Equity


                                                                                            Deficit
                                                                           Accumulated    Accumulated
                                              Additional       Stock          Other       During the         Total        Total
                                               Paid-In      Subscription   Comprehensive  Development   Stockholders' Comprehensive
                                               Capital       Receivable        Loss          Stage          Equity         Loss
                                             ------------  --------------  ------------  -------------  ---------------  ----------
Carryforward                                 $ 1,803,103   $           -   $          -  $   (116,728)  $    1,708,472

Cancellation of shares returned by a former
  officer                                            432               -              -             -                -

Conversion of 100,000 warrants issued for
  consulting services                               (100)              -              -             -                -

Issuance of warrants in February - March
  2002 valued at $136,100 to purchase
  6,499,713 shares of common stock and
  539,000 shares of preferred stock              136,100               -              -             -          136,100

Conversion of notes payable into
  1.428571 shares of common and
  . 9857141 shares  of Series A preferred
  stock per $1 unit of  convertible note
  at May 31, 2002                              4,139,981               -              -             -        4,150,000

Stock subscription receivable                          -      (2,480,000)             -             -       (2,480,000)

Stock subscription receivable - related
  party                                                -      (1,156,250)             -             -       (1,156,250)

Conversion of note payable at $1.60 per
  share at May 31, 2002                        3,647,718               -              -             -        3,650,000

Issuance of common stock for interest on
  May 31, 2002                                    13,223               -              -             -           13,225

Issuance of common stock at $2.25 per
  share in June 2002                           1,599,288               -              -             -        1,600,000

Offering costs related to $2.25 offering        (772,850)              -              -             -         (772,850)

Issuance of warrants valued at $2.56 to
  purchase 150,000 shares of common
  stock as additional consideration
  for the April 2002 $1,500,000
  private placement                              383,451               -              -             -          383,451

Beneficial conversion feature on
  $1,500,000 convertible debt                  1,116,549               -              -             -        1,116,549
                                             ------------  --------------  ------------  -------------  ---------------  ----------
Carryforward                                  12,066,895      (3,636,250)             -      (116,728)       8,348,697
                                             ------------  --------------  ------------  -------------  ---------------  ----------

      The accompanying notes are an integral part of these financial statements.



                                                                                                       Page 5 of 6
                                       CONTINENTAL SOUTHERN RESOURCES, INC.
                                           (A DEVELOPMENT STAGE ENTITY)
                                  Consolidated Statements of Stockholders' Equity


                                                Preferred Stock - A    Preferred Stock - B       Common Stock
                                              ----------------------  ---------------------  ---------------------
                                                Shares      Amount     Shares       Amount      Shares      Amount
                                              ----------  ----------  ---------  ----------  -----------  --------
Carryforward                                   4,090,713  $    4,091          -  $        -  30,688,604   $30,689

Issuance of common stock at $2.25 per
  share in July 2002                                   -           -          -           -   1,027,230     1,027

Issuable common stock at $2.25 per
  share in July 2002                                   -           -          -           -     155,000       155

Offering costs related to the $2.25
  offering                                             -           -          -           -           -         -

Issuance of warrants to purchase 100,000
  shares of common stock for investment
  banking fee related to the Waha/
  Lockridge interest acquisition in
  August 2002                                          -           -          -           -           -         -

Cancellation of shares                                 -           -          -           -     (16,000)      (16)

Conversion of notes payable at $100 per
  share on September 27, 2002                          -           -     39,429          40           -         -

Conversion of notes payable into
  1.428584 shares of common and
  0.009867 shares of Series B preferred
  stock per $1 unit of convertible  note on
  September 30, 2002 of which 785,721
  are issuable                                         -           -      5,427           5     785,721       786

Issuance of warrants valued at $3.10 to
  purchase 232,500 shares of common
  stock as additional consideration for the
  October 2002 issuance of $1,550,000 in
  convertible debentures                               -           -          -           -           -         -

Beneficial conversion feature on
1,550,000 convertible debenture                       -           -          -           -           -         -

Issuance of common stock at $3.25 per
  share in November 2002 of which
  76,923 shares are issuable                           -           -          -           -      76,923        77

Offering costs related to $3.25 offering               -           -          -           -           -         -

Conversion of notes payable at $100 per
  share at December 30, 2002                           -           -     98,571          99           -         -

Preferred stock dividend                               -           -          -           -           -         -

COMPREHENSIVE LOSS

Net Loss                                               -           -          -           -           -         -
                                              ----------  ----------  ---------  ----------  -----------  --------
Unrealized gain (loss) on available-for-
  sale securities                                      -           -          -           -           -         -
                                              ----------  ----------  ---------  ----------  -----------  --------
      Total Comprehensive Loss
Balance, December 31, 2002                     4,090,713  $    4,091    143,427  $      144  32,717,478   $32,718
                                              ==========  ==========  =========  ==========  ===========  ========

      The accompanying notes are an integral part of these financial statements.

                                                                                                                  Page 6 of 6


                      CONTINENTAL SOUTHERN RESOURCES, INC.
                          (A DEVELOPMENT STAGE ENTITY)
                Consolidated Statements of Stockholders' Equity



                                                                                         Deficit
                                                                         Accumulated   Accumulated
                                              Additional      Stock         Other      During the         Total         Total
                                               Paid-In    Subscription  Comprehensive   Development    Stockholders' Comprehensive
                                               Capital      Receivable      Loss          Stage          Equity          Loss
                                             ------------  ------------  -----------  -------------  ---------------  ------------
Carryforward                                 $12,066,895   $(3,636,250)  $        -   $   (116,728)  $    8,348,697

Issuance of common stock at $2.25 per
  share in July 2002                           2,310,223             -            -              -        2,311,250

Issuable common stock at $2.25 per
  share in July 2002                             348,595             -            -              -          348,750

Offering costs related to the $2.25
  offering                                       (26,307)            -            -              -          (26,307)

Issuance of warrants to purchase 100,000
  shares of common stock for investment
  banking fee related to the Waha/
  Lockridge interest acquisition in
  August 2002                                    140,000             -            -              -          140,000

Cancellation of shares                                16             -            -              -                -

Conversion of notes payable at $100 per
  share on September 27, 2002                  3,942,819             -            -              -        3,942,859

Conversion of notes payable into
  1.428584 shares of common and
  0.009867 shares of Series B preferred
  stock per $1 unit of convertible  note on
  September 30, 2002 of which 785,721
  are issuable                                   549,209             -            -              -          550,000

Issuance of warrants valued at $3.10 to
  purchase 232,500 shares of common
  stock as additional consideration for the
  October 2002 issuance of $1,550,000 in
  convertible debentures                         719,755             -            -              -          719,755

Beneficial conversion feature on
  $1,550,000 convertible debenture               830,245             -            -              -          830,245

Issuance of common stock at $3.25 per
  share in November 2002 of which
  76,923 shares are issuable                     249,923             -            -              -          250,000

Offering costs related to $3.25 offering         (26,096)            -            -              -          (26,096)

Conversion of notes payable at $100 per
  share at December 30, 2002                   9,857,050             -            -              -        9,857,149

Preferred stock dividend                               -             -            -       (284,298)        (284,298)

COMPREHENSIVE LOSS

Net Loss                                               -             -            -     (8,386,844)      (8,386,844)   (8,386,844)

Unrealized gain (loss) on available-for-
  sale securities                                      -             -     (999,750)             -         (999,750)     (999,750)
                                             ------------  ------------  -----------  -------------  ---------------  ------------

      Total Comprehensive Loss
Balance, December 31, 2002                   $30,962,327   $(3,636,250)  $ (999,750)  $ (8,787,870)  $   17,575,410   $(9,386,594)
                                             ============  ============  ===========  =============  ===============  ============

      The accompanying notes are an integral part of these financial statements.

                             CONTINENTAL SOUTHERN RESOURCES, INC.
                                 (A DEVELOPMENT STAGE ENTITY)
                             Consolidated Statements of Cash Flows


                                                         For the Years Ended    January 13, 2000
                                                              December 31,      (Inception) to
                                                       ------------------------  December 31,
                                                           2002         2001         2002
                                                       -------------  ---------  -------------
Cash Flows from Operating Activities
  Net loss                                             $ (8,386,844)  $(67,544)  $ (8,503,572)
  Adjustments to reconcile net loss to net cash
   used in operating activities
    Minority interest                                        85,773          -         85,773
    Shares issued for services rendered                           -          -         21,000
    Collection incentives                                   136,100          -        136,100
    Contributed services                                     53,750     30,000        103,750
    Depreciation                                              9,612        638         10,250
    Unproved property impairment                          3,358,136          -      3,358,136
    Bad debt expense                                        550,601          -        550,601
    Amortization of discount on marketable securities      (343,367)         -       (343,367)
    Amortization of discount on note payable              2,152,048          -      2,152,048
    Amortization of loan costs                               74,538          -         74,538
    Interest expense paid by stock issuance                  13,225          -         13,225
    Equity loss in affiliates                                27,772          -         27,772
    Realized gain on share exchange                        (164,990)         -       (164,990)
  Changes in assets and liabilities
    (Increase) Decrease in assets
      Other current assets                                        -     (4,975)        (5,150)
      Other receivables                                    (106,942)         -       (106,942)
      Prepaid expenses                                        5,150          -          5,150
      Advance payments to operators                        (155,310)         -       (155,310)
      Deposits                                               (5,000)         -         (5,000)
  Increase in liabilities
      Accounts payable and accrued expenses               1,253,135     16,847      1,270,900
                                                       -------------  ---------  -------------
Net Cash Used in Operating Activities                    (1,442,613)   (25,034)    (1,475,088)
                                                       -------------  ---------  -------------

Cash Flows From Investing Activities
  Notes receivable                                       (1,428,117)         -     (1,428,117)
  Repayment of notes receivable                             792,500          -        792,500
  Purchases of oil and gas interests                    (17,073,118)         -    (17,073,118)
  Investment in Limited Partnership                      (1,401,263)         -     (1,401,263)
  Purchase of marketable securities                      (4,304,036)         -     (4,304,036)
  Purchases of equipment                                     (2,651)   (10,207)       (12,858)
                                                       -------------  ---------  -------------
Net Cash Used in Investing Activities                   (23,416,685)   (10,207)   (23,426,892)
                                                       -------------  ---------  -------------

Cash Flows From Financing Activities
  Advances from stockholder                                 300,000          -        300,000
  Repayments to stockholder                                (300,000)    (1,495)      (300,000)
  Proceeds from borrowings                               15,435,800          -     15,435,800
  Loan costs                                               (245,000)         -       (245,000)
  Proceeds from common and preferred stock issued and
    issuable, net of issuance costs                       9,958,948     75,000     10,040,948
                                                       -------------  ---------  -------------
Net Cash Provided by Financing Activities                25,149,748     73,505     25,231,748
                                                       -------------  ---------  -------------

Net Increase in Cash and Cash Equivalents                   290,450     38,264        329,768

Cash and Cash Equivalents, Beginning of Period               39,318      1,054              -
                                                       -------------  ---------  -------------
Cash and Cash Equivalents, End of Period               $    329,768   $ 39,318   $    329,768
                                                       =============  =========  =============

      The accompanying notes are an integral part of these financial statements.

                      CONTINENTAL SOUTHERN RESOURCES, INC.
                          (A DEVELOPMENT STAGE ENTITY)
                   Notes to Consolidated Financial Statements


NOTE 1 - DESCRIPTION OF BUSINESS

Continental Southern Resources, Inc. (the "Company" or "CSOR"), formerly known as Expressions Graphics, Inc., was incorporated under the laws of the state of Nevada on January 13, 2000.

On February 18, 2002, the Company experienced a change in management when all of its directors and officers resigned from their positions and the stockholders appointed new officers and directors. The Company's new management implemented a new business plan and completed a series of material transactions and the Company became engaged in the business of acquiring, exploring, developing and producing natural gas and oil properties. The Company is generally not involved as the operator of the projects in which it participates. Instead, the Company relies on third parties for drilling, delivering any gas or oil reserves that are discovered, and assisting in the negotiation of all sales contracts with such purchasing parties. With the assistance of such third parties, the Company plans to explore and develop these prospects and sell on the open market any gas or oil that is discovered. The Company relies on Touchstone Resources USA, Inc., a related party, to assist and advise the Company regarding the identification and leasing of properties on favorable terms. The company also relies on Touchstone Resources USA, Inc. to provide additional reserve assessment analysis and engineering services in connection with the exploration and development of the prospects. Touchstone Resources USA, Inc. has a significant level of experience in exploring and developing gas and oil properties in the regions where the prospects are located. This strategy is intended to reduce the level of overhead and capital expenditures required to maintain drilling and production operations. The Company does not own any drilling rigs, and all of the drilling activities are conducted by independent drilling contractors. The Company's properties are located in Louisiana, Mississippi, Texas, and Thailand.


NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation
---------------------

The accompanying financial statements have been prepared on the accrual basis of accounting in accordance with accounting principles generally accepted in the United States of America ("US GAAP") and have been presented on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business.

Principles of Consolidation and Ownership Interest in Investees
---------------------------------------------------------------

The accompanying consolidated financial statements include all of the accounts of CSOR and its four subsidiaries consisting of EGI Louisiana, Inc. (100% owned), a Nevada corporation incorporated in March 2002, Knox Miss. Partners, L.P. (99%), a Delaware limited partnership formed in March 2002, PHT Partners, L.P. (94.9%) and CSR-WAHA Partners, L.P. (99%), each a Delaware limited partnership formed in June 2002. The Company also has a 24.2% interest in Louisiana Shelf Partners, L.P., a Delaware limited partnership formed in December 2002. The various interests that CSOR owns in its investees are accounted for under three broad methods: consolidation, equity, and cost method. The applicable accounting method is generally determined based on CSOR's voting interest in the affiliate company.

Consolidation
-------------

Affiliate companies in which CSOR directly or indirectly owns more than 50% of the outstanding voting interest are accounted for under the consolidation method of accounting. Under this method, an affiliate company's results of operations are reflected within CSOR's Consolidated Statement of Operations. All significant intercompany accounts and transactions have been eliminated.

Equity Method
-------------

Under the guidance of Emerging Issues Task Force D-46, "Accounting for Limited Partnership Investments" the Company uses the equity method to account for all of its limited partnership interests that range from 5% to 50%. Under the equity method of accounting, the Company's proportionate share of the investees' net income or loss is included in "Partnership Investment Losses" in the Consolidated Statements of Operations. Any excess investment is evaluated each reporting period for impairment and is amortized over the estimated period of the remaining oil and gas reserves.

                      CONTINENTAL SOUTHERN RESOURCES, INC.
                          (A DEVELOPMENT STAGE ENTITY)
                   Notes to Consolidated Financial Statements


NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Cost Method
-----------

Limited partnerships in which the Company directly or indirectly owns 5% or less of the outstanding voting interest are accounted for under the cost method of accounting. Under this method income received from the investees is reflected within the Company's consolidated statement of operations as investment income or loss unless the amount of the dividends exceeds the Company's proportionate share of the affiliates income. In that case the excess amount would be considered a return of capital and be recorded as a reduction of the investment.

Development Stage Enterprise
----------------------------

The Company is a Development Stage Enterprise, as defined in Statement of Financial Accounting Standards ("SFAS") No. 7 "Accounting and Reporting for Development Stage Enterprises." Under SFAS No. 7, certain additional financial information is required to be included in the financial statements for the period from inception of the Company to the current balance sheet date.

Oil and Gas Accounting
----------------------

The Company uses the successful efforts method of accounting for oil and gas producing activities. Costs to acquire mineral interests in oil and gas properties, drill and equip exploratory wells that find proved reserves, and drill and equip development wells are capitalized. Costs to drill exploratory wells that do not find proved reserves, associated geological and geophysical costs, and associated costs of carrying and retaining unproved properties are expensed.

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

Upon the sale or retirement of a complete unit of a proved property, the cost and related accumulated depreciation, depletion, and amortization are eliminated from the property accounts, and the resultant gain or loss is recognized. Upon the retirement or sale of a partial unit of proved property, the cost is charged to accumulated depreciation, depletion, and amortization with a resulting gain or loss recognized in income.

On the sale of an entire interest in an unproved property for cash or cash equivalent, gain or loss on the sale is recognized, taking into consideration the amount of any recorded impairment if the property had been assessed individually. If a partial interest in an unproved property is sold, the amount received is treated as a reduction of the cost of the interest retained.

Revenue is recognized at the time title passes on oil and gas quantities, less any royalties due. Revenues related to natural gas are recognized using the entitlement method of accounting for gas imbalances. Any quantities that are in excess of sales quantities are recorded as a receivable at the lower of the current market price or the market price at the time the imbalance occurred. Any quantities that are lower than the sales quantities are recorded as deferred revenue at the market price at the time the imbalance occurred.

                      CONTINENTAL SOUTHERN RESOURCES, INC.
                          (A DEVELOPMENT STAGE ENTITY)
                   Notes to Consolidated Financial Statements


NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Use of Estimates
----------------

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

Management believes that it is reasonably possible the following material estimates affecting the financial statements could significantly change in the coming year (1) estimates of proved oil and gas reserve, (2) estimates as to the expected future cash flow from proved oil and gas properties, and (3) estimates of future dismantlement and restoration costs.

The Company's business makes it vulnerable to changes in wellhead prices of crude oil and natural gas. Such prices have been volatile in the past and can be expected to be volatile in the future.

By definition, proved reserves are based on current oil and gas prices. Price declines reduce the estimated quantity of proved reserves and increase annual amortization expense (which is based on proved reserves).

Cash and Cash Equivalents
-------------------------

Cash and cash equivalents include cash on hand and investments in money market funds. The Company considers all highly liquid instruments with an original maturity of 90 days or less at the time of purchase to be cash equivalents.

Concentrations of Credit Risk
-----------------------------

Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash deposits at financial institutions or unsecured loans. At various times during the year, the Company may exceed the federally insured limits. To mitigate this risk, the Company places its cash deposits only with high credit quality institutions. Management believes the risk of loss is minimal.

Property and Equipment
----------------------

Property and equipment are recorded at cost, less accumulated depreciation. Furniture and fixtures are depreciated using the straight-line method over their estimated useful life of seven years.

Goodwill and Acquired Intangibles
---------------------------------

The Company accounts for goodwill and acquired intangible assets in accordance with SFAS No. 142, "Goodwill and Other Intangible Assets." Accordingly, goodwill arising from the acquisition of investments is not amortized, but is reviewed annually for impairment.

Capitalized Interest
--------------------

The Company policy is to capitalize interest on expenditures for significant exploration and development projects while activities are in progress to bring the assets to their intended use.

                      CONTINENTAL SOUTHERN RESOURCES, INC.
                          (A DEVELOPMENT STAGE ENTITY)
                   Notes to Consolidated Financial Statements


NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Financial Instruments
---------------------

The carrying amounts reflected in the consolidated balance sheets for cash and equivalents, short-term receivables and short-term payables approximate their fair value due to the short maturity of the instruments. The carrying value of the investment in equity securities approximates fair value based on their market trading price. The carrying value of the note receivable with detachable warrants reflects a discount for the value of warrants. The carrying value of the convertible notes is recorded at the value of the underlying collateral.

Income Taxes
------------

The Company accounts for income taxes pursuant to SFAS No. 109, "Accounting for Income Taxes." Deferred taxes are provided on a liability method whereby deferred tax assets are recognized for deductible temporary differences, and deferred tax liabilities are recognized for taxable temporary differences. Temporary differences are the differences between the reported amounts of assets and liabilities in the financial statements and their tax basis. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion of, or all of, the deferred tax assets will not be realized. Deferred tax assets and liabilities are adjusted for the effects of changes in tax laws and rates on the date of enactment.

Dismantlement, Restoration and Environmental Costs
--------------------------------------------------

At the time oil and gas property reaches the end of its useful life, equipment is dismantled, wells are plugged and the property must be restored to a condition required by environmental laws and regulations. Any estimated costs relating to future dismantlement and restoration are amortized with capitalized development costs by field based on proved reserves. The additional amortization will be carried on the balance sheet as an accrued liability. As of December 31 2002, the Company has accrued no such costs as management deems that the salvage value of the well offsets the current cleanup estimate.

Stock-Based Compensation Arrangements
-------------------------------------

The Company applies the intrinsic value method of accounting prescribed by Accounting Principles Board Opinion No. 25, "Accounting For Stock Issued
To Employees," and related interpretations, in accounting for its stock-based grants to employees. Under the intrinsic value method of accounting, compensation expense is recorded on the date of grant only if the current market price of the underlying stock exceeds the exercise price. The Company applies the disclosure provisions specified in SFAS No. 148, "Accounting For Stock Based Compensation - Transition and Disclosure - an Amendment of SFAS 123," The Company applies SFAS No. 123, "Accounting for Stock-Based Compensation," in accounting for stock-based grants to non-employees.

Loss Per Share
--------------

Loss per common share is calculated in accordance with SFAS No. 128, Earnings Per Share. Basic loss per common share is computed by dividing net loss attributable to common stockholders by the weighted average number of common shares outstanding. Diluted loss per share is computed similarly to basic loss per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if potentially dilutive common shares had been issued and if the additional common shares were dilutive. Shares associated with stock options, warrants and convertible debt are not included because their inclusion would be antidilutive (i.e., reduce the net loss per share).

                      CONTINENTAL SOUTHERN RESOURCES, INC.
                          (A DEVELOPMENT STAGE ENTITY)
                   Notes to Consolidated Financial Statements


NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

The common shares potentially issuable arising from these instruments, which were outstanding during the periods presented in the financial statements, consisted of:

                               December 31,
                            -----------------
                              2002      2001
                            ---------  ------
         Options              500,000       -
         Warrants             782,500       -
         Convertible Debts  1,414,423       -
                            ---------  ------
                            2,696,923       -
                            =========  ======

Segment Information
-------------------

The Company has determined it has one reportable operating segment as defined by SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information."

Impairment of Loans
-------------------

The Company uses SFAS No. 114, "Accounting by Creditors for Impairment of a Loan," amended by SFAS No. 118, for measuring the impairment of certain debt investments. Under SFAS No. 114, impaired loans are measured based on the present value of expected future cash flows discounted at the loan's effective interest rate or at the loan's observable market price or the fair value of the collateral if the loan is collateral dependent. The Company used the fair value of the loan collateral to measure the impairment of the loans and ceased accruing interest income on the loans.

Recent Accounting Pronouncements
--------------------------------

In June 2001, the FASB issued SFAS 143, "Accounting for Asset Retirement Obligations," which provides accounting requirements for retirement obligations associated with tangible long-lived assets, including the timing of liability recognition, initial measurement of the liability, allocation of asset retirement costs to expense, subsequent measurement of the liability, and
financial statement disclosures.   SFAS 143 requires that asset retirement costs
be capitalized along with the cost of the related long-lived assets and subsequently allocated to expense using a systematic and rational method. The adoption of SFAS 143 may result in (i) an increase of total liabilities, because more retirement obligations are required to be recognized, (ii) an increase in the recognized cost of assets, because the retirement costs are added to the carrying amount of the long-lived assets and (iii) an increase in operating expense, because of the accretion of the retirement obligation and additional depreciation and depletion. The majority of the asset retirement obligations which may be recorded by the Company would relate to the plugging and abandonment of oil and gas wells. While the Company has not completed the process of determining the effect of this new accounting pronouncement on its consolidated financial statements, the Company currently expects that the effect of SFAS No. 143 on the Company's financial statements, when it becomes effective, will not be significant.

                      CONTINENTAL SOUTHERN RESOURCES, INC.
                          (A DEVELOPMENT STAGE ENTITY)
                   Notes to Consolidated Financial Statements


NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

In April 2002, the FASB issued SFAS No. 145, "Rescission of FASB Statements No. 4, 44, and 62, Amendment of FASB Statement No. 13, and Technical Corrections." For most companies, SFAS No. 145 will require gains and losses on extinguishments of debt to be classified as income or loss from continuing operations rather than as extraordinary items as previously required under SFAS No. 4. Extraordinary treatment will be required for certain extinguishments as provided in Accounting Principles Board Opinion No. 30. SFAS No. 145 also amends SFAS No. 13 to require certain modifications to capital leases be treated as a sale-leaseback and modifies the accounting for sub-leases when the original lessee remains a secondary obligor (or guarantor). SFAS No. 145 is effective for transactions occurring after May 15, 2002, and is not expected to have a material impact on the results of operations or financial position of the Company.

FASB Statement 146, "Accounting for Costs Associated with Exit or Disposal Activities," addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies EITF Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)." The principal difference between Statement 146 and Issue 94-3 relates to Statement 146's requirements for recognition of a liability for a cost associated with an exit or disposal activity. Statement 146 requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred. Under Issue 94-3, a liability for an exit cost as generally defined in Issue 94-3 was recognized at the date of an entity's commitment to an exit plan. A fundamental conclusion reached by the FASB in this Statement is that an entity's commitment to a plan, by itself, does not create an obligation that meets the definition of a liability. Therefore, this Statement eliminates the definition and requirements for recognition of exit costs in Issue 94-3. This Statement also establishes that fair value is the objective for initial measurement of the liability. The provisions of this statement are effective for exit or disposal activities that are initiated after December 31, 2002, and is not expected to have a material impact on the results of operations or financial position of the Company.

In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock Based Compensation - Transition and Disclosure - an amendment of FASB Statement No. 123." SFAS No. 148 amends SFAS No. 123 to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, SFAS No. 148 amends the disclosure requirements of SFAS No. 123 to require more prominent disclosure in both annual and interim financial statements. The transition guidance and annual disclosure provisions of SFAS No. 148 are effective for fiscal years ending after December 15, 2002. The interim disclosure provisions are effective for financial reports containing financial statements for interim periods beginning after December 15, 2002. The Company did not adopt the fair value method of valuing stock options and will continue to apply Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations in accounting for stock options. The Company has adopted the disclosure provisions of SFAS No. 148.


NOTE 3 - LIQUIDITY AND CAPITAL RESOURCES

The accompanying financial statements have been prepared in accordance with U.S. GAAP, which contemplates continuation of the Company as a going concern. The Company is in the development stage and has significant debt obligations to repay in future years and its liabilities exceed its assets. Additionally, the Company will need significant funds to meet its cash calls on its various interests in oil and gas prospects to explore, produce, develop, and eventually sell the underlying natural gas and oil products under its interests and to acquire additional properties. The Company believes that collections of its current subscription and notes receivable and sale of marketable securities will provide sufficient funds to fund its operations through December 2003. In the event that the Company locates additional prospects for acquisitions, experiences cost overruns at its prospects, or fails to generate projected revenues, the Company will be required to raise funds through additional offerings of its securities in order to have the funds necessary to complete these acquisitions and continue its operations.

                      CONTINENTAL SOUTHERN RESOURCES, INC.
                          (A DEVELOPMENT STAGE ENTITY)
                   Notes to Consolidated Financial Statements


NOTE 3 - LIQUIDITY AND CAPITAL RESOURCES (Continued)

If the Company is unable to obtain additional funds when they are required or if the funds cannot be obtained on terms favorable to the Company, management may be required to delay, scale back or eliminate its well development program or license third parties to develop or market products that the Company would otherwise seek to develop or market itself, or even be required to relinquish its interest in the properties. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.


NOTE 4 - STOCK SPLIT

On January 3, 2002, the number of outstanding shares of common stock were split four-for-one. On June 3, 2002, the number of outstanding shares of common stock were reverse split one-for-five. All share and per share amounts in the financial statements reflect the stock splits.


NOTE 5 - NOTE RECEIVABLE - RELATED PARTY

During August and September 2002, the Company loaned a total of $475,000 to International Travel CD's ("ILCD") for which it received various 10% unsecured promissory notes that were due 45 days from the date of issuance. On October 5, 2002, the Company entered into an Assignment and Release Agreement with ILCD whereby the Company agreed to purchase and assume the assignment of a secured promissory note between ILCD and Snipes Productions, LLC ("the Secured Note") for full satisfaction of the remaining unpaid balance of the ILCD promissory notes amounting to $122,500. The Secured Note's maturity date of December 31, 2002 was extended to October 31, 2003 and interest is equal to 35% of the aggregate principal balance. As of December 31, 2002, the outstanding principal balance and unpaid interest on the Secured Note was $122,500 and $16,417, respectively.

In August and October 2002, the Company loaned the aggregate of $425,000 and $220,000 to BPK Resources, Inc. and its subsidiary, CSR - Hackberry Partners, L.P., respectively. The Company received various demand promissory notes with annual interest rates of 10% and 12%. The outstanding balance of these notes at December 31, 2002 was $250,000 and $45,000, respectively. Unpaid accrued interest totaled $12,851.

During 2002, Knox Miss and CSR-Waha made short-term unsecured advances of $5,617 and $10,000, respectively, to BPK Resources, Inc. These advances remain outstanding as of December 31, 2002.

During 2002, PHT Partners made a short-term unsecured advance of $50,000 to PH Gas, LLC. This advance remained outstanding as of December 31, 2002.


NOTE 6 - NOTE RECEIVABLE

On November 1, 2002, the Company loaned $152,500 to IP Services Inc. in exchange for a 10% demand promissory note. As of December 31, 2002 the note along with $3,232 in accrued interest remained outstanding.

                      CONTINENTAL SOUTHERN RESOURCES, INC.
                          (A DEVELOPMENT STAGE ENTITY)
                   Notes to Consolidated Financial Statements


NOTE 7 - OIL AND GAS PROPERTIES

Hell Hole Bayou
---------------

From February through August 2002, the Company acquired various working interests in the leases underlying the North Hell Hole Prospect (the "Prospect") for an aggregate purchase price of $10,083,000. The Prospect is subject to the terms and conditions of an A.A.P.L. Form 610 - Model Form Operating Agreement - 1989 with certain revisions. The purpose of the Prospect is to explore, develop and produce certain oil and gas interests it possesses in a contracted area, which contains Louisiana State Lease Nos. 16141, 16142 and 17289 known as Hell Hole Bayou located in Vermillion Parish, Louisiana. The Company acquired these interests from various lease holders, including Touchstone Resources USA, Inc. ("Touchstone USA"). The Company's various interests are subject to various terms and specifications including restrictions, overriding royalty interests, specific drilling depths, future wells, specific locations, and other parties with priority in recovering their costs in certain net profits in the interests. As of December 31, 2002, the Company owned an aggregate working interest of 37.9% and additional 10% back-in interest. The Company had incurred approximately $2,532,804 of drilling costs in 2002.

In December 2002, it was determined by the Company's outside engineer and operator that the hole was dry. It was decided to sidetrack the hole 1,000 feet to the east to a depth of approximately 16,800 feet. The Company had prepaid approximately $300,000 in drilling cost in 2002 for the sidetracking that commenced in January 2003. In April 2003, after testing all zones it was determined that the sidetracking well was a dry hole also. The Company has recorded an expense in 2002 totaling $2,832,804 related to the 2002 drilling cost and 2003 prepayment. The Company has also recorded an impairment of its investment in Hell Hole in the amount of $825,000. The Company paid an additional $1,294,540 in January for its share of the 2003 drilling cost which will be expensed in the quarter ended March 31, 2003. The Company is subject to receiving Authorization for Expenditure ("AFE") invoices for costs of additional land acquisition, exploration, drilling, etc.

See Note 23 for subsequent developments relating to this Prospect and potential loss of drilling rights.


Knox Miss. Partners, L.P.
-------------------------

On March 23, 2002, the Company formed Knox Miss. Partners, L.P. ("Knox Miss."), a Delaware limited partnership. As of December 31, 2002, the Company contributed $3,845,000 and the general partner contributed $27,325 to the limited partnership. Knox Miss. Partners, L.P. was formed to acquire interests in gas, oil and mineral leases of properties located in Mississippi. Knox Miss. LLC, a Delaware limited liability company, which is the general partner of Knox Miss. Partners, L.P., was formed in March 2002. Pursuant to Knox Miss, LLC's operating agreement, the Company was designated as the managing member of Knox Miss, LLC and given the authority to make all decisions on behalf of Knox Miss, LLC. Pursuant to the terms of the Partnership agreement of Knox Miss. Partners, L.P., the Company, as the sole limited partner, is entitled to receive 99% of all cash generated by Knox Miss. Partners, L.P. from its operations or received from the disposition of its assets until such time as the Company as the sole limited partner has recovered its capital contributions to the partnership. Subsequent to recovering its capital contributions, the Company as the sole limited partner is entitled to receive 75% of all cash generated by Knox Miss. Partners, L.P. from its operations or received from the disposition of its assets.

During 2002, Knox Miss entered into exploration agreements with SK Exploration, Inc., SKH Energy Partners II, LP and Clayton Williams Energy, Inc. ("Clayton") to jointly cooperate and participate in the exploration and development of oil, gas and leases in the Livingston Transform Area, Longview and Osborn prospects which cover several counties in Mississippi. Knox Miss acquired certain seismic data and 50% working interests in leases covering approximately 34,800 net mineral acres within these prospects for an aggregate purchase price of $4,214,950. Upon any joint sale by the parties of any ownership interests in the Livingston Transform Area prospect, Knox Miss will be entitled to receive the first $850,000 of the proceeds.

                      CONTINENTAL SOUTHERN RESOURCES, INC.
                          (A DEVELOPMENT STAGE ENTITY)
                   Notes to Consolidated Financial Statements


NOTE 7 - OIL AND GAS PROPERTIES (Continued)

All operations in the Livingston Transform Area, Longview and Osborn Prospects will be conducted in accordance with the provisions of Joint Operating Agreements between the parties. The Joint Operating Agreements are to be in a standard industry form with minor modifications as agreed to by the parties. Knox Miss. Partners, L.P. is to be named as the operator in each of the Joint Operating Agreements. Subsequent to one year after the date of the exploration agreements, if either party to the relevant exploration agreement elects to drill an initial prospect exploratory well, then, depending on the results of the drilling activities, if the other party to the Exploration Agreement elects not to participate in the drilling activities, it may be obligated to relinquish to the participating party: i.) its interest or right to earn or acquire an interest in the producing unit established for the initial prospect exploratory well, and ii.) a portion of its interest or right to earn or acquire an interest in the remainder of the Prospect Area depending on the results of the drilling activities.

CSR-WAHA Partners, L.P.
-----------------------

On June 27, 2002, the Company entered into a limited partnership agreement with CSR, LLC and formed CSR-WAHA Partners, L.P. ("CSR-Waha") of which the Company is the sole limited partner with a 99% interest and CSR, LLC is the general partner. Through December 2002, the Company and CSR, LLC contributed cash of
$750,000 and $500, respectively.   In July and August 2002 the partnership
purchased a working interest of 12-1/2% in the Waha/Lockridge oil and gas prospect located in Reeves County, Texas for $358,038. The Company is not obligated to make any additional contributions or to loan the partnership additional funds. However, CSR-WAHA Partners, L.P. is subject to cash calls from its investment in the prospect. If CSR-WAHA Partners, L.P. does not meet its cash calls, the Company's investment in the partnership may become impaired.

At the discretion of CSR, LLC, available cash will be distributed 99% to the limited partner to the extent of its unreturned capital balance and 1% to CSR, LLC until all unreturned capital balances have been returned and then 80% to the limited partners in proportion to their percentage interest and 20% to CSR, LLC. Distributions in liquidation of the partnership will be made in accordance with the capital accounts subject to the above distributions. In general, profits will be allocated, after giving effect to certain regulatory allocations and cumulative prior allocations, 75% to the limited partner and 25% to CSR, LLC. Losses in general will be allocated after giving effect to regulatory allocations and certain proportionate allocations to all partners with a positive capital account in proportion to the extent of their balances and then entirely to CSR, LLC.

As of December 31, 2002, oil and gas properties consisted of the following:

                                         Hell Hole Bayou   Knox-Miss   CSR-Waha      Total
                                        -----------------  ----------  ---------  ------------
Unproved properties acquisition costs   $     10,083,000   $4,214,950  $ 369,284  $14,667,234
Drilling in progress                           2,532,804            -    171,135    2,703,939
Other capitalized costs                          605,405      266,640    192,561    1,461,606
Allowance for impairment                      (3,358,136)           -          -   (3,755,136)
                                        -----------------  ----------  ---------  ------------

Net capitalized oil and gas properties  $      9,863,073   $4,481,590  $ 732,980  $15,077,643
                                        =================  ==========  =========  ============

                      CONTINENTAL SOUTHERN RESOURCES, INC.
                          (A DEVELOPMENT STAGE ENTITY)
                   Notes to Consolidated Financial Statements


NOTE 8 - EQUITY INTERESTS IN OIL AND GAS PROPERTIES

PHT Partners, L.P.
------------------

On June 26, 2002, the Company entered into a limited partnership agreement with PHT Gas, LLC and formed PHT Partners, L.P. ("PHT"). The Company is the sole limited partner with a 99% interest and PHT Gas, LLC is the general partner. On August 4, 2002, the limited partnership agreement was amended to allow an additional partner. This decreased the Company's interest to 94.9%. The partners are responsible for contributing an aggregate of $1,212,000 to PHT, for which the Company's share was $1,150,000. The Company contributed $1,151,000 to PHT as of December 31, 2002. PHT thereupon invested $883,000 in APICO, LLC, a limited liability company, as of December 31, 2002 in return for 883 units out of a total of 4,100 units outstanding.

The business of APICO, LLC is (i) to farm-in to certain concessions (the "Concessions") in Phu Horm Gas Field Project located in Khorat and Udon in the Kingdom of Thailand, which are controlled by Amerada Hess Limited (Thailand), which is acting as the operator; (ii) to acquire and own property interests and other rights in the Concessions; (iii) to participate in exploring the Concessions; (iv) in developing and operating oil and gas wells in the Concessions; (v) in financing its operations, in selling production from such wells and in selling interests in the Property and/or the Concessions; (vii) and to take all other actions necessary, appropriate or advisable in connection with such business.

The Company is not subject to capital calls in connection with its limited partnership interest in PHT. However, PHT is subject to cash calls from its investment in APICO, LLC as explained below. If PHT does not meet its cash calls, then the Company's investment in PHT may become impaired. Pursuant to the APICO membership agreement, PHT and the other APICO members will be called upon from time to time for additional contributions so as to meet the reasonable capital requirements of APICO. If PHT or any other member fails to make required capital contributions or meet the required cash calls in the amounts and at the times specified in the membership agreement, then they would be in default. If the default is not cured within 45 days, then APICO has the right to repurchase the defaulting members' shares for 1% of their original purchase price.

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

Louisiana Shelf Partners, L.P.
------------------------------

On December 31, 2002, the Company entered into a limited partnership agreement with LS Gas, LLC and formed Louisiana Shelf Partners, L.P. ("LSP") of which the Company is a limited partner with an approximate 24% interest and LS Gas, LLC is the general partner. The partners are responsible for contributing an aggregate of $2,619,000 to LSP of which the Company's share is $661,500. The Company contributed $240,000 to LSP as of December 31, 2002. Subsequent to the balance sheet date, the Company paid its remaining share of $421,500. As of December 31, 2002, LSP acquired from Louisiana Shelf Exploration, Inc. certain geological and geophysical data and an interest in oil, gas and mineral leases located in Cameron Parish, Louisiana for a purchase price of $2,450,000. Pursuant to the partnership agreement, the Company and the other LSP members will be called upon from time to time for additional contributions so as to meet the reasonable capital requirements of LSP.

                      CONTINENTAL SOUTHERN RESOURCES, INC.
                          (A DEVELOPMENT STAGE ENTITY)
                   Notes to Consolidated Financial Statements


NOTE 8 - EQUITY INTERESTS IN OIL AND GAS PROPERTIES (Continued)

The Company had no equity interests in oil and gas properties as of December 31, 2001. The following table summarizes the Company's interests in oil and gas non-public limited partnerships accounted for under the equity method of accounting as of December 31, 2002.

                                  December 31, 2002
                          ----------------------------------
                                               Excess of
                                            Carrying Value
                          Carrying Value    Over Net Assets
                          ---------------  -----------------
                                              (Unaudited)

PHT investment in APICO   $     1,136,962  $         278,263
Louisiana Shelf Partners          236,529                  -
                          ---------------  -----------------

                          $     1,373,491  $         278,263
                          ===============  =================

The following table summarizes financial information for the limited partnerships accounted for under the equity method of accounting at December 31, 2002 and has been compiled from the financial statements of the respective entities:


                         December 31, 2002
                        -------------------
                            (Unaudited)

Total Assets            $        6,547,014
                        ===================
Total Liabilities       $          381,502
                        ===================

                             Year Ended
                         December 31, 2002
                        -------------------
                            (Unaudited)
Results of Operations:

Revenue                 $                -

Loss from operations    $         (130,689)

Net Loss                $         (127,146)


NOTE 9 - MARKETABLE SECURITIES - RELATED PARTIES

In connection with the February 2002 acquisition of various working interests in the North Hell Hole Prospect, the Company purchased, for the sum of $2,000,000, a 10% secured convertible promissory note in the principal amount of $2,000,000 and a detached warrant to purchase 1,063,830 shares of common stock at an exercise price of US$1.88 from Touchstone Resources, Ltd. ("Touchstone"), a Canadian Exchange listed company and the parent company of Touchstone USA, Inc. The secured convertible promissory note, which matures August 22, 2004, has an initial conversion price of US$1.88 and is secured by the working interests in Hell Hole Bayou still owned by Touchstone. The fair values of the note receivable and warrants on the date the note was issued, valued by using the Black-Scholes Model, were $787,234 and $1,212,766, respectively. Consequently, a discount in the amount of $1,212,766 was recorded in connection with this note. The fair market value of the warrant was $617,021 as of December 31, 2002.

                      CONTINENTAL SOUTHERN RESOURCES, INC.
                          (A DEVELOPMENT STAGE ENTITY)
                   Notes to Consolidated Financial Statements


NOTE 9 - MARKETABLE SECURITIES - RELATED PARTIES (Continued)

In June 2002 the Company purchased, for the sum of $1,600,000, an additional 10% convertible promissory note in the principal amount of $1,600,000 and a detached warrant to purchase 2,000,000 shares of common stock at an exercise price of US$1.00 until December 28, 2002 from Touchstone. The secured convertible promissory note, which matured December 28, 2002, had an initial conversion price of US$ .80. The fair values of the note receivable and warrants on the date the note was issued, valued by using the Black-Scholes Model, were $1,220,000 and $380,000, respectively. Consequently, a discount in the amount of $380,000 was recorded in connection with this note. On March 20, 2003, the maturity date of the note and expiration date of the warrant was extended to February 28, 2005.

On a fully diluted basis, assuming full conversion of the secured convertible promissory notes and full exercise of the warrants, the Company owns approximately 22% of the common stock of Touchstone.

The Company's marketable convertible debt securities and warrants can be converted into and exercised for shares of Touchstone, which have a readily determinable fair market value. Management determined the appropriate classification of its investment using SFAS No. 115 "Accounting for Certain Investments in Debt and Equity Securities" at the time of purchase, and re-evaluates such determinations at each balance sheet date.

Under SFAS No. 114 "Accounting by Creditors for Impairment of a Loan," amended by SFAS No. 118, management has evaluated the collectibility of the loan from Touchstone and believes that Touchstone may not be able to fully repay the loans. Therefore, the Company has measured and recorded an impairment charge of $1,094,521 on the loans and accrued interest. The loans had a significant discount which reduced their carrying value. In connection with the impairment charge the Company has stopped amortizing the loan discount and accruing interest as of the fourth quarter of 2002. Consequently the carrying value of the loans at December 31, 2002 is equal to 50% of the $2,000,000 and the $1,600,000 face values of the notes based on the fair market value of the underlying loan collateral.

In August 2002, the Company purchased 819,000 shares of common stock of BPK Resources, Inc. for $660,030 and 20,000 shares of common stock of ILCD for $44,005.

In October 2002, the Company exchanged 500,000 shares of common stock of BPK Resources, Inc. for 400,000 shares of common stock of Trimedia Entertainment, Inc. (formerly US Patriot, Inc.). As a result of the exchange, the Company realized a gain of $164,989.

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

                      CONTINENTAL SOUTHERN RESOURCES, INC.
                          (A DEVELOPMENT STAGE ENTITY)
                   Notes to Consolidated Financial Statements


NOTE 9 - MARKETABLE SECURITIES (Continued)

Available-for-sale securities consist of the following at December 31, 2002:

                            Current
               -----------------------------------
                            Gross
                          Unrealized
                 Cost        Loss       Fair Value
               --------  ------------  -----------
Stock          $869,025  $   (24,005)  $   845,020
               --------  ------------  -----------

Total Current  $869,025  $   (24,005)  $   845,020
               ========  ============  ===========

                                                             Long Term
                                        ---------------------------------------------------
                                                       Gross        Allowance
                                        Amortized    Unrealized       for
                                           Cost         Loss       Impairment   Fair Value
                                        ----------  ------------  ------------  -----------
Convertible debt   Due       2/28/2005  $1,416,134  $         -   $  (416,134)  $ 1,000,000

Convertible debt   Due      08/22/2004     934,467            -      (134,467)      800,000

Warrants           Expires   2/28/2005     380,000     (380,000)            -             -

Warrants           Expires  08/22/2004   1,212,766     (595,745)            -       617,021
                                        ----------  ------------  ------------  -----------
Total Non-Current                       $3,943,367  $  (975,745)  $  (550,601)  $ 2,417,021
                                        ==========  ============  ============  ===========


NOTE 10 - PROPERTY AND EQUIPMENT

Property and equipment consisted of the following at December 31:

                                     2002      2001
                                   --------  --------
     Furniture and fixture         $ 2,651   $     -
     Computer equipment                  -    10,207
     Less accumulated depreciation     (43)     (638)
                                   --------  --------
                                   $ 2,608   $ 9,569
                                   ========  ========

Depreciation expense for the year ended December 31, 2002 and 2001 was $9,612 and $638, respectively.

                      CONTINENTAL SOUTHERN RESOURCES, INC.
                          (A DEVELOPMENT STAGE ENTITY)
                   Notes to Consolidated Financial Statements


NOTE 11 - INCOME TAXES

Deferred income taxes result from the net tax effects of temporary timing differences between the carrying amounts of assets and liabilities reflected on the financial statements and the amounts recognized for income tax purposes. The tax effects of temporary differences and net operating loss carryforwards that give rise to significant portions of deferred tax assets and liabilities are as follows at December 31:

                                                                2002        2001
                                                            ------------  ---------
Deferred tax asset
  Allowance for impairment on marketable securities         $   217,800   $      -
  Allowance for impairment on oil and gas properties          1,485,300          -
  Tax benefit arising from net operating loss carryforward    1,937,300     27,800
                                                            ------------  ---------

                                                              3,640,400     27,800
Less valuation allowance                                     (2,640,500)   (27,800)
                                                            ------------  ---------
                                                                999,900          -

Deferred tax liability
  Intangible drilling costs                                    (999,900)         -
                                                            ------------  ---------

Net deferred tax asset                                      $         -   $      -
                                                            ============  =========

Income tax benefit (liability) consists of the following:

                                                                    December 31,
                                                              -----------------------
                                                                  2002        2001
                                                              ------------  ---------
Deferred
  Federal                                                     $   578,600   $      -
  State                                                           124,400          -
Federal and state benefit of net operating loss carryforward    1,937,500     27,800
                                                              ------------  ---------
                                                                2,640,500     27,800
Less valuation allowance                                       (2,640,500)   (27,800)
                                                              ------------  ---------
Net deferred tax asset                                        $         -   $      -
                                                              ============  =========

As of December 31, 2002, the Company had losses which resulted in net operating loss carryforwards for tax purposes amounting to approximately $4,898,754 that may be offset against future taxable income. These carryforwards expire beginning 2018 through 2020. However, these carryforwards may be significantly limited due to changes in the ownership of the Company as a result of future equity offerings.

Recognition of the benefits of the deferred tax assets and liabilities will require that the Company generate future taxable income. There can be no assurance that the Company will generate any earnings or any specific level of earning in future years. Therefore, the Company has established a valuation allowance for deferred tax assets (net of liabilities) of approximately $2,640,500 and $27,800 as of December 31, 2002 and 2001, respectively.

                      CONTINENTAL SOUTHERN RESOURCES, INC.
                          (A DEVELOPMENT STAGE ENTITY)
                   Notes to Consolidated Financial Statements


NOTE 11 - INCOME TAXES (Continued)

The following table presents the principal reasons for the difference between the Company's effective tax rates and of United States federal statutory income tax rate of 34%.

                                                                  December 31,
                                                             -----------------------
                                                                 2002        2001
                                                             ------------  ---------
Federal income tax benefit at statutory rate                 $ 3,034,900   $ 22,900
State income tax benefit (net of effect of federal benefit)      300,800      4,900
Non-deductible expenses                                         (723,000)         -
Less valuation allowance                                      (2,612,700)   (27,800)
                                                             ------------  ---------

Income Tax Benefit                                           $         -   $      -
                                                             ============  =========
Effective Income Tax Rate                                              0%         0%
                                                             ============  =========


NOTE 12 - ACCOUNTS PAYABLE AND ACCRUED EXPENSES

The Company had the following accounts payable and accrued expenses outstanding at December 31:

                           2002      2001
                        ----------  -------
Accrued Interest        $  910,399  $     -
Accounts Payable           151,787   17,765
Preferred Dividend         284,298        -
Other Accrued Expenses     209,241        -
                        ----------  -------
                        $1,555,725  $17,765
                        ==========  =======


NOTE 13 - PAYABLES FOR OIL AND GAS INTERESTS

At December 31, 2002, the Company owed payables for oil and gas interests, in connection with the acquisition of Mississippi Prospects, Texas Prospects and Hell Hole Prospects, in the amounts of $1,153,135, $10,000 and $1,000, respectively.


NOTE 14 - NOTES PAYABLE

Related Party
-------------

In February 2002, the Company received subscription agreement commitments for promissory notes aggregating $10,000,000, which were originally to be funded by August 5, 2003. As incentive to accelerate the funding of their commitments, the Company issued options to the lenders. If the lenders funded their commitments by March 7, 2002, they would have the option to invest an additional $4,000,000 in the Company within 120 days of the original funding, at the same terms and conditions as the initial $10,000,000 investment. The fair value of the warrants, as determined by an independent valuation, amounted to $130,000 and was expensed in full upon their issuance. In February 2002 the full $10,000,000 was funded to the Company. In consideration for the funds received, the Company issued two promissory notes totaling $9,857,149. Interest accrued at 8% per annum. The fair value of these two notes was determined by an independent valuation to be $8,847,000 and a corresponding discount of $1,010,149 was recorded by the Company. The discount has been amortized over the term of the note using the effective interest rate method.

                      CONTINENTAL SOUTHERN RESOURCES, INC.
                          (A DEVELOPMENT STAGE ENTITY)
                   Notes to Consolidated Financial Statements


NOTE 14 - NOTES PAYABLE (Continued)

Related Party (Continued)
-------------------------

The Company also issued the lenders 3,285,100 shares of common stock, and warrants to purchase an aggregate of 11,000,000 shares of the Company's common stock at an aggregate exercise price of $2. The common stock and warrants had an ascribed value of approximately $.10 per share. The Company issued warrants to purchase 450,000 shares of common stock, at an aggregate exercise price of $1, to a registered broker dealer as payment of a commission for the offering. All warrants issued in connection with this offering were automatically deemed exercised at May 31, 2002, the date the Company obtained all required approvals of its shareholders to amend the Company's Articles of Incorporation to increase the authorized shares of its common stock to at least 90,000,000 shares.

On December 30, 2002, the lender and its assignees exchanged their entire principal of $9,857,149 in promissory notes into 98,571 shares of the Company's Series B Preferred Stock. The original principal amount of the promissory note converted into a number of units ("Units") equal to the original principal amount of the promissory note divided by the conversion price of $100.00 per Unit. Each Unit consisted of 1 fully-paid share of Series B Preferred Stock. This class of stock is explained in more detail under Note 16 - Stockholder's Equity. At December 31, 2002, $255,174 had been amortized to interest expense. Upon conversion of the note, the balance of unamortized discounts was recorded as interest expense. The accrued interest the Company owed on the note of approximately $693,000 as of December 31, 2002 was assigned by the lender to FEQ Investments, Inc.

On June 13, 2002, the lender exercised its option to invest $4,000,000 in the Company. The investor funded $2,500,000 and assigned the option to invest the remaining $1,500,000 to various investors. As consideration for the full amount of $4,000,000, the Company issued a note for $3,942,860 and will issue the lender and its assignees an aggregate 5,714,150 shares of common stock. The common stock and note were valued at $461,200 and $3,538,800, respectively, as determined by an independent valuation. The related discount of $404,060 was being amortized over the term of the loan. On September 30, 2002, the lender and its assignees exchanged their entire principal of $3,942,860 in promissory notes into 39,429 shares of the Company's Series B Preferred Stock. The original principal amount of the promissory notes were converted into a number of units equal to the original principal amount of the promissory note divided by the conversion price of $100.00 per Unit. Each Unit consisted of 1 fully-paid share of Series B Preferred Stock. The remaining subscription receivable amounted to $1,000,000 at December 31, 2002. This class of stock is explained in more detail under Note 16 - Stockholders' Equity. The amount amortized to interest expense through September 30, 2002 was $38,174. Upon conversion of the note, the balance of the unamortized discounts was recorded as interest expense.

As the result of the above described transactions these lenders owned in excess of 50% of the Company`s stock at December 31, 2002 in addition to the preferred stock they received upon conversion of their notes.

Other
-----

In April 2002 the Company entered into a loan agreement to borrow $1,500,000 from Gemini Growth Fund, LP ("Gemini"), a Delaware limited partnership. The note is a 12% secured convertible promissory note. The note is secured by substantially all of the assets of the Company. The note matures on October 31, 2003, however the Company has the option to redeem the note at 100% of par prior at any time up to the maturity date. Gemini has the option to convert the principal amount of the note into common stock of the Company. Gemini was issued a warrant to purchase 150,000 shares of the Company's common stock as additional incentive to make the loan. The warrants expire on the earlier of April 30, 2012 or the date all of the convertible notes are converted to common stock. The initial conversion price of the note and warrant is the lesser of $2.00 or 60% of the closing bid price of the Company's common stock for the first trading session subsequent to the effective date of a reverse split of the Company's common stock, which took place on May 31, 2002. However, the conversion price was reduced to $1.60 as a result of a subsequent private offering and is subject to other adjustments according to the provisions of the note. The Company paid loan commitment and origination fees of 1% and 4%, respectively, which were recorded as loan costs of which $45,000 was amortized to interest expense in 2002.

Interest is payable in cash unless Gemini elects to have the interest paid in common stock of the Company. Repayment of the principal amount of the note has been guaranteed by a subsidiary of the Company. As described in the loan agreement, the Company is required to comply with various financial covenants. Any failure to comply with such covenants may be deemed a default on the loan by Gemini. The Company did not meet three of the financial loan covenants as of December 31, 2002, however, Gemini waived the specific covenants for six months.

                      CONTINENTAL SOUTHERN RESOURCES, INC.
                          (A DEVELOPMENT STAGE ENTITY)
                   Notes to Consolidated Financial Statements


NOTE 14 - NOTES PAYABLE (Continued)

Under Emerging Issues Task Force ("EITF") 00-27, "Application of Issue No. 98-5 to Certain Convertible Instruments," the Company has allocated the proceeds from issuance of the convertible Gemini promissory note and warrants based on a fair value basis of each item. Consequently, the convertible Gemini promissory note was recorded with a discount of $383,451 based on the ascribed value of the warrants as determined by using the Black-Scholes Model. Under EITF 00-27 the note discount for the warrant will be amortized over the period from the date of issuance to the stated maturity date of the note. An additional beneficial conversion discount of $1,116,549 was recorded since the Gemini promissory note was convertible into common shares of stock at a rate of $1.60 per share while the prevailing common stock share price was $3.10. This discount is also being amortized over the term of the loan. As of December 31, 2002, the Company has amortized a total of $531,018 of the discount.

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

On October 18, 2002 and October 30, 2002, the Company issued two unsecured 12% convertible promissory notes to a lender in the amount of $750,000 and $800,000, respectively. Both notes mature on October 15, 2003. In the event of default, the notes bear interest at 15% per annum. The lender has the option to convert the principal amount of the note into common stock of the Company at a conversion price of $3.25. The lender was issued a warrant to purchase a total of 232,500 shares of the Company's common stock at an exercise price of $5.00 per share as an additional incentive to make the loans. The warrants expire on October 15, 2005. Interest is payable in cash or common stock of the Company.

Under EITF 00-27, the Company has allocated the proceeds from issuance of the convertible promissory notes and warrants based on a fair value basis of each item. Consequently, the convertible promissory notes were recorded with a discount of $341,349 and $378,406, respectively, based on the ascribed value of the warrants as determined by using the Black-Scholes Model. Under EITF 00-27 the note discount for the warrant will be amortized over the period from the date of issuance to the stated maturity date of the note. An additional beneficial conversion discount of $408,651 and $421,594 was recorded for the $750,000 and $800,000 promissory notes, respectively, since the notes were convertible into common shares of stock at a rate of $3.25 per share while the prevailing common stock share price was $4.90 and $5.05, respectively. This discount will also be amortized over the term of the loan. As of December 31, 2002, the Company had amortized a total discount of $107,293 and $99,528, respectively, for the $750,000 and $800,000 notes.


NOTE 15 - PRIVATE PLACEMENT OFFERINGS - SUBSCRIPTION RECEIVABLE / NOTES PAYABLE

In March 2002 in a private placement offering, the Company received subscription commitments for funding an aggregate of $3,550,000 to be collected over a period of approximately twelve months. As of December 31, 2002, the Company had collected $1,410,000, reduced the receivable by $53,750 for services provided by two officers through June 30, 2002 and had outstanding subscription receivables of $2,086,250, of which $906,250 was due from an entity affiliated with the president of the Company. The subscription receivables bear interest at 2.69%. An additional $600,000 was subscribed to and paid in May 2002. Concurrently with this offering the Company issued an option to an investor as an inducement to accelerate funding its commitment. The option granted the investor a right to invest an additional $550,000 in the Company, at the same terms and conditions as its initial investment within 180 days from the date it funded its original investment. The fair value of the option was calculated in an independent valuation to be $6,100, which was expensed upon issuance. The investor exercised the option in September 2002.

                      CONTINENTAL SOUTHERN RESOURCES, INC.
                          (A DEVELOPMENT STAGE ENTITY)
                   Notes to Consolidated Financial Statements


NOTE 15 - PRIVATE PLACEMENT OFFERINGS - SUBSCRIPTION RECEIVABLE / NOTES PAYABLE (Continued)

In exchange for the cash proceeds and subscriptions receivable, the Company issued unsecured convertible promissory notes. The Company's notes mature one year from issuance and bear interest at 8% per annum. These notes were converted to common stock and shares of Series A preferred stock on May 31, 2002 when the Company's shareholders approved the amendments to the Company's Articles of Incorporation to increase the Company's authorized shares of common stock to 150,000,000, authorize approximately 10,000,000 shares of "blank check" preferred stock, par value $.001 per share, and the Board of Directors authorized the issuance of shares of Series A preferred stock. The original principal amount of the promissory notes converted into a number of Units equal to the original principal amount of the promissory note divided by the conversion price of $1.00 per Unit. Each Unit consisted of approximately
1.428571 fully-paid shares of common stock and approximately .9857141 fully-paid shares of Series A Preferred Stock. The conversion of the $4,150,000 notes resulted in the issuance of 5,928,790 of common shares and 4,090,713 of Series A preferred shares.


NOTE 16 - STOCKHOLDERS' EQUITY

During the period from January 13, 2000 (inception) to December 31, 2000, the Company issued 112,000 shares of its common stock for $7,000. Also in 2000, the Company issued 336,000 shares of its common stock as compensation to its officers. The Company valued the shares at $21,000, which was the fair market value as of the issuance date.

During 2001, the Company received $75,000 in proceeds form the issuance of 1,200,000 shares of common stock.

In February 2002, as partial consideration for the $10,000,000 private placement, the Company issued 3,285,100 shares of common stock and warrants to purchase 11,000,000 shares of common stock with an aggregate exercise price of $2.00 valued at $875,200, which were exercised May 31, 2002. The Company issued a warrant to purchase 450,000 shares of common stock, at an aggregate exercise price of $1, to a registered broker dealer as payment of a commission for services rendered in connection with the $10,000,000 private offering. The warrants were converted into 450,000 common shares of stock on May 31, 2002.
The Company recorded this non-cash item as a loan cost of $45,000 based on the ascribed value of the warrants, which was charged to interest expense. The above common stock and warrants had an ascribed value of $.02 per share.

From February through August 2002, as consideration for services rendered in connection with the acquisition of the interest in Hell Hole Bayou, the Company issued to an unrelated party a warrant to purchase 300,000 shares of the Company's common stock at an exercise price of $2.25 per share valued at $3,000.
This warrant will expire on February 20, 2005.   As additional consideration the
Company issued a warrant to purchase 100,000 shares of the Company's common stock at an aggregate exercise price of $1.00 valued at $10,000. The warrant was automatically deemed exercised on May 31, 2002, the date the Company obtained all required approvals of its shareholders to amend the Company's Articles of Incorporation to increase the authorized shares of its common stock to at least 150,000,000 shares. The ascribed value of the warrants, totaling $13,000, increased the cost of the Prospect interest purchased and was a non-cash item.

In April 2002, as additional incentive for the Gemini loan of $1,500,000, the Company issued to Gemini Fund a warrant to purchase 150,000 shares of the Company's common stock at an exercise price of $1.60 per share exercisable immediately. The warrant will expire on the earlier of April 30, 2012 or the note conversion date.

                      CONTINENTAL SOUTHERN RESOURCES, INC.
                          (A DEVELOPMENT STAGE ENTITY)
                   Notes to Consolidated Financial Statements


NOTE 16 - STOCKHOLDERS' EQUITY (Continued)

In April and May 2002, the Company issued and sold mandatory convertible promissory notes in the aggregate principal amount of $3,650,000 to three accredited investors pursuant to Rule 506. The maturity date of the notes was one year from the date of the notes. The offering generated gross proceeds to the Company of $3,650,000. The Company incurred a 10% commission with respect to this offering. This commission was recorded as offering costs expensed. On May 31, 2002, the date on which the Company's shareholders approved amendments to its Articles of Incorporation to increase the Company's authorized shares of common stock to 150,000,000 shares, and effected a 1-for-5 reverse stock split of common stock shares, the Company automatically converted the principal amount of those notes into an aggregate of 2,281,250 shares of common stock.

The Company cancelled 448,000 shares of common stock, which were tendered to the Company for cancellation by a former officer of the Company.

As of May 31, 2002, upon the authorization of additional shares of common stock and preferred stock, the Company converted $4,150,000 of debt into 5,928,790 shares of common stock and 4,090,713 shares of Series A preferred stock.

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

During June and July 2002, the Company sold 1,893,338 shares of common stock in a private placement for $2.25 per share of which 155,000 shares were issuable as of December 31, 2002. The Company recorded $772,850 in offering costs and $26,307 in legal costs related to the raise.

As consideration for services rendered in connection with the acquisition of the interest in Waha/Lockridge, the Company issued to an unrelated party a warrant to purchase 100,000 shares of the Company's common stock at an exercise price of $2.25 per share valued at $140,000. This warrant will expire on August 7, 2005.

In September 2002, the Company converted $3,942,859 in promissory notes for 39,429 shares of the Company's Series B Preferred Stock.

In September 2002, an investor exercised its option to invest an additional $550,000 in the Company, at the same terms and conditions as its initial investment. The investor issued the Company a subscription note for $550,000 and the Company in turn issued a note for $550,000. This $550,000 was immediately converted into a number of units equal to the original principal amount of the promissory note divided by the conversion price of $1.00 per unit. Each unit consisted of 1.428584 shares of common stock and approximately
0.009867 shares of Series B preferred stock. Accordingly, the $550,000 note was converted into 785,721 issuable shares of common stock and 5,427 issued Series A preferred stock. The $550,000 subscription receivable has not been paid as of December 31, 2002.

On September 27, 2002, the Company authorized and designated 500,000 shares of Preferred Stock, as Series B Preferred Stock par value $.001 per share.

In October 2002, as additional incentive for a lender to loan a total of $1,550,000 to the Company, the Company issued to the lender a warrant to purchase a total of 232,500 shares of the Company's common stock at an exercise price of $5.00 per share exercisable at any time through the expiration date of October 2005.

In November 2002, the Company sold 76,923 shares of common stock in a private placement for $3.25 per share of which 76,923 shares were issuable as of December 31, 2002. The Company recorded $25,000 in offering costs and $1,096 in legal costs related to the raise.

                      CONTINENTAL SOUTHERN RESOURCES, INC.
                          (A DEVELOPMENT STAGE ENTITY)
                   Notes to Consolidated Financial Statements


NOTE 16 - STOCKHOLDERS' EQUITY (Continued)

In December 2002, the Company converted $9,857,149 in promissory notes into 98,571 shares of the Company's Series B Preferred Stock.

On December 4, 2002, the Company granted 100,000 options to each of the five directors of the Company for a total of 500,000 options as director compensation. The options, with an exercise price of $5.00 per share subject to adjustment, are exercisable immediately and expire on December 4, 2004.

Series A Preferred Stock
------------------------

The Series A Preferred Stock is to pay dividends of 8% of original issuing price per share per annum, which are cumulative prior to any dividends on the common stock or any series of stock to be created. The holders of each share of Series A Preferred Stock are entitled to be paid out of available funds prior to any distributions to holders of common stock, in the amount of $1.00 per outstanding share plus all accrued dividends. The outstanding Series A preferred stockholders are entitled to vote as a separate class and shall be entitled to elect a majority of the directors that constitute the board at any time. The holders of the common shares are entitled to elect the remaining directors.

At any time after the earlier of (i) five business days after the date on which the Company sells, assigns, transfers or refinances its working interests in Louisiana State Lease No. 16141 No. 1 Well in Hell Hole Bayou, an exploration project located in Vermillion, Louisiana, and receives net proceeds equal to at least Ten Million Dollars ($10,000,000), (ii) five business days after the date on which the Company satisfies in full its obligations under the aggregate principal amount of Ten Million Dollars ($10,000,000) which it issued to two lenders in February 2002 (which occurred in December 2002), or (iii) the third anniversary of the initial issuance date of the Series A preferred stock, the Company may, upon approval of its Board (assuming the recusal from any such vote of all members of the Board elected by the Holders of the Series A preferred stock), redeem all or a portion of the outstanding shares of Series A preferred stock at a cost of the liquidation preference and all accrued and unpaid dividends.

The preferred dividends accrued at December 31, 2002 amounted to $284,298 in total, of which $190,900 and $93,398 pertained to Series A and B, respectively.

Series B Preferred Stock
------------------------

The Series B Preferred Stock is to pay dividends of 8% of original issuing price per share per annum, which are cumulative prior to any dividends on the common stock and on parity with the payment of any dividend or other distribution on the Series A Preferred Stock and any other series of preferred stock that has similar characteristics. The holders of each share of Series B Preferred Stock are entitled to be paid out of available funds prior to any distributions to holders of common stock in the amount of $100.00 per outstanding share plus all accrued dividends.

At any time after the earlier of (i) five business days after the date on which the Company sells, assigns, transfers or refinances its working interests in Louisiana State Lease No. 16141 No. 1 Well in Hell Hole Bayou, an exploration project located in Vermillion, Louisiana, and receives net proceeds equal to at least Ten Million Dollars ($10,000,000), or (ii) the third anniversary of the initial issuance date of the Series B Preferred Stock, the Company may, upon approval of its Board redeem all or a portion of the outstanding shares of Series B preferred stock at a cost of the liquidation preference and all accrued and unpaid dividends.

                      CONTINENTAL SOUTHERN RESOURCES, INC.
                          (A DEVELOPMENT STAGE ENTITY)
                   Notes to Consolidated Financial Statements


NOTE 16 - STOCKHOLDERS' EQUITY (Continued)

Stock Warrants
--------------

The Company had the following outstanding warrants to purchase its common stock at December 31, 2002:


                    Expiration Date  Exercise Price   Shares
                    ---------------  ---------------  -------

     Warrants             4/30/2012  $          1.60  150,000
                          2/20/2005  $          2.25  300,000
                           8/7/2005  $          2.25  100,000
                         10/18/2005  $          5.00  112,500
                         10/30/2005  $          5.00  120,000
                                     ---------------  -------

                                                      782,500
                                                      =======


These warrants were issued in connection with the acquisition of Hell Hole and Waha/Lockridge interests and with the issuance of convertible promissory notes.

Stock Options
-------------

At December 31, 2002, the Company had 500,000 options outstanding with an exercise price of $5.00 per share. The options expire on December 4, 2004 (see
Note 22 for detail).


NOTE 17 - RELATED PARTY TRANSACTIONS - NOT DESCRIBED ELSEWHERE / CONCENTRATIONS

On a fully diluted basis, assuming full conversion of the secured convertible promissory note (see Note 9) and full exercise of the warrants, the Company owns approximately 22% of the common stock of Touchstone. Touchstone is the parent company of Touchstone USA. The Company relies upon Touchstone USA to provide it with additional reserve assessment analysis and engineering services in connection with the exploration and development of its prospects.

The president of Touchstone USA is the managing member of CSR, LLC and PHT Gas, LLC, which are the general partners of CSR-WAHA, LP and PHT Partners, LP (the Company's investees).

In 2002, the new management of the Company initially provided services to the Company without compensation. In addition, an affiliate of the president provided accounting services to the Company without charge. For the three months ended March 31, 2002 the value of these services was de minimis. In accordance with the accounting treatment proscribed in the SEC Staff Accounting Bulletin Topic 5-T, the Company has commenced recording as expense an amount representing the value of these services provided.

In June 2002, the Company borrowed funds in the amount of $300,000 from an affiliate of the president of the Company. The loan was repaid as of December 31, 2002.

During the first three months of 2002, two officers of the Company offset their compensation, valued at $53,750, against liabilities they had owed to the Company. No further offset will be allowed by the Company.

In August 2002, the Company purchased 819,000 shares representing approximately 7% of ownership in BPK Resources, Inc. The Company and BPK Resources have one common director who is also president of BPK Resources. As of December 31, 2002, the Company had 319,000 shares of BPK Resources common stock.

                      CONTINENTAL SOUTHERN RESOURCES, INC.
                          (A DEVELOPMENT STAGE ENTITY)
                   Notes to Consolidated Financial Statements


NOTE 17 - RELATED PARTY TRANSACTIONS - NOT DESCRIBED ELSEWHERE / CONCENTRATIONS (Continued)

The Company acquired 20,000 shares of common stock of ILCD, and in August 2002 the Company also loaned ILCD a total of $475,000. At the time of both of these transactions, the president of the Company was also the president of ILCD (see
Note 5).

The Company has subscription receivables of $250,000 due from related parties as a result of the Preferred Series B debt conversion.

During 2002, the Company and its subsidiary Knox-Miss entered into long-term consulting agreements of $6,000 and $3,000 per month, respectively, with ESC Consulting, Inc. At the time the contract was executed the president of ESC Consulting was also the president of FEQ Investments, Inc. (the former managing member of PHT Gas, LLC and CSR, LLC). Subsequently, the president of FEQ Investments resigned and a new president was appointed.

During 2002, the Company paid investment banking fees of $200,000 and $260,000, respectively, to FEQ Investments, Inc. and KAB Investments, Inc. (a company under common ownership with FEQ Investments, Inc.). The investment banking fees related to the acquisition of certain oil and gas properties and certain convertible debt placements. As of December 31, 2002, $385,000 of these fees were capitalized as costs related to the acquisition of oil and gas properties. During 2002, $75,000 was recorded as prepaid loan fees and is being amortized of the life of the loans.


NOTE  18  -  SUPPLEMENTARY  CASH  FLOW  DISCLOSURES

Cash  paid  during  the  period  for  interest  and income taxes was as follows:


                           December 31,
                        ---------------
                          2002    2001
                        --------  -----
     Interest paid      $132,081  $   -
                        ========  =====

     Income taxes paid  $      -  $   -
                        ========  =====


Non-Cash Investing and Financing Transactions
---------------------------------------------

As consideration for services rendered in connection with the Prospect and the notes payable (see Note 7 and 14) the Company issued warrants. As a result, $13,000 and $45,000 were recorded as additional interest in the Prospect and as loan costs, respectively.

The Company recorded an unrealized loss of $24,005 on the investment in marketable securities. The Company also recorded an unrealized loss in the amount of $975,745 on the value of warrants issued in connection with the Company's investment in marketable securities.

Loan costs of $75,000 were deducted from the proceeds of the loan from Gemini.

Loan costs of $80,000 and $75,000 were deducted from the proceeds of the $800,000 and $750,000 loan, respectively.

The Company recorded a discount on a note payable of $1,500,000 due to the value of attached warrants and the beneficial conversion feature on the promissory note (see Note 14).

                      CONTINENTAL SOUTHERN RESOURCES, INC.
                          (A DEVELOPMENT STAGE ENTITY)
                   Notes to Consolidated Financial Statements


NOTE 18 - SUPPLEMENTARY CASH FLOW DISCLOSURES (Continued)

The Company recorded a discount of $800,000 and $750,000, respectively, on two notes due to the value of attached warrants and the beneficial conversion feature on the promissory notes (see Note 14).


Two officers offset their salaries in the amount of $53,750 against subscriptions receivable for the Company's stock during the six months ended June 30, 2002.

The Company acquired various oil and gas interests of which the Company owed $1,164,135 as of December 31, 2002.

As consideration for services rendered in connection with the acquisition of interest in Waha/Lockridge, the Company issued warrants. The value of the warrants, which was $140,000, was recorded as other capitalized costs in the Waha/Lockridge Prospect.

The Company converted the $3,942,826 and $9,857,149 notes payable to Lancer into shares of the Company's preferred Series B stock (see Note 14).

The Company accrued $284,298 in dividends as of December 31, 2002.


NOTE  19  -  OPERATING  LEASES

On September 9, 2002, the Company entered into a lease agreement for office space. The lease period is for 61 months commencing on November 1, 2002. Rent will be $19,370 in year one, $20,115 in year two, $20,860 in year three, $21,605 in year four, and $22,350 in year five.


NOTE 20 - COMPREHENSIVE LOSS

Excluding net loss, the Company's source of comprehensive loss is from the net unrealized loss on its marketable debt securities, which are classified as available-for-sale.

NOTE 21 - COMMITMENTS AND CONTINGENCIES

General
-------

The oil and gas industry is subject to regulation by federal, state and local authorities. In particular, gas and oil production operations and economics are affected by environmental protection statutes, tax statutes and other laws and regulations relating to the petroleum industry. The Company believes it is in compliance with all federal, state and local laws, regulations applicable to the Company and its properties and operations, the violation of which would have a material adverse effect on the Company or its financial condition.

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

                      CONTINENTAL SOUTHERN RESOURCES, INC.
                          (A DEVELOPMENT STAGE ENTITY)
                   Notes to Consolidated Financial Statements


NOTE 21 - COMMITMENTS AND CONTINGENCIES (Continued)

There can be no assurance that insurance, if any, will be adequate to cover any losses or exposure to liability. Although the Company believes these policies provide coverage in scope and in amounts customary in the industry, they do not provide complete coverage against all operating risks. An uninsured or partially insured claim, if successful and of significant magnitude, could have a material adverse effect on the Company and its financial condition via its contractual liability to the Prospect.

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

In the event any operation conducted in the existing well on the Hell Hole Bayou Prospect establishes commercial production, the Company will pay an additional $750,000 to the seller of the interest.

See Note 23 for subsequent developments relating to the Hell Hole Bayou Prospect and potential loss of drilling rights.

NOTE 22 - STOCK OPTIONS

On November 5, 2002, the Company granted stock-based director compensation options for the five members of the Board of Directors. The Company accounts for those options under the recognition and measurement principles of Accounting Principles Board (APB) Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations. No stock-based director compensation cost is included in net loss, as all the options granted had an exercise price higher than the market value of the stock on the date of grant. The following table illustrates the effect on net loss and earnings per share if the Company had applied the fair value recognition provisions of Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation," to stock-based compensation.

                                                              Year Ended December 31,
                                                              -----------------------
                                                                  2002        2001
                                                              ------------  ---------
Net loss, as reported                                         $(8,386,844)  $(67,544)
Add:
  Total stock-based director compensation expense determined
    under fair-value-based method for all awards, net of tax   (1,304,638)         -
                                                              ------------  ---------

Pro forma net loss                                            $(9,691,482)  $(67,544)
                                                              ============  =========
Loss per share:
    Basic - as reported                                       $     (0.42)  $  (0.06)
    Basic - pro forma                                         $     (0.48)  $  (0.06)

                      CONTINENTAL SOUTHERN RESOURCES, INC.
                          (A DEVELOPMENT STAGE ENTITY)
                   Notes to Consolidated Financial Statements


NOTE 22 - STOCK OPTIONS (Continued)

These pro forma amounts may not be representative of future disclosures since the estimated fair value of stock options is amortized to expense over the vesting period and additional options may be issued in future years. The estimated fair value of each option granted was calculated using the Black-Scholes option pricing model. The following summarizes the weighted average of the assumptions used in the model.


                                         2002   2001
                                         -----  ----
          Risk free rate                 1.23%   N/A
          Expected years until exercise   2.0    N/A
          Expected stock volatility       110%   N/A
          Dividend yield                    -    N/A
                                         =====  ====


No options were issued prior to 2002. The following tables summarize the Company's stock option activity and related information during 2002:


                                   Number of  Weighted-Average
                                    Shares     Exercise Price
                                   ---------  -----------------
     Balance at December 31, 2001          -  $               -

     Granted                         500,000               5.00
                                   ---------  -----------------

     Balance at December 31, 2002    500,000  $            5.00
                                   =========  =================

                      OPTIONS OUTSTANDING                   OPTIONS EXERCISABLE
           --------------------------------------------  ------------------------
               Number of         Weighted     Weighted       Number      Weighted
Range of   Outstanding Shares     Average      Average   Exercisable at   Average
Exercise    at December 31,      Remaining    Exercise    December 31,   Exercise
Prices            2002         Contract Life    Price         2002         Price
---------  ------------------  -------------  ---------  --------------  --------
5.00                 500,000            2.0  $    5.00         500,000  $    5.00


NOTE 23 - SUBSEQUENT EVENTS

On January 3, 2003, Knox Miss Partners, L.P. borrowed $180,000 from Louisiana Investors, LLC under a promissory note. This loan was repaid in March 2003.

In January and February 2003, Knox Miss Partners, L.P. borrowed $280,000 from Louisiana Shelf Partners, L.P. under a promissory note. This loan was repaid in March 2003.

In January 2003, the Company issued various 10% promissory notes and borrowed an aggregate amount of $350,000 from a related party under demand promissory notes.

On January 7, 2003, Louisiana Shelf Partners, L.P. loaned FEQ (the former managing member of PHT Gas, LLC and CSR, LLC) $1,200,000 and received a promissory note.

In January 2003, SPH Investments, Inc. paid the balance of its outstanding subscription agreements amounting to $906,250, in full.

                      CONTINENTAL SOUTHERN RESOURCES, INC.
                          (A DEVELOPMENT STAGE ENTITY)
                   Notes to Consolidated Financial Statements


NOTE 23 - SUBSEQUENT EVENTS (Continued)

On January 14, 2003, the Company borrowed $85,000 from an unrelated party under a 5% demand promissory note.

On January 15, 2003, the Company entered into a consultant agreement with Rhodes Ventures, S.A. (the "Consultant") for a twelve-month period under which the Company granted options to the Consultant to purchase 50,000 shares of the Company's common stock at an exercise price of $5.00 per share payable on the date of the agreement.

On January 15, 2003, the Company sold its 99% Limited Partnership Interest in CSR-WAHA Partners, LP, a Delaware Limited Partnership (the "LP Interest") to BPK Resources, Inc. The sale price was $2,000,000, which consisted of $150,000 due upon execution of the agreement, a $1,500,000 promissory note due on April 30, 2003, and 600,000 shares of the common stock of BPK Resources, Inc.

In January 2003, the Company paid off all of the accrued interest on the converted $9,857,149 promissory note to FEQ Investments, Inc. (see Note 14). The Company also loaned $136,000 to FEQ Investments, Inc. in return for a 10% demand promissory note.

On February 19, 2003, Knox Miss Partners, L.P. borrowed $1,200,000 from Gibralt US, Inc. and issued a promissory note bearing interest at 12%. The note is payable the earlier of June 30, 2003 or upon closing of $2,000,000 of equity financing by the Company. The lender also received 75,000 shares of common stock in the Company for making the loan. The loan is guaranteed by the Company and FEQ.

On February 21, 2003, Knox Miss Partners, L.P. received a promissory note in exchange for a $10,000 loan from an unrelated party.

During February 2003, the Company entered into a Purchase and Sale Agreement ("Agreement") with BWP Gas, LLC ("BWP") whereby the Company agreed to sell between 10% and 20% of its investment interest in Knox Miss Partners, L.P. ("Knox Miss") for a purchase price of between $5,000,000 and $11,000,000 subject to BWP raising sufficient funds. The agreement contains provisions whereby a portion of the purchase price will be allocated towards the drilling and completion costs for the first well Knox Miss elects to drill and complete.

On March 20, 2003, the Company renegotiated the $1,600,000 promissory note receivable from Touchstone. The principal amount of the new note increased to $1,725,586 which included accrued interest of $125,586. At December 31, 2002, the original note was carried in the Company's financial statements at an impaired value of $800,000. The note earns interest at 10% per annum and is due February 28, 2005. The note may be converted at any time into shares of Touchstone at one share for each $0.62 of principal amount. Interest due may also be satisfied by the issuance of shares of Touchstone valued as at the date of issuance. The original expiration date to purchase 2,000,000 shares of stock in Touchstone was extended until February 28, 2005.

On March 24, 2003, the Company issued to Trident Growth Fund a warrant to purchase 25,000 shares of common stock at an initial exercise price of $1.60 per share subject to periodical adjustment based on market trading price. The warrants were issued in consideration of the waiver of certain loan covenants by Trident Growth Fund on the $1,500,000 convertible note due from CSOR (see Note
14). The warrants are exercisable immediately and will expire on April 30, 2012.

                      CONTINENTAL SOUTHERN RESOURCES, INC.
                          (A DEVELOPMENT STAGE ENTITY)
                   Notes to Consolidated Financial Statements


NOTE 23 - SUBSEQUENT EVENTS (Continued)

As a result of the unsuccessful drilling efforts, the operator has 90 additional days from approximately April 12, 2003 to commence drilling a new well on the property or the drilling rights related to Louisiana State Leases No. 16141 and 16142 will expire and revert back to the State of Louisiana. The Company invested approximately $7,600,000 in the acquisition of the interest related to these two leases. Depending on management's exploration plans, the total AFE of a new well on this prospect could cost between $4,000,000 and $8,000,000, of which the Company's working interest is 37.9%. However, if owners of other working interests are willing or unable to contribute their share of any future drilling costs then the Company may be precluded from continuing the drilling or may be required to provide funding for the drilling in excess of their proportionate share. In the event that exploration on a new well is not commenced within 90 days and the drilling rights expire, the Company will record a loss of its entire investment in Leases 16141 and 16142 amounting to an estimated $7,600,000.