Form 10QSB
period 2003-03-31
CONTINENTAL SOUTHERN RESOURCES  INC
filed 2003-05-16
CIK 1112412

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549
                                   FORM 10-QSB

[X] Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2003

[_]      Transition report under Section 13 or 15(d) of the Exchange Act of 1934

For the transition period from __________ to  _______________

Commission file no. 000-33439

                      CONTINENTAL SOUTHERN RESOURCES, INC.
        (Exact Name of Small Business Issuer as Specified in Its Charter)

                   NEVADA                               88-0448389
  ---------------------------------------       -----------------------------
      (State or Other Jurisdiction of                 (I.R.S. Employer
       Incorporation or Organization)                Identification No.)


                     111 PRESIDENTIAL BOULEVARD, SUITE 158A
                              BALA CYNWYD, PA 19004
                -----------------------------------------------
                    (Address of Principal Executive Offices)

                                 (610) 771- 0680
                -----------------------------------------------
                (Issuer's Telephone Number, including Area Code)

                     APPLICABLE ONLY TO ISSUERS INVOLVED IN
                        BANKRUPTCY PROCEEDINGS DURING THE
                              PRECEDING FIVE YEARS

         Check whether the registrant filed all documents and reports required to be filed by Section 12,13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court.

Yes  [   ]     No  [   ]

                      APPLICABLE ONLY TO CORPORATE ISSUERS

         State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: There were 32,792,478 issued and outstanding shares of the registrant's common stock, par value $.001 per share, as of May 7, 2003.

         Transitional Small Business Disclosure Format (check one):

Yes  [  ]     No  [X]

                                     PART I
                              FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS



                      CONTINENTAL SOUTHERN RESOURCES, INC.
                          (A Development Stage Entity)





                                      INDEX




PART I.      FINANCIAL INFORMATION

Item 1.      Financial Statements


             Condensed Consolidated Balance Sheets (unaudited)                2


             Condensed Consolidated Statements of Operations - (unaudited)    3


             Condensed Consolidated Statements of Cash Flows - (unaudited)    4


             Notes to Condensed Financial Statements                          5


Item 2.      Management's Discussion and Analysis or Plan of Operations      15

Item 3.      Controls And Procedures                                         20

PART II.     OTHER INFORMATION

Item 2.      Changes in Securities and Use of Proceeds                       20


Item 5.      Other Events                                                    20


Item 6.      Exhibits and Reports on Form 8-K                                21

                                     PART I
                              FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
                      CONTINENTAL SOUTHERN RESOURCES, INC.
                          (A Development Stage Entity)
                      Condensed Consolidated Balance Sheets

                                     ASSETS
                                     ------

                                                                                    March 31,        December 31,
                                                                                       2003              2002
                                                                                 ----------------  -----------------
                                                                                   (Unaudited)         (Audited)
Current Assets
   Cash and cash equivalents                                                        $   65,480         $  329,768
   Notes receivable - related party                                                  2,101,678            483,117
   Notes receivable                                                                    152,500            152,500
   Interest receivables                                                                129,560            106,942
   Marketable securities - related party                                               555,925            245,020
   Marketable securities                                                               460,000            600,000
   Prepaid expenses and advance payments to operators                                  160,841            325,772
                                                                                 ----------------  -----------------

                  Total Current Assets                                               3,625,984          2,243,119
                                                                                 ----------------  -----------------

Oil and Gas Properties, Costs Not Being Amortized                                   10,052,574         15,077,643
Marketable Securities - Related Party                                                1,361,644          2,417,021
Equity Interests in Oil and Gas Properties                                           1,875,616          1,373,491
Property and Equipment, Net and Deposits                                                 7,545              7,608
                                                                                 ----------------  -----------------

                                                                                   $16,923,363        $21,118,882
                                                                                 ================  =================

                      LIABILITIES AND STOCKHOLDERS' EQUITY
                      ------------------------------------

Current Liabilities
   Accounts payable and accrued expenses                                           $ 1,184,253         $  767,917
   Accounts payable and accrued expenses - related party                                94,087            787,808
   Payables for oil and gas interest                                                   815,603          1,164,135
   Convertible debenture                                                             1,308,629            737,839
   Notes payable                                                                       935,625                  -
   Notes payable - related party                                                       350,000                  -
                                                                                 ----------------  -----------------

                  Total Current Liabilities                                          4,688,197          3,457,699
                                                                                 ----------------  -----------------

Minority Interest                                                                       76,974             85,773
                                                                                 ----------------  -----------------
Commitments and Contingencies

Stockholders' Equity
   Preferred stock, Series A; $.001 par value; authorized - 9,500,000 shares;
     4,090,713 shares at 2003 and 2002 (Liquidation preference: $4,363,427)              4,091              4,091
   Preferred stock, Series B; $.001 par value; authorized - 500,000 shares;
     143,427 shares at 2003 and 2002 (Liquidation preference: $14,725,113)                 144                144
   Common stock; $.001 par value; authorized - 150,000,000 shares;
      issued and outstanding - 32,717,478 shares at 2003 and 31,699,834 shares
     at 2002 and 75,000 shares issuable at 2003 and 1,017,644 at 2002                   32,793             32,718
   Additional paid-in capital                                                       31,392,979         30,962,327
   Less stock subscription receivables                                              (1,301,000)        (2,480,000)
   Less stock subscription receivable - related party                                 (250,000)        (1,156,250)
   Accumulated other comprehensive loss                                             (1,334,777)          (999,750)
   Deficit accumulated during the development stage                                (16,386,038)        (8,787,870)
                                                                                 ----------------  -----------------

                  Total Stockholders' Equity                                        12,158,192         17,575,410
                                                                                 ----------------  -----------------

                                                                                   $16,923,363        $21,118,882
                                                                                 ================  =================

                   The accompanying notes are an integral part
              of these condensed consolidated financial statements.

                      CONTINENTAL SOUTHERN RESOURCES, INC.
                          (A Development Stage Entity)
                 Condensed Consolidated Statements of Operations
                                   (Unaudited)




                                                                             Three Months
                                                                           Ended March 31,            January 13, 2000
                                                                  -----------------------------------  (Inception) to
                                                                        2003              2002         March 31, 2003
                                                                  -------------------------------------------------------

Revenues                                                                $       -         $      -        $     16,532

Expenses
   Operating expenses                                                     610,255                -             868,815
   Unproved property impairment                                         5,893,791                -           9,551,927
   Bad debt expense - related party                                       900,000                -           1,450,601
   General and administrative                                             227,355          114,813           1,479,733
   General and administrative - related party                              18,000                -             108,000
                                                                  -------------------------------------------------------

                   Total Expenses                                       7,649,401          114,813          13,459,076
                                                                  -------------------------------------------------------

Loss From Operations                                                   (7,649,401)        (114,813)        (13,442,544)
                                                                  -------------------------------------------------------

Other (Income) Expense
   Loss on partnership investment                                          19,375                -              47,097
   Interest income                                                        (68,369)         (20,313)           (528,384)
   Interest expense                                                       846,025          142,335           4,157,788
   Gain on sale of oil and gas interest - related party                (1,235,248)               -          (1,235,248)
   (Gain) Loss on sale of marketable securities - related party            24,454                -            (140,535)
                                                                  -------------------------------------------------------

                   Total Other (Income) Expense                          (413,763)         122,022           2,300,718
                                                                  -------------------------------------------------------

Loss Before Minority Interest                                          (7,235,638)        (236,835)        (15,743,262)

Minority Interest                                                           8,299                -              12,351
                                                                  -------------------------------------------------------

Net Loss                                                             $ (7,227,339)     $  (236,835)     $  (15,730,911)

Preferred Stock Dividends                                                (370,829)               -            (655,127)
                                                                  -------------------------------------------------------

Net Loss to Common Stockholders                                      $ (7,598,168)     $  (236,835)     $  (16,386,038)
                                                                  =======================================================

Net Loss Per Common Share - Basic and Diluted                          $    (0.23)      $    (0.01)
                                                                  ===================================

Weighted Average Number of Common Shares
   Outstanding - Basic and Diluted                                     32,751,269       18,095,300
                                                                  ===================================



                   The accompanying notes are an integral part
              of these condensed consolidated financial statements.

                      CONTINENTAL SOUTHERN RESOURCES, INC.
                          (A Development Stage Entity)
                 Condensed Consolidated Statements of Cash Flows
                                   (Unaudited)

                                                                           Three Months
                                                                          Ended March 31,            January 13, 2000
                                                                 ----------------------------------   (Inception) to
                                                                       2003             2002          March 31, 2003
                                                                 -------------------------------------------------------
Cash Flows from Operating Activities
               Net Cash Used in Operating Activities                  (1,611,616)       (290,022)          (3,086,704)
                                                                 -------------------------------------------------------

Cash Flows From Investing Activities
    Notes receivable - related party                                    (146,000)              -             (146,000)
    Notes receivable                                                           -               -           (1,428,117)
    Repayment of notes receivable - related party                         20,000               -               20,000
    Repayment of notes receivable                                              -               -              792,500
    Purchases of oil and gas interests and drilling costs             (1,820,234)     (7,808,000)         (18,893,352)
    Investment in Limited Partnership                                   (521,500)              -           (1,922,763)
    Proceeds from sale of oil and gas interests, net of cash             146,821               -              146,821
    Purchase of marketable securities                                          -      (2,000,000)          (4,304,036)
    Proceeds from sale of marketable securities                           92,991               -               92,991
    Purchases of equipment                                                     -               -              (12,858)
                                                                 -------------------------------------------------------

               Net Cash Used in Investing Activities                  (2,227,922)     (9,808,000)         (25,654,814)
                                                                 -------------------------------------------------------


Cash Flows From Financing Activities
    Advances form stockholder                                                  -               -              300,000
    Repayments to stockholder                                                  -               -             (300,000)
    Repayment of loan                                                  (460,000)               -             (460,000)
    Proceeds from borrowings                                           1,320,000       9,080,000           16,755,800
    Proceeds from borrowings - related party                             630,000               -              630,000
    Loan costs                                                                 -               -             (245,000)
    Receipts of subscription receivable                                1,179,000               -            1,179,000
    Receipts of subscription receivable - related party                  906,250               -              906,250
    Proceeds from common and preferred stock
     issued and issuable                                                       -       1,153,000           10,040,948
                                                                 -------------------------------------------------------

               Net Cash Provided by Financing Activities               3,575,250      10,233,000           28,806,998
                                                                 -------------------------------------------------------

Net Increase (Decrease) in Cash and Cash Equivalents                    (264,288)        134,978               65,480

Cash and Cash Equivalents, Beginning of Period                           329,768          39,318                    -
                                                                 -------------------------------------------------------

Cash and Cash Equivalents, End of Period                              $   65,480      $  174,296         $     65,480
                                                                 =======================================================






                   The accompanying notes are an integral part
              of these condensed consolidated financial statements.

                      CONTINENTAL SOUTHERN RESOURCES, INC.
                          (A Development Stage Entity)
              Notes to Condensed Consolidated Financial Statements


NOTE 1 - BASIS OF PRESENTATION


The unaudited condensed financial statements included herein have been prepared by Continental Southern Resources, Inc. (the "Company" or "CSOR"), without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. The financial statements reflect all adjustments that are, in the opinion of management, necessary to fairly present such information. All such adjustments are of a normal recurring nature except for two impairment charges made in connection with the Company's Hell Hole mineral interest and note receivable from Touchstone Resources, Ltd. (see Notes 4 and 6). Although the Company believes that the disclosures are adequate to make the information presented not misleading, certain information and footnote disclosures, including a description of significant accounting policies normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America, have been condensed or omitted pursuant to such rules and regulations.


These financial statements should be read in conjunction with the financial statements and the notes thereto included in the Company's 2002 Annual Report on Form 10-KSB filed with the Securities and Exchange Commission. The results of operations for interim periods are not necessarily indicative of the results for any subsequent quarter or the entire fiscal year ending December 31, 2003.



NOTE 2 - DESCRIPTION OF BUSINESS

Continental Southern Resources, Inc., formerly known as Expressions Graphics, Inc., was incorporated under the laws of the state of Nevada on January 13, 2000.

On February 18, 2002, the Company experienced a change in management when all of its directors and officers resigned from their positions and the stockholders appointed new officers and directors. The Company's new management implemented a new business plan and completed a series of material transactions and the Company became engaged in the business of acquiring, exploring, developing and producing natural gas and oil properties. The Company is generally not involved as the operator of the projects in which it participates. Instead, the Company relies on third parties for drilling, delivering any gas or oil reserves that are discovered, and assisting in the negotiation of all sales contracts with such purchasing parties. With the assistance of such third parties, the Company plans to explore and develop these prospects and sell on the open market any gas or oil that is discovered. The Company relies on Touchstone Resources USA, Inc., a related party, to assist and advise the Company regarding the identification and leasing of properties on favorable terms. The company also relies on Touchstone Resources USA, Inc. to provide additional reserve assessment analysis and engineering services in connection with the exploration and development of the prospects. Touchstone Resources USA, Inc. has a significant level of experience in exploring and developing gas and oil properties in the regions where the prospects are located. This strategy is intended to reduce the level of overhead and capital expenditures required to maintain drilling and production operations. The Company does not own any drilling rigs, and independent drilling contractors conduct all of the drilling activities. The Company's properties are located in Louisiana, Mississippi, and Thailand.


NOTE 3 - NOTE RECEIVABLE - RELATED PARTIES

In August and October 2002, the Company loaned an aggregate of $425,000 and $220,000 to BPK Resources, Inc. ("BPK"), a related party, and its subsidiary, CSR - Hackberry Partners, L.P., respectively. The Company received various promissory notes due on demand with annual interest rates of 10% and 12%. The outstanding balance of these notes at March 31, 2003 was $250,000 and $25,000, respectively. Unpaid accrued interest totaled $19,642. The Company and BPK have one common director who is also president of BPK.

                      CONTINENTAL SOUTHERN RESOURCES, INC.
                          (A Development Stage Entity)
              Notes to Condensed Consolidated Financial Statements


NOTE 3 - NOTE RECEIVABLE - RELATED PARTIES (Continued)

On January 15, 2003, the Company sold its 99% Limited Partnership Interest in CSR-WAHA Partners, LP, a Delaware Limited Partnership (the "LP Interest") to BPK and in return, received a cash payment of $150,000, a $1,500,000 promissory note due on April 30, 2003, and 600,000 shares of the common stock of BPK Resources, Inc. As of March 31, 2003, the principal remained outstanding together with $31,790 in accrued interest.

On February 21, 2003, Knox Miss Partners, LP ("Knox Miss") loaned $10,000 to Touchstone Resources, LTD. for which it received a 10% unsecured demand promissory note. As of March 31, 2003, the principal remained outstanding.

On February 21, 2003, Knox Miss Partners, L.P. received a promissory note in exchange for a $10,000 loan from a related party.

On March 4, 2003, the Company loaned $136,000 to FEQ Investments, Inc. for which it received a 10% unsecured demand promissory note. As of March 31, 2003, the principal remained outstanding along with $1,006 in accrued interest.


NOTE 4 - OIL AND GAS PROPERTIES

Hell Hole Bayou
---------------

From February through August 2002, the Company acquired various working interests in the leases underlying the North Hell Hole Prospect (the "Prospect"). The Prospect is subject to the terms and conditions of an A.A.P.L. Form 610 - Model Form Operating Agreement - 1989 with certain revisions. The purpose of the Prospect is to explore, develop and produce certain oil and gas interests it possesses in a contracted area, which contains Louisiana State Lease Nos. 16141, 16142, 17289, 17441, 17442 and 17443 known as Hell Hole Bayou located in Vermillion Parish, Louisiana. The Company acquired these interests from various leaseholders, including Touchstone Resources USA, Inc. ("Touchstone USA"). The Company's various interests are subject to various terms and specifications including restrictions, overriding royalty interests, specific drilling depths, future wells, specific locations, and other parties with priority in recovering their costs in certain net profits in the interests. As of March 31, 2003, the Company owned an aggregate working interest of 37.9% and an additional 10% back-in interest.

In December 2002, it was determined by the Company's outside engineer and operator that the initial hole was dry. It was decided to sidetrack the hole 1,000 feet to the east to a depth of approximately 16,800 feet. Drilling on the sidetrack project commenced in January 2003. In April 2003, after testing all zones it was determined that the sidetracking well was a dry hole also. Leases Nos. 16141 and 16142 require the Company to commence new exploration within 90 days of the determination of the dry hole, approximately April 12, 2003, in order for the Company to retain its rights under these leases. Management has decided not to pursue additional exploration within these lease areas. Consequently, these leases will be allowed to lapse. The Company has recorded impairment charges of $3,635,136 in the fourth quarter of 2002 and $5,893,791 in the first quarter of 2003. The aggregate amount of these impairments is $9,528,927 which is comprised of all drilling costs incurred to date plus 50% of the lease acquisition costs for the entire Hell Hole Prospect. The Company is subject to receiving Authorization for Expenditure ("AFE") invoices for costs of additional land acquisition, exploration, drilling, etc.

In order for the Company to retain its rights under Louisiana State Lease Nos. 17289, 17441, 17442 and 17443, the Company and its other co-investors will be required to make a rental payment in November 2003 equal to 50% of the original lease payment. Management anticipates the Company's portion of this amount to be $106,000. If these rental payments are not paid when due, the Company's rights under these leases will expire.

                      CONTINENTAL SOUTHERN RESOURCES, INC.
                          (A Development Stage Entity)
              Notes to Condensed Consolidated Financial Statements


NOTE 4 - OIL AND GAS PROPERTIES (Continued)

Knox Miss. Partners, L.P. - Limited Partnership Interest
--------------------------------------------------------

On March 23, 2002, the Company entered into a limited partnership agreement with Knox Miss, LLC and formed Knox Miss. Partners, L.P., a Delaware limited partnership. The Company is the sole limited partner with a 99% interest and Knox Miss, LLC is the general partner. As of March 31, 2003, the Company contributed $4,052,500 and the general partner contributed $27,325 to the limited partnership. Knox Miss. Partners, L.P. was formed to acquire interests in gas, oil and mineral leases of properties located in Mississippi.

During 2002, Knox Miss entered into exploration agreements with SK Exploration, Inc., SKH Energy Partners II, LP and Clayton Williams Energy, Inc. ("Clayton") to jointly cooperate and participate in the exploration and development of oil, gas and leases in the Livingston Transform Area, Longview and Osborn prospects which cover several counties in Mississippi. During the first quarter of 2003, the Company acquired additional mineral leases for $233,387 and incurred $610,255 of exploration expenses.

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

As of March 31, 2003, oil and gas properties consisted of the following:

                                            Hell Hole Bayou        Knox-Miss               Total
                                          --------------------- -------------------   ------------------

 Unproved properties acquisition costs        $   10,675,197        $  4,444,154        $  15,119,351
 Drilling in progress                              3,781,120                   -            3,781,120
 Other capitalized costs                             410,207             270,823              681,030
 Allowance for impairment                         (9,528,927)                  -           (9,528,927)
                                          --------------------- -------------------   ------------------

 Net capitalized oil and gas properties      $     5,337,597        $  4,714,977      $    10,052,574
                                          ===================== ===================   ==================


NOTE 5 - EQUITY INTERESTS IN OIL AND GAS PROPERTIES

PHT Partners, L.P.
------------------

On June 26, 2002, the Company entered into a limited partnership agreement with PHT Gas, LLC and formed PHT Partners, L.P. ("PHT"). The Company is the sole limited partner with a 99% interest and PHT Gas, LLC is the general partner. On August 4, 2002, the limited partnership agreement was amended to allow an additional partner. This decreased the Company's interest to 94.9%. In 2002 the Company contributed $1,151,000 to PHT. PHT thereupon invested $883,000 in APICO, LLC, a limited liability company, in return for 883 units out of a total of 4,100 units outstanding.

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

                      CONTINENTAL SOUTHERN RESOURCES, INC.
                          (A Development Stage Entity)
              Notes to Condensed Consolidated Financial Statements

NOTE 5 - EQUITY INTERESTS IN OIL AND GAS PROPERTIES (Continued)

The Company is not subject to capital calls in connection with its limited partnership interest in PHT. However, as explained below, PHT is subject to cash calls from its investment in APICO, LLC. If PHT does not meet its cash calls, then the Company's investment in PHT may become impaired. Pursuant to the APICO membership agreement, PHT and the other APICO members will be called upon from time to time for additional contributions so as to meet the reasonable capital requirements of APICO. If PHT or any other member fails to make required capital contributions or meet the required cash calls in the amounts and at the times specified in the membership agreement, then they would be in default. If the default is not cured within 45 days, then APICO has the right to repurchase the defaulting members' shares for 1% of their original purchase price.

Louisiana Shelf Partners, L.P.
------------------------------

On December 31, 2002, the Company entered into a limited partnership agreement with LS Gas, LLC and formed Louisiana Shelf Partners, L.P. ("LSP") of which the Company is a limited partner with an approximate 24% interest and LS Gas, LLC is the general partner. The Company contributed $240,000 to LSP in 2002 and $521,500 in the first quarter of 2003. As of March 31, 2003, LSP acquired various geological and geophysical data and interests in oil, gas and mineral leases located in Cameron Parish, Louisiana for an aggregate purchase price of $4,059,161. Pursuant to the partnership agreement, the Company and the other LSP members will be called upon from time to time for additional contributions so as to meet the reasonable capital requirements of LSP.

LSP received an AFE from its operator for approximately $4,800,000 related to proposed exploration in the Cameron Parish prospect. The Company's portion of this AFE is approximately $1,150,000.

The following table summarized the Company's interests in oil and gas non-public limited partnerships accounted for under the equity method of accounting as of March 31, 2003.

                                              March 31, 2003
                                  ----------------------------------------
                                                           Excess of
                                                         Carrying Value
                                   Carrying Value       Over Net Assets
                                  -----------------    -------------------

PHT Investment in APICO               $  1,120,003            $   283,728
Louisiana Shelf Partners                   755,613                      -
                                  -----------------    -------------------

                                      $  1,875,616            $   283,728
                                  =================    ===================

                      CONTINENTAL SOUTHERN RESOURCES, INC.
                          (A Development Stage Entity)
              Notes to Condensed Consolidated Financial Statements


NOTE 5 - EQUITY INTERESTS IN OIL AND GAS PROPERTIES (Continued)

The following table summarizes financial information for the limited partnerships accounted for under the equity method of accounting at March 31, 2003 and has been compiled from the financial statements of the respective entities:

                                                          March 31, 2003
                                                      ---------------------
                                                           (Unaudited)

 Total Assets                                           $     9,650,163
                                                      =====================

 Total Liabilities                                      $        49,279
                                                      =====================

                                                        Three Months Ended
                                                          March 31, 2003
                                                      ---------------------
                                                          (Unaudited)
 Results of Operations:
 Revenue                                                $           -
 Loss from operations                                   $       (88,704)
 Net Loss                                               $       (88,704)


NOTE 6 - MARKETABLE SECURITIES - RELATED PARTIES

In connection with the February 2002 acquisition of various working interests in the North Hell Hole Prospect, the Company purchased, for the sum of $2,000,000, a 10% secured convertible promissory note in the principal amount of $2,000,000 and a detached warrant to purchase 1,063,830 shares of common stock at an exercise price of US$1.88 from Touchstone Resources, Ltd. ("Touchstone"), a Canadian Exchange listed company and the parent company of Touchstone USA, Inc. The secured convertible promissory note, which matures August 22, 2004, has an initial conversion price of US$1.88 and is secured by the working interests in Hell Hole Bayou still owned by Touchstone. The fair values of the note receivable and warrants on the date the note was issued, valued by using the Black-Scholes Model, were $787,234 and $1,212,766, respectively. Consequently, a discount in the amount of $1,212,766 was recorded in connection with this note. In addition, as described below an impairment charge was recorded against this note. At March 31, 2003, this note is reflected in these financial statements at a carrying value of $400,000. The face value of this note is $2,000,000. The fair market value of the warrant was $127,660 as of March 31, 2003.

In June 2002 the Company purchased, for the sum of $1,600,000, an additional 10% convertible promissory note in the principal amount of $1,600,000 and a detached warrant to purchase 2,000,000 shares of common stock at an exercise price of US$1.00 until December 28, 2002 from Touchstone. The secured convertible promissory note, which matured December 28, 2002, had an initial conversion price of US$.80. The fair values of the note receivable and warrants on the date the note was issued, valued by using the Black-Scholes Model, were $1,220,000 and $380,000, respectively. Consequently, a discount in the amount of $380,000 was recorded in connection with this note. On March 20, 2003, the Company renegotiated the $1,600,000 promissory note receivable from Touchstone. The principal amount of the new note increased to $1,725,586, which included accrued interest of $125,586. The note earns interest at 10% per annum and is due February 28, 2005. The note may be converted at any time into shares of Touchstone at one share for each $0.62 of principal amount. Interest due may also be satisfied by the issuance of shares of Touchstone valued as at the date of issuance. In addition, as described below an impairment charge was recorded against this note. At March 31, 2003, this note is reflected in these financial statements at a carrying value of $500,000. The face value of this note is $1,775,586. The original expiration date to purchase 2,000,000 shares of stock in Touchstone was extended until February 28, 2005.

                      CONTINENTAL SOUTHERN RESOURCES, INC.
                          (A Development Stage Entity)
              Notes to Condensed Consolidated Financial Statements


NOTE 6 - MARKETABLE SECURITIES - RELATED PARTIES (Continued)

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

Under SFAS No. 114 "Accounting by Creditors for Impairment of a Loan," amended by SFAS No. 118, management has evaluated the collectibility of the loan from Touchstone and believes that Touchstone may not be able to fully repay the loans. Therefore, the Company has measured and recorded impairment charges of $900,000 and $550,601 against these loans and accrued interest as of March 31, 2003 and December 31, 2002, respectively. The loans had a significant discount, which reduced their carrying value. In connection with the impairment charge the Company has stopped amortizing the loan discount and accruing interest as of the fourth quarter of 2002. Consequently the carrying value of the $2,000,000 and the $1,600,000 face value loans at March 31, 2003 is $500,000 and $400,000, respectively, which is based on the fair market value of the underlying loan collateral.

On January 15, 2003, the Company received 600,000 shares of the common stock of BPK Resources, Inc. which was part of the consideration for the Company's sale of its 99% Limited Partnership Interest in CSR-WAHA Partners, LP.

In March 2003, the Company sold 141,500 shares of BPK Resources, Inc. The Company incurred a loss of $24,454 in regards to the transaction.

As of March 31, 2003, the Company owned 777,500 shares of BPK common stock with a fair market value of $555,925, which represented approximately 5% of ownership in BPK. The Company and BPK have one common director who is also president of BPK.

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

Available-for-sale securities consist of the following at March 31, 2003:

                                                         Current
                                 ---------------------------------------------------------
                                                          Gross
                                                        Unrealized
                                       Cost                Loss             Fair Value
                                 -----------------    ---------------     ----------------
Stock                                $  560,000         $ (100,000)           $ 460,000
Stock - related party                   659,580           (103,655)             555,925
                                 -----------------    ---------------     ----------------

Total Current                       $ 1,219,580         $ (203,655)          $1,015,925
                                 =================    ===============     ================

                      CONTINENTAL SOUTHERN RESOURCES, INC.
                          (A Development Stage Entity)
              Notes to Condensed Consolidated Financial Statements


NOTE 6 - MARKETABLE SECURITIES - RELATED PARTIES (Continued)

                                                                                 Long Term
                                                  ------------------------------------------------------------------------
                                                                        Gross             Allowance
                                                    Amortized         Unrealized            For
                                                      Cost               Loss             Impairment         Fair Value
                                                  --------------    ---------------    ---------------     ---------------
Convertible debt       Due      02/28/2005          $ 1,416,134      $         -       $    (916,134)       $   500,000

Convertible debt       Due      08/22/2004              934,467                -            (534,467)           400,000

Warrants               Expires  02/28/2005              380,000           (46,016)                -             333,984

Warrants               Expires  08/22/2004            1,212,766        (1,085,106)                -             127,660
                                                  --------------    ---------------    ---------------     ---------------

Total Non-Current - Related Party                   $ 3,943,367      $ (1,131,122)      $ (1,450,601)       $ 1,361,644
                                                  ==============    ===============    ===============     ===============


NOTE 7 - NOTES PAYABLE

Related Party
-------------

In January 2003, the Company borrowed a total of $250,000 from SPH Investments, Inc. and issued various 10% demand notes. As of March 31, 2003, accrued interest on the notes amounted to $5,247.

In January 2003, the Company borrowed $100,000 from SPH Investments, Inc. Profit Sharing Plan and issued a 10% demand note. As of March 31, 2003, accrued interest on the note amounted to $2,110.

In January 2003, the Company paid off all of the accrued interest on the $9,857,149 note which was converted into the Company's Series B Preferred Stock in December 2002.

Other
-----

On February 19, 2003, Knox Miss Partners, L.P. borrowed $1,200,000 from Gibralt US, Inc. and issued a promissory note bearing interest at 12%. The note is payable the earlier of June 30, 2003 or upon closing of $2,000,000 of equity financing by the Company. The lender also received 75,000 shares of common stock in the Company for making the loan. The loan is guaranteed by the Company and FEQ Investments.

During January and February 2003, Knox Miss Partners, L.P. borrowed $280,000 and $180,000 from Louisiana Shelf Partners, LP and Louisiana X Investors, LLC, respectively, and issued 10% demand notes. These notes were repaid in March 2003 plus aggregate accrued interest of $4,179.


NOTE 8 - LOSS PER SHARE

Loss per common share is calculated in accordance with SFAS No. 128, Earnings Per Share. Basic loss per common share is computed by dividing net loss attributable to common stockholders by the weighted average number of common shares outstanding. Diluted loss per share is computed similarly to basic loss per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if potentially dilutive common shares had been issued and if the additional common shares were dilutive. Shares associated with stock options, warrants and convertible debt are not included because their inclusion would be antidilutive (i.e., reduce the net loss per share). At March 31, 2003 and December 31, 2002, the Company had potentially dilutive shares of 2,771,923 and 2,696,923, respectively.

                      CONTINENTAL SOUTHERN RESOURCES, INC.
                          (A Development Stage Entity)
              Notes to Condensed Consolidated Financial Statements

NOTE 9 - STOCKHOLDERS' EQUITY

In February 2003, in connection with the loan of $1,200,000 to Knox Miss Partners, L.P., the Company issued 75,000 shares of common stock of the Company to the lender.

On March 24, 2003, the Company issued a warrant to Trident Growth Fund to purchase 25,000 shares of common stock at an initial exercise price of $1.60 per share subject to periodical adjustment based on market trading price. The warrants were issued in consideration of the waiver of certain loan covenants by Trident Growth Fund on the $1,500,000 convertible note due from CSOR. The warrants are exercisable immediately and will expire on April 30, 2012.

Stock Warrants
--------------

The Company had the following outstanding warrants to purchase its common stock at March 31, 2003:

                          Expiration Date     Exercise Price        Shares
                         ----------------     ---------------    --------------

      Warrants           4/30/2012                 $  1.60           175,000
                         2/20/2005                 $  2.25           300,000
                         8/7/2005                  $  2.25           100,000
                         10/18/2005                $  5.00           112,500
                         10/30/2005                $  5.00           120,000
                                              ---------------    --------------

                                                                     807,500
                                                                 ==============

These warrants were issued in connection with the acquisition of Hell Hole and Waha/Lockridge interests and with the issuance of convertible promissory notes.


NOTE 10 - RELATED PARTY TRANSACTIONS - NOT DESCRIBED ELSEWHERE / CONCENTRATIONS

During March 2003, the Company paid investment-banking fees of $60,000 to FEQ Investments, Inc. The investment banking fees related to the certain debt placements for the benefit of Knox Miss Partners, L.P.

On January 7, 2003, Louisiana Shelf Partners, L.P. loaned FEQ (the former managing member of PHT Gas, LLC and CSR, LLC) $1,200,000 and received a promissory note.

In January 2003, SPH Investments, Inc. paid the full balance of its outstanding subscription agreements amounting to $906,250.


NOTE 11 - LIQUIDITY AND CAPITAL RESOURCES

The accompanying financial statements have been prepared in accordance with U.S. GAAP, which contemplates continuation of the Company as a going concern. The Company is in the development stage and has significant debt obligations to repay in future years and its current liabilities exceed its current assets. Additionally, the Company will need significant funds to meet its cash calls on its various interests in oil and gas prospects to explore, produce, develop, and eventually sell the underlying natural gas and oil products under its interests and to acquire additional properties. The Company believes that collections of its current subscription and notes receivable and sale of marketable securities will provide sufficient funds to fund its operations through December 2003. In the event that the Company locates additional prospects for acquisitions, experiences cost overruns at its prospects, or fails to

                      CONTINENTAL SOUTHERN RESOURCES, INC.
                          (A Development Stage Entity)
              Notes to Condensed Consolidated Financial Statements

NOTE 11 - LIQUIDITY AND CAPITAL RESOURCES (Continued)

generate projected revenues, the Company will be required to raise funds through additional offerings of its securities in order to have the funds necessary to complete these acquisitions and continue its operations.

If the Company is unable to obtain additional funds when they are required or if the funds cannot be obtained on terms favorable to the Company, management may be required to delay, scale back or eliminate its well development program or even be required to relinquish its interest in the properties. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.


NOTE 12 - COMPREHENSIVE LOSS

Excluding net loss, the Company's source of comprehensive loss is from the net unrealized loss on its marketable debt securities, which are classified as available-for-sale. The following summarizes the components of comprehensive loss:

                                      Three Months            Three Months
                                         Ended                    Ended

                                     March 31, 2003          March 31, 2002
                                  ---------------------    --------------------

     Net loss                          $  (7,227,339)        $      (236,835)

     Unrealized loss, net                   (335,027)                       -
                                  ---------------------    --------------------

     Comprehensive loss                $  (7,562,366)          $    (236,835)
                                  =====================    ====================

NOTE 13 - COMMITMENTS AND CONTINGENCIES

General
-------

The oil and gas industry is subject to regulation by federal, state and local authorities. In particular, environmental protection statutes, tax statutes and other laws and regulations relating to the petroleum industry affect gas and oil production operations and economics. The Company believes it is in compliance with all federal, state and local laws, regulations applicable to the Company and its properties and operations, the violation of which would have a material adverse effect on the Company or its financial condition.

On January 15, 2003, the Company entered into a consultant agreement with Rhodes Ventures, S.A. (the "Consultant") whereby the Company is committed to grant options to the Consultant to purchase 50,000 shares of the Company's common stock at an exercise price of $5.00 per share payable upon the completion of any equity financing the Consultant helps to raise.

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

NOTE 13 - COMMITMENTS AND CONTINGENCIES (Continued)

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

The drilling efforts related to the Louisiana State Lease Nos. 16141 and 16142 were unsuccessful. Consequently, the operator has 90 additional days to commence drilling before the related drilling rights expire and revert back to the state. Neither the Company nor the operator plan to commence any new exploration on these leases.

In the event any operation conducted in the existing well on the Hell Hole Bayou Prospect establishes commercial production, the Company will pay an additional $750,000 to the seller of the interest.


NOTE 14 - SUBSEQUENT EVENTS

During April 2003, APICO issued a capital call of $1,000,000 to its members for exploration costs in the Phu Horm prospect. PHT's portion of this call was $215,400 due on April 25, 2003. On April 25, 2003, the Company paid $215,400 related to its portion of the capital call. APICO advised PHT that they anticipate additional capital calls of $625,000 due on each of May 25 and June 25, 2003.

On April 14, 2003, the Company agreed to extend the due date of the $1,500,000 promissory note due from BPK, a related party, from April 30, 2003 to June 30, 2004. In consideration for this extension, BPK will pay the Company one-half of funds received from any debt or equity offering to reduce the note; will pay the Company all proceeds from the sale of Ocean Resources Capital Holdings, PLC securities until the note has been paid; and will issue an additional 100,000 shares of its common stock to CSOR.

In April 2003, the Company received principal payments of $225,000 related to the $1,500,000 promissory note due from BPK.

CAUTIONARY STATEMENT FOR FORWARD-LOOKING STATEMENTS

         The information contained in this Report on Form 10-QSB and in other public statements by the Company and Company officers include or may contain certain forward-looking statements. The words "may", "intend", "will", "expect", "anticipate", "believe", "estimate", "project", and similar expressions used in this Report are intended to identify forward-looking statements within the meaning of Section 27A of the U.S. Securities Act of 1933 and Sections 21E of the U.S. Securities Exchange of 1934. You should not place undue reliance on these forward-looking statements, which speak only as of the date made. We undertake no obligation to publicly release the result of any revision of these forward-looking statements to reflect events or circumstances after the date they are made or to reflect the occurrence of unanticipated events. You should also know that such statements are not guarantees of future performance and are subject to risks, uncertainties and assumptions. These factors include, but are not limited to, those risks described in detail in the Company's Annual Report on Form 10-KSB under the caption "Risk Factors" and other filings with the Securities and Exchange Commission. Should any of these risks or uncertainties materialize, or should any of our assumptions prove incorrect, actual results may differ materially from those included within the forward-looking statement.

ITEM 2.  Management's Discussion And Analysis

OVERVIEW

         Unless the context otherwise requires, references to the "Company", "CSOR", "we", "us" or "our", mean Continental Southern Resources, Inc. or any of our consolidated subsidiaries or partnership interests. The following discussion should be read in conjunction with our Condensed Consolidated Financial Statements and related Notes thereto included elsewhere in this Report.

         We are in the oil and gas exploration and development business. We target high-potential oil and gas assets primarily in the Mississippi, Louisiana and other traditional oil producing states in the southwestern United States and Thailand. Our operations are focused on exploration activities to find and evaluate prospective oil and gas properties and providing capital to participate in these projects. We participate in projects directly, through our consolidated subsidiaries, and as equity participants in limited partnerships. We currently have leasehold interests in prospects in Louisiana, Mississippi and Thailand.

         We are generally not involved as the operator of the projects in which we participate. Instead, we rely on third parties for most operational activities. We rely on Touchstone Resources USA, Inc. to assist and advise us regarding the identification and leasing of properties on favorable terms. We also rely upon Touchstone Resources USA, Inc. to provide us with additional reserve assessment analysis and engineering services in connection with the exploration and development of our prospects. Touchstone Resources USA, Inc. has a significant level of experience in exploring and developing gas and oil properties in the regions where our prospects are located. We rely upon various other third parties for drilling wells, delivering any gas or oil reserves which are discovered through pipelines to the ultimate purchasers and assisting in the negotiation of all sales contracts with any purchasing parties. With the assistance of such third parties, we plan to explore and develop our prospects and sell on the open market any gas or oil that we discover.

Business Strategy

         We play an active role in evaluating prospects and providing financial and other management functions with respect to the operations at each of our properties. We rely on third parties for most operational activities. This strategy is intended to reduce the level of overhead and capital expenditures required to maintain drilling and production operations. As we subcontract the performance of substantially all of the physical operations at our properties, we do not anticipate incurring a substantial amount of expenses related to the purchase of plant, machinery or equipment in connection with the exploration and development of our properties. Similarly, we do not anticipate any substantial increase in the number of persons that we employ.

         Our strategy also includes selling all or part of our interests in various partnerships or all or part of leasehold interests we own to realize immediate proceeds and limit or eliminate future risk associated with such projects. In January 2003, we sold our limited partnership interest in CSR-Waha Partners, L.P. and in March 2003 we assigned rights to purchase up to 20% of our partnership interest in Knox Miss. Partners, L.P.

         Our strategy is to develop reserves and increase our cash flow through the exploration of our Louisiana, Mississippi and Thailand prospects and through the selective acquisition of additional properties both offshore and onshore in these and other states. We consider our current leasehold portfolio to contain both high potential exploratory drilling prospects and lower risk exploitation and development drilling prospects. Prospects are identified, acquired, and developed through extensive geological and geophysical interpretation. Although our primary strategy is to grow our reserves through drilling, in the next twelve months we anticipate making opportunistic acquisitions in Louisiana, Mississippi or Texas with exploratory potential and in core areas of operation with exploitation and development potential. We may increase or decrease our planned activities for 2003, depending upon drilling results, product prices, the availability of capital resources, and other factors affecting the economic viability of such activities. We do not attempt to forecast our potential success rate on exploratory drilling.

RESULTS OF OPERATIONS

Three Months Ended March 31, 2003 As Compared To Three Months Ended March 31, 2002.

Revenues
--------

         We did not generate any revenue during the three months ended March 31, 2003 or during the corresponding period in 2002.

Operating Expenses and Unproved Property Impairment Expenses
------------------------------------------------------------

         Operating Expenses were $610,000 and unproved property impairment expenses were $5,893,791 during the three months ended March 31, 2003. We did not incur any operating expenses or unproved property impairment expenses during the three months ended March 31, 2002. The operating expenses consisted of expenses incurred by Knox Miss., L.P. in connection with exploration activities in the Black Warrior Basin, Mississippi pursuant to an exploration agreement with Clayton Williams Energy, Inc. The unproved property impairment expenses resulted from impairment of our interests in State Lease Nos. 16141 and 16142 in our North Hell Hole Bayou Prospect after it was determined that State Lease 16141 No. 2 well in the prospect was a dry hole. This amount consisted primarily of 50% of the acquisition costs of the prospect and all drilling costs incurred during the three months ended March 31, 2003. We expect to incur additional impairment expenses during the remainder of 2003 in connection our leasehold interests in the North Hell Hole Bayou Prospect.

General And Administrative Expenses; Bad Debt Expenses
------------------------------------------------------

         General and administrative expenses increased $130,542 to $245,355 during the three months ended March 31, 2003 as compared to $114,813 for the corresponding period in 2002. These expenses consisted primarily of professional fees, officer compensation and consulting fees. Bad debt expenses were $900,000 during the three months ended March 31, 2003 and consisted of impairment charges related to our investment in Touchstone Resources, Ltd.

Other (Income) Expense
----------------------

         Other income increased $535,785 to $413,763 during the three months ended March 31, 2003 as compared to other expense of $122,022 for the corresponding period in 2002. The expense consisted of interest expense of $846,025 incurred primarily on our outstanding promissory notes, a $19,375 loss in connection with our investments in APICO, LLC and Louisiana Shelf Partners, L.P. and a $24,454 loss in connection with the sale of common shares of BPK Resources, Inc. These amounts were offset by a $1,235,248 gain in connection with the sale of our partnership interest in CSR-Waha Partners, L.P. and interest income of $68,369 earned on outstanding notes and subscription receivables.

LIQUIDITY AND CAPITAL RESOURCES

         Net cash used in operating activities during the three months ended March 31, 2003 was $1,611,616 as compared to $290,022 during the three months ended March 31, 2002. The primary use of cash during both periods was for professional fees and to fund our net loss. Net cash used in investing activities for the three months ended March 31, 2003 was $2,227,922 compared to net cash used in investing activities of $9,808,000 for the corresponding period in 2002 and consisted primarily of $1,820,234 of costs incurred in connection with our oil and gas interests and the purchase of $521,500 of limited partnership interests in Louisiana Shelf Partners, L.P. These amounts were offset by $146,821 realized from the sale of our limited partnership interest in CSR-Waha Partners, L.P. and $92,991 realized from the sale of common shares of BPK Resources, Inc. Net cash provided by financing activities during the three months ended March 31, 2003 was $3,575,250 compared to $10,233,000 in the same period in 2002 and consisted primarily of the proceeds of $1,950,000 of loans and the collection of subscription receivables of $2,085,250. These amounts were offset by repayment of $460,000 of loans.

         Our working capital increased $152,367 during the three months ended March 31, 2003 to a deficit of $1,062,213 as compared to a deficit of $1,214,580 as of December 31, 2002. This increase is primarily due to a note receivable from BPK Resources, Inc. in connection with the sale of our limited partnership interesting CSR-Waha Partners, L.P. which was partially offset by increases in accounts payable, accrued expenses and outstanding convertible debentures.


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

         In March 2002, we issued an aggregate of $4,150,000 of unsecured convertible promissory notes. In September 2002, the full principal amount of the notes were converted into 5,928,797 shares of our common stock and 4,090,713 shares of our Series A Preferred Stock, $.001 par value per share (the "Series A Shares"). The Series A Shares accrue a cumulative dividend equal to 8% of the $1 original issue price of such shares which is payable prior to any dividend or other distribution on shares of our common stock.
In the event of a liquidation, dissolution or winding up of the Company, the holders of the Series A Shares have a liquidation preference of $1 per share plus accrued and unpaid dividends prior to any payment or distribution to holders of shares of our common stock. Unless waived by the holders of a majority of the outstanding Series A Shares, a merger in which we are not the surviving entity or the sale of all or substantially all of our assets is considered a liquidation event entitling the holders of shares of our Series A Shares to their liquidation preference.

         In April 2002, we issued a $1,500,000 convertible promissory note (the "Convertible Note") to Trident Growth Fund f/k/a Gemini Growth Fund, LP ("Trident"). We also issued warrants to Trident to purchase 150,000 shares of our common stock at an exercise price of $1.60 per share. The Convertible Note is due October 31, 2003, accrues interest at 12% per annum payable monthly in arrears, is secured by substantially all of our assets, is convertible at the option of Trident into shares of our common stock at a conversion price of $1.60 per share (subject to anti dilution price adjustment) and is redeemable at our option at 100% of par prior to maturity. Interest is payable in cash unless Trident elects to have it paid in shares of common stock. The Convertible Note contains various financial covenants which we are required to comply with. We failed to comply with three financial covenants as of December 31, 2002 and have received a six month waiver from Trident in consideration of the issuance of a warrant to purchase 25,000 shares of common stock at an exercise price of $1.60 per share. We also received an option to extend the maturity date of the

Convertible Note until June 30, 2004. If we exercise this option, we will be required to issue warrants to Trident to purchase 100,000 shares of common stock at an exercise price of $1.60 per share. We are required to file a registration statement with the Securities and Exchange Commission to cover the public resale of all shares issuable upon conversion of the Convertible Note and exercise of warrants issued to Trident.

         From June through August, 2002, we obtained $4,260,000 through private placements of our common stock.

         In October 2002, we obtained $1,550,000 of funding through the issuance of 12% unsecured convertible promissory notes and warrants to purchase 232,500 shares of common stock at $5.00 per share. The notes are due October 15, 2003 and accrue interest from the date of issuance. Interest is payable upon the earlier of conversion or maturity. The notes may be prepaid in whole or in part and are convertible into shares of our common stock at the option of the holder at a conversion price of $3.25 per share.

         In November 2002, we obtained gross proceeds of $250,000 through the issuance of 76,923 shares of common stock.

         On January 15, 2003, we sold our limited partnership interest in CSR Waha Partners, L.P., for $2,000,000 of which $1,650,000 is payable in cash. Of this amount, we received $150,000 at closing and $1,500,000 through the receipt of a promissory note which is due June 30, 2004.

         On February 19, 2003, Knox Miss. Partners, L.P., our subsidiary, borrowed $1,200,000 from Gibralt USA, Inc. and issued a 12% promissory note due on the earlier on June 30, 2003 or our completion of an equity financing resulting in gross proceeds of at least $2,000,000. We issued 75,000 shares of common stock to the lender. The loan is guaranteed by the Company and FEQ Investments, Inc., a principal stockholder of the Company.

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

         We  estimate  that  we  will  incur   approximately   $8.0  million  in
expenditures related to the development of our leasehold interests in our Louisiana, Mississippi, and Thailand prospects, and will incur additional general and administrative expenses over the next twelve months. Specifically, Louisiana Shelf Partners, L.P. has received an authorization for expenditure in the amount of approximately $4.8 million, of which our share is approximately $1.15 million, PHT Partners, L.P. has been advised of additional capital calls of approximately $625,000 on each of May 25 and June 25, 2003, of which our share will be approximately $300,000 and we anticipate being required to make a $106,000 lease payment in November 2003 with respect to our leasehold interests in the North Hell Hole Bayou Prospect. We believe that our projected revenues from operations and our collection of subscriptions receivable and notes receivable will be sufficient to satisfy our cash requirements for the next twelve months, including budgeted expenses for our existing leasehold interests.

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


ITEM 3.  Controls And Procedures

         Within the 90-day period prior to the filing of this report, an evaluation was carried out under the supervision and with the participation of our Chief Executive Officer ("CEO") and Treasurer ("Treasurer"), of the effectiveness of our disclosure controls and procedures. Based on that evaluation, our CEO and Treasurer has concluded that our disclosure controls and procedures are effective to ensure that information we are required to disclose in reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms. There have been no significant changes in our internal controls or in other factors that could significantly affect internal controls subsequent to the date we carried out this evaluation.

                           PART II. OTHER INFORMATION

ITEM 2.  Changes In Securities And Use Of Proceeds

         On March 24, 2003,  we issued 75,000 shares of common stock to
Gibralt US, Inc., an accredited investor, in consideration of Gibralt loaning $1,200,000 to Knox Miss. Partners, L.P. The shares were issued in a private placement transaction exempt from the registration requirements of the Securities Act of 1933, as amended, pursuant to Section 4(2) thereunder, without payment of underwriting discounts or commissions to any person.

ITEM 5.  Other Events

         As described in our Annual Report on SEC Form 10-KSB, the initial hole drilled on State Lease 16141 No. 2 well in our North Hell Hole Bayou Prospect (the "Prospect") was determined to be dry. In April 2003, after the testing of all zones of a sidetracking well, it was determined that the sidetracking well was also a dry hole. As leases 16141 and 16142 in the Prospect are past primary term and held by operations at the present time, the leases will terminate on or about July 14, 2003 unless further operations are commenced. We have decided not to pursue additional exploration within these lease areas and to let these leases lapse. As a result, as of March 31, 2003 we have recorded an impairment of $9,528,927 related to all drilling costs incurred to date and 50% of the lease acquisition cost of the entire Prospect.


ITEM 6.  Exhibits And Reports On Form 8-K

(a) The following exhibits are included herein:

-------------------- -------------------------------------------- -----------------------------------------------
    Exhibit No.                        Exhibit                                   Method of Filing
-------------------- -------------------------------------------- -----------------------------------------------
        3.1          Articles of Incorporation                    Incorporated by reference to Exhibit 3.1 of
                                                                  our Form SB-1, Registration Number 333-38976
                                                                  ("Registration Statement")
-------------------- -------------------------------------------- -----------------------------------------------
        3.2          Bylaws                                       Incorporated by reference to Exhibit 3.2 to
                                                                  the Registration Statement
-------------------- -------------------------------------------- -----------------------------------------------
        3.3          Certificate of Designation of Series A       Incorporated by reference to Exhibit 3.3 of
                     Preferred Stock                              our Quarterly Report on Form 10-QSB for the
                                                                  Quarter Ended September 30, 2002
-------------------- -------------------------------------------- -----------------------------------------------
        3.4          Certificate of Designation of Series B       Incorporated by reference to Exhibit 3.4 of
                     Preferred Stock                              our Quarterly Report on Form 10-QSB for the
                                                                  Quarter Ended September 30, 2002
-------------------- -------------------------------------------- -----------------------------------------------
        4.1          Instruments defining rights of security      Incorporated by reference to Article IV of
                     holders                                      the Articles of Incorporation and Article I,
                                                                  Section 5 of the By-Laws in Exhibit 3.1 of
                                                                  the Registration Statement
-------------------- -------------------------------------------- -----------------------------------------------
        4.2          Promissory Note in the principal amount of   Incorporated by reference to Exhibit 4.2 of
                     $7,885,720 dated February 13, 2002 issued    our Quarterly Report on Form 10-QSB for the
                     to Lancer Offshore, Inc.                     Quarter Ended March 31, 2002
-------------------- -------------------------------------------- -----------------------------------------------
        4.3          Promissory Note in the principal amount of   Incorporated by reference to Exhibit 4.3 of
                     $1,971,429 dated February 13, 2002 issued    our Quarterly Report on Form 10-QSB for the
                     to Michael Lauer                             Quarter Ended March 31, 2002
-------------------- -------------------------------------------- -----------------------------------------------
        4.4          Promissory Note in the principal amount of   Incorporated by reference to Exhibit 4.4 of
                     $2,464,287 dated June 13, 2002 issued to     our Quarterly Report on Form 10-QSB for the
                     Lancer Offshore, Inc.                        Quarter Ended June 30, 2002
-------------------- -------------------------------------------- -----------------------------------------------
        4.5          12% Secured Convertible Promissory Note in   Incorporated by reference to Exhibit 4.5 of
                     the principal amount of $1,500,000 issued    our Quarterly Report on Form 10-QSB for the
                     to Gemini Growth Fund, L.P.                  Quarter Ended June 30, 2002
-------------------- -------------------------------------------- -----------------------------------------------

-------------------- -------------------------------------------- -----------------------------------------------
        4.6          Warrants to purchase 750,000 shares of       Incorporated by reference to Exhibit 4.6 of
                     common stock issued to Gemini Growth Fund,   our Quarterly Report on Form 10-QSB for the
                     L.P. in April 2002                           Quarter Ended June 30, 2002
-------------------- -------------------------------------------- -----------------------------------------------
       10.1          Purchase and Sale Agreement dated February   Incorporated by reference to Exhibit 10.1 of
                     17, 2002, by and between SKH Management,     our Current Report on Form 8-K dated February
                     L.P. and Touchstone Resources USA, Inc.      20, 2002
-------------------- -------------------------------------------- -----------------------------------------------
       10.2          Purchase and Sale Agreement dated February   Incorporated by reference to Exhibit 10.2 of
                     17, 2002, by and between SKH Management,     our Current Report on Form 8- K dated
                     L.P. and Touchstone Resources USA, Inc.      February 20, 2002
-------------------- -------------------------------------------- -----------------------------------------------
       10.3          Assignment Agreement by and between          Incorporated by reference to Exhibit 10.3 of
                     Touchstone Resources USA, Inc. and           our Current Report on Form 8- K dated
                     Expressions Graphics, Inc. dated February    February 20, 2002
                     20, 2002
-------------------- -------------------------------------------- -----------------------------------------------
       10.4          Exploration Agreement dated March 23, 2002   Incorporated by reference to Exhibit 10.1 of
                     by and between SK Exploration, Inc. and      our Current Report on Form 8-K dated April 8,
                     Knox Miss. Partners, L.P.                    2002
-------------------- -------------------------------------------- -----------------------------------------------
       10.5          Exploration Agreement dated March 23, 2002   Incorporated by reference to Exhibit 10.2 of
                     by and between SKH Energy Partners II,       our Current Report on Form 8-K dated April 8,
                     L.P. and Knox Miss. Partners, L.P.           2002
-------------------- -------------------------------------------- -----------------------------------------------
       10.6          Option to Purchase 100,000 Shares of         Incorporated by reference to Exhibit 10.6 of
                     Common Stock issued to Stephen P.            our Annual Report on Form 10-KSB for the Year
                     Harrington                                   Ended December 31, 2002
-------------------- -------------------------------------------- -----------------------------------------------
       10.7          Option to Purchase 100,000 Shares of         Incorporated by reference to Exhibit 10.7 of
                     Common Stock issued to Humbert B. Powell,    our Annual Report on Form 10-KSB for the Year
                     III                                          Ended December 31, 2002
-------------------- -------------------------------------------- -----------------------------------------------
       10.8          Option to Purchase 100,000 Shares of         Incorporated by reference to Exhibit 10.8 of
                     Common Stock issued to Gary Krupp            our Annual Report on Form 10-KSB for the Year
                                                                  Ended December 31, 2002
-------------------- -------------------------------------------- -----------------------------------------------
       10.9          Option to Purchase 100,000 Shares of         Incorporated by reference to Exhibit 10.9 of
                     Common Stock issued to Thomas M. Curran      our Annual Report on Form 10-KSB for the Year
                                                                  Ended December 31, 2002
-------------------- -------------------------------------------- -----------------------------------------------

-------------------- -------------------------------------------- -----------------------------------------------
       10.10         Option to Purchase 100,000 Shares of         Incorporated by reference to Exhibit 10.10 of
                     Common Stock issued to John B. Connally,     our Annual Report on Form 10-KSB for the Year
                     III                                          Ended December 31, 2002
-------------------- -------------------------------------------- -----------------------------------------------
       10.11         Warrant to Purchase 25,000 Shares of         Incorporated by reference to Exhibit 10.11 of
                     Common Stock issued to Trident Growth        our Annual Report on Form 10-KSB for the Year
                     Fund, L.P.                                   Ended December 31, 2002
-------------------- -------------------------------------------- -----------------------------------------------
       10.12         Exploration and Development Agreement        Incorporated by reference to Exhibit 10.12 of
                     dated May 23, 2002 between Clayton           our Annual Report on Form 10-KSB for the Year
                     Williams Energy, Inc. and Knox Miss.         Ended December 31, 2002
                     Partners, L.P.
-------------------- -------------------------------------------- -----------------------------------------------
       10.13         Limited Partnership Agreement of PHT         Filed herewith
                     Partners, L.P. dated August 14, 2002
-------------------- -------------------------------------------- -----------------------------------------------
       10.14         Limited Partnership Agreement of Knox        Filed herewith
                     Miss. Partners, L.P. dated
                     March 23, 2002
-------------------- -------------------------------------------- -----------------------------------------------
       10.15         Limited Partnership Agreement of Louisiana   Filed herewith
                     Shelf Partners, LP dated December 31, 2002
-------------------- -------------------------------------------- -----------------------------------------------
       99.1          Certificate of President of Registrant to    Filed herewith
                     18 USC Section 1350, as Adopted Pursuant
                     to Section 906 of the Sarbanes-Oxley Act
                     of 2002
-------------------- -------------------------------------------- -----------------------------------------------
       99.2          Certificate of Treasurer of Registrant       Filed herewith
                     Pursuant to 18 USC Section 1350, as
                     Adopted Pursuant to Section 906 of the
                     Sarbanes-Oxley Act of 2002
-------------------- -------------------------------------------- -----------------------------------------------




(b) Current Reports on Form 8-K filed during the three month period ended March 31, 2003:

         None.

                                   SIGNATURES

          In accordance with the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                           CONTINENTAL SOUTHERN RESOURCES, INC.



Date:  May 15, 2003                        /s/ Stephen P. Harrington
                                           ____________________
                                           Stephen P. Harrington
                                           Chief Executive Officer and
                                           Chief Financial Officer

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

         b) Evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

         c) Presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our valuation as of the Evaluation Date;

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


Date: May 15, 2003                          /s/ Stephen P. Harrington
                                            _____________________
                                            Stephen P. Harrington
                                            Chief Executive Officer and
                                            Chief Financial Officer

                                  EXHIBIT INDEX
                                  -------------


EXHIBIT NUMBER                          DESCRIPTION

10.13              Limited Partnership Agreement of PHT Partners, L.P.
                   dated August 14, 2002

10.14              Limited Partnership Agreement of Knox Miss. Partners, L.P.
                   dated March 23, 2002

10.15 Limited Partnership Agreement of Louisiana Shelf Partners, LP dated December 31, 2002

99.1 Certificate of President of Registrant to 18 USC Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

99.2 Certificate of President of Registrant to 18 USC Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002