Form 10-Q
period 2003-06-30
CONTINENTAL SOUTHERN RESOURCES  INC
filed 2003-08-18
CIK 1112412

SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549
                                   FORM 10-QSB

[X] Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2003

[ ]      Transition report under Section 13 or 15(d) of the Exchange Act of 1934

For the transition period from __________ to  _______________

Commission file no. 000-33439

                      CONTINENTAL SOUTHERN RESOURCES, INC.
                      ------------------------------------
        (Exact Name of Small Business Issuer as Specified in Its Charter)

               NEVADA                                   88-0448389
------------------------------------------      --------------------------
  (State or Other Jurisdiction of                     (I.R.S. Employer
   Incorporation or Organization)                    Identification No.)


                     111 PRESIDENTIAL BOULEVARD, SUITE 158A
                              BALA CYNWYD, PA 19004
                ------------------------------------------------
                    (Address of Principal Executive Offices)

                                 (610) 771- 0680
                ------------------------------------------------
                (Issuer's Telephone Number, including Area Code)

                     APPLICABLE ONLY TO ISSUERS INVOLVED IN
                        BANKRUPTCY PROCEEDINGS DURING THE
                              PRECEDING FIVE YEARS

         Check whether the registrant filed all documents and reports required to be filed by Section 12,13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court.

Yes  [   ]     No  [   ]

                      APPLICABLE ONLY TO CORPORATE ISSUERS

         State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: There were 36,192,478 issued and outstanding shares of the registrant's common stock, par value $.001 per share, as of August 13, 2003.

         Transitional Small Business Disclosure Format (check one):

Yes  [   ]     No  [X]

                      CONTINENTAL SOUTHERN RESOURCES, INC.
                          (A Development Stage Entity)





                                      INDEX




PART I.      FINANCIAL INFORMATION

Item 1.      Financial Statements


             Condensed Consolidated Balance Sheets (unaudited)                2


             Condensed Consolidated Statements of Operations - (unaudited)    3


             Condensed Consolidated Statements of Cash Flows - (unaudited)    4


             Notes to Condensed Financial Statements                          5


Item 2.      Management's Discussion and Analysis                             21

Item 3.      Controls and Procedures                                          27

PART II.     OTHER INFORMATION

Item 2.      Changes in Securities and Use of Proceeds                        27


Item 5.      Other Events                                                     29


Item 6.      Exhibits and Reports on Form 8-K                                 32

                                     PART I
                              FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                      CONTINENTAL SOUTHERN RESOURCES, INC.
                          (A DEVELOPMENT STAGE ENTITY)
                      Condensed Consolidated Balance Sheets

                                     ASSETS
                                                                                       June 30,         December 31,
                                                                                         2003               2002
                                                                                     ------------       ------------
                                                                                      (Unaudited)         (Audited)
Current Assets
   Cash and cash equivalents                                                         $    994,367       $    329,768
   Notes receivable - related party                                                     1,750,678            483,117
   Notes receivable                                                                            --            152,500
   Interest receivables                                                                   157,474        6,942
   Marketable securities - related party                                                  361,955            245,020
   Marketable securities                                                                  440,000            600,000
   Prepaid expenses and advance payments to operators                                     149,176            325,772
                                                                                     ------------       ------------

                  Total Current Assets                                                  3,853,650          2,243,119
                                                                                     ------------       ------------

Oil and Gas Properties, Costs Not Being Amortized                                      22,818,459         15,077,643
Marketable Securities - Related Party                                                   1,361,644          2,417,021
Equity Interests in Oil and Gas Properties                                              2,342,942          1,373,491
Property and Equipment, Net and Deposits                                                    9,730              7,608
                                                                                     ------------       ------------
                                                                                     $ 30,386,425       $ 21,118,882
                                                                                     ============       ============

                      LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
   Accounts payable and accrued expenses                                             $  1,743,940       $    767,917
   Accounts payable and accrued expenses - related party                                   94,087            787,808
   Payables for oil and gas interest                                                    2,171,082          1,164,135
   Convertible debenture                                                                1,996,226            737,839
   Notes payable                                                                        1,000,000                 --
   Notes payable - related party                                                          227,840                 --
   Deferred revenue                                                                        40,286                 --
                                                                                     ------------       ------------

                  Total Current Liabilities                                             7,273,461          3,457,699
                                                                                     ------------       ------------

Minority Interest                                                                          93,140             85,773
                                                                                     ------------       ------------

Commitments and Contingencies

Stockholders' Equity
   Preferred stock, Series A; $.001 par value; authorized - 9,500,000 shares;
    4,090,713 shares at 2003 and 2002 (Liquidation preference: $4,445,241)                  4,091              4,091
   Preferred stock, Series B; $.001 par value; authorized - 500,000 shares;
    143,427 shares at 2003 and 2002 (Liquidation preference: $15,011,967)                     144                144
   Preferred stock, Series C; $.001 par value; authorized - 1,500,000 shares;
    447,500 shares at 2003 and 0 shares at 2002 and 10,000 shares issuable at
    2003 and 0 at 2002 (Liquidation preference: $4,497,375)                                   448                 --
   Common stock; $.001 par value; authorized - 150,000,000 shares;
    issued and outstanding - 34,777,144 shares at 2003 and 31,699,834 shares at
    2002 and 1,315,334 shares issuable at 2003 and 1,017,644 at 2002                       36,093             32,718
   Additional paid-in capital                                                          47,494,480         30,962,327
   Less stock subscription receivables                                                   (350,000)        (2,480,000)
   Less stock subscription receivable - related party                                    (480,000)        (1,156,250)
   Deferred compensation                                                                 (493,360)                --
   Accumulated other comprehensive loss                                                (1,581,688)          (999,750)
   Deficit accumulated during the development stage                                   (21,610,384)        (8,787,870)
                                                                                     ------------       ------------

                  Total Stockholders' Equity                                           23,019,824         17,575,410
                                                                                     ------------       ------------

                                                                                     $ 30,386,425       $ 21,118,882
                                                                                     ============       ============

                   The accompanying notes are an integral part
              of these condensed consolidated financial statements.

                      CONTINENTAL SOUTHERN RESOURCES, INC.
                          (A DEVELOPMENT STAGE ENTITY)
                 Condensed Consolidated Statements of Operations
                                   (Unaudited)



                                                              Three Months                    Six Months
                                                             Ended June 30,                 Ended June 30,       January 13, 2000
                                                    ----------------------------    ----------------------------  (Inception) to
                                                        2003            2002            2003             2002      June 30, 2003
                                                    ------------    ------------    ------------    ------------    ------------
Revenues                                            $         --    $         --    $         --    $         --    $     16,532

Expenses
   Operating expenses                                    192,150              --         802,405              --       1,060,965
   Unproved property impairment                          220,068              --       6,113,859              --       9,771,995
   Bad debt expense - related party                           --              --         900,000              --         900,000
   General and administrative                            712,065         594,148         939,420         708,961       2,742,399
   General and administrative - related party             18,000              --          36,000              --         126,000
                                                    ------------    ------------    ------------    ------------    ------------

                   Total Expenses                      1,142,283         594,148       8,791,684         708,961      14,601,359
                                                    ------------    ------------    ------------    ------------    ------------

Loss From Operations                                  (1,142,283)       (594,148)     (8,791,684)       (708,961)    (14,584,827)
                                                    ------------    ------------    ------------    ------------    ------------

Other (Income) Expense
   Loss on partnership investment                         33,479              --          52,854              --          80,576
   Interest income                                       (80,288)       (140,393)       (148,657)       (160,706)       (608,672)
   Interest expense                                    1,088,988       1,047,416       1,935,013       1,189,751       5,246,776
   Gain on sale of oil and gas interest - related             --              --      (1,235,248)             --      (1,235,248)
   party
   (Gain) Loss on sale of marketable securities -
   related party                                           4,589              --          29,043              --        (135,946)
                                                    ------------    ------------    ------------    ------------    ------------

                   Total Other (Income) Expense        1,046,768         907,023         633,005       1,029,045       3,347,486
                                                    ------------    ------------    ------------    ------------    ------------

Loss Before Minority Interest                         (2,189,051)     (1,501,171)     (9,424,689)     (1,738,006)    (17,932,313)

Minority Interest                                          6,498              82          14,797              82          18,849
                                                    ------------    ------------    ------------    ------------    ------------

Net Loss                                            $ (2,182,553)   $ (1,501,089)   $ (9,409,892)   $ (1,737,924)   $(17,913,464)

Preferred Stock Dividends                             (3,041,793)             --      (3,412,622)             --      (3,696,920)
                                                    ------------    ------------    ------------    ------------    ------------

Net Loss to Common Stockholders                     $ (5,224,346)   $ (1,501,089)   $(12,822,514)   $ (1,737,924)   $(21,610,384)
                                                    ============    ============    ============    ============    ============

Net Loss Per Common Share - Basic and Diluted       $      (0.15)   $      (0.12)   $      (0.39)   $      (0.22)
                                                    ============    ============    ============    ============

Weighted Average Number of Common Shares
   Outstanding - Basic and Diluted                    34,315,555      12,202,975      33,537,920       7,934,730
                                                    ------------    ------------    ------------    ------------

                   The accompanying notes are an integral part
              of these condensed consolidated financial statements.

                      CONTINENTAL SOUTHERN RESOURCES, INC.
                          (A DEVELOPMENT STAGE ENTITY)
                 Condensed Consolidated Statements of Cash Flows
                                   (Unaudited)

                                                                       Six Months
                                                                     Ended June 30,         January 13, 2000
                                                               ----------------------------  (Inception) to
                                                                   2003            2002       June 30, 2003
                                                               ------------    ------------    ------------
Cash Flows From Operating Activities
               Net Cash Used in Operating Activities           $ (2,726,326)   $   (302,963)   $ (4,201,414)
                                                               ------------    ------------    ------------

Cash Flows From Investing Activities
    Notes receivable - related party                               (136,000)             --        (136,000)
    Notes receivable                                                (20,000)        (12,500)     (1,448,117)
    Repayment of notes receivable - related party                   381,000              --         381,000
    Repayment of notes receivable                                   152,500              --         945,000
    Purchases of oil and gas interests and drilling costs        (4,639,709)    (15,907,375)    (21,712,827)
    Investment in Limited Partnership                              (819,640)             --      (2,220,903)
    Proceeds from sale of oil and gas interests                     146,821              --         146,821
    Purchase of marketable securities                                (5,031)     (3,550,000)     (4,309,067)
    Proceeds from sale of marketable securities                     107,493              --         107,493
    Purchases of equipment                                           (2,397)             --         (15,255)
                                                               ------------    ------------    ------------

               Net Cash Used in Investing Activities             (4,834,963)    (19,469,875)    (28,261,855)
                                                               ------------    ------------    ------------


Cash Flows From Financing Activities
    Advances from stockholder                                            --              --         300,000
    Repayments to stockholder                                            --              --        (300,000)
    Repayment of loan - related party                              (666,000)             --        (666,000)
    Proceeds from borrowings                                      1,347,840      11,858,799      16,783,640
    Proceeds from borrowings - related party                        546,000              --         546,000
    Loan costs                                                           --         (15,000)       (245,000)
    Receipts of subscription receivable                           1,430,000              --       1,430,000
    Receipts of subscription receivable - related party           1,476,250              --       1,476,250
    Proceeds from common and preferred stock
     issued and issuable                                          4,091,798       7,909,201      14,132,746
                                                               ------------    ------------    ------------

               Net Cash Provided by Financing Activities          8,225,888      19,753,000      33,457,636
                                                               ------------    ------------    ------------

Net Increase (Decrease) in Cash and Cash Equivalents                664,599         (19,838)        994,367

Cash and Cash Equivalents, Beginning of Period                      329,768          39,318              --
                                                               ------------    ------------    ------------

Cash and Cash Equivalents, End of Period                       $    994,367    $     19,480    $    994,367
                                                               ============    ============    ============


                   The accompanying notes are an integral part
              of these condensed consolidated financial statements.

                      CONTINENTAL SOUTHERN RESOURCES, INC.
                          (A DEVELOPMENT STAGE ENTITY)
              Notes to Condensed Consolidated Financial Statements


NOTE 1 - BASIS OF PRESENTATION


The unaudited condensed financial statements included herein have been prepared by Continental Southern Resources, Inc. (the "Company" or "CSOR"), without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. The financial statements reflect all adjustments that are, in the opinion of management, necessary to fairly present such information. All such adjustments are of a normal recurring nature except for two impairment charges made in connection with the Company's Hell Hole mineral interest and note receivable from Touchstone Resources, Ltd. (see Notes 5 and 7). Although the Company believes that the disclosures are adequate to make the information presented not misleading, certain information and footnote disclosures, including a description of significant accounting policies normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America, have been condensed or omitted pursuant to such rules and regulations.


These financial statements should be read in conjunction with the financial statements and the notes thereto included in the Company's 2002 Annual Report on Form 10-KSB filed with the Securities and Exchange Commission. The results of operations for interim periods are not necessarily indicative of the results for any subsequent quarter or the entire fiscal year ending December 31, 2003.



NOTE 2 - DESCRIPTION OF BUSINESS

The Company is engaged in the business of acquiring, exploring, developing and producing natural gas and oil properties. The Company is generally not involved as the operator of the projects in which it participates. Instead, the Company relies on third parties for drilling, delivering any gas or oil reserves that are discovered, and assisting in the negotiation of all sales contracts with such purchasing parties. With the assistance of such third parties, the Company plans to explore and develop these prospects and sell on the open market any gas or oil that is discovered. The Company relies on Touchstone Resources USA, Inc., a related party, to assist and advise the Company regarding the identification and leasing of properties on favorable terms. The Company also relies on Touchstone Resources USA, Inc. to provide additional reserve assessment analysis and engineering services in connection with the exploration and development of the prospects. Touchstone Resources USA, Inc. has a significant level of experience in exploring and developing gas and oil properties in the regions where the prospects are located. This strategy is intended to reduce the level of overhead and capital expenditures required to maintain drilling and production operations. The Company does not own any drilling rigs, and independent drilling contractors conduct all of the drilling activities. The
Company's properties are located in Louisiana, Mississippi, Oklahoma, and Thailand.

                      CONTINENTAL SOUTHERN RESOURCES, INC.
                          (A DEVELOPMENT STAGE ENTITY)
              Notes to Condensed Consolidated Financial Statements


NOTE 3 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - STOCK-BASED COMPENSATION

The Company applies the intrinsic value method of accounting prescribed by Accounting Principles Board (APB) Opinion No. 25, Accounting For Stock Issued To Employees, and related interpretations, in accounting for its stock-based grants to employees. Under the intrinsic value method of accounting, compensation expense is recorded on the date of grant only if the current market price of the underlying stock exceeds the exercise price. Statement of Financial Accounting Standards ("SFAS") No. 148, Accounting For Stock Based Compensation - Transition and Disclosure - an Amendment of SFAS 123, established accounting and disclosure requirements using a fair value-based method of accounting for stock-based compensation. The Company applies SFAS No. 123 in accounting for stock-based grants to non-employees and provides the disclosure requirement of SFAS No. 148 for stock-based grants to employees.


NOTE 4 - NOTES RECEIVABLE

RELATED

In August and October 2002, the Company loaned an aggregate of $425,000 and $220,000 to BPK Resources, Inc. ("BPK"), a related party, and its subsidiary, CSR - Hackberry Partners, L.P., respectively. The Company received various promissory notes due on demand with annual interest rates of 10% and 12%. The outstanding balances of these notes at June 30, 2003 was $125,000 and $25,000, respectively. Unpaid accrued interest totaled $20,962. The Company and BPK have one common director who is also president of BPK.

On January 15, 2003, the Company sold its 99% Limited Partnership Interest in CSR-WAHA Partners, LP, a Delaware Limited Partnership (the "LP Interest") to BPK and in return, received a cash payment of $150,000, a $1,500,000 promissory note due on April 30, 2003, and 600,000 shares of common stock of BPK. This resulted in a gain of $1,235,248. On April 14, 2003, the Company agreed to extend the due date of the $1,500,000 promissory note to June 30, 2004. In consideration for this extension, BPK will reduce the note by paying the Company one-half of funds it receives from any debt or equity offering as well as all proceeds received from the sale of Ocean Resources Capital Holdings, PLC securities. In addition, BPK issued 100,000 shares of its common stock to the Company. As of June 30, 2003, $1,400,000 of principal remained outstanding along with $67,841 in accrued interest, of which $730,000 was paid in July 2003. (See Note 15.)

On February 21, 2003, Knox Miss Partners, L.P. ("Knox Miss") loaned $10,000 to Touchstone Resources, Ltd. ("Touchstone") for which it received a 10% unsecured demand promissory. As of June 30, 2003, the principal remained outstanding with accrued interest of $357.

On March 4, 2003, the Company loaned $136,000 to FEQ Investments, Inc. ("FEQ") for which it received a 10% unsecured demand promissory note. The note was paid on May 29, 2003.

On May 30, 2003, the Company loaned $30,000 to PH Gas, L.P. in exchange for a demand promissory note. This note was paid on June 4, 2003.

OTHER

On June 13, 2003, Knox Miss received a promissory note in exchange for a $10,000 loan from an unrelated party. As of June 30, 2003, the principal remained outstanding.

                      CONTINENTAL SOUTHERN RESOURCES, INC.
                          (A DEVELOPMENT STAGE ENTITY)
              Notes to Condensed Consolidated Financial Statements


NOTE 5 - OIL AND GAS PROPERTIES

HELL HOLE BAYOU

From February through August 2002, the Company acquired various working interests in the leases underlying the North Hell Hole Prospect (the "Prospect"). The Prospect is subject to the terms and conditions of an A.A.P.L. Form 610 - Model Form Operating Agreement - 1989 with certain revisions. The purpose of the Prospect is to explore, develop and produce certain oil and gas interests it possesses in a contracted area, which contains Louisiana State Lease Nos. 16141, 16142, 17289, 17441, 17442 and 17443 known as Hell Hole Bayou located in Vermillion Parish, Louisiana. The Company acquired these interests from various leaseholders, including Touchstone Resources USA, Inc. ("Touchstone USA"), a related party. The Company's various interests are subject to various terms and specifications including restrictions, overriding royalty interests, specific drilling depths, future wells, specific locations, and other parties with priority in recovering their costs in certain net profits in the interests. As of June 30, 2003, the Company owned an aggregate working interest of 37.9% and an additional 10% back-in interest.

In December 2002, it was determined by the Company's outside engineer and operator that the initial hole was dry. It was decided to sidetrack the hole 1,000 feet to the east to a depth of approximately 16,800 feet. Drilling on the sidetrack project commenced in January 2003. In April 2003, after testing all zones it was determined that the sidetracking well was a dry hole also. Leases Nos. 16141 and 16142 require the Company to commence new exploration within 90 days of the determination of the dry hole, approximately April 12, 2003, in order for the Company to retain its rights under these leases. Management has decided not to pursue additional exploration within these lease areas. Consequently, these leases were allowed to lapse. The Company has recorded impairment charges of $3,635,136 in the fourth quarter of 2002 and $6,113,859 in the first quarter of 2003. The aggregate amount of these impairments is $9,748,995 which is comprised of all drilling costs incurred to date plus 50% of the lease acquisition costs for the entire Hell Hole Prospect. The Company is subject to receiving Authorization for Expenditure ("AFE") invoices for costs of additional land acquisition, exploration, drilling, etc.

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

KNOX MISS PARTNERS, L.P.

On March 23, 2002, the Company entered into a limited partnership agreement with Knox Miss, LLC and formed Knox Miss. Partners, L.P., a Delaware limited partnership. The Company is the sole limited partner with a 99% interest and Knox Miss, LLC is the general partner. As of June 30, 2003, the Company contributed $4,429,500 and the general partner contributed $27,325 to the limited partnership. Knox Miss. Partners, L.P. was formed to acquire interests in gas, oil and mineral leases of properties located in Mississippi.

During 2002, Knox Miss entered into exploration agreements with SK Exploration, Inc., SKH Energy Partners II, LP and Clayton Williams Energy, Inc. ("Clayton") to jointly cooperate and participate in the exploration and development of oil and gas leases in the Livingston Transform Area, Longview and Osborn prospects which cover several counties in Mississippi. During the first and second quarter of 2003, the Company acquired additional mineral leases for $1,161,528 and incurred $794,905 of exploration expenses.

                      CONTINENTAL SOUTHERN RESOURCES, INC.
                          (A DEVELOPMENT STAGE ENTITY)
              Notes to Condensed Consolidated Financial Statements


NOTE 5 - OIL AND GAS PROPERTIES (Continued)

BWP GAS, LLC

On May 20, 2003, the Company entered into a Membership Purchase Agreement with BWP Gas, LLC ("BWP") whereby the Company acquired all of the Class B membership interest of BWP from HBA Gas, Inc. ("HBA") (the "Acquisition"). The Company became the sole Class B member and the managing member with a 99% interest in BWP. Oklahoma Hills Gas, LLC ("Oklahoma Hills") is the Class A member with a 1% interest. HBA is the managing member of Oklahoma Hills and Ernest Bartlett is the president of HBA and also the president of FEQ. FEQ is a principal holder of the Company's Series A and Series B Preferred stock as well as interests in certain entities which serve as the general partner of certain oil and gas limited partnerships in which the Company has interests. In consideration for the Acquisition, the Company issued 3,300,000 shares of the Company's common stock and warrants to purchase an additional 1,650,000 common shares at an exercise price of $2.00 per share expiring in May 2006 to HBA and its designees. The shares were valued at $6,600,000. The warrants were valued at $2,046,000 using the Black-Scholes Model. The Company paid an investment banker $172,500 in connection with the Acquisition. The Company also contributed $2,500,000 to BWP at the time of the Acquisition in order for BWP to complete its funding commitment under the exploration agreement which was defined below. Therefore, the total purchase price for the Acquisition amounted to $11,318,500. BWP's sole asset at the time of the Acquisition was a 4.5% working interest in the Mary #2-34 Well ("Mary Well") in the Potato Hills Deep Prospect ("Potato Hills") located in Latimer and Pushmataha Counties, Oklahoma.

In February 2003, BWP entered into an exploration agreement ("Exploration Agreement") with GHK Company, LLC ("GHK") and its affiliate, which was amended in May 2003, to jointly cooperate and participate in the exploration and development of oil and gas leases in the contract area of Township 3 North, Range 19-21 East and Township 2 North, Range 19-21 East in Potato Hills. Pursuant to the Exploration Agreement, BWP acquired 6% interest from GHK in Mary Well for a total of $6,000,000. BWP later transferred 1% of its interest in Mary Well to one of its creditors to settle an outstanding loan in the amount of $1,000,000. BWP also transferred 0.5% of its interest to an affiliate of HBA. Under the Exploration Agreement, BWP also has the right to participate in a 4.5% interest of all additional wells drilled in Potato Hills and the right to purchase up to a 10% interest in all wells identified by GHK in the future. In the event that the total costs for the drilling of the Mary No. 2-34 Well as reflected in the AFE exceed one hundred and ten percent (110%) of the budgeted amount, BWP is obligated to pay its proportionate share of such costs. BWP's working interest in Potato Hills is subject to various terms and specifications including restrictions, overriding royalty interests, specific drilling depths, future wells, specific locations, and other parties with priority in recovering their costs in certain net profits in the interests. Potato Hills is subject to the terms and conditions of an A.A.P.L. Form 610-1989 Operating Agreement with certain revisions. GHK is the operator. As of June 30, 2003, BWP was not liable for any AFE related to its interest in Potato Hills.

After the Acquisition, BWP invested $254,693 to acquire a 5% working interest in Indian Prospect located in Roger Mills County, Oklahoma. The Indian Prospect is also subject to the terms and conditions of the A.A.P.L. Form 610-1989 Operating Agreement, of which GHK is the operator. BWP's share of drilling cost in the India Prospect was $258,058 as of June 30, 2003.

The following pro forma presentation assumes the acquisition of BWP took place at January 1, 2003 and shows the pro forma effect on loss from operations. Since BWP commenced operation in April 2003, there is no pro forma impact on the Company's statement of operations for the year ended December 31, 2002.

                      CONTINENTAL SOUTHERN RESOURCES, INC.
                          (A DEVELOPMENT STAGE ENTITY)
              Notes to Condensed Consolidated Financial Statements

NOTE 5 - OIL AND GAS PROPERTIES (Continued)

                                                           Six Months Ending               Year Ended
                                                       June 30, 2003 (unaudited)        December 31, 2002
                                                 -------------------------------------- ------------------
                                                     Historical         Pro Forma         Historical
                                                 -------------------  ----------------- ------------------
     Revenue                                           $        -           $      -           $ 16,142

     Loss form operations                              (8,791,684)        (8,791,684)        (5,676,415)

     Other (income) expense                               633,005          1,832,337          2,714,481
        Interest expense                                1,935,013          3,134,345          3,311,763

     Net loss                                          (9,409,892)       (10,609,224)        (8,386,844)

     Net loss to common stockholders                  (12,822,514)       (14,021,846)        (8,671,142)

     Net loss per common share -
        Basic and diluted                                   (0.38)             (0.42)             (0.43)



Following is the condensed balance sheet of BWP at the date of the Acquisition:

                  Cash                                  $      790

                  Unproved oil and gas property          4,500,000
                                                        ----------

                                  Total Assets          $4,500,790
                                                        ==========

                  Oil and gas interest payable          $2,500,000
                                                        ----------

                                  Net Assets Acquired   $2,000,790
                                                        ==========


As of June 30, 2003, oil and gas properties consisted of the following:

                                           Hell Hole Bayou       Knox-Miss             BWP               Total
                                        -------------------- -----------------  ----------------- -------------------

 Unproved properties acquisition costs      $  10,675,197       $ 5,345,839        $11,423,193        $ 27,444,229
 Drilling costs                                         -                 -            258,058             258,058
 Other capitalized costs                          410,207           297,279            156,493             863,979
 Allowance for impairment                      (5,747,807)                -                  -          (5,747,807)
                                        -------------------- -----------------  ----------------- -------------------
 Net capitalized oil and gas properties     $   5,337,597       $ 5,643,118        $11,837,744        $ 22,818,459
                                        ==================== =================  ================= ===================

                      CONTINENTAL SOUTHERN RESOURCES, INC.
                          (A DEVELOPMENT STAGE ENTITY)
              Notes to Condensed Consolidated Financial Statements


NOTE 6 - EQUITY INTERESTS IN OIL AND GAS PROPERTIES

PHT PARTNERS, L.P.

On June 26, 2002, the Company entered into a limited partnership agreement with PHT Gas, LLC and formed PHT Partners, L.P. ("PHT"). The Company is the sole limited partner with a 99% interest and PHT Gas, LLC is the general partner. On August 4, 2002, the limited partnership agreement was amended to allow an additional partner. This decreased the Company's interest to 94.9%. As of June 30, 2003, the Company contributed $1,486,800 to PHT. PHT has invested $883,000 in APICO, LLC, a limited liability company, in return for 883 units out of a total of 4,100 units outstanding.

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

The Company is not subject to capital calls in connection with its limited partnership interest in PHT. However, as explained below, PHT is subject to cash calls from its investment in APICO, LLC. If PHT does not meet its cash calls, then the Company's investment in PHT may become impaired. Pursuant to the APICO membership agreement, PHT and the other APICO members will be called upon from time to time for additional contributions so as to meet the reasonable capital requirements of APICO. If PHT or any other member fails to make required capital contributions or meet the required cash calls in the amounts and at the times specified in the membership agreement, then they would be in default. If the default is not cured within 45 days, then APICO has the right to repurchase the defaulting members' shares for 1% of their original purchase price. In the second quarter of 2003, PHT funded its proportional share of capital calls totaling $500,805. PHT expects to receive additional capital call of approximately $200,000 over the next twelve months.


LOUISIANA SHELF PARTNERS, L.P.

On December 31, 2002, the Company entered into a limited partnership agreement with LS Gas, LLC and formed Louisiana Shelf Partners, L.P. ("LSP"), of which the Company is a limited partner with an approximate 25% interest and LS Gas, LLC is the general partner. The Company contributed $240,000 to LSP in 2002 and $521,500 in the first quarter of 2003. As of June 30, 2003, LSP acquired various geological and geophysical data and interests in oil, gas and mineral leases located in Cameron Parish, Louisiana for an aggregate purchase price of $4,369,161.

Pursuant to the partnership agreement, the Company and the other LSP members will be called upon from time to time for additional contributions so as to meet the reasonable capital requirements of LSP. In July 2003, LSP received an AFE from its operator for approximately $4,800,000 related to proposed exploration in the Cameron Parish prospect. The Company was required to make a capital contribution of approximately $1,200,000 to LSP for the payment of this AFE. In July and August 2003, the Company contributed a total of $875,000 and expects to make additional contribution in the amount of $636,000

The following table summarized the Company's investment in oil and gas non-public limited partnerships accounted for under the equity method of accounting as of June 30, 2003.

                      CONTINENTAL SOUTHERN RESOURCES, INC.
                          (A DEVELOPMENT STAGE ENTITY)
              Notes to Condensed Consolidated Financial Statements


NOTE 6 - EQUITY INTERESTS IN OIL AND GAS PROPERTIES (Continued)

                                             June 30, 2003 (unaudited)
                                     ---------------------------------------
                                                              Excess of
                                                           Carrying Value
                                      Carrying Value       Over Net Assets
                                     -----------------    ------------------

PHT Investment in APICO                  $  1,610,901           $   268,725
Louisiana Shelf Partners                      732,041                     -
                                     -----------------    ------------------

                                         $  2,342,942           $   268,725
                                     =================    ==================


The following table summarizes financial information for APICO and LSP, which were accounted for under the equity method of accounting at June 30, 2003 and have been compiled from the financial statements of the respective entities:

                                                     June 30, 2003
                                                 -------------------------
                                                      (Unaudited)

 Total Assets                                          $     12,130,333
                                                 =========================

 Total Liabilities                                     $         35,265
                                                 =========================


                                                     Six Months Ended
                                                      June 30, 2003
                                                  -------------------------
                                                       (Unaudited)
 Results of Operations:
 Revenue                                              $          -
 Loss from operations                                 $   (211,412)
 Net Loss                                             $   (211,412)



NOTE 7 - MARKETABLE SECURITIES - RELATED PARTIES

In connection with the February 2002 acquisition of various working interests in the North Hell Hole Prospect, the Company purchased, for the sum of $2,000,000, a 10% secured convertible promissory note in the principal amount of $2,000,000 and a detached warrant to purchase 1,063,830 shares of common stock at an exercise price of US$1.88 from Touchstone, a Canadian Exchange listed company and the parent company of Touchstone USA. The secured convertible promissory note, which matures August 22, 2004, has an initial conversion price of US$1.88 and is secured by the working interests in Hell Hole Bayou still owned by Touchstone. The fair values of the note receivable and warrants on the date the note was issued, valued by using the Black-Scholes Model, were $787,234 and $1,212,766, respectively. Consequently, a discount in the amount of $1,212,766 was recorded in connection with this note. In addition, as described below, an impairment charge was recorded against this note. At June 30, 2003, this note is reflected in these financial statements at a carrying value of $400,000. The face value of this note is $2,000,000. The fair market value of the warrant was $127,660 as of June 30, 2003.

                      CONTINENTAL SOUTHERN RESOURCES, INC.
                          (A DEVELOPMENT STAGE ENTITY)
              Notes to Condensed Consolidated Financial Statements


NOTE 7 - MARKETABLE SECURITIES - RELATED PARTIES (Continued)

In June 2002 the Company purchased, for the sum of $1,600,000, an additional 10% convertible promissory note in the principal amount of $1,600,000 and a detached warrant to purchase 2,000,000 shares of common stock at an exercise price of US$1.00 until December 28, 2002 from Touchstone. The secured convertible promissory note, which matured December 28, 2002, had an initial conversion price of US$.80. The fair values of the note receivable and warrants on the date the note was issued, valued by using the Black-Scholes Model, were $1,220,000 and $380,000, respectively. Consequently, a discount in the amount of $380,000 was recorded in connection with this note. On March 20, 2003, the Company renegotiated the $1,600,000 promissory note receivable from Touchstone. The principal amount of the new note increased to $1,725,586, which included accrued interest of $125,586. The note earns interest at 10% per annum and is due
February 28, 2005. The note may be converted at any time into shares of Touchstone at one share for each $0.62 of principal amount. Interest due may also be satisfied by the issuance of shares of Touchstone valued as at the date of issuance. In addition, as described below, an impairment charge was recorded against this note. At June 30, 2003, this note is reflected in these financial statements at a carrying value of $500,000. The face value of this note is $1,725,586. The original expiration date to purchase 2,000,000 shares of stock in Touchstone was extended until February 28, 2005.

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

Under SFAS No. 114 "Accounting by Creditors for Impairment of a Loan," amended by SFAS No. 118, management has evaluated the collectibility of the loan from Touchstone and believes that Touchstone may not be able to fully repay the loans. Therefore, the Company has measured and recorded impairment charges of $900,000 and $550,601 against these loans and accrued interest as of June 30, 2003 and December 31, 2002, respectively. The loans had a significant discount, which reduced their carrying value. In connection with the impairment charge the Company has stopped amortizing the loan discount and accruing interest as of the fourth quarter of 2002. Consequently the carrying value of the $2,000,000 and the $1,600,000 face value loans at June 30, 2003 is $500,000 and $400,000, respectively, which is based on the fair market value of the underlying loan collateral.

On January 15, 2003, the Company received 600,000 shares of the common stock of BPK as part of the consideration for the Company's sale of its 99% Limited Partnership Interest in CSR-WAHA Partners, LP to BPK.

In March 2003, the Company sold 141,500 shares of BPK. The Company incurred a loss of $24,454 as a result of this transaction.

In April 2003, the Company sold 23,000 shares of BPK. The Company incurred a loss of $4,589 as a result of this transaction.

As of June 30, 2003, the Company owned 864,500 shares of BPK common stock with a fair market value of $337,155, which represented approximately 6% of ownership in BPK. The Company and BPK have one common director who is also president of BPK.

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

                      CONTINENTAL SOUTHERN RESOURCES, INC.
                          (A DEVELOPMENT STAGE ENTITY)
              Notes to Condensed Consolidated Financial Statements


NOTE 7 - MARKETABLE SECURITIES - RELATED PARTIES (Continued)

Available-for-sale securities consist of the following at June 30, 2003:

                                                                               Current
                                                       ---------------------------------------------------------
                                                                                Gross
                                                                              Unrealized
                                                             Cost                Loss             Fair Value
                                                       -----------------    ---------------     ----------------

Stock                                                      $  560,000         $ (120,000)           $ 440,000
Stock - related party                                         692,521           (330,566)             361,955
                                                       -----------------    ---------------     ----------------
Total Current                                             $ 1,252,521         $ (450,566)            $801,955
                                                       =================    ===============     ================



                                                                                 Long Term
                                                  ------------------------------------------------------------------------
                                                                        Gross             Allowance
                                                    Amortized         Unrealized            For
                                                      Cost               Loss             Impairment         Fair Value
                                                  --------------    ---------------    ---------------     ---------------
Convertible debt       Due      02/28/2005         $ 1,416,134           $     -          $ (916,134)         $ 500,000

Convertible debt       Due      08/22/2004             934,467                              (534,467)           400,000
                                                                               -

Warrants               Expires  02/28/2005             380,000           (46,016)                 -             333,984

Warrants               Expires  08/22/2004           1,212,766        (1,085,106)                 -             127,660
                                                  --------------    ---------------    ---------------     ---------------

Total Non-Current - Related Party                  $ 3,943,367       $(1,131,122)       $(1,450,601)        $ 1,361,644
                                                  ==============    ===============    ===============     ===============

NOTE 8 - NOTES PAYABLE

RELATED PARTY

In 2003, the Company borrowed a total of $256,000 from SPH Investments, Inc. ("SPH") and issued various 10% demand notes. As of June 30, 2003, $80,000 of principal remained outstanding along with $9,354 in accrued interest.

In January 2003, the Company borrowed $100,000 from SPH Investments, Inc. Profit Sharing Plan and issued a 10% demand note. This note with accrued interest of $3,956 was repaid in June 2003.

                      CONTINENTAL SOUTHERN RESOURCES, INC.
                          (A DEVELOPMENT STAGE ENTITY)
              Notes to Condensed Consolidated Financial Statements

NOTE 8 - NOTES PAYABLE (Continued)

OTHER

In April 2002 the Company entered into a loan agreement to borrow $1,500,000 from Gemini Growth Fund, LP ("Gemini"), a Delaware limited partnership. Gemini subsequently changed its name to Trident Growth Fund, LP ("Trident"). The note is a 12% secured convertible promissory note. The note is secured by substantially all of the assets of the Company. The note matures on October 31, 2003, however the Company has the option to redeem the note at 100% of par prior at any time up to the maturity date. Trident has the option to convert the principal amount of the note into common stock of the Company. As additional incentive to make the $1,500,000 loan Trident was issued a warrant to purchase 150,000 shares of the Company's common stock. The warrants expire on the earlier of April 30, 2012 or the date all of the convertible notes are converted to common stock. The initial conversion price of the note and warrant is the lesser of $2.00 or 60% of the closing bid price of the Company's common stock for the first trading session subsequent to the effective date of a reverse split of the Company's common stock, which took place on May 31, 2002. However, the conversion price was reduced to $1.60 as a result of a subsequent private offering and is subject to other adjustments according to the provisions of the note. The Company paid loan commitment and origination fees of 1% and 4%, respectively, which were recorded as loan costs of which $45,000 was amortized to interest expense in 2002. On July 29, 2003, the loan was amended to extend the maturity date to July 31, 2004 and increase the principal amount to $2,100,000. As consideration for Trident's increasing of the original loan to $2,100,000, the Company granted Trident warrants to purchase 150,000 shares of common stock at an exercise price of $1.60 per share. The warrants are exercisable immediately and will expire on April 30, 2012.

Interest is payable in cash unless Trident elects to have the interest paid in common stock of the Company. Repayment of the principal amount of the note has been guaranteed by a subsidiary of the Company. As described in the loan agreement, the Company is required to comply with various financial covenants. Any failure to comply with such covenants may be deemed a default on the loan by Trident. The Company did not meet three of the financial loan covenants as of December 31, 2002, however, Trident waived the specific covenants for six months. In consideration for this waiver, the Company granted Trident warrants to purchase 25,000 shares of common stock at an exercise price of $1.60 per share. The warrants are exercisable immediately and will expire on April 30, 2012. As of June 30, 2003, the Company failed to meet the loan covenants again and Trident waived the covenant for another six months until December 2003. As consideration for Trident's second waiver of the loan covenants and extension of the maturity date of the original $1,500,000 note, on July 29, 2003, the Company granted Trident warrants to purchase 100,000 shares of common stock at an initial exercise price of $1.60 per share. The warrants are exercisable immediately and will expire on April 30, 2012.

Under Emerging Issues Task Force ("EITF") 00-27, "Application of Issue No. 98-5 to Certain Convertible Instruments," the Company has allocated the proceeds from issuance of the convertible Gemini promissory note and warrants based on a fair value basis of each item. Consequently, the convertible Gemini promissory note was recorded with a discount of $383,451 based on the ascribed value of the warrants as determined by using the Black-Scholes Model. Under EITF 00-27 the note discount for the warrant will be amortized over the period from the date of issuance to the stated maturity date of the note. An additional beneficial conversion discount of $1,116,549 was recorded since the Gemini promissory note was convertible into common shares of stock at a rate of $1.60 per share while the prevailing common stock share price was $3.10. This discount is also being amortized over the term of the loan. As of June 30, 2003, the Company has amortized a total of $1,051,747 of the discount.

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


NOTE 8 - NOTES PAYABLE (Continued)

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

Under EITF 00-27, the Company has allocated the proceeds from issuance of the convertible promissory notes and warrants based on a fair value basis of each item. Consequently, the convertible promissory notes were recorded with a discount of $341,349 and $378,406, respectively, based on the ascribed value of the warrants as determined by using the Black-Scholes Model. Under EITF 00-27 the note discount for the warrant will be amortized over the period from the date of issuance to the stated maturity date of the note. An additional beneficial conversion discount of $408,651 and $421,594 was recorded for the $750,000 and $800,000 promissory notes, respectively, since the notes were convertible into common shares of stock at a rate of $3.25 per share while the prevailing common stock share price was $4.90 and $5.05, respectively. This discount will also be amortized over the term of the loan. As of June 30, 2003, the Company had amortized a total discount of $461,024 and $483,456, respectively, for the $750,000 and $800,000 notes.

On February 19, 2003, Knox Miss borrowed $1,200,000 from Gibralt US, Inc. and issued a promissory note bearing interest at 12%. The note is payable the earlier of June 30, 2003 or upon closing of $2,000,000 of equity financing by the Company. The lender also received 75,000 shares of common stock in the Company for making the loan. The loan is guaranteed by the Company and FEQ. As of June 30, 2003, $1,000,000 in principal remained outstanding, which was paid in July 2003.

During June 2003, PHT borrowed $143,900 from Louisiana X Investors, LLC and issued a 10% demand note.

NOTE 9 - LOSS PER SHARE

Loss per common share is calculated in accordance with SFAS No. 128, Earnings Per Share. Basic loss per common share is computed by dividing net loss attributable to common stockholders by the weighted average number of common shares outstanding. Diluted loss per share is computed similarly to basic loss per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if potentially dilutive common shares had been issued and if the additional common shares were dilutive. Shares associated with stock options, warrants and convertible debt are not included because their inclusion would be antidilutive (i.e., reduce the net loss per share). At June 30, 2003 and December 31, 2002, the Company had potentially dilutive shares of 7,059,423 and 2,696,923, respectively.

NOTE 10 - STOCKHOLDERS' EQUITY

On May 20, 2003, the Company issued to the former Class B member of BWP and its designee (consisting of creditors and consultants of BWP) 3,300,000 shares of common stock and 1,650,000 warrants at an exercise price of $2.00 per share expiring in three years as consideration for its purchase of the 100% of the Class B Membership interests in BWP.

On May 22, 2003, the Company authorized and designated 1,500,000 shares of Series C Convertible Preferred Stock with a par value $.001 per share.

                      CONTINENTAL SOUTHERN RESOURCES, INC.
                          (A DEVELOPMENT STAGE ENTITY)
              Notes to Condensed Consolidated Financial Statements


NOTE 10 - STOCKHOLDERS' EQUITY (Continued)

During May and June 2003, the Company sold 447,500 shares of Series C Convertible Preferred Stock in a private placement for $10.00 per share of which 10,000 shares were issuable as of June 30, 2003. The Company is required to register the resale of all shares of the common stock upon conversion of the Series C Preferred Stock, within 90 days of the date of termination of the offering. The Company recorded $283,200 in offering costs related to this offering.

SERIES C CONVERTIBLE PREFERRED STOCK

The Series C Preferred Stock is to pay dividends of 6% of original issue price ($10.00) per share per annum, which are cumulative prior to any dividends on the common stock and on parity with the payment of any dividend or other distribution on the Series A Preferred Stock, Series B Preferred Stock, and any other series of preferred stock that has similar characteristics. The holders of each share of Series C Convertible Preferred Stock are entitled to be paid out of available funds prior to any distributions to holders of common stock in the amount of $10.00 per outstanding share plus all accrued dividends. The holders of each share of Series C Preferred Stock may convert their shares to common stock at an initial conversion price of $2.00. This conversion price may be adjusted and reset as set forth in the Certificate of Designation of Series C Preferred Stock ("Certificate of Designation").

The Company may redeem all or a portion of the outstanding shares of Series C Convertible Preferred Stock at a cost of the liquidation preference and all accrued and unpaid dividends. The redemption may occur at any time at the Company's sole discretion upon thirty days' written notice to the holders of the Series C Convertible Preferred Stock provided that (i) the average of the closing bid prices of the Company's Common Stock during the twenty trading days preceding the date of the "Redemption notice" as reported on the primary market or exchange on which the Corporation's Common Stock is then trading equals or exceeds $6.00 per share, and (ii) the shares of Common Stock issuable upon conversion of the Series C Convertible Preferred Stock are subject to an effective registration statement permitting the public resale of such shares under the Securities Act of 1933, as amended (the "Act"). In the event that the Corporation redeems less than all of the outstanding Series C Convertible Preferred Stock, it shall redeem such shares pro rata among all the holders of the Series C Convertible Preferred Stock.

The preferred dividends accrued at June 30, 2003 amounted to $1,046,170 in total, of which $354,258, $669,267, and $22,375 pertained to Series A, B and C, respectively.

Since the Company's common stock price exceeded the initial conversion price of the Series C Preferred Stock there was a beneficial conversion feature recorded as a preferred stock dividend in the amount of $2,650,750 as of June 30, 2003.

STOCK WARRANTS

The Company had the following outstanding warrants to purchase its common stock at June 30, 2003:

                      Expiration Date     Exercise Price        Shares
                     ----------------     ---------------    --------------

      Warrants       2/20/2005                 $  2.25           300,000
                     8/7/2005                  $  2.25           100,000
                     10/18/2005                $  5.00           112,500
                     10/30/2005                $  5.00           120,000
                     5/20/2006                 $  2.00         1,650,000
                     4/30/2012                 $  1.60           175,000
                                          ---------------    --------------
                                                               2,457,500
                                                             ==============

                      CONTINENTAL SOUTHERN RESOURCES, INC.
                          (A DEVELOPMENT STAGE ENTITY)
              Notes to Condensed Consolidated Financial Statements


NOTE 10 - STOCKHOLDERS' EQUITY (Continued)

These warrants were issued in connection with the acquisition of Hell Hole, Potato Hills, and Waha/Lockridge interests and with the issuance of convertible promissory notes.

STOCK OPTIONS

In May 2003, the Company granted 250,000 options to Sunrise Financial Group, Inc. ("Sunrise") as compensation for the consulting service Sunrise will provide for a minimum of five months, of which 100,000 vested immediately and 150,000 vest in six months. The option is exercisable at $3.00 per share and expires in five years. As of June 30, 2003, the Company has recorded a total of $493,360 deferred compensation for the options, net of $123,340 of amortization.


NOTE 11 - RELATED PARTY TRANSACTIONS - NOT DESCRIBED ELSEWHERE / CONCENTRATIONS

During March 2003, the Company paid investment-banking fees of $60,000 to FEQ. The investment banking fees related to certain debt placements for the benefit of Knox Miss.

On January 7, 2003, LSP loaned FEQ (the former managing member of PHT Gas, LLC and CSR, LLC) $1,220,000 and received a 10% promissory note. As of June 30, 2003, principal in the amount of $520,000 remained outstanding along with $49,636 in accrued interest.

In January 2003, SPH paid the full balance of its outstanding subscription agreements amounting to $906,250.

In May 2003, FEQ paid the full balance of its outstanding promissory note amounting to $139,204, which included $3,204 of accrued interest.

In June 2003, Shannon M. Harrington Trust paid the full balance of its outstanding subscription agreement amounting to $76,834, which included $1,834 of accrued interest.

In June 2003, SPH Investments Profit Sharing Plan paid the full balance of its outstanding subscription agreement amounting to $25,611, which included $611 of accrued interest.

In June 2003, Tara J. Harrington Trust paid the full balance of its outstanding subscription agreement amounting to $76,834, which included $1,834 of accrued interest.

In June 2003, W. Stephen Harrington Trust paid the full balance of its outstanding subscription agreement amounting to $76,834, which included $1,834 of accrued interest.

As of June 30, 2003, Lancer Offshore, Inc., Michael Lauer and Lancer Partners, L.P. are the record and beneficial owners of 18,990,626 shares of the Company's common stock, representing 52% of the Company's outstanding shares, and 123,213 shares of the Company's Series B Preferred Stock, representing approximately 86% of the outstanding shares of that class. On or about July 8, 2003, the United States Securities and Exchange Commission filed an emergency civil injunctive action against Lancer Management Group, LLC, Michael Lauer and Lancer Management II, LLC, in the United States District Court for the Southern District of
Florida seeking a temporary restraining order, the freezing of assets, disgorgement, civil penalties and other relief based on alleged violations of the federal securities laws. On July 17, 2003, the District Court issued an order granting a preliminary injunction to restrain Lancer Management Group, LLC, Michael Lauer and Lancer Management II, LLC from violating the anti-fraud provisions of the federal securities laws, freezing the assets of Lancer Offshore, Inc., Michael Lauer and other entities affiliated with Michael Lauer, and appointing a receiver to take control of and marshal and safeguard such assets.

                      CONTINENTAL SOUTHERN RESOURCES, INC.
                          (A DEVELOPMENT STAGE ENTITY)
              Notes to Condensed Consolidated Financial Statements


NOTE 12 - LIQUIDITY AND CAPITAL RESOURCES

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


NOTE 13 - COMPREHENSIVE LOSS

Excluding net loss, the Company's source of comprehensive loss is from the net unrealized loss on its marketable debt securities, which are classified as available-for-sale. The following summarizes the components of comprehensive loss:

                                         Six Months Ended June 30,
                                 ------------------------------------------
                                       2003                    2002
                                 ------------------     -------------------

     Net loss                     $  (12,822,514)          $  (1,737,841)

     Unrealized loss, net               (581,938)               (153,600)
                                 ------------------     -------------------

     Comprehensive loss           $  (13,404,452)          $  (1,891,441)
                                 ==================     ===================



NOTE 14 - COMMITMENTS AND CONTINGENCIES

GENERAL

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


NOTE 14 - COMMITMENTS AND CONTINGENCIES (Continued)

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

POTENTIAL LOSS OF OIL AND GAS INTERESTS/ PAYMENTS DUE

If the Company does not pay its share of future AFE invoices it may have to forfeit all of its rights in certain of its interests in the Prospect and any related profits. If one or more of the other members of the Prospect fails to pay their share of the Prospect costs, the Company may need to pay additional funds to protect its investment.

Under the Exploration Agreement the Company entered with GHK Company, LLC ("GHK"), on the Potato Hills Deep Prospect ("Potato Hills"), the Company is required to issue 2,500,000 additional shares of common stock to GHK and its affiliates upon the completion of Mary No. 2-34 Well and placement of the well into commercial production, the commencement of the next exploration or development well in the Potato Hills, and the presentation of a development plan to drill the remaining Potato Hills.


NOTE 15 - SUBSEQUENT EVENTS

During July 2003, Knox Miss paid the remaining $1,000,000 in principal related to a promissory note due to Gibralt USA, Inc.

In July, 2003, the Company issued options to purchase 25,000 shares of the Company's common stock for $3.00 per share to the designees of Stern & Co., Inc. in connection with his assistance in obtaining D&O insurance.

On July 1, 2003, the Company received $275,000 of subscription receivable from FEQ.

On July 1, 2003, the Company invested an additional $143,090 in PHT. On July 1, 2003, PHT repaid a promissory note of $143,090 to Louisiana X Investors, Inc.

On July 1, 2003, the Company invested an additional $800,000 in Knox Miss.

On July 2, 2003, BWP issued a promissory note in the amount of $370,000 to Louisiana X Investors, Inc. BWP Gas has subsequently repaid $235,000 in principal related to the note.

On July 2, 2003, BWP paid the remaining balance of an AFE for the drilling work commenced on the India Prospect in the amount of $334,251 to GHK.

                      CONTINENTAL SOUTHERN RESOURCES, INC.
                          (A DEVELOPMENT STAGE ENTITY)
              Notes to Condensed Consolidated Financial Statements


NOTE 15 - SUBSEQUENT EVENTS (Continued)

On July 2, 2003, the Company received $300,000 for a subscription to 30,000 shares of the Company's Series C Convertible Preferred stock.

On July 2, 2003, the Company invested an additional $235,000 in BWP.

On July 3, 2003, the Company paid $50,000 in principal related to the $250,000 promissory note due to SPH.

On July 3, 2003, Knox Miss issued a promissory note for $200,000 to Louisiana X Investors, Inc. Knox Miss has subsequently paid $50,000 in principal related to the note.

On July 29, 2003, the Company granted Trident warrants to purchase a total of 250,000 shares of common stock at an exercise price of $1.60 per share expiring on April 30, 2012. The warrants were issued in consideration for Trident's increasing of the original note principal from $1,500,000 to $2,100,000, extension of the maturity date of the original note, and granting of an additional waiver of the Company's failure to meet the loan covenants (See Note
8).

In July 2003, the Company recovered the remaining balance of $125,000 on the $425,000 note receivable due from BPK.

On August 1, 2003, LSP signed a drilling contract with Parker Drilling, utilizing a jack-up rig, to commence drilling on the exploration project located in Cameron Parish offshore Louisiana. The rig is being barged to the drilling location and the anticipated spud date for the well is August 4, 2003. The well, S.L. 17743 No. 1, is permitted to a drill depth of 15,500 feet. The project operator, LS Gas, LLC, projects the drilling operation to take approximately 40 days to drill and log to total drill depth, with an anticipated additional 10 days for completion of the well.

On August 3, 2004, the Company issued 100,000 shares of common stock and granted options to purchase 200,000 shares of common stock to a newly appointed director. The options vest immediately at an exercise price of $3.00 per share and will expire on August 3, 2008.

During July and August, the Company received a total of $730,000 from BPK as partial payment for the $1,400,000 outstanding loan due from BPK related to the sale of CSR-WAHA Partners, L.P. (see Note 4).

Effective August 8, 2003, the Company reduced the exercise price from $5.00 to $2.30 per share and extended the expiration date from November 4, 2004 until August 4, 2008 of the 500,000 options issued to its directors on or about November 4, 2002.

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

         We are in the oil and gas exploration and development business. We target high-potential oil and gas assets primarily in Mississippi, Louisiana, Oklahoma and other traditional oil producing states in the southwestern United States and Thailand. Our operations are focused on exploration activities to find and evaluate prospective oil and gas properties and providing capital to participate in these projects. We participate in projects directly, through our consolidated subsidiaries, and as equity participants in limited partnerships. We currently have leasehold interests in prospects in Louisiana, Mississippi, Oklahoma and Thailand.

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

         Our strategy also includes selling all or part of our interests in various partnerships or all or part of leasehold interests we own to realize immediate proceeds and limit or eliminate future risk associated with such projects. In January 2003, we sold our limited partnership interest in CSR-Waha Partners, L.P. In March 2003, we assigned rights to purchase up to 20% of our partnership interest in Knox Miss. Partners, L.P. These rights have expired and were not exercised.

            Our strategy is to develop reserves and increase our cash flow through the exploration of our Louisiana, Mississippi, Oklahoma and Thailand prospects and through the selective acquisition of additional properties both offshore and onshore in these and other states. We consider our current leasehold portfolio to contain both high potential exploratory drilling prospects and lower risk exploitation and development drilling prospects. Prospects are identified, acquired, and developed through extensive geological and geophysical interpretation. Although our primary strategy is to grow our reserves through drilling, in the next twelve months we anticipate making opportunistic acquisitions in Louisiana, Mississippi, Oklahoma or Texas with exploratory potential and in core areas of operation with exploitation and development potential. We may increase or decrease our planned activities for 2003, depending upon drilling results, product prices, the availability of capital resources, and other factors affecting the economic viability of such activities. We do not attempt to forecast our potential success rate on exploratory drilling.

RESULTS OF OPERATIONS

Three and Six Months Ended June 30, 2003 As Compared To Three and Six Months Ended June 30, 2002.

Revenues

         We did not generate any revenue during the three and six months ended June 30, 2003 or during the corresponding period in 2002.

Operating Expenses and Unproved Property Impairment Expenses

         Operating expenses were $192,150 and $802,405 during the three and six month periods ended June 30, 2003, respectively. We did not incur any operating expenses during the three and six month periods ended June 30, 2002. The operating expenses consisted primarily of expenses incurred by Knox Miss., L.P. in connection with exploration activities in the Black Warrior Basin, Mississippi pursuant to an exploration agreement with Clayton Williams Energy, Inc.

         Unproved property impairment expenses were $220,068 and $6,113,859 during the three and six month periods ended June 30, 2003, respectively. The unproved property impairment expenses resulted from impairment of our interests in State Lease Nos. 16141 and 16142 in our North Hell Hole Bayou Prospect after it was determined that State Lease 16141 No. 2 well in the prospect was a dry hole. This amount consisted primarily of 50% of the acquisition costs of the prospect and all drilling costs incurred during the six months ended June 30, 2003. We expect to incur additional impairment expenses during the remainder of 2003 in connection with our leasehold interests in the North Hell Hole Bayou Prospect.


 General And Administrative Expenses; Bad Debt Expenses

         General and administrative expenses increased $135,917 to $730,065 during the three months ended June 30, 2003 as compared to $594,198 for the corresponding period in 2002. These expenses consisted primarily of professional fees, officer compensation and consulting fees. General and administrative expenses increased $266,459 to $975,420 during the six months ended June 30, 2003 as compared to $708,961 for the corresponding period in 2002. These expenses consisted primarily of professional fees, officer compensation and consulting fees.

         Bad debt expenses were $900,000 during the six month periods ended June 30, 2003, and consisted of impairment charges related to our investment in Touchstone Resources, Ltd. We did not incur any bad debt expense during the corresponding period in 2002.

 Other (Income) Expense

         Other expense increased $139,745 to $1,046,768 during the three months ended June 30, 2003 as compared to $907,023 during the corresponding period in 2002. The expense consisted of interest expense of $1,088,988 incurred primarily on our outstanding promissory notes, a $33,479 loss in connection with our investments in APICO, LLC and Louisiana Shelf Partners, L.P. and a $4,589 loss in connection with the sale of common shares of BPK Resources, Inc. These amounts were offset by interest income of $80,288 earned on outstanding notes and subscription receivables. The increase in other expenses resulted primarily from a decrease in interest income resulting from the impairment on our investment in Touchstone Resources Ltd. and an increase in interest expense resulting from advances under the loan from Trident Growth Fund L.P. and incurring additional indebtedness.

         Other expense decreased $396,040 to $633,005 during the six months ended June 30, 2003 as compared to $1,029,045 during the corresponding period in 2002. The expense consisted of interest expense of $1,935,013 incurred primarily on our outstanding promissory notes, a $52,854 loss in connection with our investments in APICO, LLC and Louisiana Shelf Partners, L.P. and a $29,043 loss in connection with the sale of common shares of BPK Resources, Inc. These amounts were offset by a $1,235,248 gain in connection with the sale of our partnership interest in CSR-Waha Partners, L.P. and interest income of $148,657 earned on outstanding notes and subscription receivables. The decrease in other expenses resulted primarily from a gain on the sale of our partnership interest in CSR-Waha Partners, L.P., which was partially offset by an increase of interest expense of $745,262 resulting from advances under the loan from Trident Growth Fund L.P. and incurring additional indebtedness.

LIQUIDITY AND CAPITAL RESOURCES

         Net cash used in operating activities during the six months ended June 30, 2003 was $2,726,326 as compared to $302,963 during the six months ended June 30, 2002. The primary use of cash during both periods was for professional fees and to fund our net loss. Net cash used in investing activities for the six months ended June 30, 2003 was $4,834,963 as compared to $19,469,875 during the six months ended June 30, 2002 and consisted primarily of the purchase of
$4,639,709 of oil and gas interests and drilling costs and the purchase of limited partnership interests and additional capital contributions of $819,640 in Louisiana Shelf Partners, L.P. and APICO, LLC. These amounts were offset by $146,821 realized from the sale of our limited partnership interest in CSR-Waha Partners, L.P., $107,493 realized from the sale of common shares of BPK Resources, Inc. and repayment of $533,500 of notes receivable. Net cash provided by financing activities during the six months ended June 30, 2003 was $8,225,888 compared to $19,753,000 for the corresponding period in 2002 and consisted primarily of proceeds from borrowings of $1,893,940, $4,091,798 from sales of shares of our Series C Convertible Preferred Stock and collection of subscription receivables of $2,906,250. These amounts were offset by repayment of $666,000 of loans.

         Our working capital decreased $2,205,232 during the six months ended June 30, 2003 to a deficit of $3,419,812 as compared to a deficit of $1,214,580 at December 31, 2002. This decrease is primarily due to increases in accounts payable for oil and gas interests of $1,006,947, outstanding convertible debentures and notes payable of $2,486,226 which was partially offset by a $1,400,000 note receivable from BPK Resources, Inc. in connection with the sale of our limited partnership interesting CSR-Waha Partners, L.P. and a $664,599 increase in cash as a result of our recent sales of securities.

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

         In April 2002, we issued a $1,500,000 convertible promissory note (the "Convertible Note") to Trident Growth Fund f/k/a Gemini Growth Fund, LP
("Trident"). We also issued warrants to Trident to purchase 150,000 shares of our common stock at an exercise price of $1.60 per share. The Convertible Note was initially due October 31, 2003, accrues interest at 12% per annum payable monthly in arrears, is secured by substantially all of our assets, is convertible at the option of Trident into shares of our common stock at a conversion price of $1.60 per share (subject to anti dilution price adjustment) and is redeemable at our option at 100% of par prior to maturity. Interest is payable in cash unless Trident elects to have it paid in shares of common stock. The Convertible Note contains various financial covenants which we are required to comply with. We failed to comply with three financial covenants as of December 31, 2002 and have received a six month waiver from Trident in consideration of the issuance of a warrant to purchase 25,000 shares of common stock at an exercise price of $1.60 per share.

         On or about July 29, 2003, we exercised our option to extend the maturity date of the Convertible Note until July 31, 2004 and received another six month waiver from Trident for failure to comply with the financial covenants. In consideration for the extension of the Convertible Note and waiver of compliance with the financial covenants from Trident, we issued warrants to Trident to purchase 100,000 shares of common stock at an exercise price of $1.60 per share. We also entered into an amendment to our loan agreement with Trident to obtain an additional $600,000 from Trident on terms substantially similar to those set forth in the Convertible Note. In connection with the amendment, we issued warrants to Trident to purchase 150,000 shares of common stock at an exercise price of $1.60 per share. We are required to file a registration statement with the Securities and Exchange Commission to cover the public resale of all shares issuable upon conversion of the convertible notes and exercise of warrants issued to Trident.

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

         On January 15, 2003, we sold our limited partnership interest in CSR Waha Partners, L.P., for $2,000,000 of which $1,650,000 is payable in cash. Of this amount, we received $150,000 at closing and $1,500,000 through the receipt of a promissory note that is due June 30, 2004. As of the date of this Report, $830,000 principal amount of the Note has been repaid.

         On February 19, 2003, Knox Miss. Partners, L.P., our subsidiary, borrowed $1,200,000 from Gibralt USA, Inc. and issued a 12% promissory note due on the earlier on June 30, 2003 or our completion of an equity financing resulting in gross proceeds of at least $2,000,000. We issued 75,000 shares of common stock to the lender. The loan is guaranteed by the Company and FEQ Investments, Inc., a principal stockholder of the Company. The loan was repaid in full on or about July 3, 2003.

         Between May 21, 2003 and the date of this Report, we have raised gross proceeds of $4,775,000 through the issuance of 477,500 shares of our Series C Convertible Preferred Stock ("Series C Shares") at an original issue price of $10.00 per share. The Series C Shares are convertible into shares of our common stock at a conversion price of $2.00 per share of common stock, subject to adjustment, at anytime at the option of the holder.

         The foregoing constitutes our principal sources of financing during the past twelve months. We do not currently maintain a line of credit or term loan with any commercial bank or other financial institution. Our capital needs have been, and continue to be principally met through proceeds from the sale of our equity and debt securities. We have used these funds to acquire leasehold interests in prospects located in Louisiana, Mississippi, Texas, Oklahoma and Thailand and to purchase our investment in Touchstone Resources, Ltd.

         We  estimate  that  we  will  incur   approximately   $3.5  million  in
expenditures related to the development of our leasehold interests in our Louisiana, Mississippi, Oklahoma and Thailand prospects and for general and administrative expenses during the next twelve months. Specifically, we are currently required to make a capital contribution of $636,000 to Louisiana Shelf Partners, L.P. and expect additional capital calls during the next twelve months. In addition, we expect to receive capital calls from PHT Partners, L.P. during the next twelve months of approximately $200,000, and to make a $106,000 lease payment in November 2003 with respect to our leasehold interests in the North Hell Hole Bayou Prospect. We believe that our projected revenues from operations and our collection of subscriptions receivable and notes receivable will be sufficient to satisfy our cash requirements for the next twelve months, including budgeted expenses for our existing leasehold interests. In addition to the foregoing, a $1.55 million principal amount note and $2.1 million aggregate principal amount of notes payable to Trident are due and payable October 31, 2003 and July 31, 2004, respectively.

         In the event that we do not generate the amount of revenues we have projected or revenues are not generated at the same pace that we receive authorizations for expenditures from the operators of our prospects or as our outstanding indebtedness becomes due, we will be required to raise additional funds through offerings of our securities in order to have the funds necessary to develop these prospects repay our outstanding indebtedness and continue our operations. Furthermore, in the event that we locate additional prospects for acquisition, receive authorizations for expenditures from the operators at our prospects in excess of budgeted amounts, or experience cost overruns at our prospects, we will be required to raise funds through additional offerings of our securities in order to have the funds necessary to complete these acquisitions and continue our operations. If we are unable to obtain additional funds when they are required or if the funds cannot be obtained on terms favorable to us, then we may be required to delay, scale back or eliminate some or all of our well development programs or even be required to relinquish our interest in certain properties. If one or more of the other owners of leasehold interests in our prospects fail to pay their equitable portion of development or operation costs, then we may need to pay additional funds to protect our ownership interests in our leasehold interests.


ITEM 3.  CONTROLS AND PROCEDURES

         An evaluation of the effectiveness of our "disclosure controls and procedures" (as such term is defined in Rules 13a or 15d of the Securities Exchange Act of 1934, as amended (the "Exchange Act")) was carried out by us under the supervision and with the participation of our Chief Executive Officer ("CEO") and Treasurer ("Treasurer"). Based upon that evaluation, our CEO and Treasurer concluded that, as of the end of the period covered by this quarterly report, our disclosure controls and procedures were effective to ensure that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms. There has been no change in our internal control over financial reporting identified in connection with that evaluation that occurred during the period covered by this report that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.



                           PART II. OTHER INFORMATION

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

Series C Convertible Preferred Stock

         On or about May 22, 2003, our Board of Directors authorized the designation of 1,500,000 shares of preferred stock as "Series C Convertible Preferred Stock" of which 477,500 shares are outstanding as of the date of this Report. The following describes the material provisions of the Series C

Convertible Preferred Stock (the "Series C Shares") which are more fully set forth in the Certificate of Designation on file with the Nevada Secretary of State.

         The Series C Shares have an original issue price of $10.00 per share and provide for a 6% cumulative dividend payable prior to and in preference to the payment of any dividend on our common stock (except for dividends payable solely in shares of our common stock) or ay other series of preferred stock (other than our 8% Series A Preferred Stock and 8% Series B Preferred Stock or any other series of preferred stock which by its terms is pari passu with the Series C Shares). The Series C Shares have a liquidation preference of $10.00 per share plus accrued and unpaid dividends payable prior to and in preference to any payment with respect to any shares of common stock or any series of preferred stock (other than our 8% Series A Preferred Stock and 8% Series B Preferred Stock or any other series of preferred stock which by its terms is pari passu with the Series C Shares).

         Each Series C Share is immediately convertible, at the option of the holder, into that number of shares of common stock determined by dividing the original issue price of the Series C Shares ($10.00) by the "Conversion Price". The initial Conversion Price is $2.00 and is subject to proportional adjustment for stock splits, stock dividends or reclassifications. In the event that we issue shares of common stock at a price per share less than the then current Conversion Price, or issue securities convertible or exercisable into shares of common stock at conversion or exercise price per share less than the then current Conversion Price at any time prior to the effective date of a registration statement covering the public resale of shares of common stock issuable upon conversion of the Series C Shares, the Conversion Price will be reduced to such lower price.

         We have the option to redeem all Series C Shares at any time by payment of an amount per share equal to $10.00 plus all accrued and unpaid dividends so long as (i) the resale of the shares of common stock issuable upon conversion of the Series C Shares are subject to an effective registration statement and (ii) the average closing bid price of our common stock during the 20 trading days preceding the date of redemption is at least $6.00. Other than as provided by applicable law, holders of the Series C Shares have no voting rights.

Recent Sales of Unregistered Securities

         1. Between May 22, 2003 and the date of this Report, we have issued 477,500 shares of our Series C Convertible Preferred Stock to a limited number of accredited investors at a purchase price of $10.00 per share raising gross proceeds of $4,775,000. We paid finder's fees in the amount of $192,000 in connection with this offering. The shares were issued in a private placement transaction exempt from the registration requirements of the Securities Act of 1933, as amended, pursuant to Section 4(2) thereof and Rule 506 of Regulation D promulgated thereunder.

         2. On May 27, 2003, we issued 3,300,000 shares of common stock and warrants to purchase an additional 1,650,000 shares of common stock at an exercise price of $ 2.00 per share to HBA Gas, Inc and its designees to purchase all of the Class B Membership Interests in BWP Gas, LLC. The warrants are immediately exercisable and terminate three (3) years from the date of grant. The securities were issued to HBA Gas, Inc and a limited number of accredited investors consisting of creditors of and consultants to BWP, LLC, in a private placement transaction exempt from the registration requirements of the Securities Act of 1933, as amended, pursuant to Section 4(2) thereunder, without payment of underwriting discounts or commissions to any person.

         3. On May 27, 2003, we issued options to purchase 250,000 shares of common stock at an exercise price of $3.00 per share to Sunrise Financial Group, Inc. in consideration for investor relations services. Options to purchase 100,000 shares vested upon issuance and the balance vest on November 27, 2003. The options terminate five (5) years from the date of grant. The options were issued in a private placement transaction exempt from the registration requirements of the Securities Act of 1933, as amended, pursuant to Section 4(2) thereunder, without payment of underwriting discounts or commissions to any person.

         4. On July 15, 2003, we issued options to purchase 25,000 shares of common stock at an exercise price of $3.00 per share to designees of Stern & Co., Inc. in consideration of consulting services. The options are immediately exercisable and terminate three (3) years from the date of grant. The options were issued in a private placement transaction exempt from the registration requirements of the Securities Act of 1933, as amended, pursuant to Section 4(2) thereunder, without payment of underwriting discounts or commissions to any person.

         5. On July 29, 2003, we issued warrants to purchase an aggregate of 250,000 shares of common stock at an exercise price of $1.60 per share and a convertible promissory note in the principal amount of $600,000 to Trident Growth Fund, L.P. The note is due July 31, 2004 and immediately convertible into shares of common stock at a conversion price of $1.60 per share. The warrants were issued in consideration of Trident extending the maturity date of our outstanding $1.5 million convertible note from October 31, 2003 until July 31, 2004, amending our loan agreement to provide $600,000 of additional funding, and waiver of our failure to meet the financial covenants in the outstanding note. The warrants are immediately exercisable and terminate April 30, 2012. The securities were issued in a private placement transaction exempt from the registration requirements of the Securities Act of 1933, as amended, pursuant to
Section 4(2) thereunder, without payment of underwriting discounts or commissions to any person.


ITEM 5.  OTHER EVENTS

Hell Hole Impairment

         As described in our Annual Report on SEC Form 10-KSB for the year ended December 31, 2002 and our Quarterly Report on SEC Form 10-QSB for the period ended March 31, 2003, the initial hole drilled on State Lease 16141 No. 2 well in our North Hell Hole Bayou Prospect (the "Prospect") was determined to be dry. In April 2003, after the testing of all zones of a sidetracking well, it was determined that the sidetracking well was also a dry hole. As leases 16141 and 16142 in the Prospect are past primary term and held by operations at the present time, the leases were subject to termination on or about July 14, 2003 unless further operations were commenced. We decided not to pursue additional exploration within these lease areas and accordingly, these leases have lapsed. As a result, as of June 30, 2003 we have recorded an impairment of $9,748,955 related to all drilling costs incurred to date and 50% of the lease acquisition cost of the entire Prospect. In order to retain rights under the remaining State Leases which comprise the Prospect, we will be required to make a lease payment of approximately $106,000 in November 2003. If payment is not made, our rights under these leases will lapse.

Purchase of BWP, LLC; Exploration Agreement with GHK

         On May 20, 2003, we purchased all of the issued and outstanding Class B Membership Interests of BWP Gas, LLC, a Delaware limited liability company ("BWP"), for 3,300,000 shares of common stock and warrants to purchase an additional 1,650,000 shares. As the sole Class B Member, we will serve as the sole manager of BWP. Oklahoma Hills Gas, LLC is the sole Class A Member. The BWP Operating Agreement provides for distributions of profits to be allocated 99% to the Class B Member and 1% to the Class A Member until all capital has been returned to the members. Thereafter, distributions are allocated 75% to the Class B Member and 25% to the Class A Member. HBA Gas, Inc. ("HBA") is the managing member Oklahoma Hills Gas, LLC, and was the sole Class B Member of BWP prior to the sale of its membership interest to the Company. Ernest Bartlett is the President of HBA and is also the president of FEQ Investments, Inc. ("FEQ"). FEQ is the beneficial owner of 13.2% of the outstanding shares of our Series A Preferred Stock and owns interests in certain entities that serve as the general partner of certain of the oil and gas limited partnerships in which we have an interest.

         BWP is a party to an Exploration Agreement dated February 27, 2003 and amended May 19, 2003 with The GHK Company, LLC ("GHK") and GHK/Potato Hills Limited Partnership ("GHK LP") (the "Exploration Agreement"). Prior to the closing of our purchase, BWP was indebted to various third parties in the amount of $3,650,000, of which $2,650,000 was satisfied by HBA Gas, Inc, and the balance by the transfer of certain rights under the Exploration Agreement. As a result, upon completion of the purchase, BWP had no assets or liabilities other than its rights and obligations under the Exploration Agreement. We also made a capital contribution to BWP of $2,500,000 at the time of the acquisition to satisfy BWP's funding obligation under the Exploration Agreement.

         The Exploration Agreement provides for BWP to have the right to participate in drilling and exploration activity in a Contract Area consisting of approximately 26,000 acres located in Latimer, and Pushmataha Counties, Oklahoma known as the Potato Hills Deep Gas Prospect. Under the Exploration Agreements, BWP has the right to purchase a 4.5% interest in the GHK Mary No. 2-34 Well (after giving effect to BWP's transfer of a 1.0%. interest to Wells Wei Corp. in satisfaction of $1,000,000 of outstanding indebtedness and a 0.5% interest to Mar Gas, LLC, an affiliate of HBA). The Mary No. 2-34 Well is located in Section 34, Township 3 North, Range 20 East, Latimer County, Oklahoma and is within Contract Area. The Exploration Agreement also provides for BWP to participate for 4.5% of the interests available to the GHK group on all subsequent wells and operations undertaken within the Contract Area, and for up to ten percent (10%) of the interest of any additional projects generated or identified by GHK.

         All operations conducted within the Contract Area will be conducted pursuant to a Joint Operating Agreement (the "JOA"). The JOA is a modified
A.A.P.L. Form 610-1989 Model Form Operating Agreement. GHK serves as the operator in the Contract Area.

         In order to obtain its 4.5% working interest in the Mary Well, BWP was required to provide a total of $4,500,000 of funding, all of which has been advanced. In the event that the total costs for the drilling of the Mary No. 2-34 Well as reflected in the Authority For Expenditure ("AFE") exceed one hundred and ten percent (110%) of the budgeted amount, BWP is obligated to pay its proportionate share of such costs.

         Under the Exploration Agreement, we are required to issue 2,500,000 additional shares of common stock to GHK and its affiliates upon satisfaction of the following conditions: (i) the completion of the Mary No. 2-34 Well and placement of the well into commercial production; (ii) the commencement of the next exploration or development well in the Potato Hills Deep Gas Prospect project; and (iii) the presentation of a development plan to drill the remaining Potato Hills Deep Gas Prospect.

Lancer Offshore, Inc. and Michael Lauer

         On or about July 8, 2003, the United States Securities and Exchange Commission filed an emergency civil injunctive action against Lancer Management Group, LLC, Michael Lauer and Lancer Management II, LLC, in the United States District Court for the Southern District of Florida seeking a temporary restraining order, the freezing of assets, disgorgement, civil penalties and other relief based on alleged violations of the federal securities laws. On July 17, 2003, the District Court issued an order granting a preliminary injunction to restrain Lancer Management Group, LLC, Mr. Lauer and Lancer Management II, LLC from violating the anti-fraud provisions of the federal securities laws, freezing the assets of Lancer Offshore, Inc., Mr. Lauer and other entities affiliated with Mr. Lauer, and appointing a receiver to take control of and marshal and safeguard such assets. As of the date of this Report, Lancer Offshore, Inc., Mr. Lauer and Lancer Partners, L.P. are the record and beneficial owners of 18,990,626 shares of our common stock, representing 52% of our outstanding shares, and 123,213 shares of our Series B Preferred Stock, representing approximately 86% of the outstanding shares of that class.

Appointment of Joseph M. Fioravanti to Board of Directors

         On August 1, 2003, Joseph M. Fioravanti, 55, was appointed to serve as a director of the Company until his successor is duly elected and qualified. Mr. Fioravanti is a practicing attorney and member of the Pennsylvania Bar. He is admitted to practice in a number of courts including the Pennsylvania Supreme Court, the United States Court of Appeals for the Third Circuit and the Supreme Court of the United States. Mr. Fioravanti has been in private practice for the past 20 years and is an accomplished trial attorney specializing in financial, business and commercial litigation matters. Mr. Fioravanti began his career as a law clerk to the Chief Justice of the Pennsylvania Supreme Court. He served as an Assistant United States Attorney for the Eastern District of Pennsylvania from 1973 to 1976 and as First Assistant United States Attorney for the Eastern District of Pennsylvania from 1979 to 1981. Mr. Fioravanti earned a Bachelor of Arts in Economics from the University of Virginia and a Juris Doctor from the University of California Hastings College of Law.

         Upon his appointment to the Board, we issued Mr. Fioravanti 100,000 shares of restricted common stock and options to purchase 200,000 shares of common stock at an exercise price of $3.00 per share which are immediately exercisable and terminate 5 years from the date of grant.

         Mr. Fioravanti will be responsible for regulatory and compliance issues for the Company. In consideration of the additional services he will be providing to the Company, we have agreed to compensate Mr. Fioravanti based on the number of hours of such services performed for the Company.

Repricing of Options

         Effective August 8, 2003, we reduced the exercise price from $5.00 to $2.30 per share and extended the expiration date from November 4, 2004 until August 4, 2008 of the 500,000 options issued to our directors on or about November 4, 2002.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a) The following exhibits are included herein:

-------------------- -------------------------------------------- -----------------------------------------------
    Exhibit No.                        Exhibit                                   Method of Filing
-------------------- -------------------------------------------- -----------------------------------------------
        3.1          Articles of Incorporation                    Incorporated by reference to Exhibit 3.1 of
                                                                  our Form SB-1, Registration Number 333-38976
                                                                  ("Registration Statement")
-------------------- -------------------------------------------- -----------------------------------------------
        3.2          Amended and Restated Articles of             Incorporated by reference to Exhibit 3.1 of
                     Incorporation                                our Quarterly Report on Form 10-QSB for the
                                                                  quarter ended June 30, 2002
-------------------- -------------------------------------------- -----------------------------------------------
        3.3          Bylaws                                       Incorporated by reference to Exhibit 3.2 to
                                                                  the Registration Statement
-------------------- -------------------------------------------- -----------------------------------------------
        3.4          Certificate of Designation of Series A       Incorporated by reference to Exhibit 3.3 of
                     Preferred Stock                              our Quarterly Report on Form 10-QSB for the
                                                                  quarter ended September 30, 2002
-------------------- -------------------------------------------- -----------------------------------------------
        3.5          Certificate of Designation of Series B       Incorporated by reference to Exhibit 3.4 of
                     Preferred Stock                              our Quarterly Report on Form 10-QSB for the
                                                                  quarter ended September 30, 2002
-------------------- -------------------------------------------- -----------------------------------------------
        3.6          Certificate of Designation of Series C       Filed herewith
                     Preferred Stock
-------------------- -------------------------------------------- -----------------------------------------------
       10.1          Purchase and Sale Agreement dated February   Incorporated by reference to Exhibit 10.1 of
                     17, 2002, by and between SKH Management,     our Current Report on Form 8-K dated February
                     L.P. and Touchstone Resources USA, Inc.      20, 2002
-------------------- -------------------------------------------- -----------------------------------------------

-------------------- -------------------------------------------- -----------------------------------------------
       10.2          Purchase and Sale Agreement dated February   Incorporated by reference to Exhibit 10.2 of
                     17, 2002, by and between SKH Management,     our Current Report on Form 8- K dated
                     L.P. and Touchstone Resources USA, Inc.      February 20, 2002
-------------------- -------------------------------------------- -----------------------------------------------
       10.3          Assignment Agreement by and between          Incorporated by reference to Exhibit 10.3 of
                     Touchstone Resources USA, Inc. and the       our Current Report on Form 8- K dated
                     Company dated February 20, 2002              February 20, 2002
-------------------- -------------------------------------------- -----------------------------------------------
       10.4          Exploration Agreement dated March 23, 2002   Incorporated by reference to Exhibit 10.1 of
                     by and between SK Exploration, Inc. and      our Current Report on Form 8-K dated April 8,
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
-------------------- -------------------------------------------- -----------------------------------------------
       10.6          Option to Purchase 100,000 Shares of         Incorporated by reference to Exhibit 10.6 of
                     Common Stock issued to Stephen P.            our Annual Report on Form 10-KSB for the year
                     Harrington                                   ended December 31, 2002
-------------------- -------------------------------------------- -----------------------------------------------
       10.7          Option to Purchase 100,000 Shares of         Incorporated by reference to Exhibit 10.7 of
                     Common Stock issued to Humbert B. Powell,    our Annual Report on Form 10-KSB for the year
                     III                                          ended December 31, 2002
-------------------- -------------------------------------------- -----------------------------------------------
       10.8          Option to Purchase 100,000 Shares of         Incorporated by reference to Exhibit 10.8 of
                     Common Stock issued to Gary Krupp            our Annual Report on Form 10-KSB for the year
                                                                  ended December 31, 2002
-------------------- -------------------------------------------- -----------------------------------------------
       10.9          Option to Purchase 100,000 Shares of         Incorporated by reference to Exhibit 10.9 of
                     Common Stock issued to Thomas M. Curran      our Annual Report on Form 10-KSB for the year
                                                                  ended December 31, 2002
-------------------- -------------------------------------------- -----------------------------------------------
       10.10         Option to Purchase 100,000 Shares of         Incorporated by reference to Exhibit 10.10 of
                     Common Stock issued to John B. Connally,     our Annual Report on Form 10-KSB for the year
                     III                                          ended December 31, 2002
-------------------- -------------------------------------------- -----------------------------------------------

-------------------- -------------------------------------------- -----------------------------------------------
       10.11         Exploration and Development Agreement        Incorporated by reference to Exhibit 10.12 of
                     dated May 23, 2002 between Clayton           our Annual Report on Form 10-KSB for the
                     Williams Energy, Inc. and Knox Miss.         quarter ended March 31, 2003
                     Partners, L.P.
-------------------- -------------------------------------------- -----------------------------------------------
       10.12         Loan Agreement dated April 5, 2002, by and   Incorporated by reference to Exhibit 10.3 of
                     between the Company and Gemini Growth        our Quarterly Report on Form 10-QSB for the
                     Fund, L.P.                                   quarter ended June 30, 2002
-------------------- -------------------------------------------- -----------------------------------------------
       10.13         12% Secured  Convertible Note dated April   Incorporated by reference to Exhibit 4.5 of
                     5,  2002,  in the  principal amount  of     our Quarterly  Report on Form 10-QSB  for the
                     $1,500,000 issued to Gemini Growth Fund,    quarter ended June 30, 2002
                     L.P.
-------------------- -------------------------------------------- -----------------------------------------------
       10.14         Security Agreement dated April 5, 2002, by   Incorporated be reference to Exhibit 10.4 of
                     and between the Company and Gemini Growth    our Quarterly Report on Form 10-QSB for the
                     Fund, L.P.                                   quarter ended June 30, 2002
-------------------- -------------------------------------------- -----------------------------------------------
       10.15         Warrants to purchase 750,000 shares of       Incorporated by reference to Exhibit 4.6 of
                     common stock issued to Gemini Growth Fund,   our Quarterly Report on Form 10-QSB for the
                     L.P. in April 2002                           quarter ended June 30, 2002
-------------------- -------------------------------------------- -----------------------------------------------
       10.16         Limited Partnership Agreement of PHT         Incorporated by reference to Exhibit 10.13 of
                     Partners, L.P. dated August 14, 2002         our Quarterly Report on Form 10-QSB for the
                                                                  quarter ended March 31, 2003
-------------------- -------------------------------------------- -----------------------------------------------
       10.17         Limited Partnership Agreement of Knox        Incorporated by reference to Exhibit 10.14 of
                     Miss. Partners, L.P. dated                   our Quarterly Report on Form 10-QSB for the
                     March 23, 2002                               quarter ended March 31, 2003
-------------------- -------------------------------------------- -----------------------------------------------
       10.18         Limited Partnership Agreement of Louisiana   Incorporated by reference to Exhibit 10.15 of
                     Shelf  Partners,  LP dated December 31, 2002 our Quarterly  Report on Form 10-QSB for the
                                                                  quarter ended March 31, 2003
-------------------- -------------------------------------------- -----------------------------------------------
       10.19         Operating Agreement of BWP Gas, LLC dated    Filed herewith
                     July 21, 2003
-------------------- -------------------------------------------- -----------------------------------------------

-------------------- -------------------------------------------- -----------------------------------------------
       10.20         Exploration  Agreement dated May 19, 2003    Filed herewith
                     by and among BWP Gas, LLC, The GHK Company,
                     LLC and GHK Potato Hills Limited Partnership
-------------------- -------------------------------------------- -----------------------------------------------
       10.21         Membership Purchase Agreement dated May      Filed herewith
                     27, 2003 by and among BWP Gas, LLC, HBA
                     Gas, Inc. and the Registrant
-------------------- -------------------------------------------- -----------------------------------------------
       10.22         First Amendment to Loan Agreement dated      Filed herewith
                     July 29, 2003,  by and between  the
                     Company and Trident  Growth Fund, L.P.
-------------------- -------------------------------------------- -----------------------------------------------
       10.23         12% Secured Convertible Note dated July      Filed herewith
                     29, 2003, in the principal amount of
                     $600,000 issued to Trident Growth Fund,
                     L.P.
-------------------- -------------------------------------------- -----------------------------------------------
       10.24         First Amended Security  Agreement dated      Filed herewith
                     July 29,  2003,  by and between  the
                     Company and Trident Growth Fund, L.P.
-------------------- -------------------------------------------- -----------------------------------------------
       10.25         Form of Amended and Restated Option to       Filed herewith
                     Purchase 100,000 shares of Common Stock
                     issued to each of John B. Connally, III,
                     Thomas M. Curran, Gary Krupp, Humbert B.
                     Powell, III and Stephen P. Harrington
-------------------- -------------------------------------------- -----------------------------------------------
       10.26         Option to Purchase 200,000 shares of         Filed herewith
                     Common Stock issued to Joseph M. Fioravanti
-------------------- -------------------------------------------- -----------------------------------------------
       31.1          Certification of President of the Company    Filed herewith
                     required by Rule 13a-14(a) under the
                     Securities Exchange Act of 1934, as amended
-------------------- -------------------------------------------- -----------------------------------------------
       31.2          Certification of Treasurer of the Company    Filed herewith
                     required by Rule 13a-14(a) under the
                     Securities Exchange Act of 1934, as amended
-------------------- -------------------------------------------- -----------------------------------------------
       32.1          Certification of President of the Company    Filed herewith
                     Pursuant to 18 USC Section 1350, as
                     Adopted Pursuant to Section 906 of the
                     Sarbanes-Oxley Act of 2002
-------------------- -------------------------------------------- -----------------------------------------------

-------------------- -------------------------------------------- -----------------------------------------------
       32.2          Certification of Treasurer of the Company    Filed herewith
                     Pursuant to 18 USC Section 1350, as
                     Adopted Pursuant to Section 906 of the
                     Sarbanes-Oxley Act of 2002
-------------------- -------------------------------------------- -----------------------------------------------


(b) Current Reports on Form 8-K filed during the three month period ended June 30, 2003:

          None.

                                   SIGNATURES

          In accordance with the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                           CONTINENTAL SOUTHERN RESOURCES, INC.



Date:  August 14 , 2003                    /s/ Stephen P. Harrington
                                           ------------------------------------
                                           Stephen P. Harrington
                                           President

                                  EXHIBIT INDEX


EXHIBIT NUMBER           DESCRIPTION

3.6                      Certificate of Designation of Series C Preferred Stock

10.19                    Operating Agreement of BWP Gas, LLC dated July 21, 2003

10.20                    Exploration Agreement dated May 19, 2003 by and among BWP Gas, LLC, The GHK Company, LLC and GHK Potato Hills Limited Partnership

10.21                    Membership  Purchase  Agreement dated May 27, 2003 by and among BWP Gas, LLC, HBA Gas, Inc.
                         and the Registrant

10.22                    First Amendment to Loan Agreement dated July 29, 2003, by and between the Company and
                         Trident Growth Fund, L.P.

10.23                    12% Secured  Convertible  Note dated July 29,  2003,  in the  principal  amount of $600,000 issued to Trident Growth Fund, L.P.

10.24                    First  Amended  Security  Agreement  dated July 29,  2003,  by and  between the Company and
                         Trident Growth Fund, L.P.

10.25                    Form of Amended and Restated  Option to Purchase  100,000  shares of Common Stock issued to each of John B. Connally,  III, Thomas M. Curran,  Gary Krupp,  Humbert B. Powell,  III and
                         Stephen P. Harrington

10.26                    Option to Purchase 200,000 shares of Common Stock issued to Joseph M. Fioravanti

31.1                     Certification  of President of the Company required by Rule 13a-14(a) under the  Securities
                         Exchange Act of 1934, as amended

31.2                     Certification  of Treasurer of the Company required by Rule 13a-14(a) under the  Securities
                         Exchange Act of 1934, as amended


32.1                     Certification of President of the Company Pursuant to 18 USC Section 1350, as Adopted Pursuant to
                         Section 906 of the Sarbanes-Oxley Act of 2002

32.2                     Certification of Treasurer of the Company Pursuant to 18 USC Section 1350, as Adopted Pursuant to
                         Section 906 of the Sarbanes-Oxley Act of 2002