Form 10QSB
period 2003-09-30
CONTINENTAL SOUTHERN RESOURCES  INC
filed 2003-11-10
CIK 1112412

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549
                                   FORM 10-QSB

[X] Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934

         For the quarterly period ended September 30, 2003

[ ]      Transition report under Section 13 or 15(d) of the Exchange Act of 1934

         For the transition period from __________ to  _______________

                          Commission file no. 000-33439
                                              ---------


                      CONTINENTAL SOUTHERN RESOURCES, INC.
                      ------------------------------------
        (Exact Name of Small Business Issuer as Specified in Its Charter)

              NEVADA                                       88-0448389
-------------------------------------------        ---------------------------
     (State or Other Jurisdiction of                   (I.R.S. Employer
     Incorporation or Organization)                     Identification No.)


                     111 PRESIDENTIAL BOULEVARD, SUITE 158A
                              BALA CYNWYD, PA 19004
                    ----------------------------------------
                    (Address of Principal Executive Offices)


                                 (610) 771- 0680
                -----------------------------------------------
                (Issuer's Telephone Number, including Area Code)

         Check whether the issuer (1) filed all reports  required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes  [X]   No  [    ]

                     APPLICABLE ONLY TO ISSUERS INVOLVED IN
                        BANKRUPTCY PROCEEDINGS DURING THE
                              PRECEDING FIVE YEARS

         Check whether the registrant filed all documents and reports required to be filed by Section 12,13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court.

Yes  [   ]     No  [   ]

                      APPLICABLE ONLY TO CORPORATE ISSUERS

         State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: There were 37,142,478 issued and outstanding shares of the registrant's common stock, par value $.001 per share, as of November 7, 2003.

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


Item 3.      Controls and Procedures


PART II.     OTHER INFORMATION

Item 2.      Changes in Securities and Use of Proceeds


Item 5.      Other Events


Item 6.      Exhibits and Reports on Form 8-K

                                     PART I
                              FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

                      CONTINENTAL SOUTHERN RESOURCES, INC.
                          (A Development Stage Entity)
                      Condensed Consolidated Balance Sheets

                                     ASSETS
                                                                                  September 30,      December 31,
                                                                                       2003              2002
                                                                                 ----------------  -----------------
                                                                                   (Unaudited)         (Audited)
Current Assets
   Cash and cash equivalents                                                     $      88,200     $      329,768
   Notes receivable - related party                                                    835,678            483,117
   Notes receivable                                                                     10,000            152,500
   Interest receivables                                                                197,330            106,942
   Marketable securities - related party                                               213,680            245,020
   Marketable securities                                                               432,000            600,000
   Prepaid expenses and advance payments to operators                                  401,889            325,772
                                                                                 ----------------  -----------------

                  Total Current Assets                                               2,178,777          2,243,119
                                                                                 ----------------  -----------------

Oil and Gas Properties, Costs Not Being Amortized                                   17,859,825         15,077,643
Marketable Securities - Related Party                                                  701,476          2,417,021
Equity Interests in Oil and Gas Properties                                           2,874,376          1,373,491
Limited Partnership Interest Transferred Under Contractual Arrangements                457,137                  -
Property and Equipment, Net and Deposits                                                 9,550              7,608
                                                                                 ----------------  -----------------

                                                                                 $  24,081,141     $   21,118,882
                                                                                 ================  =================

                      LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
   Accounts payable and accrued expenses                                         $   2,069,957     $      767,917
   Accounts payable and accrued expenses - related party                                94,087            787,808
   Payables for oil and gas interest                                                 1,935,853          1,164,135
   Convertible debenture                                                             2,894,197            737,839
   Notes payable - related party                                                         8,250                  -
   Deferred revenue                                                                     30,214                  -
                                                                                 ----------------  -----------------

                  Total Current Liabilities                                          7,032,558          3,457,699
                                                                                 ----------------  -----------------

Deferred Equity Option                                                                 695,500                  -
                                                                                 ----------------  -----------------

                  Total Liabilities                                                  7,728,058          3,457,699
                                                                                 ----------------  -----------------

Minority Interest                                                                       81,365             85,773
                                                                                 ----------------  -----------------

Commitments and Contingencies

Stockholders' Equity
   Preferred stock, Series A; $.001 par value; authorized - 9,500,000 shares;
    4,090,713 shares at 2003 and 2002 (Liquidation preference: $4,527,055)               4,091              4,091
   Preferred stock, Series B; $.001 par value; authorized - 500,000 shares;
    143,427 shares at 2003 and 2002 (Liquidation preference: $15,298,821)                  144                144
   Preferred stock, Series C; $.001 par value; authorized - 1,500,000 shares;
    447,500 shares at 2003 and 0 shares at 2002 (Liquidation preference: $4,869,000)       478                  -
   Common stock; $.001 par value;  authorized - 150,000,000  shares;  issued and outstanding - 36,342,478 shares at 2003 and 31,699,834 shares at
    2002 and 3,594 shares issuable at 2003 and 1,017,644 at 2002                        36,347             32,718
   Additional paid-in capital                                                       49,077,396         30,962,327
   Less stock subscription receivables                                                (250,000)        (2,480,000)
   Less stock subscription receivable - related party                                 (175,000)        (1,156,250)
   Deferred compensation                                                              (103,280)                  -
   Accumulated other comprehensive loss                                             (2,063,811)          (999,750)
   Deficit accumulated during the development stage                                (30,254,647)        (8,787,870)
                                                                                 ----------------  -----------------

                  Total Stockholders' Equity                                        16,271,718         17,575,410
                                                                                 ----------------  -----------------

                                                                                 $  24,081,141     $   21,118,882
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

                      CONTINENTAL SOUTHERN RESOURCES, INC.
                          (A Development Stage Entity)
                 Condensed Consolidated Statements of Operations
                                   (Unaudited)


                                                                                                                   January 13, 2000
                                                               Three Months                    Nine Months           (Inception) to
                                                            Ended September 30,            Ended September 30,        September 30,
                                                         --------------------------    ----------------------------    ------------
                                                              2003          2002            2003            2002            2003
                                                         ------------  ------------    ------------    ------------    ------------
Revenues                                                 $         --  $     16,142    $         --    $     16,142    $     16,532

Expenses
   Operating expenses                                              --        12,910         802,405          12,910       1,060,965
   Unproved property impairment                             5,217,597            --      11,331,456              --      14,989,592
   Bad debt expense - related party                           334,320            --       1,234,320              --       1,234,320
   General and administrative                                 933,150       277,936       1,872,570         959,626       3,675,549
   General and administrative - related party                  48,000            --          84,000              --         174,000
                                                         ------------  ------------    ------------    ------------    ------------

                   Total Expenses                           6,533,067       290,846      15,324,751         972,536      21,134,426
                                                         ------------  ------------    ------------    ------------    ------------

Loss From Operations                                       (6,533,067)     (274,704)    (15,324,751)       (956,394)    (21,117,894)
                                                         ------------  ------------    ------------    ------------    ------------

Other (Income) Expense
   Loss on partnership investment                             613,974            --         666,828              --         694,550
   Interest income                                            (49,928)     (229,717)       (198,585)       (390,423)       (658,600)
   Interest expense                                         1,007,961       492,649       2,942,974       1,682,400       6,254,737
   Gain on sale of oil and gas interest - related party            --            --      (1,235,248)             --      (1,235,248)
   (Gain) Loss on sale of marketable securities -
     related party                                                 --            --          29,043              --        (135,946)
                                                         ------------  ------------    ------------    ------------    ------------

                   Total Other Expense                      1,572,007       262,932       2,205,012       1,291,977       4,919,493
                                                         ------------  ------------    ------------    ------------    ------------

Loss Before Minority Interest                              (8,105,074)     (537,636)    (17,529,763)     (2,248,371)    (26,037,387)

Minority Interest                                              13,603           897          28,400             979          32,452
                                                         ------------  ------------    ------------    ------------    ------------

Net Loss                                                 $ (8,091,471) $   (536,739)   $(17,501,363)   $ (2,247,392)   $(26,004,935)

Preferred Stock Dividends                                     552,793        84,768       3,965,415         112,039       4,249,713
                                                         ------------  ------------    ------------    ------------    ------------

Net Loss to Common Stockholders                          $ (8,644,264) $   (621,507)   $(21,466,778)   $ (2,359,431)   $(30,254,648)
                                                         ============  ============    ============    ============    ============

Net Loss Per Common Share - Basic and Diluted            $      (0.24) $      (0.02)   $      (0.62)   $      (0.15)
                                                         ============  ============    ============    ============

Weighted Average Number of Common Shares
   Outstanding - Basic and Diluted                         36,213,798    31,414,338      34,439,681      16,240,588
                                                         ------------  ------------    ------------    ------------

                   The accompanying notes are an integral part
              of these condensed consolidated financial statements.

                      CONTINENTAL SOUTHERN RESOURCES, INC.
                          (A Development Stage Entity)
                 Condensed Consolidated Statements of Cash Flows
                                   (Unaudited)

                                                                            Nine Months
                                                                        Ended September 30,         January 13, 2000
                                                               -------------------------------       (Inception) to
                                                                   2003               2002         September 30, 2003
                                                               ------------       ------------       ------------
Cash Flows From Operating Activities
               Net Cash Used in Operating Activities           $ (3,291,495)      $   (331,438)      $ (4,766,583)
                                                               ------------       ------------       ------------

Cash Flows From Investing Activities
    Notes receivable - related party                               (176,000)                --           (176,000)
    Notes receivable                                                (10,000)          (757,500)        (1,438,117)
    Repayment of notes receivable - related party                 1,316,000                 --          1,316,000
    Repayment of notes receivable                                   152,500                 --            945,000
    Purchases of oil and gas interests and drilling costs        (2,596,401)       (17,023,224)       (19,669,519)
    Investment in Limited Partnership                            (2,720,357)        (1,200,000)        (4,121,620)
    Acquisition of Limited Partnership interest,
       net of cash acquired                                      (2,350,000)                --         (2,350,000)
    Proceeds from sale of oil and gas interests                     146,821                 --            146,821
    Purchase of marketable securities                                (5,031)        (4,254,035)        (4,309,067)
    Proceeds from sale of marketable securities                     107,493                 --            107,493
    Purchases of equipment                                           (2,397)                --            (15,255)
                                                               ------------       ------------       ------------

               Net Cash Used in Investing Activities             (6,137,372)       (23,234,759)       (29,564,264)
                                                               ------------       ------------       ------------


Cash Flows From Financing Activities
    Advances from stockholder                                            --            250,000            300,000
    Repayments to stockholder                                            --                 --           (300,000)
    Repayment of loan - related party                              (905,090)                --           (905,090)
    Repayment of loan                                            (1,200,000)                --         (1,200,000)
    Proceeds from borrowings                                      1,768,250         10,107,000         17,204,050
    Proceeds from borrowings - related party                        762,000                 --            762,000
    Proceeds from deferred equity option                            695,500                 --            695,500
    Loan costs                                                           --            (15,000)          (245,000)
    Receipts of subscription receivable                           1,430,000                 --          1,430,000
    Receipts of subscription receivable - related party           1,924,340                 --          1,924,340
    Proceeds from common and preferred stock
     issued and issuable                                          4,712,299         13,229,500         14,753,247
                                                               ------------       ------------       ------------

               Net Cash Provided by Financing Activities          9,187,299         23,571,500         34,419,047
                                                               ------------       ------------       ------------

Net Increase (Decrease) in Cash and Cash Equivalents               (241,568)             5,303             88,200

Cash and Cash Equivalents, Beginning of Period                      329,768             39,318                 --
                                                               ------------       ------------       ------------

Cash and Cash Equivalents, End of Period                       $     88,200       $     44,621       $     88,200
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


NOTE 3 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - STOCK-BASED COMPENSATION

The Company applies the intrinsic value method of accounting prescribed by Accounting Principles Board (APB) Opinion No. 25, Accounting for Stock Issued To Employees, and related interpretations, in accounting for its stock-based grants to employees. Under the intrinsic value method of accounting, compensation expense is recorded on the date of grant only if the current market price of the underlying stock exceeds the exercise price. Statement of Financial Accounting Standards ("SFAS") No. 148 Accounting For Stock Based Compensation - Transition and Disclosure - an Amendment of SFAS 123, established accounting and disclosure requirements using a fair value-based method of accounting for stock-based compensation. The Company applies SFAS No. 123 in accounting for stock-based grants to non-employees and provides the disclosure requirement of SFAS No. 148 for stock-based grants to employees.

                      CONTINENTAL SOUTHERN RESOURCES, INC.
                          (A Development Stage Entity)
              Notes to Condensed Consolidated Financial Statements

NOTE 4 - NOTES RECEIVABLE

Related Party
-------------

In August and October 2002, the Company loaned an aggregate of $425,000 and $220,000 to BPK Resources, Inc. ("BPK"), a related party, and its subsidiary, CSR - Hackberry Partners, L.P., respectively. The Company received various promissory notes due on demand with annual interest rates of 10% and 12%. The outstanding balance of these notes at September 30, 2003 was zero and $25,000, respectively. Unpaid accrued interest totaled $24,211. The Company and BPK have one common director who is also president of BPK.

On January 15, 2003, the Company sold its 99% Limited Partnership Interest in CSR-WAHA Partners, LP, a Delaware Limited Partnership (the "LP Interest") to BPK and in return, received a cash payment of $150,000, a $1,500,000 promissory note due on April 30, 2003, and 600,000 shares of the common stock of BPK. This resulted in a gain of $1,235,248. On April 14, 2003, the Company agreed to extend the due date of the $1,500,000 promissory note to June 30, 2004. In consideration for this extension, BPK will reduce the note by paying the Company one-half of funds it receives from any debt or equity offering as well as all the proceeds received from the sale of Ocean Resources Capital Holdings, PLC securities. In addition, BPK issued 100,000 shares of its common stock to the Company. As of September 30, 2003, $670,000 of principal remained outstanding along with $89,781 in accrued interest.

On February 21, 2003, Knox Miss Partners, L.P. ("Knox Miss") loaned $10,000 to Touchstone Resources, LTD. ("Touchstone") for which it received a 10% unsecured demand promissory. As of September 30, 2003, the principal remained outstanding with accrued interest of $605.

On March 4, 2003, the Company loaned $136,000 to FEQ Investments, Inc. ("FEQ") for which it received a 10% unsecured demand promissory note. The note was paid on May 29, 2003.

On May 30, 2003, the Company loaned $30,000 to PH Gas, L.P. in exchange for a demand promissory note. This note was paid on June 4, 2003.

On September 8, 2003, PHT Partners, L.P. ("PHT") received $50,000 from PH Gas, L.L.C. ("PH GAS") as payment for the note receivable issued in 2002. As of September 30, 2003, accrued interest of $3,438 remained outstanding.

Other
-----

On June 13, 2003, Knox Miss Partners, L.P. received a promissory note in exchange for a $10,000 loan from an unrelated party. As of September 30, 2003, the principal remained outstanding along with $299 in accrued interest.

                      CONTINENTAL SOUTHERN RESOURCES, INC.
                          (A Development Stage Entity)
              Notes to Condensed Consolidated Financial Statements


NOTE 5 - OIL AND GAS PROPERTIES

Hell Hole Bayou
---------------

From February through August 2002, the Company acquired various working interests in the leases underlying the North Hell Hole Prospect (the "Prospect"). The Prospect was subject to the terms and conditions of an A.A.P.L. Form 610 - Model Form Operating Agreement - 1989 with certain revisions. The purpose of the Prospect was to explore, develop and produce certain oil and gas interests it possesses in a contracted area, which contains Louisiana State Lease No. 16141, 16142, 17289, 17441, 17442 and 17443 known as Hell Hole Bayou located in Vermillion Parish, Louisiana. The Company acquired these interests from various leaseholders, including Touchstone Resources USA, Inc. ("Touchstone USA"). The Company's various interests were subject to various terms and specifications including restrictions, overriding royalty interests, specific drilling depths, future wells, specific locations, and other parties with priority in recovering their costs in certain net profits in the interests. As of September 30, 2003, the Company owned an aggregate working interest of 37.9% and an additional 10% back-in interest.

In December 2002, it was determined by the Company's outside engineer and operator that the initial hole was dry. It was decided to sidetrack the hole 1,000 feet to the east to a depth of approximately 16,800 feet. Drilling on the sidetrack project commenced in January 2003. In April 2003, after testing all zones it was determined that the sidetracking well was a dry hole also. Lease No. 16141 and 16142 require the Company to commence new exploration within 90 days of the determination of the dry hole, approximately April 12, 2003, in order for the Company to retain its rights under these leases. Management decided not to pursue additional exploration within these lease areas. Consequently, these leases were allowed to lapse. Management has also decided not to pursue additional exploration within Lease No. 17441, 17442 and 17443 in May 2003 when the Company was required to make the rental payment. Consequently, these three leases were allowed to lapse. The Company has recorded impairment charges of $3,635,136 in the fourth quarter of 2002, $6,113,859 in the first quarter of 2003, and $5,217,597 in the third quarter of 2003. The aggregate amount of these impairments is $14,966,592, which is comprised of all drilling costs incurred to date plus 100% of the lease acquisition costs for the entire Hell Hole Prospect.

In order for the Company to retain its rights under Louisiana State Lease No. 17289, the Company and its other co-investors will be required to make a rental payment in November 2003 equal to 50% of the original lease payment. Management has decided not to pursue additional exploration within this lease area and will allow this lease to lapse.

Knox Miss. Partners, L.P. - Limited Partnership Interest
--------------------------------------------------------

On March 23, 2002, the Company entered into a limited partnership agreement with Knox Miss, LLC and formed Knox Miss. Partners, L.P., a Delaware limited partnership. The Company is the sole limited partner with a 99% interest and Knox Miss, LLC is the general partner. As of September 30, 2003, the Company contributed $5,474,500 and the general partner contributed $27,325 to the limited partnership. Knox Miss. Partners, L.P. was formed to acquire interests in gas, oil and mineral leases of properties located in Mississippi.

During 2002, Knox Miss entered into exploration agreements with SK Exploration, Inc., SKH Energy Partners II, LP and Clayton Williams Energy, Inc. ("Clayton") to jointly cooperate and participate in the exploration and development of oil, gas and leases in the Livingston Transform Area, Longview and Osborn prospects which cover several counties in Mississippi. Through the third quarter of 2003, the Company has acquired additional mineral leases for $1,164,535 and incurred $790,602 of exploration expenses. See Note 15 - legal proceedings for contingency.

                      CONTINENTAL SOUTHERN RESOURCES, INC.
                          (A Development Stage Entity)
              Notes to Condensed Consolidated Financial Statements


NOTE 5 - OIL AND GAS PROPERTIES (Continued)

BWP Gas, LLC
------------

On May 20, 2003, the Company entered into a Membership Purchase Agreement with BWP Gas, LLC ("BWP") whereby the Company acquired all of the Class B membership interest of BWP from HBA Gas, Inc. ("HBA") (the Acquisition"). The Company became the sole Class B member and the managing member with a 99% interest in BWP. Oklahoma Hills Gas, LLC ("Oklahoma Hills") is the Class A member with a 1% interest. HBA is the managing member of Oklahoma Hills and Ernest Bartlett is the president of HBA and also the president of FEQ. FEQ is a principal holder of the Company's Series A and Series B Preferred stock as well as interests in certain entities which serve as the general partner of certain oil and gas limited partnerships in which the Company has interests. In consideration for the Acquisition, the Company issued 3,300,000 shares of the Company's common stock and warrants to purchase and additional 1,650,000 common shares at an exercise price of $2.00 per share expiring in May 2006 to HBA and its designees. The shares were valued at $6,600,000. The warrants were valued at $2,046,000 using the Black-Scholes Model. The Company paid an investment banker $172,500 in connection with the Acquisition. The Company also contributed $2,500,000 to BWP at the time of the Acquisition in order for BWP to complete its funding commitment under the exploration agreement which was defined below. Therefore, the total purchase price of the Acquisition amounted to $11,318,500. BWP's sole asset at the time of the Acquisition was a 4.5% working interest in the Mary #2-34 Well ("Mary Well") in the Potato Hills Deep Prospect ("Potato Hills") located in Latimer and Pushmataha Counties, Oklahoma. During the third quarter of 2003, the Company contributed an additional $648,000 to BWP.

In February 2003, BWP entered into an exploration agreement ("Exploration Agreement") with GHK Company, LLC ("GHK") and its affiliate, which was amended in May 2003, to jointly cooperate and participate in the exploration and development of oil and gas leases in the contract area of Township 3 North, Range 19-21 East and Township 2 North, Range 19-21 East in Potato Hills. Pursuant to the Exploration Agreement, BWP acquired 6% interest from GHK in Mary Well for a total of $6,000,000. BWP later transferred 1% of its interest in Mary Well to one of its creditors to settle an outstanding loan in the amount of $1,000,000. BWP also transferred 0.5% of its interest to an affiliate of HBA. Under the Exploration Agreement, BWP also has the right to participate in a 4.5% interest of all additional wells drilled in Potato Hills and the right to purchase up to a 10% interest in all wells identified by GHK in the future. In the event that the total costs for the drilling of the Mary No. 2-34 Well as reflected in the AFE exceed one hundred and ten percent (110%) of the budgeted amount, BWP is obligated to pay its proportionate share of such costs. BWP's working interest in Potato Hills is subject to various terms and specifications including restrictions, overriding royalty interests, specific drilling depths, future wells, specific locations, and other parties with priority in recovering their costs in certain net profits in the interests. Potato Hills is subject to the terms and conditions of an A.A.P.L. Form 610-1989 Operation Agreement with certain revisions. GHK is the operator. BWP's share of drilling cost in the Potato Hills Prospect was $50,730 as of September 30, 2003.

After the Acquisition, BWP invested $254,693 to acquire a 5% working interest in Indian Prospect located in Roger Mills County, Oklahoma. The Indian Prospect is also subject to the terms and conditions of the A.A.P.L. From 610-1989 Operation Agreement, of which GHK is the operator. BWP's share of drilling cost in the India Prospect was $283,284 as of September 30, 2003.

The following pro forma presentation assumes the acquisition of BWP took place on January 1, 2003 and shows the pro forma effect on loss from operations. Since BWP commenced operation in April 2003, there is no pro forma impact on the Company's statement of operations for the year ended December 31, 2002.

                      CONTINENTAL SOUTHERN RESOURCES, INC.
                          (A Development Stage Entity)
              Notes to Condensed Consolidated Financial Statements

NOTE 5 -OIL AND GAS PROPERTIES (Continued)

                                                                 Nine Months Ending
                                                           September 30, 2003 (unaudited)                     Year Ended
                                                   -------------------------------------------------       December 31,2002
                                                         Historical                 Pro Forma                 Historical
                                                   -----------------------     ---------------------     ----------------------
Revenue                                                  $           --             $          --             $       16,142
Loss from operations                                        (15,324,751)              (15,324,751)                (5,676,415)
Other (income) expense                                        2,205,012                 3,404,344                  2,714,481
Interest expense                                              2,942,974                 4,142,306                  3,311,763
Net loss                                                    (17,501,363)              (18,700,695)                (8,386,844)
Net loss to common stockholders                             (21,466,778)              (22,666,110)                (8,671,142)
Net loss per common share - basic and diluted                     (0.62)                    (0.66)                     (0.43)

Following is the condensed balance sheet of BWP at the date of Acquisition:

  Cash                                              $             150,000
  Unproved oil and gas property                                 4,500,000
                                                    ----------------------
  Total Assets                                      $           4,650,000
                                                    ======================
  Oil and gas interest payable                      $           2,500,000
                                                    ----------------------
  Net Assets Acquired                               $           2,150,000
                                                    ======================



As of September 30, 2003, oil and gas properties consisted of the following:

                                          Hell Hole Bayou         Knox-Miss             BWP Gas               Total
                                        ---------------------  -------------------  ------------------   ------------------
 Unproved properties acquisition costs      $   10,675,197         $  5,336,922        $ 11,723,193         $ 27,735,312
 Drilling in progress                                   --                   --             334,014              334,014
 Other capitalized costs                           410,207              309,203             156,493              875,903
 Allowance for impairment                      (11,085,404)                  --                  --          (11,085,404)
                                        ---------------------  -------------------  ------------------   ------------------
 Net capitalized oil and gas properties     $           --         $  5,646,125        $ 12,213,700         $ 17,859,825
                                        =====================  ===================  ==================   ==================

                      CONTINENTAL SOUTHERN RESOURCES, INC.
                          (A Development Stage Entity)
              Notes to Condensed Consolidated Financial Statements

NOTE 6 - EQUITY INTERESTS IN OIL AND GAS PROPERTIES

PHT Partners, L.P.
------------------

On June 26, 2002, the Company entered into a limited partnership agreement with PHT Gas, LLC and formed PHT Partners, L.P. ("PHT"). The Company is the sole limited partner with a 99% interest and PHT Gas, LLC is the general partner. On August 4, 2002, the limited partnership agreement was amended to allow an additional partner. This decreased the Company's interest to 94.77%. As of September 30, 2003, the Company contributed $1,679,607 to PHT. PHT has invested $883,000 in APICO, LLC, a limited liability company, in return for 883 units out of a total of 4,100 units outstanding.

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

The Company is not subject to capital calls in connection with its limited partnership interest in PHT. However, as explained below, PHT is subject to cash calls from its investment in APICO, LLC. If PHT does not meet its cash calls, then the Company's investment in PHT may become impaired. Pursuant to the APICO membership agreement, PHT and the other APICO members will be called upon from time to time for additional contributions so as to meet the reasonable capital requirements of APICO. If PHT or any other member fails to make required capital contributions or meet the required cash calls in the amounts and at the times specified in the membership agreement, then they would be in default. If the default is not cured within 45 days, then APICO has the right to repurchase the defaulting members' shares for 1% of their original purchase price. As of September 30, 2003, PHT funded its proportional share of additional capital calls totaling $592,350.

Louisiana Shelf Partners, L.P.
------------------------------

On December 31, 2002, the Company entered into a limited partnership agreement with LS Gas, LLC and formed Louisiana Shelf Partners, L.P. ("LSP") of which the Company is a limited partner with an approximate 25% interest and LS Gas, LLC is the general partner. The Company contributed $240,000 to LSP in 2002, $521,500 in the first quarter and $1,511,000 in the third quarter of 2003. As of September 30, 2003, LSP acquired various geological and geophysical data and interests in oil, gas and mineral leases located in Cameron Parish, Louisiana for an aggregate purchase price of $4,604,749. Pursuant to the partnership agreement, the Company and the other LSP members will be called upon from time to time for additional contributions so as to meet the reasonable capital requirements of LSP.

On August 1, 2003, LSP signed a drilling contract with Parker Drilling, utilizing a jack-up rig, to commence drilling on the exploration project located on Louisiana Sate Lease No. 17742, 17743, 17744 and 17666 in Cameron Parish offshore Louisiana. The initial test well on Lease No. 17743 and 17742 was determined to be a dry hole. As a result, all the drilling costs incurred on this well in the amount of $2,530,526 were written off during the third quarter of 2003.

                      CONTINENTAL SOUTHERN RESOURCES, INC.
                          (A Development Stage Entity)
              Notes to Condensed Consolidated Financial Statements

NOTE 6 - EQUITY INTERESTS IN OIL AND GAS PROPERTIES (Continued)

The following table summarized the Company's interests in oil and gas non-public limited partnerships accounted for under the equity method of accounting as of September 30, 2003.

                                                                                                Excess of
                                                                                              Carrying Value
                                                                        Carrying Value       Over Net Assets
                                                                       -----------------    -------------------
PHT Investment in APICO                                                   $   1,682,553          $     268,737
Louisiana Shelf Partners                                                      1,648,960                      -
                                                                       -----------------    -------------------
                                                                          $   3,331,513          $     268,737
                                                                       =================    ===================


The  following   table   summarizes   financial   information  for  the  limited
partnerships  accounted  for under the equity  method of accounting at September
30, 2003 and has been compiled from the financial  statements of the  respective entities:
                                                                                       September 30, 2003
                                                                                     --------------------------
                                                                                           (Unaudited)

 Total Assets                                                                        $            12,991,128
                                                                                     ==========================

 Total Liabilities                                                                   $                98,909
                                                                                     ==========================


                                                                                        Nine Months Ended
                                                                                       September 30, 2003
                                                                                     --------------------------
                                                                                           (Unaudited)
 Results of Operations:
 Revenue                                                                             $                    --

 Loss from operations                                                                $            (2,670,396)
 Net Loss                                                                            $            (2,670,396)

                      CONTINENTAL SOUTHERN RESOURCES, INC.
                          (A Development Stage Entity)
              Notes to Condensed Consolidated Financial Statements

NOTE 7 - MARKETABLE SECURITIES - RELATED PARTIES

In connection with the February 2002 acquisition of various working interests in the North Hell Hole Prospect, the Company purchased, for the sum of $2,000,000, a 10% secured convertible promissory note in the principal amount of $2,000,000 and a detached warrant to purchase 1,063,830 shares of common stock at an exercise price of US$1.88 from Touchstone Resources, Ltd. ("Touchstone"), a Canadian Exchange listed company and the parent company of Touchstone USA, Inc. The secured convertible promissory note, which matures August 22, 2004, has an initial conversion price of US$1.88 and is secured by the working interests in Hell Hole Bayou still owned by Touchstone. As indicated in Note 5, the working interest in Hell Hole Bayou has minimal value. The fair values of the note receivable and warrants on the date the note was issued, valued by using the Black-Scholes Model, were $787,234 and $1,212,766, respectively. Consequently, a discount in the amount of $1,212,766 was recorded in connection with this note. In addition, as described below, an impairment charge was recorded against this note. At September 30, 2003, this note is reflected in these financial statements at a carrying value of $251,400. The face value of this note is $2,000,000. The fair market value of the warrant was $24,468 as of September 30, 2003.

In June 2002 the Company purchased, for the sum of $1,600,000, an additional 10% convertible promissory note in the principal amount of $1,600,000 and a detached warrant to purchase 2,000,000 shares of common stock at an exercise price of US$1.00 until December 28, 2002 from Touchstone. The secured convertible promissory note, which matured December 28, 2002, had an initial conversion price of US$.80. The fair values of the note receivable and warrants on the date the note was issued, valued by using the Black-Scholes Model, were $1,220,000 and $380,000, respectively. Consequently, a discount in the amount of $380,000 was recorded in connection with this note. On March 20, 2003, the Company renegotiated the $1,600,000 promissory note receivable from Touchstone. The principal amount of the new note increased to $1,725,586, which included accrued interest of $125,586. The note earns interest at 10% per annum and is due
February 28, 2005. The note may be converted at any time into shares of Touchstone at one share for each $0.62 of principal amount. Interest due may also be satisfied by the issuance of shares of Touchstone valued as at the date of issuance. In addition, as described below, an impairment charge was recorded against this note. At September 30, 2003, this note is reflected in these financial statements at a carrying value of $314,280. The face value of this note is $1,725,586. The fair market value of the warrant was $111,328. The original expiration date to purchase 2,000,000 shares of stock in Touchstone was extended until February 28, 2005.

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

Under SFAS No. 114 "Accounting by Creditors for Impairment of a Loan," amended by SFAS No. 118, management has evaluated the collectibility of the loan from Touchstone and believes that Touchstone may not be able to fully repay the loans. Therefore, the Company has measured and recorded impairment charges of $1,234,320 and $550,601 against these loans and accrued interest as of September 30, 2003 and December 31, 2002, respectively. The loans had a significant discount, which reduced their carrying value. In connection with the impairment charge the Company has stopped amortizing the loan discount and accruing interest as of the fourth quarter of 2002. Consequently the carrying value of the $2,000,000 and the $1,600,000 face value loans at September 30, 2003 is $251,400 and $314,280, respectively, which is based on the fair market value of the underlying loan collateral.

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

In April 2003, the Company sold 23,000 shares of BPK Resources, Inc. The Company incurred a loss of $4,589 in regards to the transaction.

As of September 30, 2003, the Company owned 864,500 shares of BPK common stock with a fair market value of $207,480. The Company and BPK have one common director who is also president of BPK.

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

Available-for-sale securities consist of the following at September 30, 2003:

                                                  Current
                              -------------------------------------------------
                                                   Gross
                                                 Unrealized
                                 Cost               Loss             Fair Value
                              ----------         ----------          ----------
Stock                         $  560,000         $ (128,000)         $  432,000
Stock - related party            692,521           (478,841)            213,680
                              ----------         ----------          ----------
Total Current                 $1,252,521         $ (606,841)         $  645,680
                              ==========         ==========          ==========


                                                                                 Long Term
                                                 ---------------------------------------------------------------------------
                                                                          Gross              Allowance
                                                    Amortized          Unrealized              For
                                                      Cost                Loss              Impairment         Fair Value
                                                 ----------------    ----------------    ----------------    ---------------
Convertible debt      Due      02/28/2005        $      1,416,134    $             --    $     (1,101,854)   $       314,280

Convertible debt      Due      08/22/2004                 934,467                  --            (683,067)           251,400

Warrants              Expires  02/28/2005                 380,000            (268,672)                 --            111,328

Warrants              Expires  08/22/2004               1,212,766          (1,188,298)                 --             24,468
                                                 ----------------    ----------------    ----------------    ---------------
Total Non-Current - Related Party                $      3,943,367    $     (1,456,970)   $     (1,784,921)   $       701,476
                                                 ================    ================    ================    ===============

                      CONTINENTAL SOUTHERN RESOURCES, INC.
                          (A Development Stage Entity)
              Notes to Condensed Consolidated Financial Statements

NOTE 8 - NOTES PAYABLE

Related Party
-------------

In 2003, the Company borrowed a total of $256,000 from SPH Investments, Inc. and issued various 10% demand notes. On August 5, 2003, the Company paid the remaining $80,000 of principal along with $9,800 in accrued interest.

In January 2003, the Company borrowed $100,000 from SPH Investments, Inc. Profit Sharing Plan and issued a 10% demand note. This note with accrued interest of $3,956 was repaid in June 2003.

Other
-----

In April 2002 the Company entered into a loan agreement to borrow $1,500,000 from Gemini Growth Fund, LP ("Gemini"), a Delaware limited partnership. Gemini subsequently changed their name to Trident Growth Fund, L.P. ("Trident"). The note is a 12% secured convertible promissory note. The note is secured by substantially all of the assets of the Company. The note was to originally mature on October 21, 2003 but was extended as noted below, however the Company has the option to redeem the note at 100% of par at any time up to the maturity date. Trident has the option to convert the principal amount of the note into common stock of the Company. As additional incentive to make the $1,500,000 loan, Trident was issued a warrant to purchase 150,000 shares of the Company's common stock. The warrants expire on the earlier of April 30, 2012 or the date all of the convertible notes are converted to common stock. The initial conversion price of the note and warrant is the lesser of $2.00 or 60% of the closing bid price of the Company's common stock for the first trading session subsequent to the effective date of a reverse split of the Company's common stock which took place on May 31, 2002. However, the conversion price was reduced to $1.60 as a result of a subsequent private offering and is subject to other adjustments according to the provisions of the note. The Company paid loan commitment and origination fees of 1% and 4%, respectively, which were recorded as loan costs of which $45,000 was amortized to interest expense in 2002. On July 29, 2003, the loan was amended to extend the maturity date to July 31, 2004 and increase the principal amount to $2,100,000. As consideration for Trident's increasing of the original loan to $2,100,000, the Company granted Trident warrants to purchase 150,000 shares of the common stock at an exercise price of $1.60 per share. The warrants are exercisable immediately and will expire on July 23, 2008.

Interest is payable in cash unless Trident elects to have the interest paid in common stock of the Company.

Repayment of the principal amount of the note has been guaranteed by a subsidiary of the Company. As described in the loan agreement, the Company is required to comply with various financial covenants. Any failure to comply with such covenants may be deemed a default on the loan by Trident. The Company did not meet three of the financial loan covenants as of December 31, 2002; however, Trident waived the specific covenants for six months. In consideration for this waiver, the Company granted Trident warrants to purchase 25,000 shares of common stock at an exercise price of $1.60 per share. The warrants are exercisable immediately and will expire on April 30, 2012. As of June 30, 2003, the Company failed to meet the loan covenants again and Trident waived the covenant for another six months until December 2003. As consideration for Trident's second waiver of the loan covenants and extension of the maturity date of the original $1,500,000 note, on July 29, 2003 the Company granted Trident warrants to purchase 100,000 shares of common stock at an initial exercise price of $1.60 per share. The warrants are exercisable immediately and will expire on April 30, 2012.

                      CONTINENTAL SOUTHERN RESOURCES, INC.
                          (A Development Stage Entity)
              Notes to Condensed Consolidated Financial Statements

NOTE 8 - NOTES PAYABLE (Continued)

Under Emerging Issues Task Force ("EITF") 00-27, "Application of Issue No. 98-5 to Certain Convertible Instruments," the Company has allocated the proceeds from issuance of the convertible Gemini promissory note and warrants based on a fair value basis for each item. Consequently, the convertible Gemini promissory note was recorded with discounts of $632,451 based on the ascribed value of the warrants as determined by using the Black-Scholes Model. Under EITF 00-27 the note discounts for the warrant will be amortized over the period from the date of issuance to the maturity date of the note. Beneficial conversion discounts of $1,467,549 were recorded since the Gemini promissory note was convertible into common shares of stock at a rate of $1.60 per share while the prevailing common stock share price was $3.10 and $2.10 on April 5, 2003 and July 29, 2003, respectively, when the original $1,500,000 and additional $600,000 note was made. These discounts are being amortized over the term of the loan. As of September 30, 2003, the Company has amortized a total of $1,445,988 of the discount.

Under the terms of the loan agreement, the Company was required to register all shares of its common stock issuable upon conversion of the note or exercise of the warrants by October 2002. The Company would have been subject to a monthly penalty of either 25,000 shares of its common stock or $10,000, at the option of the lender. However, the Company was granted a waiver until June 30, 2004 regarding the requirement.

On October 18, 2002 and October 30, 2002, the Company issued two unsecured 12% convertible promissory notes to a lender in the amount of $750,000 and $800,000, respectively. Both notes were to mature on October 15, 2003 but were subsequently extended as noted below. In the event of default, the notes bear interest at 15% per annum. The lender has the option to convert the principal amount of the note into common stock of the Company at a conversion price of $3.25. The lender was issued a warrant to purchase a total of 232,500 shares of the Company's common stock at an exercise price of $5.00 per share as an additional incentive to make the loans. The warrants expire on October 15, 2005. Interest is payable in cash or common stock of the Company. On October 17, 2003, the loan was amended to extend the maturity date to June 30, 2004 and reduce the conversion price from $3.25 to $2.50. As consideration for the lender's extension of the note, the Company granted the lender warrants to purchase 50,000 shares of the common stock at an exercise price of $5.00 per share. The warrants are exercisable immediately and will expire on October 17, 2006.

Under EITF 00-27, the Company has allocated the proceeds from issuance of the convertible promissory notes and warrants based on a fair value basis for each item. Consequently, the convertible promissory notes were recorded with a discount of $341,349 and $378,406, respectively, based on the ascribed value of the warrants as determined by using the Black-Scholes Model. Under EITF 00-27 the note discount for the warrant will be amortized over the period from the date of issuance to the original maturity date of the note. An additional beneficial conversion discount of $408,651 and $421,594 was recorded for the $750,000 and $800,000 promissory notes, respectively, since the notes were convertible into common shares of stock at a rate of $3.25 per share while the prevailing common stock share price was $4.90 and $5.05, respectively. This discount will also be amortized over the term of the loan. As of September 30, 2003, the Company had amortized a total discount of $701,539 and $746,671, respectively, for the $750,000 and $800,000 notes.

On February 19, 2003, Knox Miss Partners, L.P. borrowed $1,200,000 from Gibralt US, Inc. and issued a promissory note bearing interest at 12%. The note was payable the earlier of June 30, 2003 or upon closing of $2,000,000 of equity financing by the Company. The lender also received 75,000 shares of common stock in the Company for making the loan. The loan was guaranteed by the Company and FEQ Investments. This note was paid in July 2003.

On April 24, 2003, PHT Partners, L.P. borrowed $190,000 from Louisiana Shelf Partners, L.P. and issued a 10% demand note. The note was paid in May 2003.

                      CONTINENTAL SOUTHERN RESOURCES, INC.
                          (A Development Stage Entity)
              Notes to Condensed Consolidated Financial Statements

NOTE 8 - NOTES PAYABLE (Continued)

During June 2003, PHT Partners, L.P. borrowed $143,900 from Louisiana X Investors, LLC and issued a 10% demand note. This note was paid in July 2003.

On July 2, 2003, BWP borrowed $370,000 from Louisiana X Investors, LLC and issued a 10% demand note. The note was paid in July 2003.

On July 3, 2003, Knox Miss issued a promissory note for $200,000 to Louisiana X Investors, LLC. The note was paid in July 2003.


NOTE  9  -  LIMITED   PARTNERSHIP   INTEREST   TRANSFERRED   UNDER   CONTRACTUAL
ARRANGEMENTS/DEFERRED EQUITY OPTION

The Company entered into a security purchase agreement on August 27, 2003 with RAM Trading, Ltd. ("RAM"), whereby RAM purchased 150,000 shares of the Company's common stock and 7 of the Company's 25.25 limited partnership units in Louisiana Shelf Partners, L.P. The total purchase price was $1,000,000 of which $304,500 was allocated to the sale of the common stock. The remaining $695,500 of the purchase price was treated as a deferred equity option. The agreement provided the Company a call option to purchase the limited partnership interest back from RAM and RAM a put option to sell the interest back to the Company. In accordance with Staff Accounting Bulletin ("SAB") Topic 5E: Accounting for Divestiture of a Subsidiary or Other Business Operation, SAB 101: Revenue Recognition and Financial Accounting Standard ("FAS") No. 48: Revenue Recognition When Right of Return Exists, the sale of the interest was not recognized for accounting purposes. The carrying value of the limited partnership was not affected by the transaction nor was a gain or loss was reported from the sale of the limited partnership interest. The cost basis of this interest has been reclassified to a separate line in the balance sheet labeled "Limited Partnership Interest Transferred Under Contractual Arrangement". The Company paid $60,000 investment banking fee related to this transaction. The Company exercised its call option to buy back the limited partnership interest from RAM on October 20, 2003 and issued 650,000 shares of the Company's common stock in full payment of the option. The exercise of the call option will result in an increase in the Company's equity of $695,500 and a corresponding decrease in the deferred equity option.


NOTE 10 - LOSS PER SHARE

Loss per common share is calculated in accordance with SFAS No. 128, Earnings Per Share. Basic loss per common share is computed by dividing net loss attributable to common stockholders by the weighted average number of common shares outstanding. Diluted loss per share is computed similarly to basic loss per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if potentially dilutive common shares had been issued and if the additional common shares were dilutive. Shares associated with stock options, warrants and convertible debt are not included because their inclusion would be antidilutive (i.e., reduce the net loss per share). At September 30, 2003 and December 31, 2002, the Company had potentially dilutive shares of 7,909,423 and 2,696,923, respectively.

                      CONTINENTAL SOUTHERN RESOURCES, INC.
                          (A Development Stage Entity)
              Notes to Condensed Consolidated Financial Statements

NOTE 11 - STOCKHOLDERS' EQUITY

On May 20, 2003, the Company issued to the former Class B member of BWP and its designee (consisting of creditors and consultants of BWP) 3,300,000 shares of common stock and 1,650,000 warrants at an exercise price of $2.00 per share expiring in three years as consideration for its purchase of the 100% of the Class B Membership in BWP.

On May 22, 2003, the Company authorized and designated 1,500,000 shares of Preferred Stock, as Series C Convertible Preferred Stock with a par value $.001 per share.

Between May and July 2003, the Company sold 477,500 shares of Series C Convertible Preferred Stock in a private placement for $10.00 per share. The Company is required to register the resale of all shares of the common stock upon conversion of the Series C Preferred Stock, within 90 days of the date of termination of the offering. The Company recorded $307,200 in offering costs related to this offering.

On August 4, 2003, the Company issued 100,000 shares of common stock and granted options to purchase 200,000 shares of common stock to a newly appointed director as director compensation. The options vest immediately at an exercise price of $3.00 per share and will expire on August 3, 2008.

On August 27, 2003, the Company entered into a securities purchase agreement with Ram Trading, Ltd., whereby RAM agreed to purchase 7 out of the Company's
25.25 units of limited partnership interest in Louisiana Shelf Partners, L.P. and purchased 150,000 shares of the Company's common stock. The total purchase price was $1,000,000, of which $304,500 was allocated to the sale of common stock (see Note 9). The Company paid related offering cost of $60,000.

In August 2003, the Company was obligated to issue 3,594 shares of common stock to a legal counsel for compensation of services rendered in the third quarter in the total amount of $7,800.

Series C Convertible Preferred Stock
------------------------------------

The Series C Preferred Stock is to pay dividends of 6% of original issue price ($10.00) per share per annum, which are cumulative prior to any dividends on the common stock and on parity with the payment of any dividend or other distribution on the Series A Preferred Stock, Series B Preferred Stock, and any other series of preferred stock that has similar characteristics. The holders of each share of Series C Convertible Preferred Stock are entitled to be paid out of available funds prior to any distributions to holders of common stock in the amount of $10.00 per outstanding share plus all accrued dividends. The holders of each share of Series C Preferred Stock may convert their shares to common stock at an initial conversion price of $2.00. This conversion price may be adjusted and reset if common stock is sold for less than the conversion price in effect at the time of the sale in addition to other criteria as set forth in the Certificate of Designation of Series C Preferred Stock "(Certificate of Designation"). If these reset provisions are triggered then additional preferred stock dividends related to the beneficial conversion feature will be recorded.

                      CONTINENTAL SOUTHERN RESOURCES, INC.
                          (A Development Stage Entity)
              Notes to Condensed Consolidated Financial Statements

NOTE 11 - STOCKHOLDERS' EQUITY (Continued)

The Company may redeem all or a portion of the outstanding shares of Series C Convertible Preferred Stock at a cost of the liquidation preference and all accrued and unpaid dividends. The redemption may occur at any time at the Company's sole discretion upon thirty days' written notice to the holders of the Series C Convertible Preferred Stock provided that (i) the average of the closing bid prices of the Corporation's Common Stock during the twenty trading days preceding the date of the "Redemption notice" as reported on the primary market or exchange on which the Corporation's Common Stock is then trading equals or exceeds $6.00 per share, and (ii) the shares of Common Stock issuable upon conversion of the Series C Convertible Preferred Stock are subject to an effective registration statement permitting the public resale of such shares under the Securities Act of 1933, as amended (the "Act"). In the event that the Corporation redeems less than all of the outstanding Series C Convertible Preferred Stock, it shall redeem such shares pro rata among all the holders of the Series C Convertible Preferred Stock.

The preferred dividends accrued at September 30, 2003 amounted to $1,486,463 in total, of which $436,342, $956,121, and $94,000 pertained to Series A, B and C, respectively.

Since the Company's common stock price exceeded the initial conversion price of the Series C Preferred Stock there was a beneficial conversion feature recorded as a preferred stock dividend in the amount of $2,763,250 as of September 30, 2003.

Stock Warrants
--------------

The Company had the following outstanding warrants to purchase its common stock at September 30, 2003:

                        Expiration Date      Exercise Price        Shares
                        ----------------     ---------------    --------------
      Warrants          2/20/2005                $   2.25             300,000
                        8/7/2005                 $   2.25             100,000
                        10/18/2005               $   5.00             112,500
                        10/30/2005               $   5.00             120,000
                        5/20/2006                $   2.00           1,650,000
                        7/23/2008                $   1.60             150,000
                        4/30/2012                $   1.60             275,000
                                             ---------------    --------------
                                                                    2,707,500
                                                                ==============

These warrants were issued in connection with the acquisition of Hell Hole, Potato Hills, and Waha/Lockridge interests and with the issuance and extension of convertible promissory notes.

Stock Options
-------------

In May 2003, the Company granted 250,000 options to Sunrise Financial Group, Inc. ("Sunrise") as compensation for the consulting service Sunrise will provide for a minimum of five months, of which 100,000 vested immediately and 150,000 vest in six months. The option is exercisable at $3.00 per share and expires in three years. The option was valued at $516,400, as of September 30, 2003, of which $413,120 was expensed and the balance of $103,280 was included under deferred compensation.

                      CONTINENTAL SOUTHERN RESOURCES, INC.
                          (A Development Stage Entity)
              Notes to Condensed Consolidated Financial Statements

NOTE 11 - STOCKHOLDERS' EQUITY (Continued)

In July 2003, the Company issued options to purchase 25,000 shares of the Company's common stock for $3.00 per share to designees of Stern & Co., Inc. in connection with their assistance in obtaining D&O insurance. The options are exercised immediately and expire in three years.

On August 4, 2003, the Company issued 100,000 shares of common stock and granted options to purchase 200,000 shares of common stock to a newly appointed director. The options vest immediately at an exercise price of $3.00 per share and expire in five years.

On August 8, 2003, the Company modified the terms of the 500,000 options granted to its directors in 2002 by reducing the option exercise price from $5.00 to $2.30 per share and extending the option expiration date from November 4, 2004 to August 4, 2008.

The Company accounts for the options granted to the directors under the recognition and measurement principles of Accounting Principal Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations. The net loss does not include any stock-based director compensation cost, as all the options granted had an exercise price higher than the market value of the stock on the date of grant. However, the modification of options has triggered variable accounting under APB 25 and FASB interpretation No. 44. The Company will be required to record compensation expense if the modified option price is lower than the market price of the stock at the end of a reporting period until the options expire. Since the modified option exercise price for the 500,000 options was higher than the market price of the stock on option modification date, no compensation expense was recorded under APB 25. The Company applies SFAS 123, as amended by SFAS 148, for the disclosure requirements for options granted to the directors. Under SFAS 123, the modification of the terms for the 500,000 option requires the Company to disclose additional compensation expense, which equals the difference of the modified option valued on the option modification date and the value of the original option on the option modification date.

Had compensation expense for the nine months ended September 30, 2003 and 2002 been determined under the fair value provisions of SFAS No. 123, as amended by SFAS 148, the Company's net loss and net loss per share would have been the following:

                                                                                         September 30,
                                                                             ---------------------------------------
                                                                                   2003                 2002
                                                                             -----------------    ------------------
       Net income, as reported                                                 $(21,466,778)        $  (2,359,431)
       Add:  Stock-based employee compensation expense included
            in reported net income determined under APB No. 25,
            net of related tax effects                                                   --                    --
       Deduct:  Total stock-based employee compensation expense
           determined under fair-value-based method for all awards,
           net of related tax effects                                              (826,461)                   --
                                                                             -----------------    ------------------

       Pro forma net income                                                    $(22,293,239)        $  (2,359,431)
                                                                             -----------------    ------------------

       Earnings per share:
            Basic - as reported                                                  $    (0.62)          $     (0.15)
            Basic - pro forma                                                    $    (0.65)          $     (0.15)

                      CONTINENTAL SOUTHERN RESOURCES, INC.
                          (A Development Stage Entity)
              Notes to Condensed Consolidated Financial Statements

NOTE 12 - RELATED PARTY TRANSACTIONS - NOT DESCRIBED ELSEWHERE / CONCENTRATIONS

During March 2003, the Company paid investment-banking fees of $60,000 to FEQ. The investment banking fees related to the certain debt placements for the benefit of Knox Miss Partners, L.P.

On January 7, 2003, LSP loaned FEQ (the former managing member of PHT Gas, LLC and CSR, LLC) $1,220,000 and received a 10% promissory note. As of September 30, 2003, principal in the amount of $270,000 remained outstanding along with $56,866 in accrued interest.

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

During July and August, FEQ paid $305,000 of its outstanding subscription agreement. As of September 30, 2003, $175,000 remained outstanding along with $15,799 in accrued interest.

During August 2003, the Company paid legal fees of $20,800 to Joseph Fioravanti. The legal fees related to various professional services rendered to the Company. Mr. Fioravanti is a current member of the Company's board of directors.

NOTE 13 - LIQUIDITY AND CAPITAL RESOURCES

The accompanying financial statements have been prepared in accordance with U.S. GAAP, which contemplates continuation of the Company as a going concern. The Company is in the development stage and has significant debt obligations to repay in future years and its current liabilities exceed its current assets. Additionally, the Company will need significant funds to meet its cash calls on its various interests in oil and gas prospects to explore, produce, develop, and eventually sell the underlying natural gas and oil products under its interests and to acquire additional properties. The Company believes that collections of its current subscription and notes receivable, sale of marketable securities and additional private placement offerings will provide sufficient funds to fund its operations through September 2004. In the event that the Company locates additional prospects for acquisitions, experiences cost overruns at its prospects, or fails to generate projected revenues, the Company will be required to raise funds through additional offerings of its securities in order to have the funds necessary to complete these acquisitions and continue its operations.

                      CONTINENTAL SOUTHERN RESOURCES, INC.
                          (A Development Stage Entity)
              Notes to Condensed Consolidated Financial Statements


NOTE 13 - LIQUIDITY AND CAPITAL RESOURCES (Continued)

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


NOTE 14 - COMPREHENSIVE LOSS

Excluding net loss, the Company's source of comprehensive loss is from the net unrealized loss on its marketable debt securities, which are classified as available-for-sale. The following summarizes the components of comprehensive loss:

                                                                          Nine Months Ended
                                                                            September 30,
                                                             --------------------------------------------
                                                                    2003                    2002
                                                             --------------------    --------------------
     Net loss                                                    $ (17,501,363)          $  (2,247,392)
     Unrealized loss                                                (1,105,186)               (245,573)
     Reclassification adjustment for loss realized
      in net loss above                                                 41,125                      --
                                                             --------------------    --------------------

     Unrealized loss, net                                           (1,064,061)               (245,573)
                                                             --------------------    --------------------

     Comprehensive loss                                          $ (18,565,424)          $  (2,492,965)
                                                             ====================    ====================


NOTE 15 - COMMITMENTS AND CONTINGENCIES

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

NOTE 15 - COMMITMENTS AND CONTINGENCIES (Continued)

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

Legal Proceeding
----------------

On or about May 3, 2003, our subsidiary, Knox Miss. Partners, L.P. ("Knox Miss") filed a complaint in the District Court Of Harris County, Texas, 234th Judicial District against Clayton Williams Energy, Inc. (the "Defendant") as a result of Defendant's breach of that certain Exploration and Development Agreement dated on or about May 23, 2002 (the "Agreement"). Under the Agreement, Knox Miss has the right to participate for a 50% share of certain leases acquired by Defendant during the term of the Agreement. Although Knox Miss had elected to participate in the acquisition of certain additional leases and paid in excess of $1.7 million to Defendant between July and December 2002 in payment of its share of the acquisition costs, in April 2003, Defendant notified Knox Miss that it would not permit Knox Miss to participate, alleging that the foregoing payments were not received within the time frame set forth in the Agreement. Knox Miss seeks a declaratory judgment establishing its right under the Agreement to participate in the acquisition of the leases at issue and damages arising from Defendant's breach of the Agreement together with attorney's fees, interest and court costs. Defendant has denied all allegations.

On October 31, 2003, Defendant filed a counterclaim against Knox Miss and a third party petition against PHT Gas, LLC ("PHT") alleging that Knox Miss breached the Agreement by assigning an overriding royalty interest to PHT in the area of mutual interest subject to the Agreement to PHT. Defendant seeks a declaratory judgment establishing its rights under the Agreement and an order of specific performance compelling Knox Miss to convey the royalty interest to Defendant together with attorney's fees. Knox Miss has not answered the counterclaim and the parties are in settlement discussions with respect to both claims.

                      CONTINENTAL SOUTHERN RESOURCES, INC.
                          (A Development Stage Entity)
              Notes to Condensed Consolidated Financial Statements

NOTE 15 - COMMITMENTS AND CONTINGENCIES (Continued)

As of September 30, 2003, Lancer Offshore, Inc., Michael Lauer and Lancer Partners, L.P. are the record and beneficial owners of 18,990,626 shares of the Company's common stock, representing 52% of the Company's outstanding shares, and 123,213 shares of the Company's Series B Preferred Stock, representing approximately 86% of the outstanding shares of that class. On or about July 8, 2003 the United States Securities and Exchange Commission filed an emergency civil injunctive action against Lancer Management Group, LLC, Michael Lauer and Lancer Management II, LLC, in the United States District Court for the Southern District of Florida seeking a temporary restraining order, the freezing of assets, disgorgement, civil penalties and other relief based on alleged violations of the federal securities laws. On July 17, 2003, the District Court issued an order granting a preliminary injunction to restrain Lancer Management Group, LLC, Michael Lauer, and Lancer Management II, LLC from violating the anti-fraud provisions of the federal securities laws, freezing the assets of Lancer Offshore, Inc., Michael Lauer and other entities affiliated with Michael Lauer, and appointing a receiver to take control of and marshal and safeguard such assets.


NOTE 16 - SUBSEQUENT EVENTS

During October 2003, the Company received $5,000 and issued a 10% promissory note to 1025 Investments, Inc. The note was subsequently paid.

During October 2003, Knox Miss received $10,000 and issued a 10% promissory note to Louisiana X Investors, Inc.

During October 2003, LSP received loaned $110,000 and received a 10% promissory note from FEQ. FEQ subsequently paid $20,000 on this note.

On October 28, 2003, the Company entered into a security purchase agreement with RAM Trading, Ltd., whereby RAM agreed to purchase 150,000 shares of the Company's common stock and 10 of the Company's 99 limited partnership units in Knox Miss Partners, L.P. The total purchase price was $1,200,000. The agreement provided the Company a call option to purchase the limited partnership interest back from RAM and RAM a put option to sell the interest back to the Company.

On October 20, 2003, the Company exercised its call option to purchase the seven units of LSP from RAM in exchange for 650,000 shares of the Company's common stock (see Note 9).

During October 2003, the Company invested an additional $20,000 in Knox Miss.

During October 2003, the Company invested an additional $42,000 in PHT.

During October 2003, Knox Miss received $10,000 and issued a 10% promissory note to Louisiana X Investors, Inc. The note was subsequently paid.

During October 2003, Knox Miss received $10,000 and issued a 10% promissory note to LSP. The note was subsequently paid.

During October 2003, LSP loaned $110,000 and received a 10% promissory note from FEQ. FEQ subsequently paid $55,000 on this note.

During October 2003, PHT invested an additional $57,512 in APICO, LLC.

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

Business Strategy
-----------------

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

RESULTS OF OPERATIONS

         Three and Nine Months Ended September 30, 2003 As Compared To Three and Nine Months Ended September 30, 2002.

Revenues
--------

         We did not generate any revenue during the three and nine months ended September 30, 2003. We generated $16,142 of revenue during the corresponding periods in 2002 consisting of oil and gas sales.

Operating Expenses and Unproved Property Impairment Expenses
------------------------------------------------------------

         Operating expenses were $0 and $802,405 during the three and nine month periods ended September 30, 2003, respectively, as compared to $12,910 during the corresponding periods. The operating expenses consisted primarily of expenses incurred by Knox Miss., L.P. in connection with exploration activities in the Black Warrior Basin, Mississippi pursuant to an exploration agreement with Clayton Williams Energy, Inc.

         Unproved property impairment expenses were $5,217,597 and $11,331,456 during the three and nine month periods ended September 30, 2003, respectively. The unproved property impairment expenses resulted from impairment of our interests in all State Leases in our North Hell Hole Bayou Prospect after it was determined that State Lease 16141 No. 2 well in the prospect was a dry hole and we decided not to pursue any additional exploration in the prospect. This amount consisted of all of the acquisition costs of the prospect and all drilling costs incurred. We did not incur any unproved property impairment expenses during the corresponding periods in 2002.

General And Administrative Expenses; Bad Debt Expenses
------------------------------------------------------

         General and administrative expenses increased $703,214 to $981,150 during the three months ended September 30, 2003 as compared to $277,936 for the corresponding period in 2002. These expenses consisted primarily of professional fees, officer compensation and consulting fees. General and administrative expenses increased $996,944 to $1,956,570 during the nine months ended September 30, 2003 as compared to $959,626 for the corresponding period in 2002. These expenses consisted primarily of professional fees, officer compensation and consulting fees. The increases during both periods were principally attributed to professional fees.

         Bad debt expenses were $334,320 and $1,234,320 during the three and nine month periods ended September 30, 2003, respectively, and consisted of impairment charges related to our loans to Touchstone Resources, Ltd. We did not incur any bad debt expense during the corresponding periods in 2002.

Other (Income) Expense
----------------------

         Other expense increased $1,309,075 to $1,572,007 during the three months ended September 30, 2003 as compared to $262,932 during the corresponding period in 2002. The expense consisted of interest expense of $1,007,961 incurred primarily on our outstanding promissory notes and a $613,974 loss in connection with our investments in APICO, LLC and Louisiana Shelf Partners, L.P. These amounts were offset by interest income of $49,928 earned on outstanding notes and subscription receivables. The increase in other expenses resulted primarily from a decrease in interest income resulting from the impairment on our investment in Touchstone Resources Ltd. and an increase in interest expense resulting from advances under the loan from Trident Growth Fund L.P. and incurring additional indebtedness.

         Other expense increased $913,035 to $2,205,012 during the nine months ended September 30, 2003 as compared to $1,291,977 during the corresponding period in 2002. The expense consisted of interest expense of $2,942,974 incurred primarily on our outstanding promissory notes, a $666,828 loss in connection with our investments in APICO, LLC and Louisiana Shelf Partners, L.P. and a $29,043 loss in connection with the sale of common shares of BPK Resources, Inc. These amounts were offset by a $1,235,248 gain in connection with the sale of our partnership interest in CSR-Waha Partners, L.P. and interest income of $198,585 earned on outstanding notes and subscription receivables. The increase in other expenses resulted primarily from an increase of interest expense of $1,260,574 resulting from advances under the loan from Trident Growth Fund L.P., incurring additional indebtedness and the investment losses described above.

LIQUIDITY AND CAPITAL RESOURCES

         Net cash used in operating activities during the nine months ended September 30, 2003 was $3,291,495 as compared to $331,438 during the nine months ended September 30, 2002. The primary use of cash during both periods was for professional fees and to fund our net loss.

         Net cash used in investing activities for the nine months ended September 30, 2003 was $6,137,372 as compared to $23,234,759 during the nine months ended September 30, 2002 and consisted primarily of the purchase of $2,596,401 of oil and gas interests and drilling costs, investment in limited partnership interests and additional capital contributions of $2,720,357 in Louisiana Shelf Partners, L.P., Knox Miss Partners, L.P. and APICO, LLC and $2,350,000 to acquire limited partnership interests in BWP Gas, LLC. These amounts were offset by $146,821 realized from the sale of our limited partnership interest in CSR-Waha Partners, L.P., $107,493 realized from the sale of common shares of BPK Resources, Inc. and repayment of $1,468,500 of notes receivable.

         Net cash provided by financing activities during the nine months ended September 30, 2003 was $9,187,299 compared to $23,571,500 for the corresponding period in 2002 and consisted primarily of proceeds from borrowings of $2,530,250, proceeds from sales of shares of our Series C Convertible Preferred Stock of $4,712,299 and collection of subscription receivables of $3,354,340. These amounts were offset by repayment of $2,105,090 of loans.

         Our working capital decreased $3,639,201 during the nine months ended September 30, 2003 to a deficit of $4,853,781 as compared to a deficit of $1,214,580 at December 31, 2002. This decrease is primarily due to an increase in accounts payable for oil and gas interests of $771,718 and an increase in outstanding convertible debentures and notes payable of $2,164,608 which were partially offset by the note receivable from BPK Resources, Inc. in connection with the sale of our limited partnership interesting CSR-Waha Partners, L.P.

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

         In October 2002, we obtained $1,550,000 of funding through the issuance of 12% unsecured convertible promissory notes and warrants to purchase 232,500 shares of common stock at $5.00 per share. The notes were initially due in October, 2003 and accrue interest from the date of issuance. Interest is payable upon the earlier of conversion or maturity. The notes may be prepaid in whole or in part and are convertible into shares of our common stock at the option of the holder at a conversion price of $3.25 per share. In October 2003, we extended the maturity dates of the notes until June 30, 2004 and reduced the conversion price to $2.50 per share. In consideration for the extension, we issued warrants to the lender to purchase 50,000 shares of common stock at an exercise price of $5.00 per share

         On January 15, 2003, we sold our limited partnership interest in CSR Waha Partners, L.P., for $2,000,000 of which $1,650,000 is payable in cash. Of this amount, we received $150,000 at closing and $1,500,000 through the receipt of a promissory note that is due June 30, 2004. As of the date of this Report, $830,000 principal amount of the Note has been repaid.

         Between May 22, 2003 and July 2003, we raised gross proceeds of $4,775,000 through the issuance of 477,500 shares of our Series C Convertible Preferred Stock ("Series C Shares") at an original issue price of $10.00 per share. The Series C Shares are convertible into shares of our common stock at a conversion price of $2.00 per share of common stock, subject to adjustment, at anytime at the option of the holder.

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

         Assuming collection of subscriptions and notes receivable and sale of marketable securities, we estimate that we will need approximately $2 million of additional financing to fund expenditures related to the development of our current leasehold interests and for general and administrative expenses during the next twelve months. Specifically, we expect additional capital calls during the next twelve months of approximately $500,000 from Louisiana Shelf Partners, L.P. and approximately $200,000 from PHT Partners, L.P. In addition to the foregoing, $1.55 million principal amount of notes and $2.1 million aggregate principal amount of notes payable to Trident are due and payable June 30, 2004 and July 31, 2004, respectively.

         We will be required to raise additional funds through offerings of our securities in order to have the funds necessary to develop these prospects, repay our outstanding indebtedness and continue our operations. In the event that we locate additional prospects for acquisition, receive authorizations for expenditures from the operators at our prospects in excess of budgeted amounts, or experience cost overruns at our prospects, we will be required to raise additional funds through offerings of our securities in order to have the funds necessary to complete these acquisitions and continue our operations. If we are unable to obtain additional funds when they are required or if the funds cannot be obtained on terms favorable to us, then we may be required to delay, scale back or eliminate some or all of our well development programs or even be required to relinquish our interest in certain properties. If one or more of the other owners of leasehold interests in our prospects fail to pay their equitable portion of development or operation costs, then we may need to pay additional funds to protect our ownership interests in our leasehold interests.


ITEM 3.  Controls and Procedures

         An evaluation of the effectiveness of our "disclosure controls and procedures" (as such term is defined in Rules 13a-15(e) or 15d-15(e) of the Securities Exchange Act of 1934, as amended (the "Exchange Act")) was carried out by us under the supervision and with the participation of our President ("President") and Treasurer ("Treasurer"). Based upon that evaluation, our President and Treasurer concluded that, as of the end of the period covered by this quarterly report, our disclosure controls and procedures were effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms. There has been no change in our internal control over financial reporting identified in connection with that evaluation that occurred during the period covered by this report that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.



                           PART II. OTHER INFORMATION

ITEM 1.  Legal Proceeding

         On or about May 3, 2003, our subsidiary, Knox Miss. Partners, L.P. ("Knox Miss") filed a complaint in the District Court Of Harris County, Texas, 234th Judicial District against Clayton Williams Energy, Inc. (the "Defendant") as a result of Defendant's breach of that certain Exploration and Development Agreement dated on or about May 23, 2002 (the "Agreement"). Under the Agreement, Knox Miss has the right to participate for a 50% share of certain leases acquired by Defendant during the term of the Agreement. Although Knox Miss had elected to participate in the acquisition of certain additional leases and paid in excess of $1.7 million to Defendant between July and December 2002 in payment of its share of the acquisition costs, in April 2003, Defendant notified Knox Miss that it would not permit Knox Miss to participate, alleging that the foregoing payments were not received within the time frame set forth in the Agreement. Knox Miss seeks a declaratory judgment establishing its right under the Agreement to participate in the acquisition of the leases at issue and damages arising from Defendant's breach of the Agreement together with attorney's fees, interest and court costs. Defendant has denied all allegations.

         On October 31, 2003, Defendant filed a counterclaim against Knox Miss and a third party petition against PHT Gas, LLC ("PHT") alleging that Knox Miss breached the Agreement by assigning an overriding royalty interest to PHT in the area of mutual interest subject to the Agreement to PHT. Defendant seeks a declaratory judgment establishing its rights under the Agreement and an order of specific performance compelling Knox Miss to convey the royalty interest to Defendant together with attorney's fees. The parties are currently in settlement discussions with respect to both claims.

ITEM 2.  Changes In Securities And Use Of Proceeds

Recent Sales of Unregistered Securities

         1. On or about August 27, 2003, we sold 150,000 shares of common stock and 7 units of limited partnership interests (the "LSP Interest") in Louisiana Shelf Partners, L.P. to RAM Trading, Ltd. for aggregate consideration of $1,000,000. On or about October 20, 2003, we issued an additional 650,000 shares of common stock to RAM Trading, Ltd. upon exercise of our option to repurchase the LSP Interest. The shares were issued to one accredited investor in a private placement transaction exempt from the registration requirements of the Securities Act of 1933, as amended, pursuant to Section 4(2) thereunder without payment of underwriting discounts or commissions to any person.

         2. On or about October 28, 2003, we sold 150,000 shares of common stock and 10 units of limited partnership interests in Knox Miss. Partners, L.P. to RAM Trading, Ltd. for aggregate consideration of $1,200,000. The shares were issued to one accredited investor in a private placement transaction exempt from the registration requirements of the Securities Act of 1933, as amended, pursuant to Section 4(2) thereunder without payment of underwriting discounts or commissions to any person.

         3. On or about October 17, 2003, we issued warrants to purchase 50,000 shares of common stock at an exercise price of $5.00 per share to Michael Marcus in consideration of the extension of the maturity dates of certain convertible notes payable to Mr. Marcus. The warrants are immediately exercisable and terminate on or about October 17, 2006. The securities were issued in a private placement transaction exempt from the registration requirements of the

Securities Act of 1933, as amended, pursuant to Section 4(2) thereunder without payment of underwriting discounts or commissions to any person.


ITEM 5.  Other Events

Hell Hole Impairment
--------------------

         As described in our Annual Report on SEC Form 10-KSB for the year ended December 31, 2002 and our Quarterly Reports on SEC Form 10-QSB for the periods ended March 31, 2003 and June 30, 2003, the initial hole drilled on State Lease 16141 No. 2 well in our North Hell Hole Bayou Prospect (the "Prospect") was determined to be dry. In April 2003, after the testing of all zones of a sidetracking well, it was determined that the sidetracking well was also a dry hole. In July 2003, we decided not to pursue additional exploration within leases 16141 and 16142 in the Prospect and in October 2003, we decided not to pursue additional exploration within the remaining State Leases which comprise the Prospect. Accordingly, all leases which comprise the Prospect have lapsed. As, a result, we recorded an impairment of $5,217,597 in the quarter ended September 30, 2003. As of September 30, 2003, we have recorded aggregate impairment charges of $14,966,592 related to the Prospect which consist of all drilling costs incurred to date and all lease acquisition costs of the Prospect.

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

-------------------- -------------------------------------------- -----------------------------------------------
       10.18         Limited Partnership Agreement of Louisiana   Incorporated by  reference  to  Exhibit
                     Shelf  Partners,  LP dated                   10.15 of our  Quarterly  Report on
                     December 31, 2002                            Form 10-QSB for the quarter ended
                                                                  March 31, 2003


-------------------- -------------------------------------------- -----------------------------------------------
       10.19         Operating Agreement of BWP Gas, LLC dated    Incorporated by reference to Exhibit 10.19 of
                     July 21, 2003                                our Quarterly Report on Form 10-QSB for the
                                                                  quarter ended June 30, 2003
-------------------- -------------------------------------------- -----------------------------------------------
       10.20         Exploration Agreement dated May 19, 2003     Incorporated by reference to Exhibit 10.20 of
                     by and among BWP Gas, LLC, The GHK           our Quarterly Report on Form 10-QSB for the
                     Company, LLC and GHK Potato Hills Limited    quarter ended June 30, 2003
                     Partnership
-------------------- -------------------------------------------- -----------------------------------------------
       10.21         Membership Purchase Agreement dated May      Incorporated by reference to Exhibit 10.21 of
                     27, 2003 by and among BWP Gas, LLC, HBA      our Quarterly Report on Form 10-QSB for the
                     Gas, Inc. and the Registrant                 quarter ended June 30, 2003

-------------------- -------------------------------------------- -----------------------------------------------
       10.22         First Amendment to Loan Agreement dated      Incorporated by reference to Exhibit 10.22 of
                     July 29, 2003, by and between the Company    our Quarterly Report on Form 10-QSB for the
                     and Trident Growth Fund, L.P.                quarter ended June 30, 2003

-------------------- -------------------------------------------- -----------------------------------------------
       10.23         12% Secured Convertible Note dated July      Incorporated by reference to Exhibit 10.23 of
                     29, 2003, in the principal amount of         our Quarterly Report on Form 10-QSB for the
                     $600,000 issued to Trident Growth Fund,      quarter ended June 30, 2003
                     L.P.
-------------------- -------------------------------------------- -----------------------------------------------
       10.24         First Amended Security Agreement dated       Incorporated by reference to Exhibit 10.24 of
                     July 29, 2003, by and between the Company    our Quarterly Report on Form 10-QSB for the
                     and Trident Growth Fund, L.P.                quarter ended June 30, 2003
-------------------- -------------------------------------------- -----------------------------------------------
       10.25         Form of Amended and Restated Option to       Incorporated by reference to Exhibit 10.25 of
                     Purchase 100,000 shares of Common Stock      our Quarterly Report on Form 10-QSB for the
                     issued to each of John B. Connally, III,     quarter ended June 30, 2003
                     Thomas M. Curran, Gary Krupp, Humbert B.
                     Powell, III and Stephen P. Harrington

-------------------- -------------------------------------------- -----------------------------------------------
       10.26         Option to Purchase 200,000 shares of         Incorporated by reference to Exhibit 10.26 of
                     Common Stock issued to Joseph M. Fioravanti  our Quarterly Report on Form 10-QSB for the
                                                                  quarter ended June 30, 2003
-------------------- -------------------------------------------- -----------------------------------------------
       31.1          Certification of President of the Company    Filed herewith
                     required by Rule 13a-14(a) under the
                     Securities Exchange Act of 1934, as amended


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


(b) Current Reports on Form 8-K filed during the three month period ended September 30, 2003:

         None.

                                   SIGNATURES

          In accordance with the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                         CONTINENTAL SOUTHERN RESOURCES, INC.



Date:  November 7, 2003                  /s/ Stephen P. Harrington
                                         --------------------------
                                         Stephen P. Harrington
                                         President

                                  EXHIBIT INDEX
                                  -------------



EXHIBIT NUMBER                              DESCRIPTION

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