Form 10KSB
period 2003-12-31
ENDEAVOUR INTERNATIONAL CORP
filed 2004-03-30
CIK 1112412

===============================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   FORM 10-KSB

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 2003

[ ]   TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
       ACT OF 1934

            FOR THE TRANSITION PERIOD FROM _________ TO ___________

                         COMMISSION FILE NUMBER: 1-13463

                       ENDEAVOUR INTERNATIONAL CORPORATION
           (Name of small business issuer as specified in its charter)


              Nevada                                    88-0448389
  ------------------------------                   -------------------
  (State or other jurisdiction                      (I.R.S. Employer
of incorporation or organization)                  Identification No.)


 1001 FANNIN, SUITE 1700, HOUSTON, TEXAS                  77002
(Address of principal executive offices)                (Zip code)


                                 (713) 307-8700
                (Issuer's telephone number, including area code)


           SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:
                                      None

         SECURITIES REGISTERED UNDER SECTION 12(g) OF THE EXCHANGE ACT:
                    Common Stock, $0.001 par value per share

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X]
No [ ]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrants knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this form 10-KSB. [X}

The issuer's revenues for the fiscal year ended December 31, 2003, were $27,305.

The aggregate market value of the voting common equity held by non-affiliates (persons other than officers, directors or holders of more than 5% of the outstanding stock) of the issuer based on the closing sale price of the registrant's common stock as reported on the OTC Bulletin Board on March 29, 2004 was $184,503,000.

As of March 29, 2004, 69,127,070 shares of the issuer's common stock were outstanding.

                      DOCUMENTS INCORPORATED BY REFERENCE:
                                      None.

Transitional Small Business Disclosure Formats (check one)
        Yes [ ]   No [X]

===============================================================================

                                TABLE OF CONTENTS


Forward-Looking Statements....................................................................................... 1

Part I........................................................................................................... 1
   Item 1. Description of Business............................................................................... 1
      Business Development....................................................................................... 1
      Subsequent Events - The Offering, Merger and Restructuring................................................. 1
      The Offering............................................................................................... 2
      The Merger................................................................................................. 2
      Corporate Restructuring.................................................................................... 3
      Retained Properties........................................................................................ 4
      Business Strategy.......................................................................................... 4
      Competition................................................................................................ 8
      Regulation................................................................................................. 8
      Environmental.............................................................................................. 9
      Operational Hazards and Insurance..........................................................................10
      Employees..................................................................................................10

      Risk Factors...............................................................................................10
   Item 2.  Description of Property..............................................................................19
   Item 3.  Legal Proceedings....................................................................................25
   Item 4.  Submission of Matters to a Vote of Security Holders..................................................26

Part II..........................................................................................................26
   Item 5.  Market for Common Equity and Related Stockholder Matters.............................................26
   Item 6.  Management's Discussion and Analysis or Plan of Operations...........................................28
   Item 7.  Financial Statements.................................................................................32
   Item 8.  Changes In and Disagreements with Accountants on Accounting and Financial Disclosure.................32
   Item 8a.  Controls and Procedures.............................................................................32

Part III.........................................................................................................33
   Item 9.  Directors, Executive Officers, Promoters and Control Persons; Compliance
              with Section 16(A) of the Exchange Act.............................................................33
   Item 10.  Executive Compensation..............................................................................38
   Item 11.  Security Ownership of Certain Beneficial Owners and Management......................................40
   Item 12. Certain Relationships and Related Transactions.......................................................43
   Item 13. Exhibits and Reports On Form 8-K.....................................................................48
   Item 14. Principal Accountant Fees and Services...............................................................49

Index to Financial Statements...................................................................................F-1


                                      (i)

FORWARD-LOOKING STATEMENTS

The information contained in this Annual Report on Form 10-KSB and in other public statements by the Company and Company officers or directors includes or may contain certain forward-looking statements. The words "may," "will," "expect," "anticipate," "believe," "continue," "estimate," "project," "intend," and similar expressions used in this Report are intended to identify forward-looking statements within the meaning of Section 27A of the U.S. Securities Act of 1933 and Section 21E of the U.S. Securities Exchange Act of 1934. You should not place undue reliance on these forward-looking statements, which speak only as of the date made. We undertake no obligation to publicly release the result of any revision of these forward-looking statements to reflect events or circumstances after the date they are made or to reflect the occurrence of unanticipated events. You should also know that such statements are not guarantees of future performance and are subject to risks, uncertainties and assumptions. Many of these risks and uncertainties are set forth under the caption "RISK FACTORS" in Item 1 of this report. Should any of these risks or uncertainties materialize, or should any of our assumptions prove incorrect, actual results may differ materially from those included within the forward-looking statements.


PART I

ITEM 1. DESCRIPTION OF BUSINESS

BUSINESS DEVELOPMENT

Endeavour International Corporation, formerly known as Continental Southern Resources, Inc. and Expression Graphics, Inc., is a Nevada corporation formed on January 13, 2000. Our principal executive offices are located at 1001 Fannin, Suite 1700, Houston, TX 77002, and our telephone number is (713) 307-8700. Unless the context otherwise requires, references to the "Company", "Endeavour", "we", "us" or "our", mean Endeavour International Corporation or any of our consolidated subsidiaries.

From the date of our formation through February 2002, we were engaged in the business of marketing and selling graphics media products, such as symbols, logos, pictures, signs and business advertisements, over the Internet. In February, 2002, we experienced a change in management and began to implement a new business plan. We are presently engaged in the business of acquiring, exploring, and developing natural gas and oil properties.


SUBSEQUENT EVENTS - THE OFFERING, MERGER AND RESTRUCTURING

On February 29, 2004, we announced that we had completed a series of mutually interdependent transactions that will significantly expand our scope and objectives under the leadership of a new management team. The expanded organization was renamed "Endeavour International Corporation."


THE OFFERING

In an offering of common stock (the "Offering") that closed February 26, 2004, we issued 25 million shares of common stock at $2.00 per share in a private placement. The estimated net proceeds of the Offering were $46,000,000, after deduction of placement agent commissions of $2,500,000, financial advisory fees of $1,250,000 and offering expenses, estimated to be $250,000. In addition, warrants to purchase 700,000 shares of common stock at $2.00 per share were issued to the placement agent. The net proceeds were used for the purchase of approximately 14.1 million shares of common stock and 103,500.07 shares of our Series B Preferred Stock for $5.3 million and for $1.5 million for repayment of the principal amount of certain outstanding convertible notes, with the remainder of the net proceeds to be used for general corporate purposes, including potential acquisitions.


THE MERGER

Concurrent with the closing of the Offering, we acquired NSNV, Inc. ("NSNV"), through a merger (the "Merger") of NSNV into a newly created Delaware corporate subsidiary of the Company. The newly created subsidiary was the survivor of the Merger and is a wholly-owned subsidiary of the Company that was renamed Endeavour Operating Corporation. NSNV was a private company owned by William L. Transier, John N. Seitz and PGS Exploration (UK) Limited ("PGS"), a United Kingdom corporation that is a provider of geophysical services. The former shareholders of NSNV received an aggregate of 12.5 million of our common stock in the Merger, representing approximately 18.9% of our outstanding common stock immediately after the closing of the Merger.

The Merger is intended to provide us with the following competitive advantages:
(i) a pre-eminent seismic and geological database of the North Sea region and
(ii) a proven and experienced management team comprised of Messrs. Transier and Seitz and certain other former executives of Ocean Energy, Inc. ("Ocean Energy") and Anadarko Petroleum Corporation ("Anadarko"). The strategy of the new management team is to acquire, explore, and develop primarily international natural gas and oil properties, with an initial focus on the North Sea region.

On December 16, 2003, NSNV and PGS Exploration (UK) Limited ("PGS"), a United Kingdom corporation that is a provider of geophysical services, entered into an agreement where, in exchange for certain consideration including, among other things, cash and 18.5% of the outstanding stock of NSNV, PGS granted NSNV a license to use 79,200 square kilometers of 3-D seismic and related data in the North Sea region, including the 3D Mega Merge and North Sea Digital Atlas databases. Under the agreement, NSNV is required to purchase products and services from PGS or certain of its affiliates that have an aggregate invoice value over three years of at least $4.5 million, in exchange for certain consideration including, among other things, cash and 18.5% of the outstanding stock of NSNV and a three-year product and service commitment,. PGS has also agreed to provide NSNV with product discounts and certain consultancy services during the term of the agreement.

Upon consummation of the Merger, our sole officer, Stephen P. Harrington, and directors Humbert Powell, Thomas Michael Curran and Gary Krupp resigned and William L. Transier and John N. Seitz became the Co-Chief Executive Officers of the Company, pursuant to three-year employment agreements, and two of our four then incumbent directors. In addition to Messrs. Transier and Seitz, we have hired several additional former executives of Ocean Energy and Anadarko.


CORPORATE RESTRUCTURING

Simultaneous with the consummation of the Merger and the Offering, we restructured various financial and stockholder related items (the
"Restructuring"). Specifically, we completed the following:

         o Repaid $1,500,000 principal amount of our outstanding convertible notes;

         o Issued 1,026,624 shares of our common stock upon conversion of the $1,550,000 principal balance and accrued interest due under certain convertible notes at a conversion price of $1.75;

         o Issued 375,000 shares of our common stock upon conversion of the $600,000 principal balance and accrued interest due under a convertible note at a conversion price of $1.60;

         o Issued 2,808,824 shares of our common stock upon conversion of all of the outstanding Series C Preferred Stock, at a conversion price of $1.70 per share;

         o Purchased all outstanding shares of Series A Preferred Stock and 20,212.86 shares of Series B Preferred Stock in exchange for certain of our non-core assets (see "Sale of Non-Core Assets" below); and

         o Purchased 14.1 million shares of common stock and 103,500.07 shares of Series B Preferred Stock from RAM Trading, Ltd. for $5,330,948 in cash (see "Purchase of Securities from Ram Trading Ltd." below).


SALE OF NON-CORE ASSETS

As part of the Restructuring, we sold the following non-core assets to the holders of the Series A Preferred Stock and certain holders of the Series B Preferred Stock:

         o    100% of our ownership interest in BWP Gas, LLC ("BWP");

         o    864,560 shares of restricted common stock of BPK Resources, Inc.;

         o    400,000 shares of common stock of Trimedia Group, Inc.;

         o Note receivable due from CSR Hackberry, LLC with a principal balance of $25,000;

         o Note receivable due from Snipes, LLC in the principal amount of $122,500;

         o Subscription receivable due from FEQ Investments, Inc. in the principal amount of $175,000;

         o Subscription receivable due from GWR Trust in the principal amount of $250,000; and

         o Note receivable due from BPK Resources, Inc. with a principal balance of $670,000.

After completing the Merger, we sold our entire limited partnership interest in Knox Miss. Partners, L.P., a Delaware limited partnership that owns a 50% interest in certain oil and gas leases located in Mississippi, as well as our related interest in Knox Miss., LLC, the 1% sole general partner of Knox Miss. Partners, L.P., for $5.0 million. The $5.0 million was payable $500,000 in cash and by the issuance of a $4.5 million short-term note that is secured by a pledge of the limited partnership interest.


PURCHASE OF SECURITIES FROM RAM TRADING, LTD.

On December 16, 2003, RAM Trading Ltd. ("RAM") entered into an agreement with Lancer Offshore, Inc. and Lancer Partners, L.P. to purchase 14,097,672 shares of common stock and 103,500.07 shares of our Series B Preferred Stock (collectively, the "Lancer Shares") for $5,280,948. Concurrent with the execution of the foregoing agreement, we entered into an agreement with RAM to purchase the Lancer Shares for $5,330,948, subject to RAM completing the purchase of the Lancer Shares. Both the RAM purchase of the Lancer Shares and our purchase of the Lancer Shares from RAM were consummated on February 26, 2004.


RETAINED PROPERTIES

We retained interests in the following oil and gas properties:

         o 95% interest in PHT Partners, L.P., which has a minority interest in APICO, LLC, a limited liability company whose primary business is certain concessions in the Phu Horm Gas Field Project located in the Kingdom of Thailand; and

         o 24% limited partnership interest in Louisiana Shelf Partners, L.P. ("LSP"), a Delaware limited partnership that owns leasehold interests in Cameron Parish, Louisiana, and certain seismic data related thereto in offshore continental shelf properties.

BUSINESS STRATEGY


NORTH SEA OPPORTUNITY

The North Sea has been a major producer of hydrocarbons for 30 years and offers significant potential for production growth through the application of new seismic technologies and innovative geologic and engineering concepts. There is increasing recognition in the energy industry that the North Sea offers the same financial and development opportunities that the Gulf of Mexico offered in the 1980s. The major integrated energy companies are restructuring their portfolios and refocusing their resources into other parts of the world, providing an opportunity for smaller independent companies to profitably exploit remaining potential in the North Sea.

While the United Kingdom ("UK") sector of the North Sea has peaked in terms of daily production, there are many areas where the application of new exploration and production techniques are increasing production rates and extending producing field lives and existing reserves. Norway is far less mature and offers greater reserve potential. Both sectors contain a large installed infrastructure base that includes wells, platforms, facilities, pipelines, shore bases, and a highly experienced technical workforce. Other than the Atlantic Margin and the deeper portions of the Norwegian Sea, the North Sea is primarily a shallow water environment with most existing production located in less than 300 feet of water and accessible using proven conventional technology. The UK currently has an attractive financial environment for oil and gas production, and it has indicated a willingness to consider measures to further induce producers to explore and develop. Indicators are favorable that Norway will, in the face of the expected decline of indigenous production and increasing worldwide competition for European and North American gas markets, likely adopt fiscal and regulatory terms more favorable than those that currently exist.


NORTH SEA STRATEGY

Our strategy is to take advantage of the shift of the majors away from the North Sea, the significant contraction of the independent sector, and the opportunities these changes create for new independent companies. We intend to leverage vertical alliances with companies that offer capabilities or technologies that will enhance our future exploratory and developmental efforts. Our most significant agreement to date is the acquisition of license rights to an extensive 3-D seismic dataset offered by PGS, the UK subsidiary of a Norwegian-based, technologically focused oilfield service company providing seismic and reservoir services. To the best of our knowledge, no other firm currently has access to comparable seismic data of this size and quality in the North Sea.

We have the right to use the recently compiled 3D Mega Merge dataset that covers approximately 79,200 square kilometers of the United Kingdom Continental Shelf and the Norwegian Continental Shelf. PGS overcame major technological challenges to bring together, for the first time, open-file, brokeraged and PGS multi-client 3D seismic data into one format. Also, included in the agreement is access to the North Sea Digital Atlas, a dataset consisting of a multitude of regional maps on key horizons, interpreted from 110,000 kilometers of 2D data tied to over 1,200 wells.

We believe the use of the 3D Mega Merge and the North Sea Digital Atlas, coupled with over 20 man-years of associated interpretation from PGS, will enable proprietary mapping for purposes of identifying development and exploration opportunities not yet exploited by the energy industry in the North Sea. We believe this data gives us a period of competitive advantage over current operators and other niche independent exploration and production companies entering the North Sea.

Our efforts to establish a leadership role in the area will be supported by the analysis of key geophysical data. We will use advanced technologies to better understand and manage risk and improve the probability of early, profitable results.

We believe that this combination of the most comprehensive seismic data available to the industry in this region with advanced geologic concepts will result in the discovery and/or exploitation of new energy resources in the North Sea. Such opportunities were recently demonstrated by the industry's discovery of Buzzard, a significant new oil field in the UK sector with reportedly more than 400 million barrels of oil recoverable from a stratigraphic trap. The industry previously considered this form of trapping mechanism to be less significant to the North Sea, with only 8% of the province's existing reserves exhibiting this characteristic, in comparison to 33% globally.


NORWAY OPPORTUNITY

The exploration potential of Norway is also of particular interest to us. Norway is immature from a historical drilling activity and well density perspective. While the UK offered initiatives and incentives to encourage exploration and production activities, historic regulatory and fiscal policies in Norway controlled the pace and scope of exploration activities and prevented drilling and development from all but the very largest of fields. The dynamics of world oil and gas supply and demand, global competition, and the increasing need to support the government's social policies have caused the Norwegian government to reconsider its current regulations and fiscal regime. As a result, Norway has begun to take proactive steps to promote more exploration and development and retain its position as a premier supplier of oil and, particularly, natural gas to the UK and Europe. Without such changes, the nation risks being unable to meet growing energy demand and losing markets to competitors such as Russia, the Middle East and Africa. The recent signing of a framework agreement with the UK to encourage, among other things, the construction of additional natural gas pipeline infrastructure between the two countries exemplifies Norway's commitment to expanding its energy industry. We intend to position ourselves to capture the opportunities that these new policies may provide.


ACQUISITION STRATEGY

Our acquisition strategy will focus on asset management processes of other companies and corporate opportunities that are identified and prioritized by utilizing our extensive regional datasets. The overriding objective will be to gain a level of production and cash flow that will support a strong exploration effort and provide investment funding for exploitation opportunities we identify in acquired assets.

Through the use of the North Sea Digital Atlas, existing extensive regional and local maps and proprietary interpretation of the 3D Mega Merge, we intend to identify specific targets for investment. These will primarily include:

         o    the acquisition of oil and gas producing properties,

         o the rights to explore, evaluate and exploit "fallow blocks" in the UK sector ("fallow" refers to blocks on which initial exploratory terms or follow-up appraisal requirements have expired, thereby initiating the UK's recently established mandatory relinquishment process), and

         o the rights to leaseholds available in future licensing rounds in both the UK and Norway with a particular focus on "promote" license rounds. (The UK government introduced "promote" licenses in 2003 to increase oil and gas activity in the North Sea by reducing the initial leasing fees, and eliminating work commitment and licensee operational requirements).

We intend to develop an asset portfolio balanced between exploration and exploitation, gas and oil, leverage and equity, with the ultimate objective of funding continued growth and building long-term value for our stockholders. Our value creation capabilities will rely heavily on the extensive industry contact base of our executive team and the development of innovative transaction models. The most desirable targets for investment are natural gas projects with long life production profiles and oil-producing assets that provide near term cash flow, as well as upside from further drilling. Low risk exploration with significant option value in upside potential should provide expanded growth opportunities. Corporate acquisitions with quality assets that are undervalued will be pursued.


TECHNICAL STRATEGY

Our technical strategy is founded on a philosophy that regional petroleum systems analyses improve competitive advantage, reduce exploration risk and optimize value creation. This process consists of understanding source rock maturation, hydrocarbon migration pathways, trap and seal integrity, and reservoir distribution to the fullest extent possible. In contrast, most technical activity in basins with existing production is focused exclusively on the identification of structural traps. This system has been successfully employed by our new management team in their past experiences to identify and commercialize reserves in basins worldwide.

Technical teams are initially focusing their efforts in the regions of the North Sea that offer large reserve potential, proven play concepts and undeveloped oil and gas resources. A number of opportunities are currently available due to asset divestitures, mandated relinquishment of fallow acreage (including unexploited discoveries) and introduction of promote licenses. We are assembling a London-based team of experienced technical and commercial professionals for the specific purpose of evaluating and developing opportunities in the region. Senior management and a small staff located at corporate headquarters in Houston provide strategic direction and guidance and oversee administrative, legal and financial support. Information technology support is outsourced and the workstation environment is server- and or/high-end personal computer- based.

COMPETITION

The petroleum and natural gas industry is highly competitive. Numerous independent oil and gas companies, oil and gas syndicates and major oil and gas companies actively seek out and bid for oil and gas properties as well as for the services of third party providers, such as drilling companies, upon which we rely. A substantial number of our competitors have longer operating histories in this region and substantially greater financial and personnel resources than we do. Many of these companies not only explore for, produce and market petroleum and natural gas, but also carry out refining operations and market the resultant products on a worldwide basis. Such larger or vertically integrated competitors may be in a position to outbid us for particular prospect rights.

The petroleum and natural gas producers also compete with other suppliers of energy and fuel to industrial, commercial and individual customers. Competitive conditions may be substantially affected by various forms of energy legislation and/or regulation considered from time to time by the governments and/or agencies thereof and other factors out of our control including, international political conditions, overall levels of supply and demand for oil and gas, and the markets for synthetic fuels and alternative energy sources.


REGULATION

The exploration, production and sale of oil and gas are extensively regulated at both the national and local levels. Applicable legislation is under constant review for amendment or expansion. These efforts frequently result in an increase in the regulatory burden on companies in our industry and consequently an increase in the cost of doing business and decrease in profitability. Numerous governmental departments and agencies are authorized to, and have issued rules and regulations imposing additional burdens on the oil and gas industry that often are costly to comply with and carry substantial penalties for failure to comply. Production operations are affected by changing tax and other laws relating to the petroleum industry, by constantly changing administrative regulations and possible interruptions or termination by government authorities.

Oil and gas mineral rights may be held by individuals or corporations and by governments having jurisdiction over the area in which such mineral rights are located. As a general rule, parties holding such mineral rights grant licenses or leases to third parties to facilitate the exploration and development of these mineral rights. The terms of the leases and licenses are generally established to require timely development. Notwithstanding the ownership of mineral rights, the government of the jurisdiction in which mineral rights are located generally retains authority over the manner of development of those rights.

Local regulatory authorities have established rules and regulations requiring permits for drilling operations, drilling bonds and reports concerning operations. The areas in which we operate have statutes and regulations governing various environmental and conservation matters, including the unitization or pooling of oil and gas properties and establishment of maximum rates of production from oil and gas wells. Many authorities may also restrict production to the market demand for oil and gas. Such statutes and regulations may limit the rate at which oil and gas could otherwise be produced from our properties.

In addition to royalties paid, a production or severance tax may be imposed with respect to production and sale of crude oil, natural gas and natural gas liquids within their respective jurisdictions. For the most part, production taxes are applied as a percentage of production or sales.


ENVIRONMENTAL

Our operations are also subject to a variety of constantly changing federal, local and international laws and regulations governing the discharge of materials into the environment or otherwise relating to environmental protection. Significant fines and penalties may be imposed for the failure to comply with environmental laws and regulations. Some environmental laws provide for joint and several strict liability for remediation of releases of hazardous substances, rendering a person liable for environmental damage without regard to negligence or fault on the part of such person. In addition, we may be subject to claims alleging personal injury or property damage as a result of alleged exposure to hazardous substances, such as oil and gas related products or for other reasons.

Some environmental protection laws and regulations may expose us to liability arising out of the conduct of operations or conditions caused by others, or for acts which were in compliance with all applicable laws at the time the acts were performed. Changes in the environmental laws and regulations, or claims for damages to persons, property, natural resources or the environment, could result in substantial costs and liabilities to us. These laws and regulations may substantially increase the cost of exploring for, developing, producing or processing oil and gas and may prevent or delay the commencement or continuation of a given project and thus generally could have a material adverse effect upon our capital expenditures, earnings, or competitive position. We believe that we are in substantial compliance with current applicable environmental laws and regulations, and the cost of compliance with such laws and regulations has not been material and is not expected to be material during the next fiscal year. Nevertheless, changes in existing environmental laws and regulations or in the interpretations thereof could have a significant impact on us and the oil and gas industry in general.

Water discharge regulations and waste discharge permitting requirements have been adopted or are expected in the future to prohibit the discharge of produced water and sand and some other substances related to the oil and gas industry. Although the costs to comply with such mandates under applicable laws may be significant, the entire industry will experience similar costs, and we do not believe that these costs will have a material adverse impact on our financial condition and operations.

OPERATIONAL HAZARDS AND INSURANCE

Our operations are subject to particular hazards incident to the drilling and production of oil and gas, such as blowouts, cratering, explosions, uncontrollable flows of oil, gas or well fluids, fires and pollution and other environmental risks. These hazards can cause personal injury or death, damage or destruction of property and equipment, pollution or environmental damage and suspension of operation.

In the projects that we own a non-operating interest directly or own an equity interest in a limited partnership which owns a non-operating interest, the operator for the prospect maintains insurance of various types to cover our operations with policy limits and retention liability customary in the industry. We believe the coverage and types of insurance are adequate. The occurrence of a significant adverse event, the risks of which are not fully covered by insurance, could have a material adverse effect on our ownership interests and thereby financial condition and results of operations.


EMPLOYEES

As of March 29, 2004, we have 13 full-time employees. We utilize the services of various consultants who provide us, among other things, technical support and accounting services.


RISK FACTORS

The following material risk factors, among others, may affect the Company's financial condition and results of operations.


WE HAVE HAD OPERATING LOSSES AND LIMITED REVENUES TO DATE AND DO NOT EXPECT TO BE PROFITABLE IN THE FORESEEABLE FUTURE.

We have been operating at a loss each year since our inception, and we expect to continue to incur substantial losses for the foreseeable future. Net loss applicable to common stockholders for the years ended December 31, 2003 and 2002 was $37.2 million and $8.7 million, respectively. We also have had limited revenues to date. Revenues for the years ended December 31, 2003 and 2002 were $27,305 and $16,142, respectively. Further, we may not be able to generate significant revenues in the future. In addition, we expect to incur substantial operating expenses in connection with our gas and oil exploration activities. As a result, we expect to continue to experience negative cash flow for the foreseeable future and cannot predict when, or if, we might become profitable.

IF WE ARE UNABLE TO GENERATE ADDITIONAL FINANCING, WE WILL NOT BE ABLE TO ADEQUATELY FUND OUR EXISTING DEVELOPMENT AND EXPLORATION PROJECTS, ACQUIRE ADDITIONAL OIL AND GAS INTERESTS, OR MAINTAIN OUR RIGHTS IN SUCH PROJECTS.

We may not have an adequate amount of financial resources to adequately fund our development and exploration projects on a long-term basis. We believe, however, that we have sufficient funding to continue to execute our business plan for at least 24 months. Since we currently are not a majority owner or operator of any of our projects, we cannot control the timing or amount of expenditures associated with a particular project. In the past, we have relied on the sale of our debt and equity securities to fund the acquisition, exploration and development of our petroleum properties. To continue funding these projects and to have the ability to fund additional projects, we will need to raise additional capital. We cannot assure you that additional funding will be available to us for exploration and development of our projects or to fulfill our obligations under any agreements. We also cannot assure you that we will be able to generate sufficient operating cash flow or obtain adequate financing in the future or that the terms of any such financing will be favorable. Failure to generate such additional operating cash flow or obtain such additional financing could result in delay, postponement or cancellation of further exploration and development of our projects or the loss of our interest in such properties.


ACQUIRING INTERESTS IN PROPERTIES FOR OIL AND NATURAL GAS EXPLORATION IS SPECULATIVE IN NATURE AND MAY NOT EVER RESULT IN OPERATING REVENUES OR PROFITS.

We cannot assure you that we will discover oil and gas in commercial quantities in any of our current properties or properties we acquire in the future. Our success depends upon our ability to acquire working and revenue interests in properties upon which gas and oil reserves are ultimately discovered. We expect to ultimately derive the cash flow necessary to fund our operations from the oil and gas produced from our producing properties and/or the sale of our properties. As of the date hereof, none of our properties have generated significant operating revenues.


WE CANNOT ASSURE YOU THAT WE WILL BE ABLE TO ACQUIRE LEASEHOLD INTERESTS OR ENTER INTO LICENSING ARRANGEMENTS ON TERMS THAT WILL PERMIT US TO EXPLOIT THE NORTH SEA SEISMIC DATA.

One of our primary assets is certain seismic data from the North Sea. We do not own any leasehold or other interests in any of the properties to which the seismic data relates. In order to exploit such data, we will either have to acquire interests in such properties or license the use of the data to persons who have such rights. We cannot assure you that we will be able to acquire such rights, if at all, on economic terms that will permit us to realize earnings or that we will be able to successfully license such data.

IN THE EVENT WE ARE UNABLE TO IDENTIFY ADDITIONAL GAS AND OIL PROSPECTS IN WHICH WE CAN ACQUIRE AN INTEREST AT AN AFFORDABLE PRICE, WE MAY NOT BE ABLE TO SUSTAIN OUR GROWTH RATE AND ABILITY TO SPREAD RISK.

One element of our strategy is to continue to grow and spread risk through selected acquisitions of leasehold or other ownership interests in gas and oil prospects. If we are unable to execute this aspect of our strategy in a timely manner, we may not be able to manage our risks and our operations may be adversely affected. We cannot assure you that:

         o we will be able to identify desirable gas and oil prospects and acquire leasehold or other ownership interests in such prospects at a desirable price;

         o any of our completed, currently planned, or future acquisitions of ownership interests in gas and oil prospects will include prospects that contain proven gas or oil reserves;

         o we will have the ability to develop prospects which contain proven gas or oil reserves to the point of production;

         o we will have the financial ability to consummate additional acquisitions of ownership interests in gas and oil prospects or to develop the prospects which we acquire to the point of production; or

         o that we will be able to consummate such additional acquisitions on terms favorable to us.


MARKET FLUCTUATIONS IN THE PRICES OF OIL AND GAS COULD ADVERSELY AFFECT THE PRICE AT WHICH WE CAN SELL GAS OR OIL DISCOVERED ON OUR LEASED PROPERTIES.

Market fluctuations in the prices of oil and gas can adversely affect the price that we can sell gas and oil discovered on our leased properties. In recent decades, there have been periods of both worldwide over-production and underproduction of hydrocarbons and periods of both increased and relaxed energy conservation efforts. These conditions have resulted in periods of excess supply of, and reduced demand for, crude oil on a worldwide basis and for natural gas on a domestic basis. These periods have been followed by periods of short supply of, and increased demand for, crude oil and, to a lesser extent, natural gas. The excess or short supply of natural gas and crude oil has placed pressures on prices and has resulted in dramatic price fluctuations, even during relatively short periods of seasonal market demand. We cannot predict with any degree of certainty future oil and natural gas prices. Changes in oil and natural gas prices significantly affect our revenues, operating results, profitability and the value of our oil and gas reserves. We do not currently engage in any hedging program to mitigate our exposure to fluctuation in oil and gas prices.

THE OIL AND GAS EXPLORATION INDUSTRY IS EXTREMELY COMPETITIVE, WHICH MAY ADVERSELY AFFECT OUR PROFITABILITY.

The oil and gas industry is intensely competitive and we compete with other companies that have longer operating histories and greater financial and other resources than we do. Many of these companies not only explore for and produce crude oil and natural gas but also carry on refining operations and market petroleum and other products on a worldwide basis. These competitors can sustain longer periods of reduced prices of gas and oil and may also be in a better position to outbid us to purchase particular interests in oil and gas properties. See also "Description of Business - Competition" above.


OUR ABILITY TO PRODUCE SUFFICIENT QUANTITIES OF OIL AND GAS FROM OUR PROPERTIES MAY BE ADVERSELY AFFECTED BY A NUMBER OF FACTORS OUTSIDE OF OUR CONTROL. IF WE ARE UNABLE TO PRODUCE OIL AND/OR GAS FROM OUR PROPERTIES IN COMMERCIAL QUANTITIES, OUR OPERATIONS WILL BE SEVERELY AFFECTED.

Our business of exploring for and producing oil and gas involves a substantial risk of investment loss. Drilling oil and gas wells involves the risk that the wells may be unproductive or that the wells, although productive, do not produce oil and/or gas in economic quantities. Other hazards, such as unusual or unexpected geological formations, pressures, fires, blowouts, loss of circulation of drilling fluids, or other conditions may substantially delay or prevent completion of any well. This could result in a total loss of our investment in a particular property. Adverse weather conditions can also hinder drilling operations. A productive well may become uneconomic if water or other deleterious substances are encountered, which impair or prevent the production of oil and/or gas from the well. In addition, production from any well may be unmarketable if it is impregnated with water or other deleterious substances. As with any petroleum property, there can be no assurance that oil and gas will be produced from the properties in which we have interests. In addition, the marketability of oil and gas which may be acquired or discovered, is affected by numerous factors beyond our control. These factors include the proximity and capacity of oil and gas pipelines and processing equipment, market fluctuations of prices, taxes, royalties, land tenure, allowable production and environmental protection. We cannot predict how these factors will adversely affect our business.


WE INTEND TO OPERATE IN FOREIGN COUNTRIES AND WILL BE SUBJECT TO POLITICAL, ECONOMIC AND OTHER UNCERTAINTIES.

Through our subsidiary PHT Partners, L.P. we currently have working interests in the Kingdom of Thailand. We also intend to commence significant operations in the North Sea and we may expand international operations to other countries or regions in the future. International operations are subject to political, economic and other uncertainties, including:

         o the risk of war, acts of terrorism, revolution, border disputes, expropriation, renegotiation or modification of existing contracts, import, export and transportation regulations and tariffs;

         o taxation policies, including royalty and tax increases and retroactive tax claims;

         o exchange controls, currency fluctuations and other uncertainties arising out of foreign government sovereignty over our international operations;

         o laws and policies of the U.S. affecting foreign trade, taxation and investment; and

         o the possibility of having to be subject to the exclusive jurisdiction of foreign courts in connection with legal disputes and the possible inability to subject foreign persons to the jurisdiction of courts in the United States.

Foreign countries have occasionally asserted rights to land, including oil and gas properties, through border disputes. If a country claims superior rights to oil and gas leases or concessions granted to us by another country, our interests could be lost or decreased in value. Various regions of the world have a history of political and economic instability. This instability could result in new governments or the adoption of new policies that might assume a substantially more hostile attitude toward foreign investment. In an extreme case, such a change could result in termination of contract rights and expropriation of foreign-owned assets. This could adversely affect our interests. We will seek to manage these risks by, among other things, concentrating international exploration efforts in areas where the Company believes that the existing government is favorably disposed towards United States exploration and production companies.


WE DO NOT ALWAYS RETAIN LEGAL COUNSEL TO EXAMINE TITLE. WE DEPEND ON THE JUDGMENT OF OIL AND GAS LEASE BROKERS AND THE OPERATORS OF WELLS TO ENSURE THAT THERE ARE NO MATERIAL TITLE DEFICIENCIES IN THE PROPERTIES WE LEASE. TITLE DEFICIENCIES COULD RENDER A LEASE WORTHLESS WHICH WOULD HAVE A MATERIAL ADVERSE EFFECT ON OUR BUSINESS AND OPERATIONS.

We purchase working and revenue interests in oil and gas leasehold interests. The existence of a material title deficiency can render a lease worthless and can result in a large expense to our business. It is our practice in acquiring oil and gas leases or undivided interests in oil and gas leases not to undergo the expense of retaining lawyers to examine the title to the mineral interest to be placed under lease or already placed under lease. Rather, we rely upon the judgment of oil and gas lease brokers or landmen who perform the field work in examining records in the appropriate governmental office before attempting to place under lease a specific mineral interest. This is customary practice in the oil and gas industry. Prior to the drilling of an oil and gas well, however, it is the normal practice in the oil and gas industry for the person or company acting as the operator of the well to obtain a preliminary title review of the spacing unit within which the proposed oil and gas well is to be drilled to ensure there are no obvious deficiencies in title to the well. We do not anticipate that we, or the person or company acting as operator of the wells located on the properties which we intend to lease, will obtain counsel to examine title to such spacing unit until the well is about to be drilled. As a result of such examinations, certain curative work may have to be performed to correct deficiencies in the marketability of the title, and such curative work entails expense. The work might include obtaining affidavits of heirship or causing an estate to be administered. Occasionally, the examination made by the title lawyers reveals that the oil and gas leases are worthless, having been purchased in error from a person who is not the owner of the mineral interest desired. In such instances, the amount paid for such oil and gas lease or leases is generally lost. If we were to lose the amount paid for any such oil and gas lease, such loss would have a material adverse effect on our business. Since we do not intend to retain title lawyers in connection with our acquisitions, the risk of such losses in our operations is increased.


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

We are not currently an operator of oil and gas properties. In the projects in which we own a non-operating interest directly or own an equity interest in a limited partnership which in turn owns a non-operating interest, the operator for the prospect maintains insurance of various types to cover our operations with policy limits and retention liability customary in the industry. We believe the coverage and types of insurance are adequate. The occurrence of a significant adverse event that is not fully covered by insurance could result in the loss of our total investment in a particular prospect which could have a material adverse effect on our financial condition and results of operations. See also "Description of Business - Operational Hazards and Insurance" above.

THE COST OF DECOMMISSIONING IS UNCERTAIN.

As a result of our business strategy, we may incur obligations to decommission certain structures in the North Sea. To date there is little experience of removing oil and gas structures in the North Sea. Fewer than 10% of the 400 structures have been removed and these were small steel structures and sub sea installations in the shallower waters of the Southern North Sea. In addition, certain groups have been set up to study issues relating to decommissioning and how the costs will be borne. Because the experience is limited, it is difficult to predict the costs of any future decommissions for which we might become obligated.

OUR FAILURE TO COMPLY WITH ENVIRONMENTAL REGULATIONS COULD RESULT IN SIGNIFICANT FINES AND/OR PENALTIES AND OUR COST OF COMPLIANCE WITH SUCH REGULATIONS COULD RESULT IN LARGE EXPENSES, EITHER OF WHICH WOULD ADVERSELY AFFECT OUR OPERATIONS.

Our operations are subject to a variety of federal, state, local, and international laws and regulations governing the discharge of materials into the environment or otherwise relating to environmental protection. Significant fines and penalties may be imposed for the failure to comply with environmental laws and regulations. Some environmental laws provide for joint and several strict liability for remediation of releases of hazardous substances, rendering a person liable for environmental damage without regard to negligence or fault on the part of such person. In addition, we may be subject to claims alleging personal injury or property damage as a result of alleged exposure to hazardous substances such as oil and gas related products.

Some environmental protection laws and regulations may expose us to liability arising out of the conduct of operations or conditions caused by others, or for acts which were in compliance with all applicable laws at the time the acts were performed. Changes in the environmental laws and regulations, or claims for damages to persons, property, natural resources or the environment, could result in substantial costs and liabilities to us. Therefore, we may incur significant environmental compliance costs in the future. See also "Description of Business
- Environmental" above.


OUR FAILURE TO COMPLY WITH VARIOUS LEVELS OF GOVERNMENTAL REGULATIONS TO WHICH WE ARE SUBJECT COULD RESULT IN SIGNIFICANT FINES AND/OR PENALTIES AND OUR COST OF COMPLIANCE WITH SUCH REGULATIONS COULD RESULT IN LARGE EXPENSES, EITHER OF WHICH WOULD ADVERSELY AFFECT OUR OPERATIONS.

Oil and gas exploration, development and production are subject to various types of regulation by local, state and federal agencies. Legislation affecting the oil and gas industry is under constant review for amendment and expansion. Also, numerous departments and agencies, both federal and state, are authorized by statute to issue and have issued rules and regulations binding on the oil and gas industry and its individual members, some of which carry substantial penalties for failure to comply. The regulatory burden on the oil and gas industry increases our cost of doing business and, consequently, adversely affects its profitability. See also "Description of Business - Regulation" above.


WE ARE DEPENDENT ON OUR EXECUTIVE OFFICERS AND NEED TO ATTRACT AND RETAIN ADDITIONAL QUALIFIED PERSONNEL.

Our future success depends in large part on the service of William L. Transier and John N. Seitz, both of whom have substantial experience in the oil and gas industry. If either were to resign it could have a material adverse effect on our business, operating results and financial condition. While we have employment agreements with each of Mr. Transier and Mr. Seitz, there can be no assurance that such agreements will be enforceable in all circumstances, that we will have the resources to enforce such agreements or that we will have the ability to retain their services due to resignation or otherwise. Further, we do not intend to maintain key-person life insurance on either Mr. Transier or Mr. Seitz. Our future success also depends upon our ability to attract, assimilate and retain highly qualified technical and other management personnel. There can be no assurance that we will continue to attract, assimilate and retain key personnel, and the failure to do so will have a material adverse effect on our business, operating results and financial condition.


YOU MAY EXPERIENCE DILUTION OF YOUR OWNERSHIP INTERESTS DUE TO THE FUTURE ISSUANCE OF ADDITIONAL SHARES OF OUR COMMON STOCK.

We may in the future issue our previously authorized and unissued securities which will result in the dilution of the ownership interests of our present stockholders. We are currently authorized to issue 150,000,000 shares of common stock and 11,500,000 shares of preferred stock with such designations, preferences and rights as determined by our board of directors. As March 29, 2004, we have issued 69,127,670 shares of common stock, and outstanding options and warrants to purchase an additional 6,622,500 shares of our common stock. We also have additional shares available for grant under the Company's recently adopted Incentive Plan, which plan will be presented for stockholder approval at our 2004 annual meeting of stockholders. Issuance of these shares of common stock may substantially dilute the ownership interests of our existing stockholders. The potential issuance of such additional shares of common stock may create downward pressure on the trading price of our common stock that in turn will require us to issue additional shares to raise funds through sales of our securities. We may also issue additional shares of our stock in connection with the hiring of personnel, future acquisitions, future private placements of our securities for capital raising purposes, or for other business purposes. This would further dilute the interests of our existing stockholders.


WE DO NOT INTEND TO PAY DIVIDENDS IN THE FORESEEABLE FUTURE.

We have never declared or paid a dividend on our common stock. We intend to retain earnings, if any, for use in the operation and expansion of our business and therefore do not anticipate paying any dividends in the foreseeable future.


APPLICABLE SEC RULES GOVERNING THE TRADING OF "PENNY STOCKS" LIMIT THE LIQUIDITY OF OUR COMMON STOCK WHICH MAY AFFECT THE TRADING PRICE OF OUR COMMON STOCK.

Our common stock currently trades on the OTC Bulletin Board. Since our common stock continues to trade below $5.00 per share, our common stock is considered a penny stock and is subject to SEC rules and regulations that impose limitations upon the manner in which our shares can be publicly traded. These regulations require the delivery, prior to any transaction involving a penny stock, of a disclosure schedule explaining the penny stock market and the associated risks. Under these regulations, certain brokers who recommend such securities to persons other than established customers or certain accredited investors must make a special written suitability determination for the purchaser and receive the purchaser's written agreement to a transaction prior to sale. These regulations have the effect of limiting the trading activity of our common stock and reducing the liquidity of an investment in our common stock.


THE TRADING PRICE OF OUR COMMON STOCK MAY BE VOLATILE.

The trading price of our shares has from time to time fluctuated widely and in the future may be subject to similar fluctuations. The trading price may be affected by a number of factors, including the risk factors set forth herein, as well as our operating results, financial condition, announcements or drilling activities, general conditions in the oil and gas exploration and development industry, and other events or factors. In addition, we agreed to file a registration statement to permit the public resale of the shares sold in our 25 million share private placement that was consummated in February 2004 and certain other of our outstanding securities. The influx of such a substantial number of shares into the public market could have a significant negative effect on the trading price of our common stock. In recent years, broad stock market indices, in general, and smaller capitalization companies, in particular, have experienced substantial price fluctuations. In a volatile market, we may experience wide fluctuations in the market price of our common stock. These fluctuations may have an extremely negative effect on the market price of our common stock.


THERE IS NO SIGNIFICANT MARKET FOR OUR COMMON STOCK.

Our common stock is not eligible for trading on any national or regional securities exchange or the Nasdaq Stock Market. Our common stock is trading on the OTC Bulletin Board. This market tends to be substantially more illiquid than national securities exchanges or the Nasdaq Stock Market. There is not an active trading market for our common stock. We are not certain that an active trading market in our common stock will develop, or if such a market develops, that it will be sustained.


IF WE ARE UNABLE TO DRILL AND COMPLETE PRODUCING WELLS ON CERTAIN OF OUR LEASEHOLD ACREAGE, WE WILL LOSE SUCH LEASEHOLD RIGHTS WHICH WILL RESULT IN THE LOSS OF OUR ENTIRE INVESTMENT IN SUCH LEASE.

Our ability to retain certain of our leasehold acreage depends on our ability to drill and complete wells as producers. Leases that are held past the primary term of such lease are held "by operations". In order to maintain rights in leases held by operations, a leaseholder must drill and complete wells which are capable of production. We cannot assure you that we or the other participants in the projects will have the financial ability to fund these potential commitments. If the other owners of the working interests do not fulfill their share of such expenses, we may be precluded from continuing the drilling or be required to provide funding in excess of our proportionate share to protect our interest.

OUR OPERATIONS ARE EXTREMELY DEPENDENT ON OTHER COMPANIES AND OTHER SERVICE PROVIDERS OVER WHICH WE HAVE NO CONTROL.

While we have exploration and development personnel, we may also rely upon the services of geologists, geophysicists, chemists, engineers and other scientists to assist in the exploration and analysis of our prospects to determine a method in which the prospects may be developed in a cost-effective manner. In addition, we rely upon the owners and operators of oil rigs and drilling equipment to drill and develop our prospects to production. Although we have developed relationships with a number of third party service providers, we cannot assure that we will be able to continue to rely on such persons. If any of these relationships with third party service providers are terminated or are unavailable on terms that are favorable to us, then we will not be able to execute our business plan.

ITEM 2.  DESCRIPTION OF PROPERTY

THAILAND - KHORAT PLATEAU

The Company operates in the Kingdom of Thailand through PHT Partners, L.P., a limited partnership with PHT Holding GP, LLC, as general partner. PHT Partners, L.P. acquired 883 of the 4,100 outstanding membership interests in APICO, LLC ("APICO"). APICO's primary business is to acquire property interests in Thailand and other rights in any concessions, to participate in exploring these concessions, and to develop and operate oil and gas wells.

APICO has a 40% interest in the Phu Horm Gas Field Project operated by Amerada Hess (Thailand) Limited. During 2003, the Phu Horm 3 well was redrilled and the 45-day test of the well established that the well was capable of production in excess of 30,000 Mcf per day. The Phu Horm 4 and Phu Horm 5 wells are scheduled to be drilled in 2004.

In September, 2003, one of the partners in APICO, NuCoastal Thailand Limited, was granted the status of concessionaire under Thai law and awarded Onshore Exploration Block Nos. L15/43 and L27/43, covering an area of 7,649 square kilometers. APICO has a 100% interest in these blocks.

One of the partners in the Phu Horm Gas Field Project, ExxonMobil, has elected to back-in for a 10% interest in the Phu Horm Gas Field Project and pay their share of costs previously incurred. APICO' interest in the project will be reduced to 35%.


PHT PARTNERS, L.P.

We were initially the sole limited partner and currently have a 94.9% limited partnership interest in PHT Partners, L.P. We have made capital contributions to PHT Partners, L.P. in the aggregate amount of $1,721,607. Distribution of any profits of PHT are allocated 99% to the limited partners and 1% to the general partner until all capital has been returned to the partners. Thereafter, such distributions are allocated 80% to the limited partners and 20% to the general partners. PHT Partners, L.P. are subject to capital calls in connection with its investment in APICO. If PHT Partners, L.P. fail to meet any such capital call, we may lose all or part of our interest in APICO.

MISSISSIPPI

On March 23, 2002, the Company formed Knox Miss. Partners, L.P. ("Knox Miss"), a Delaware limited partnership, to acquire interests in gas, oil and mineral leases of properties located in Mississippi. Knox Miss acquired certain seismic data and 50% working interests in leases covering approximately 34,800 net mineral acres within the Livingston Transform Area, Longview and Osborn prospects which cover several counties in Mississippi. During 2003, Knox Miss continued leasing activity in the Black Warrior Basin under our agreement with an industry participant to explore and develop an area of mutual interest in the Black Warrior Basin of Mississippi, targeting the Deep Knox and Pennsylvania formations.


KNOX MISS. PARTNERS, L.P.

As of December 31, 2003, the Company had contributed an aggregate of $5,544,500 and the general partner contributed a total of $27,325 to the limited partnership. Knox Miss. LLC, a Delaware limited liability company, which is the general partner of Knox Miss. Partners, L.P., was formed in March 2002. Under the Knox Miss., LLC's operating agreement, the Company was designated as the managing member of Knox Miss., LLC and given the authority to make all decisions on behalf of Knox Miss., LLC. Under the Knox Miss. Partners, L.P. partnership agreement, the Company, as the sole limited partner, is entitled to receive 99% of all cash generated by Knox Miss. Partners, L.P. from its operations or received from the disposition of its assets until such time as the Company as the sole limited partner has recovered its capital contributions to the partnership. Subsequent to recovering its capital contribution, the Company as the sole limited partner is entitled to receive 75% of all cash generated by Knox Miss. Partners, L.P. from its operations or received from the disposition of its assets.

During 2002, Knox Miss entered into exploration agreements with SK Exploration, Inc., SKH Energy Partners II, LP and Clayton Williams Energy, Inc. ("Clayton") to jointly cooperate and participate in the exploration and development of oil, gas and leases in the Livingston Transform Area, Longview and Osborn prospects. Knox Miss acquired certain seismic data and 50% working interests in leases covering approximately 34,800 net mineral acres within these prospects for an aggregate purchase price of $4,214,950. Through December 31, 2003, Knox Miss has acquired additional mineral leases for $1,218,867 and incurred $848,139 of exploration expenses. Knox Miss is currently in legal proceedings in relation to these leases (See "Legal Proceedings"). Upon any joint sale by the parties of any ownership interests in the Livingston Transform Area prospect, Knox Miss will be entitled to receive the first $850,000 of the proceeds.

In February 2004, we sold our 99% limited partnership interest in Knox Miss. Partners, L.P. and our interest in Knox Miss., LLC for $5,000,000, consisting of $500,000 in cash and a short-term note receivable of $4,500,000 secured by a pledge of the limited partnership interest.


CAMERON PARISH, LOUISIANA

On December 31, 2002, we purchased a 24% limited partnership interest in Louisiana Shelf Partners, L.P., a Delaware limited partnership ("Louisiana Shelf"), for which LS Gas, LLC serves as the general partner. As of December 31, 2003, Louisiana Shelf has acquired various geological and geophysical data and interests in oil, gas and mineral leases located in Cameron Parish, Louisiana for an aggregate purchase price of $4,740,039. Louisiana Shelf owns a leasehold interest in 1,130 acres in East Cameron Block 4, Cameron Parish, Louisiana and certain seismic data related thereto in offshore oil fields. Louisiana Coastal, Inc. serves as the operator of this project. Louisiana Shelf also owns three (3) leases in State Waters, in East Cameron Blocks 4, 18, and 22.

In August, 2003, Louisiana Shelf commenced drilling on the exploration project located on Louisiana State Lease No. 17742, 17743, 17744 and 17666 in Cameron Parish offshore Louisiana. The initial test well on Lease No. 17743 and 17744 was determined to be a dry hole. As a result, all the drilling costs incurred on this well in the amount of $3,366,597 were written off during the third and fourth quarters of 2003.

Management has decided not to pursue additional exploration within State Lease No. 17743 and 17744. Consequently, these leases will be allowed to lapse in March 2004. We have recorded impairment charges of $991,138 in the fourth quarter of 2003 consisting of all the lease acquisition costs related to these leases.

On October 8, 2003, Louisiana Shelf entered into a limited partnership agreement with PHT Gas, LLC and formed PHT Vicksburg Partners, LP ("PHT Vicksburg") of which Louisiana Shelf is a limited partner with an approximate 15% interest and PHT Gas, LLC is the general partner. As of December 31, 2003, Louisiana Shelf contributed $112,800 to PHT Vicksburg. Pursuant to the partnership agreement, Louisiana Shelf and other PHT Vicksburg members will be called upon from time to time for additional contributions to meet the reasonable capital requirements of PHT Vicksburg. In October 2003 and subsequently in January 2004, PHT Vicksburg acquired various oil, gas and mineral leases located in the East Coastal Filed Prospect in Starr and Hidalgo counties, Texas for an aggregate purchase price of approximately $518,000.


LOUISIANA SHELF PARTNERS, L.P.

 The Company contributed $240,000 to Louisiana Shelf in 2002 and $2,032,500 in 2003. Distribution of any profits of Louisiana Shelf are allocated 99% to the limited partners and 1% to the general partner until all capital has been returned to the partners. Thereafter, such distributions are allocated 60% to the limited partners and 40% to the general partner. We are subject to capital calls to meet the reasonable capital requirements of Louisiana Shelf.

OKLAHOMA

On May 20, 2003, we entered into a Membership Purchase Agreement with BWP Gas, LLC ("BWP") whereby the Company acquired all of the Class B membership interest of BWP from HBA Gas, Inc. ("HBA") (the "BWP Acquisition"). BWP's sole asset at the time of the BWP Acquisition was a 4.5% working interest in the Mary #2-34Well ("Mary Well") in the Potato Hills Deep Prospect ("Potato Hills") located in Latimer and Pushmataha Counties, Oklahoma.

After the BWP Acquisition, BWP invested $276,277 to acquire a 5% working interest in Indian Prospect located in Roger Mills County, Oklahoma, with GHK Company, LLC ("GHK") as the operator. The Company has not received assignment of these leases from GHK as of this date.

During 2003, two wells were drilled on the prospects. One of the wells began producing in 2003, while the other well was still in progress at December 31, 2003.

As part of the Restructuring, we sold all of our interests in BWP in February 2004.


BWP GAS, LLC

The Company became the sole Class B member and the managing member with a 99% interest in BWP. Oklahoma Hills Gas, LLC ("Oklahoma Hills") is the Class A member with a 1% interest. HBA is the managing member of Oklahoma Hills and Ernest Bartlett is the president of HBA and also the president of FEQ Investments, Inc. FEQ Investments, Inc. was a principal holder of our Series A and Series B Preferred stock as well as interests in certain entities which serve as the general partner of certain oil and gas limited partnerships in which the Company has interests. The total purchase price of the BWP Acquisition amounted to $11,318,500, consisting of 3,300,000 shares of our common stock, warrants to purchase an additional 1,650,000 common shares at an exercise price of $2.00 per share expiring in May 2006 and a contribution of $2,500,000 to BWP in order for BWP to complete its funding commitment under the exploration agreement. Subsequent to the BWP Acquisition, the Company contributed an additional $974,000 to BWP.

In February 2003, BWP entered into an exploration agreement ("Exploration Agreement") with GHK Company, LLC ("GHK") and its affiliate, which was amended in May 2003, to jointly cooperate and participate in the exploration and development of certain oil and gas leases in the Potato Hills area. Under the Exploration Agreement, BWP also has the right to participate in a 4.5% interest of all additional wells drilled in Potato Hills and the right to purchase up to a 10% interest in all wells identified by GHK in the future. In the event that the total costs for the drilling of the Mary No. 2-34 Well as reflected in the AFE exceed one hundred and ten percent (110%) of the budgeted amount, BWP is obligated to pay its proportionate share of such costs. BWP's working interest in Potato Hills is subject to various terms and specifications including restrictions, overriding royalty interests, specific drilling depths, future wells, specific locations, and other parties with priority in recovering their costs in certain net profits in the interests. We have legal proceedings with GHK relating to performance of the parties under the Exploration Agreement. See "Legal Proceedings."

BWP's share of drilling cost in the Potato Hills Prospect was $60,637 as of December 31, 2003. BWP's share of drilling cost in the India Prospect was $403,372 as of December 31, 2003.

We recognized a non-cash charge on producing properties during the years 2003 and 2002 of $10,117,867 and $0, respectively, for those properties whose carrying values exceeded the undiscounted future net cash flows.


EGI LOUISIANA, INC. - HELL HOLE BAYOU PROSPECT

From February through August 2002, we acquired various working interests in the leases underlying the North Hell Hole Prospect (the "Prospect"). The purpose of the Prospect was to explore, develop and produce certain oil and gas interests it possesses in a contracted area known as Hell Hole Bayou located in Vermillion Parish, Louisiana. The Company acquired these interests from various leaseholders, including Touchstone Resources USA, Inc. ("Touchstone USA"). The Company's various interests were subject to various terms and specifications including restrictions, overriding royalty interests, specific drilling depths, future wells, specific locations, and other parties with priority in recovering their costs in certain net profits in the interests. As of December 31, 2003, the Company owned an aggregate working interest of 37.9% and an additional 10% back-in interest.

In December 2002, our outside engineer and operator determined that the initial hole was dry. Drilling on a sidetrack project in 2003 was a dry hole also. Two leases required the Company to commence new exploration within 90 days of the determination of the dry hole. Management decided not to pursue additional exploration within these lease areas. Consequently, these leases were allowed to lapse. Management also decided not to pursue additional exploration within the remaining three leases. Consequently, these three leases were also allowed to lapse. Impairments aggregating $15,019,588 were recorded during 2002 and 2003, which comprised all drilling costs incurred to date plus 100% of the lease acquisition costs for the entire Hell Hole Prospect.


PLANNED EXPLORATION AND DEVELOPMENT EXPENDITURES

We anticipate exploration and development expenditures in 2004 to be $11.6 million. These expenditures include $4.5 million in Phu Horm, $6.2 million for seismic expenses and exploration and development related general and administrative expenses primarily in the North Sea and the remainder for corporate capital expenditures. We may increase or decrease our planned activities for 2004, depending upon drilling results, potential acquisition candidates, product prices, the availability of capital resources, and other factors affecting the economic viability of such activities.

RESERVES

At December 31, 2003, we had proved reserves of 52 million cubic feet of gas, all related to the Oklahoma properties of BWP. As of March 29, 2004, we have no proved reserves as BWP was sold as part of the Restructuring. Although the Phu Horm 3 well tested in excess of 30,000 Mcf/day, the well has not yet been classified as a commercial well by the Thai government and is not included in proved reserves.


EXPLORATION AND DEVELOPMENT ACTIVITIES

Our oil and gas exploratory activities are as follows for the year ended December 31, 2003. A well is considered productive for purposes of the following table if it justifies the installation of permanent equipment for the production of oil or gas. The term "gross wells" means the total number of wells in which we own an interest, while the term "net wells" means the sum of the fractional working interests we own in gross wells. The information should not be considered indicative of future performance, nor should it be assumed that there is necessarily any correlation between the number of productive wells drilled, quantities of reserves found or economic value. Wells classified as "in progress" at year-end represent wells where drilling activity is ongoing, wells awaiting installation of permanent equipment and wells awaiting the drilling of additional delineation wells.

                          Productive Wells               Dry Holes                In Progress Wells
                        --------------------    -------------------------     -----------------------
                         Gross          Net       Gross             Net        Gross            Net
                        -------      -------    --------         --------     --------       --------
Thailand                      -            -           -                -            1           0.09

Louisiana                     -            -           2             0.50            -           -
Oklahoma                      1         0.05           -                -            1           0.05
                        -------      -------    --------         --------     --------       --------
Total United States           1         0.05           2             0.50            1           0.05
                        -------      -------    --------         --------     --------       --------
Total                         1         0.05           2             0.50            2           0.14
                        =======      =======    ========         ========     ========       ========

We do not own any drilling rigs, and all of our drilling activities are conducted by independent drilling contractors.


PRODUCTIVE WELL SUMMARY

At December 31, 2003, we had one productive well which was included in the BWP sale as part of the Restructuring. Therefore, we have no productive wells as of March 29, 2004, although the Phu Horm 3 tested in excess of 30,000 Mcf/day.

UNDEVELOPED ACREAGE

The following table sets forth certain information regarding our undeveloped leasehold acreage as of December 31, 2003 in the areas indicated. This table excludes options to acquire leases and acreage in which our interest is limited to royalty, overriding royalty and similar interests.


Area                                             Endeavour Entity        Gross                  Net
                                               Owning the Interests
                                               --------------------  ------------         ------------
Thailand - Khorat Plateau                      PHT                      1,969,564              201,290

Louisiana - Cameron Parish                     Louisiana Shelf              3,590                  898
Oklahoma                                       BWP                         28,408                1,420
Mississippi - Black Warrior Basin              Knox Miss                  104,211               38,377
                                                                     ------------         ------------
     Total United States                                                  136,209               40,695
                                                                     ------------         ------------
     Total                                                              2,105,773              241,985
                                                                     ============         ============

The undeveloped leasehold in the Cameron Parish, Louisiana area expires in December 2005 and March 2006 in the absence of production, assuming the rentals are paid timely. As referred to above, our management has decided not to pursue any additional exploration in two of these Cameron Parish leases. The undeveloped leasehold in the Black Warrior Basin, Mississippi, generally expires in 2013 if all options to extend the leases are exercised. All leasehold acres in which Knox Miss Partners, L.P. is entitled to an assignment are included.

The properties in Oklahoma and Mississippi were sold in February 2003 as part of the sale of our interests in Knox Miss. Partners, L.P. and BWP Gas, LLC.

ITEM 3.  LEGAL PROCEEDINGS

On or about March 4, 2004, the GHK Company, LLC, GHK/Potato Hills Limited Partnership, and Brian F. Egolf (collectively, "Plaintiffs") commenced an action against Endeavour International Corporation ("Endeavour"), f/k/a Continental Southern Resources, Inc. ("CSOR"), (collectively, "defendants") as well as BWP Gas, L.L.C. ("BWP") and HBA Gas, Inc. ("HBA") in Oklahoma City, Oklahoma. In the petition, Plaintiffs allege that CSOR intended to acquire a majority of the membership interests in BWP and that HBA in turn entered into an agreement to assign Plaintiff 2.5 million common shares of CSOR stock upon compliance by Plaintiffs with certain contractual obligations including but not limited to completion and initial commercial production of the Mary #2-34 well, along with the presentation of a development plan and the commencement of the next exploration or development well in the Potato Hills Deep Prospect. Plaintiffs further allege in their petition that BWP, HBA and Endeavour are alter egos of each other and jointly and severally liable to Plaintiffs for failing to deliver Plaintiffs the CSOR common stock. Plaintiffs seek delivery of the stock as well as a temporary restraining order, a primary and permanent injunction (i) enjoining all dilutions of Plaintiff rights pertaining to CSOR stock; (ii) enjoining Endeavour from all future stock issuances and transfers of assets not in the ordinary course of business and (iii) prohibiting the alienation or encumbrance of the

CSOR stock that is allegedly in Plaintiff's possession. Management intends to litigate vigorously and believes it has good and valid defenses. However, the action has just begun and counsel is unable to opine on the outcome of the litigation.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

By unanimous written consent dated December 12, 2003, the holders of all 4,090,713 then outstanding shares of our Series A Preferred Stock approved amendments to the Certificate of Designation of Series A Preferred Stock. The amendments consisted of deleting the defined term "Permitted Repurchases" and all references to "Permitted Repurchases" in the Certificate of Designation and deleting the prohibition against repurchasing or redeeming any shares of preferred stock. The forgoing amendments were necessary to permit us to purchase the shares of series B preferred stock which was a condition to the complete the Merger and the Restructuring.


PART II


ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Our common stock currently trades on the OTC Bulletin Board under the symbol "EVOR". Prior to February 27, 2004, our common stock traded on the OTC Bulletin Board under the symbol "CSOR". Prior to December 10, 2001, there was no public trading market for our common stock. On December 10, 2001, the common stock became eligible for quotation in the "Pink Sheets." On February 27, 2002, the common stock became eligible for quotation on the OTC Bulletin Board. The following table sets forth the range of high and low bid prices per share of our common stock for each of the calendar quarters identified below as reported by the OTC Bulletin Board. These quotations represent inter-dealer prices, without retail mark-up, markdown or commission, and may not represent actual transactions.

                                                2003                                   2002
                                   -----------------------------           -----------------------------
                                      High                Low                High                 Low
                                   ---------           ---------           ---------           ---------
First Quarter                      $    5.25           $    3.30           $    3.75           $    2.90
Second Quarter                          3.47                2.63                6.25                3.00
Third Quarter                           2.90                1.95                6.40                4.90
Fourth Quarter                          2.29                2.10                5.50                4.05

The last reported price of our common stock on the OTC Bulletin Board on March 29, 2004 was $4.06 per share.

HOLDERS

As of March 29, 2004 the number of holders of record of our common stock was
426. We believe that there are a number of additional beneficial owners of our common stock who hold such shares in street name.


DIVIDENDS

We have not paid any cash dividends to date, and have no intention of paying any cash dividends on our common stock in the foreseeable future. Our Series B Preferred Stock is subject to a cumulative 8% dividend. Unless the full amount of the foregoing dividends is paid in full, we cannot declare or pay any dividend on our common stock. As of March 29, 2004, no shares of our Series A Preferred Stock or Series C preferred Stock were outstanding. The declaration and payment of dividends is subject to the discretion of our Board of Directors and to certain limitations imposed under Nevada corporate laws. The timing, amount and form of dividends, if any, will depend on, among other things, our results of operations, financial condition, cash requirements and other factors deemed relevant by our Board of Directors.


RECENT SALES OF UNREGISTERED SECURITIES

In all of the following sales of unregistered securities beginning October 1, 2003 through February 29, 2004, the shares or options were issued in a private placement transaction exempt from the registration requirements of the Securities Act of 1933, as amended, pursuant to Section 4(2) thereof or Rule 506 of Regulation D promulgated thereunder without payment of underwriting discounts or commissions to any person.

In November 2003, we issued 2,190 shares of common stock as compensation for legal fees of $4,600 to Joseph Fioravanti, a member of our Board of Directors at that time. The legal fees related to various professional services rendered to the Company.

In February 2004, we completed a private placement of 125,000 shares of our common stock for $250,000.

In February 2004, we completed a private placement of 25,000,000 shares of our common stock for $46,000,000, after deduction of placement agent commissions of $2,500,000, financial advisory fees of $1,250,000 and offering expenses, estimated to be $250,000. In addition, warrants to purchase 700,000 shares of our common stock at $2.00 per share were issued to the placement agent. The net proceeds were used for the purchase of approximately 14.1 million shares of common stock and 103,500.07 shares of our Series B Preferred Stock for $5.3 million and for repayment of the principal amount of certain outstanding convertible notes for $1.5 million, with the remainder of the net proceeds to be used for general corporate purposes, including potential acquisitions.

In February 2004, we granted 175,000 shares of our common stock as advisory fees for the Restructuring.

As consideration for services rendered in connection with the purchase of the shares of common stock and Series B Preferred stock from RAM, we issued 300,000 shares of our common stock to an unrelated party.

In February and March 2004, we issued 3,109,625 shares of our common stock to employees and directors. These shares vest at various dates through January 1, 2007.

ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

This Management's Discussion and Analysis or Plan of Operation and other parts of this report contain forward-looking statements that involve risks and uncertainties. All forward-looking statements included in this report are based on information available to the Company on the date hereof, and we assume no obligation to update any such forward-looking statements. Our actual results could differ materially from those anticipated in these forward-looking statements as a result of a number of factors, including those set forth in the section captioned "RISK FACTORS" in Item 1 and elsewhere in this report. The following should be read in conjunction with the audited financial statements of our and the notes thereto included elsewhere herein.

OVERVIEW

On February 27, 2004, the Company completed a series of mutually interdependent transactions that will significantly expand the scope and objectives of the company under the leadership of a new management team. The strategy of the new management team is to acquire, explore, and develop primarily international natural gas and oil properties, with an initial focus on the North Sea region. Our strategy in the coming months in the North Sea is to take advantage of the shift of the major exploration and production companies away from this region, the significant contraction of the independent sector, and the opportunities these changes create for new independent companies. We will leverage vertical alliances with companies that offer capabilities or technologies that will enhance our future exploratory and developmental efforts.

We have directly and, through our subsidiaries, indirectly acquired leasehold interests in prospects in Louisiana and Thailand and significant seismic data covering 79,200 square kilometers in the North Sea. With the assistance of various third parties, we plan to explore and develop these prospects and sell on the open market any gas or oil that we discover. We may rely on third parties to assist and advise us regarding the identification and leasing of properties on favorable terms. The Kingdom of Thailand is expected to award production area status to the Phu Horm prospect during 2004. The operator of the Phu Horm prospect expects to drill two wells during 2004 and anticipates production in 2005.

We may also rely upon various third parties who will be responsible for drilling wells, delivering any gas or oil reserves that are discovered through pipelines to the ultimate purchasers and assisting us in the negotiation of all sales contracts with such purchasing parties. We will play an active role in evaluating prospects, and to provide financial and other management functions with respect to the operations at each of our properties. We also may subcontract the performance of the physical operations at our properties, therefore we do not anticipate incurring substantial expenses related to the purchase of plant, machinery or equipment in connection with the exploration and development of our properties. Similarly, we do not anticipate any substantial increase in the number of persons that we employ.


BUSINESS STRATEGY

We intend to develop an asset portfolio balanced between exploration and exploitation, gas and oil, with an initial focus in the North Sea. Our immediate objective will be to gain, as soon as possible, a level of production and cash flow that will support a strong exploration effort and provide investment funding for exploitation opportunities we identify in acquired assets. The most desirable targets for investment in the North Sea are natural gas projects with long life production profiles and oil-producing assets that provide near term cash flow, as well as upside from further drilling. Technical teams will initially focus their efforts in the regions of the North Sea that offer large reserve potential, proven play concepts and undeveloped oil and gas resources.


RESULTS OF OPERATIONS


FISCAL YEAR ENDED DECEMBER 31, 2003 AS COMPARED TO FISCAL YEAR ENDED DECEMBER 31, 2002


REVENUES

We generated $27,305 of revenue during the fiscal year ended December 31, 2003 as compared to $16,142 of revenue during the fiscal year ended December 31, 2002. Revenues during 2003 were due to the initial production from our Oklahoma properties. These Oklahoma properties were sold in February 2004 as part of the Restructuring. Revenues during 2002 consisted of oil and gas revenues from our interest in CSR-Waha Partners, L.P. We sold our interest in CSR-Waha Partners, L.P. in January, 2003.


OPERATING EXPENSES

Operating expenses increased to $920,494 during 2003 from $258,560 in 2002 as production began from our Oklahoma properties and we increased activity on the Mississippi properties, partially offset by the sale of our interest in CSR-Waha Partners, L.P. in January 2003. Unproved property impairment expenses were $21,502,321 and $3,658,136 during the fiscal years ended December 31, 2003 and 2002, respectively. The increase in oil and gas properties impairment expenses was due to the impairment of Oklahoma properties of $10,117,867 in 2003, and the unsuccessful drilling results in Louisiana with impairments of $11,384,453 in 2003, while 2002's impairment related to unsuccessful drilling on the Hell Hole prospect.

BAD DEBT EXPENSE

Bad debt expense increased to $1,800,000 in 2003 from $550,601 in 2002. All of the bad debt expense for 2003 and 2002 was related to our investment in Touchstone Resources, Ltd. ("Touchstone"), a Canadian Exchange listed company and the parent company of Touchstone USA, Inc. As of December 31, 2003, we had recorded bad debt reserves for the full balance of our investment in Touchstone.


GENERAL AND ADMINISTRATIVE EXPENSES

General and administrative expenses increased by $997,191 to $2,132,451 during the fiscal year ended December 31, 2003 as compared to $1,135,260 for the fiscal year ended December 31, 2002. The increase was primarily due to an in increase in compensation expenses related to professional fees and noncash directors' fees.


OTHER (INCOME) AND EXPENSE

Other (income) and expense was $4,971,331 during the fiscal year ended December 31, 2003 as compared to $2,714,481 for the fiscal year ended December 31, 2002. The increase was primarily due to a $1,122,953 partnership investment loss associated with the Company's investment in Louisiana Shelf Partners, L.P. and $1.7 million in losses on the sale of marketable securities. These amounts were partially offset by $1.2 million gain on the sale of CSR-Waha Partners, L.P in 2003.


LIQUIDITY AND CAPITAL RESOURCES

Net cash used in operating activities during the fiscal year ended December 31, 2003 was $4,093,490 compared to $1,442,613 during the fiscal year ended December 31, 2002. The primary use of cash in operating activities was to fund our operating activities. Net cash used in investing activities for the fiscal year ended December 31, 2003 was $6,559,897 compared to net cash used in investing activities of $23,416,685 for the fiscal year ended December 31, 2002 and consisted primarily of $8,095,876, partially offset by receipts on note receivable of $1,468,500 in 2003, and $18,474,381 for the purchase of oil and gas interests and acquisition and investments in limited partnerships in 2003 and 2002, respectively, and $4,304,036 for the purchase of marketable securities in 2002. Net cash provided by financing activities during the fiscal year ended December 31, 2003 was $10,380,299 compared to $25,149,748 during the fiscal year ended December 31, 2002. Net cash provided by financing activities in 2003 consisted primarily of the proceeds from borrowings and sales of our common and preferred stock. Net cash provided by financing activities in 2002 consisted primarily of the issuances of promissory notes and sales of our common stock and preferred stock which were partially offset by costs relating to such financings.

Working capital decreased by approximately $4.8 million during the fiscal year ended December 31, 2003 to a deficit of $6,051,278 as compared to $1,214,580 as of December 31, 2002. This decrease is primarily due to the issuance of our convertible notes and deferred equity option, and an increase in accounts payable and accrued expenses to $5,235,725 as compared to $2,719,860 at December 31, 2002.

In May 2003, we issued to the former Class B member of BWP and its designees (consisting of creditors and consultants of BWP) 3,300,000 shares of common stock and 1,650,000 warrants at an exercise price of $2.00 per share expiring in three years as consideration for its purchase of the 100% of the Class B Membership in BWP.

Between May and July 2003, we sold 477,500 shares of Series C Convertible Preferred Stock in a private placement for $10.00 per share. We were required to register the resale of all shares of the common stock issuable upon conversion of the Series C Preferred Stock, within 90 days of the date of termination of the offering. We recorded $307,200 in offering costs related to this offering.

During 2003, we entered into two securities purchase agreements with RAM during 2003. In connection with these agreements we have issued 950,000 shares of our common stock to RAM.

In April 2002, we entered into a loan agreement to borrow $1,500,000 from Gemini Growth Fund, LP ("Gemini"), a Delaware limited partnership. Gemini subsequently changed its name to Trident Growth Fund, L.P. ("Trident"). The note is a 12% secured convertible promissory note. The note is secured by substantially all of the assets of the Company. The note was to originally mature on October 21, 2003, however on July 29, 2003, the loan was amended to extend the maturity date to July 31, 2004 and increase the principal amount to $2,100,000. As consideration for Trident's increasing of the original loan to $2,100,000,we granted Trident warrants to purchase 150,000 shares of our common stock at an exercise price of $1.60 per share. The warrants are exercisable immediately and will expire on July 23, 2008. In February 2004, $1,500,000 of principal was repaid on the note and $600,000 of principal along with accrued interest was converted into our common stock as part of the Restructuring.

The foregoing constitutes our principal sources of financing during the past twelve months. We do not currently maintain a line of credit or term loan with any commercial bank or other financial institution. Our capital needs have been, and continue to be principally met through proceeds from the sale of our equity and debt securities. We have used these funds to acquire leasehold interests.


ANTICIPATED CAPITAL EXPENDITURES

For 2004, we anticipate exploration and development expenditures will be $11.6 million. These expenditures include $4.5 million in Thailand, $6.2 million for seismic expenses and exploration and development related general and administrative expenses primarily in the North Sea and the remainder for corporate capital expenditures. We may increase or decrease our planned activities for 2004, depending upon drilling results, potential acquisition candidates, product prices, the availability of capital resources, and other factors affecting the economic viability of such activities. We will also incur additional general and administrative expenses over the next twelve months. After completion of the Offering with $50 million of gross proceeds, we believe that we will have sufficient funding for at least 24 months to continue to execute our business plan.

In the event that we locate additional prospects for acquisition, receive authorizations for expenditures from the operators at our prospects in excess of budgeted amounts, or experience cost overruns at our prospects, we may be required to raise funds through additional offerings of our securities or borrowings in order to have the funds necessary to complete these acquisitions and continue our operations. If we are unable to obtain additional funds when they are required or if the funds cannot be obtained on terms favorable to us, then we may be required to delay, scale back or eliminate some or all of our well development programs or may even be required to relinquish our interest in certain properties. If one or more of the other owners of leasehold interests in our prospects fail to pay their equitable portion of development or operation costs, then we may need to pay additional funds to protect our ownership interests in our leasehold interests and for general corporate purposes.


ITEM 7.  FINANCIAL STATEMENTS

See "Financial Statements" beginning on page F-1.


ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

Not applicable.


ITEM 8A.  CONTROLS AND PROCEDURES.

Under the supervision and with the participation of our management, including our co-executive officers ("Co-CEOs") and our Chief Accounting Officer, we evaluated of the effectiveness of our disclosure controls and procedures as of the end of the fiscal period covered by this report. Based on that evaluation our Co-CEOs and our Chief Accounting Officer concluded that our disclosure controls and procedures are effective to ensure that information we are required to disclose in our reports filed or submitted under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms. There was no change in our internal control over financial reporting during our most recently completed fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART III


ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

The following sets forth certain information about each director and executive officer of the Company.


   Name                         Age                    Positions Held
   ----                         ---                    --------------
William L. Transier             49       Co-Chief Executive Officer and Director
John N. Seitz                   52       Co-Chief Executive Officer and Director
John B. Connally III            57       Director
Nancy K. Quinn                  50       Director
Michael D. Cochran              62       Executive Vice President Exploration
Bruce H. Stover                 55       Executive Vice President Operations and Business Development
H. Don Teague                   61       Executive Vice President, Administration, General Counsel and Secretary
Robert L. Thompson              57       Vice President, Chief Accounting Officer and Corporate Planning
Ronald A Bain                   57       Vice President Geosciences

In March 2004, Mr. Joseph Fioravanti resigned from our Board of Directors and Ms. Nancy Quinn was appointed to our Board of Directors.

The following is a brief summary of the business experience of each of the above-named individuals:

WILLIAM L. TRANSIER became Co-Chief Executive Officer and a Director of the Company upon consummation of the Merger. From 1999 to 2003, Mr. Transier was executive vice president and chief financial officer for Ocean Energy, Inc. prior to its merger with Devon Energy Corporation. In this role, he was responsible for the functions associated with corporate treasury, accounting, investor relations, corporate communications, human resources, administration, tax, corporate planning, internal audit, corporate M&A, business development and marketing and trading. He was named to that position in March 1999 following the merger of Ocean Energy and Seagull Energy Corporation ("Seagull Energy"). Mr. Transier was part of the executive management team that spearheaded the most recent merger that ultimately contributed to the creation of the largest independent U.S. oil and gas exploration and production company, Devon Energy Corporation.

From September 1998 to March 1999, Mr. Transier was executive vice president and Chief Financial Officer for Seagull Energy, and was part of the leadership team that successfully completed the merger with Ocean Energy. He originally joined Seagull Energy in May 1996 as senior vice president and chief financial officer. Mr. Transier began his career in the audit department of KPMG LLP, an international audit and business strategy consulting firm. In 1986, he became a partner in the firm.

Mr. Transier graduated from the University of Texas with a Bachelor of Business Administration and honors in accounting. He received his Masters in Business Administration from Regis University and attended the International Program at Wharton Business School. He also studied law at the University of Houston Law Center. Mr. Transier is a director of Reliant Resources, Inc., and Cal Dive International, Inc.

JOHN N. SEITZ became Co-Chief Executive Officer and a Director of the Company upon consummation of the Merger. From January 2002 to March 2003, Mr. Seitz was Chief Executive Officer, Chief Operating Officer and President of Anadarko Petroleum Corporation. Mr. Seitz was named to those positions in 2002 following a progression of increasingly responsible executive positions from Vice President-Exploration from 1997 to 1999 to President and Chief Operating Officer from 1999 to 2003. Under Mr. Seitz's leadership, Andarko successfully and economically grew its reserves and production base from its independence in 1986 through 2002 through a combination of consistent organic growth and selective acquisitions, making Anadarko one of the largest independent exploration and production companies in the world. This growth was spearheaded by Anadarko's significant exploration discoveries in Algeria, Alaska, the East Texas Bossier Play, and the sub-salt play in the Gulf of Mexico. During the ten-year period commencing in 1992, Anadarko grew its reserves per share by an average of 11% per year. Mr. Seitz began his career with Anadarko in 1977 as a senior geologist and progressed to the position of Manager - Exploration in 1986 at the time of Anadarko's spin-off from Panhandle Eastern. Before that, Mr. Seitz was a geologist with Amoco Production Company, beginning his career there in 1975.

Mr. Seitz received his Bachelor of Science degree in Geology from the University of Pittsburgh in 1974 and a Master of Science degree in Geology from Rensselaer Polytechnic Institute in 1975. He has also received advanced studies in business from the University of Houston and Wharton School of Business. Mr. Seitz is an AIPG Certified Professional Geologist and is a licensed professional geoscientist with the State of Texas. He serves as a trustee for the American Geological Institute Foundation and is a director of Input / Output Inc. and Elk Petroleum, Inc.

JOHN B. CONNALLY III has served as a Director of the Company since our 2002 annual meeting of shareholders. Mr. Connally is currently Chief Executive Officer of Pure Energy Group, Inc., a private oil and gas exploration and production company with extensive mineral interests principally in the state of New Mexico. Mr. Connally is also the President, Chief Executive Officer and a Director of BPK Resources, Inc., a gas and oil exploration company whose shares traded on the OTC Bulletin Board. Mr. Connally has over 30 years of experience in the oil and gas and oilfield services industry. Since 1999, he has been a principal in Graver Manufacturing Co., a private company that manufactures pressure vessels for the petrochemical and refining industry. In 1990, Mr. Connally was a member of the founding Board of Directors of Nuevo Energy Company, an exploration and production company listed on the New York Stock Exchange, where he served until 1996. Mr. Connally, formerly a partner with the law firm of Baker & Botts in Houston, Texas, specialized in corporate finance transactions for oil and gas and oil field service companies. Since leaving Baker & Botts in 1983, Mr. Connally has been an investor in the oil and gas, real estate, and oil field services industries. Mr. Connally received a Bachelor of Arts degree from the University of Texas at Austin and a Juris Doctor from the University of Texas School of Law.

NANCY K. QUINN became a Director of the Company in March 2004. Ms. Quinn is a Principal of Hanover Capital, a privately owned advisory firm which provides financial and strategic services primarily to clients in the energy, utility and natural resources industries. Ms. Quinn has over 20 years experience in the financial sector, particularly with clients in the energy and natural resources industries. Ms. Quinn was a co-founder of Hanover Capital in 1996 and has been a Principal with the company since that time. From 1996 until 2000, Ms Quinn was an Executive Director of The Beacon Group, LP., and Hanover Capital was a Limited Partner. The Beacon Group, now a part of JP Morgan Chase, was a merchant banking and financial advisory firm headquartered in New York. Prior to founding Hanover Capital, Ms. Quinn was the Co-Head of the Natural Resources Investment Banking at Kidder, Peabody & Co., an investment banking firm headquartered in New York. At Kidder, Ms Quinn was also Head of Southwest Regional banking and was based in Houston, Texas for approximately five years.

Ms. Quinn began her investment banking career at Kidder, Peabody in 1982. When Kidder, Peabody was sold to PaineWebber Incorporated, now owned by UBS, in 1994, Ms Quinn became the Co-Head of the Energy and Natural Resources Group. Ms Quinn was a Director of DeepTech International, a diversified energy company traded on the OTC market, from 1995 to 1998. Ms. Quinn was a Director of Louis Dreyfus Natural Gas Co., an exploration and production company traded on the New York Stock Exchange, from 1999 to 2001.

Ms. Quinn received a Bachelor of Fine Arts degree from Louisiana State University and a Masters in Business Administration from Louisiana State University.

H. DON TEAGUE became Executive Vice President, Administration, General Counsel and Secretary in March 2004. Most recently, Mr. Teague has been an independent consultant. Prior thereto he was Executive Vice President and General Counsel of ICG Communications, Inc., from 1997 to 2000, and Senior Vice President and General Counsel of Falcon Seaboard, Inc., from 1994 to 1997. Mr. Teague was a partner at Vinson & Elkins L.L.P. from 1974 to 1994. He divided his time between the Houston and London offices of that firm, serving as the administrative head of the London office of Vinson & Elkins for several years.

Mr. Teague received a B.B.A. and an LL. B. from The University of Texas and a LL.M. from Harvard University.

MICHAEL D. COCHRAN became Executive Vice President Exploration of the Company upon consummation of the Merger. From 2001 to 2003, Dr. Cochran was Senior Vice President, Strategy and Planning, for Anadarko. Named to the position in 2001, he was responsible for portfolio management, business models, economic analyses, business intelligence, and planning. From 1997 to 2001, he served as Vice President, World-Wide Exploration, where he was responsible for both U.S. and international exploration and development activities for Anadarko.

In addition, he led the integration of the Union Pacific Resources and Anadarko exploration and development organizations.

Dr. Cochran began his career with Gulf Oil Company ("Gulf Oil") in 1968, and served in many capacities in both research and exploration in U.S. and international arenas. Dr. Cochran was Manager, Exploration - Central Exploration Group, during the merger of Gulf Oil with Chevron Corporation. He joined Geosource, Inc. in 1984 as Director, Technology; his responsibilities included implementing and marketing new technologies. He joined Anadarko in 1987 as Chief Geophysicist and, subsequently held managerial positions in various exploration areas. Dr. Cochran was Manager, International Exploration for Anadarko during its initial discoveries in Algeria.

Dr. Cochran holds a Bachelor of Science degree from Tulane University and a Master of Science degree in Geology from Bowling Green State University. He earned a Ph.D. in Geophysics from Rice University in 1969.

BRUCE H. STOVER became Executive Vice President Operations and Business Development of the Company upon consummation of the Merger. From 1997 to 2003, Mr. Stover was Senior Vice President, Worldwide Business Development for Anadarko. In this role, Mr. Stover had responsibility for evaluating and securing new business opportunities for Anadarko, domestic and international, and was also responsible for mergers and acquisitions. Mr. Stover joined Anadarko in 1980 as Chief Engineer. In 1989, he was named President and General Manager for Anadarko Algeria Corporation where he led the company's start-up operations in Algeria. In 1993, he was named Vice President, Acquisitions and in 1997 that position evolved into Vice President, Worldwide Business Development. Prior to joining Anadarko, Mr. Stover was employed with Amoco Production Company from 1972 to1979.

Mr. Stover is a graduate of the University of Oklahoma where he earned a Bachelor of Science degree in Petroleum Engineering in 1971.

ROBERT L. THOMPSON became Vice President, Chief Accounting Officer and Corporate Planning in March 2004. He was most recently Vice President and Controller of Ocean Energy. Mr. Thompson joined Ocean Energy in 2001 and was responsible for its accounting functions and a member of its Management Committee until the company merged with Devon Energy Corporation. Prior to Ocean Energy, he worked with Cambridge Energy Research Associates as a senior consultant on finance and economics. The majority of his career was spent with Dallas-headquartered independent oil and gas exploration and production company Oryx Energy Company and its predecessors. His positions there included Director - Financial Analysis, Director - Business Planning and Acquisitions, and Controller and Vice President - Planning. Oryx Energy merged with Kerr-McGee in 1999, with Mr. Thompson providing financial analysis and due diligence regarding that transaction.

Mr. Thompson received a Bachelor of Science in Management and a Masters in Business Administration from Drexel University in Philadelphia. He also attended the Senior Executive Program at Massachusetts Institute of Technology and is a certified public accountant.

RONALD A. BAIN became Vice President Geosciences of the Company upon consummation of the Merger. From 2001 to 2003, Dr. Bain was founder and president of ConRon Consulting, Inc. In this role, he provided advisory services in the areas of strategic geotechnologies and decision support for a wide range of client companies. Prior to his retirement from Anadarko in 2001, Dr. Bain held numerous management positions in technology and exploration. He joined Anadarko in 1983 as Division Exploration Manager, Gulf of Mexico. Dr. Bain held successive positions including Chief Geophysicist, Manager of Geoscience, General Manager (Anadarko China Company - Beijing), Manager of Exploration (Far East, South America and North Sea) and Manager of Exploration Technology and Planning. At retirement, he held the position of Manager, International Exploration. Immediately prior to joining Anadarko in 1983, he worked two years for Sohio Petroleum as Division Geophysicist, Gulf of Mexico. Dr. Bain entered the industry in 1974 as a research geophysicist with Gulf Research & Development Co. and held increasingly responsible positions in exploration with Gulf Oil in Oklahoma City and New Orleans.

Dr. Bain holds Bachelor of Science and Doctor of Philosophy degrees in physics from the University of Texas at Austin and a Master of Science degree in physics from the University of Pittsburgh.


DIRECTOR AND OFFICER TENURE

All directors hold office until the next annual meeting of stockholders and the election and qualification of their successors. Officers are elected annually by the Board of Directors and serve at the discretion of the Board.


AUDIT COMMITTEE FINANCIAL EXPERT

The Board of Directors has determined that Nancy K. Quinn, a member of the audit committee, is independent and an audit committee financial expert as such terms are defined by the SEC.


SECTION 16(A) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

Section 16(a) of the U.S. Securities and Exchange Act of 1934, as amended (the "Exchange Act"), requires the Company's officers and directors and persons who own more than ten percent (10%) of the Company's Common Stock to file with the Securities and Exchange Commission ("SEC") initial reports of ownership and reports of changes in ownership of the Company's Common Stock. Such officers, directors and ten percent (10%) stockholders are also required by applicable SEC rules to furnish the Company with copies of all forms filed with the SEC pursuant to Section 16(a) of the Exchange Act. Based solely on our review of the copies of such forms we received, we believe that during the fiscal year ended December 31, 2003, all Section 16(a) filing requirements applicable to the Company's officers, directors and 10% stockholders were satisfied in a timely fashion.

CODE OF ETHICS

On March 24, 2004, we adopted a code of ethics applicable to all employees, including our Co-Chief Executive Officers and Principal Accounting Officer. The code of ethics is filed as an exhibit to this Form 10-KSB.

ITEM 10.  EXECUTIVE COMPENSATION

The following table provides certain summary information concerning compensation paid to or accrued by our former chief executive officer (the "named executive officer") during the fiscal years ended December 31, 2003 and 2002. We had no other officers that qualified for disclosure for fiscal years 2003 and 2003 and we did not pay any compensation to any of our officers during 2001.

                           SUMMARY COMPENSATION TABLE

                                               Salary    Bonus    Securities Underlying
  Name And Principal Position    Fiscal Year    ($)       ($)         Options (#)
  ---------------------------    -----------  -------    -----    ---------------------
Stephen P. Harrington,             2003       150,000       --               --
President (1)
                                   2002       112,500       --          100,000

(1) Mr. Harrington served as our President from February 18, 2002 through February 26, 2004.


                  OPTION GRANTS IN YEAR ENDED DECEMBER 31, 2002
                               (Individual Grants)

The following table sets forth for the named executive officer information regarding stock options granted to such officer during the 2003 fiscal year.

                                INDIVIDUAL GRANTS


                               Number of
                               Securities         % of Total
                               Underlying      Options Granted      Exercise or
                                Options        to Employees in      Base Price
         Name                  Granted (#)       Fiscal Year         ($/share)      Expiration Date
----------------------         -----------     ---------------    -------------     ---------------

Stephen P. Harrington              100,000          100%             $   2.30(1)    August, 2008

(1) The options included above were originally granted in 2002 at an exercise price of $5.00 per share. During 2003, these options were repriced to $2.30 per share.

                       AGGREGATED OPTION EXERCISES IN THE
               2003 FISCAL YEAR AND FISCAL YEAR-END OPTION VALUES

The following table sets forth for the named executive officer, information regarding stock options exercised by such officer during the 2003 fiscal year, together with the number and value of stock options held at 2003 fiscal year-end, each on an aggregated basis.

                                                                          Number of
                                                                         Securities
                                                                         Underlying
                                                                         Unexercised
                                                                         Options at        Value of Unexercised
                                     Number of                             Fiscal         In-The-Money Options at
                                      Shares                            Year-End (#)        Fiscal Year-End ($)
                                    Acquired on      Value Realized     Exercisable/           Exercisable/
             Name                  Exercise (#)           ($)           Unexercisable        Unexercisable (1)
--------------------------------  ----------------  -----------------  ----------------  --------------------------
Stephen P. Harrington                          NA                 NA       100,000 (2)                   --    (2)

(1) The last sales price of our common stock on December 31, 2003 as reported on the OTC Bulletin Board was $2.18 per share.

(2) All outstanding options held by Mr. Harrington were exercisable but out-of-the-money at December 31, 2003.

In February 2004, Mr. Transier and Mr. Seitz became our Co-Chief Executive Officers. Pursuant to their three-year employment agreements, Mr. Transier and Mr. Seitz will receive no cash salary during 2004.

DIRECTORS COMPENSATION

In November 2002, the Company issued options to purchase 100,000 shares of common stock to each Director of the Company. On August 8, 2003, the prior Board of Directors modified the terms of the 500,000 options granted to its directors in 2002 by reducing the option exercise price from $5.00 to $2.30 per share and extending the option expiration date from November 4, 2004 to August 4, 2008. During August 2003, the Company paid legal fees in cash and shares of common stock of $20,800 to Joseph Fioravanti, who was a director of the Company at that time, and issued 100,000 shares of common stock and granted options to purchase 200,000 shares of common stock as director compensation. The options vest immediately at an exercise price of $3.00 per share and will expire on August 3, 2008. In 2003, the directors received no additional compensation for serving on the Board of Directors, other than reimbursement of reasonable expenses incurred in attending meetings.

In March 2004, we approved a new compensation plan for directors whereby directors receive annual compensation of 5,000 shares of restricted common stock, 5,000 options to purchase our common stock, and $20,000 in cash. All stock and options grants will be at the current market price of our common stock. The directors will also receive $1,000 per committee meeting attended and $2,500 per committee meeting attend as chairman of the committee. We also issued a one time grant to each non-employee director of 20,000 shares of restricted common stock and 20,000 options to purchase our common stock at $2.00 per share.

ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT


COMMON STOCK

The following table sets forth, as of March 29, 2004, information with respect to the securities holdings of all persons which the Company, pursuant to filings with the SEC, has reason to believe may be deemed the beneficial owners of more than five percent (5%) of our outstanding common stock. The table also sets forth, as of such date, the beneficial ownership of our common stock by the named executive officer, current executive officers and all directors, individually and as a group.

                                                                        Amount and Nature
                                                                          of Beneficial             Percentage
Name and Address of Beneficial Owner                                       Ownership(1)             of Class(1)
------------------------------------                                       ------------             -----------
William L. Transier                                                         6,093,750                  8.8%
1001 Fannin, Suite 1700
Houston, TX 77002

John N. Seitz                                                               6,093,750                  8.8%
1001 Fannin, Suite 1700
Houston, TX 77002

Michael P. Marcus                                                           4,652,313(4)               6.7%
1505 Rockcliff Road
Austin, TX 78746

RAM Trading, Ltd.                                                           4,134,361                   6.0
2100 Enterprise Avenue
Geneva, Illinois 60134

Stephen P. Harrington                                                       2,059,542(3)               3.0%
111 Presidential Boulevard
Suite 158A
Bala Cynwyd, PA  19004

Bruce H. Stover                                                               837,500                    *
1001 Fannin, Suite 1700
Houston, TX 77002


Michael D. Cochran                                                            687,500                    *
1001 Fannin, Suite 1700
Houston, TX 77002

Ronald A. Bain                                                                556,250                    *
1001 Fannin, Suite 1700
Houston, TX 77002

H. Don Teague                                                                 325,000                    *
1001 Fannin, Suite 1700
Houston, TX 77002

Robert L. Thompson                                                            150,000                    *
1001 Fannin, Suite 1700
Houston, TX 77002

John B. Connally III                                                          120,000(2)                 *
1745 Bolsover
Houston, TX  77005

Nancy K. Quinn                                                                 32,500                    *
Six Georgica Close Road
P.O. Box 2884
East Hampton, NY 11937

   All directors and executive officers as a group (10 persons)            16,955,792(5)               24.5%

---------------------
*Less than 1%

(1) The securities "beneficially owned" by an individual are determined in accordance with the definition of "beneficial ownership" set forth in the regulations promulgated under the Securities Exchange Act of 1934 and, accordingly, may include securities owned by or for, among others, the spouse and/or minor children of an individual and any other relative who has the same home as such individual, as well as, other securities as to which the individual has or shares voting or investment power or which each person has the right to acquire within 60 days through the exercise of options or otherwise. Beneficial ownership may be disclaimed as to certain of the securities. This table has been prepared based on 69,127,070 shares of common stock outstanding as of March 29, 2004.

(2) Consists of shares issuable upon exercise of options.

(3) Includes 100,000 shares issuable upon exercise of options. Also includes 1,909,542 shares owned of record by SPH Investments, Inc., of which Mr. Harrington is the sole officer and director.

(4) Includes 282,500 shares issuable upon exercise of warrants.

(5) Includes 200,000 shares issuable upon exercise of options.


SERIES B PREFERRED STOCK

The holders of our Series B Preferred Stock are entitled to vote with the holders of our common stock on all matters for which our stockholders are entitled to vote. Each share of Series B Preferred Stock is entitled to one vote per share

The following table sets forth, as of March 29, 2004, information with respect to the securities holdings of all persons which the Company has reason to believe may be deemed the beneficial owners of more than five percent (5%) of our outstanding shares of Series B Preferred Stock. As of such date, the named executive officer and directors did not beneficially own any shares of our Series B Preferred Stock.

                                          Amount and Nature
                                            of Beneficial         Percentage of
Name and Address of Beneficial Owner         Ownership(1)            Class(1)
                                             ------------            --------

Michael Lauer
7 Dwight Lane
Greenwich, CT 06831                                19,714               100.0%

(1) The securities "beneficially owned" by an individual are determined in accordance with the definition of "beneficial ownership" set forth in the regulations promulgated under the Securities Exchange Act of 1934 and, accordingly, may include securities owned by or for, among others, the spouse and/or minor children of an individual and any other relative who has the same home as such individual, as well as, other securities as to which the individual has or shares voting or investment power or which each person has the right to acquire within 60 days through the exercise of options or otherwise. Beneficial ownership may be disclaimed as to certain of the securities. This table has been prepared based on 19,714 shares of Series B Preferred Stock outstanding as of March 29, 2004.

The following table sets forth, as of December 31, 2003, information with respect to securities authorized for issuance under equity compensation plans.

                      EQUITY COMPENSATION PLAN INFORMATION

                                                                                                        Number of
                                                         Number of                                      securities
                                                      securities to be       Weighted-average      remaining available
                                                        issued upon           exercise price       for future issuance
                                                        exercise of           of outstanding           under equity
                                                        outstanding              options,           compensation plans
                                                     options, warrants         warrants and             (excluding
                                                         and rights               rights                securities
                                                                                                   reflected in column
                                                                                                           (a))
                                                            (a)                     (b)                    (c)
                                                    ---------------------    ------------------    ---------------------
Equity compensation plans approved by security
   holders                                                        0                  NA                          NA
Equity compensation plans not approved by
   security holders                                         700,000                  $2.50                        0
Total                                                       700,000                  $2.50                        0

The options identified above, were issued to our directors on November 5, 2002 and August 4, 2003. The options have terms of 5 years from the date of grant, are immediately exercisable, are not transferable, and terminate one (1) year after termination due to death.

In the event of a Change In Control, we are required to deliver written notice to each optionee fifteen (15) days prior to the occurrence of a Change in Control, during which time all options may be exercised. Thereafter, all options that are neither assumed or substituted in connection with such transaction, automatically expire, unless otherwise determined by the Board. Under the terms of the options, a "Change In Control" is defined to include (i) a sale or transfer of substantially all of our assets; (ii) the dissolution or liquidation of the Company; (iii) a merger, reorganization or consolidation in which we are acquired by another person or entity (other than a holding company formed by the Company); or (iv) the sale in a single transaction or series of related transactions of stock representing more than 50% of the voting power of all outstanding shares of the Company.


ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS


OPTIONS GRANTED TO EXECUTIVE OFFICERS AND DIRECTORS

On November 5, 2002, we granted non-qualified stock options to purchase 100,000 shares of common stock at an exercise price of $5.00 per share to all of our directors. The options were immediately exercisable in full and terminate on the earlier of November 4, 2004 or 90 days after cessation of service with the Company. On August 8, 2003, we modified the terms of the 500,000 options granted to its directors in 2002 by reducing the option exercise price from $5.00 to $2.30 per share and extending the option expiration date from November 4, 2004 to August 4, 2008.

On August 4, 2003, we issued 100,000 shares of common stock and granted options to purchase 200,000 shares of common stock to a newly appointed director as director compensation. The options vest immediately at an exercise price of $3.00 per share and will expire on August 3, 2008.

In February 2004, we modified the terms of the 700,000 options held by our directors in 2002 to remove the termination of the options 90 days after the cessation of service as a director.


WAIVER OF DEFAULT FROM TRIDENT GROWTH FUND, L.P.

The Company failed to comply with three financial covenants contained in the $1,500,000 Convertible Note (the "Note") issued to Trident Growth Fund, L.P, a former beneficial owner of more than 5% of our common stock. On March 24, 2003, Trident granted a waiver of compliance with such covenants for a six month period ending June 30, 2003 in consideration of the issuance of warrants to purchase 25,000 shares of our common stock at an exercise price of $1.60 per share. On June 30, 2003, we again failed to comply with three financial covenants and Trident granted a waiver of compliance with such covenants until June 30, 2004. The warrants are immediately exercisable and terminate April 30, 2012. In addition, we were obligated to file a registration statement permitting the public resale of shares of our common stock issuable upon conversion of the Note and cause such registration statement to be declared effective during October, 2002. Failure to do so results in a penalty consisting of the issuance of shares each month equal to 0.1% of our outstanding shares. Trident waived the penalty. As part of the Restructuring, all of the outstanding balance of the Note has either been repaid or converted into shares of our common stock.


SALE OF LIMITED PARTNERSHIP INTEREST IN CSR-WAHA PARTNERS, L.P. TO BPK RESOURCES, INC.

On January 15, 2003, the Company sold its 99% limited partnership interest (the "Interest") in CSR-WAHA Partners, L.P., a Delaware limited partnership, to BPK Resources, Inc. for a purchase price of $2,000,000. Of this amount, $150,000 was received at closing, $1,500,000 through the issuance of a promissory note due April 30, 2003, and the balance through the issuance to the Company of 600,000 shares of BPK Resources, Inc. common stock. Mr. Connally, one of our directors, is the Chief Executive Officer and a Director of BPK Resources, Inc. As part of the Restructuring, the 600,000 shares of BPK Resources, Inc. has been included in the transfer of the non-core assets to the Series A and certain of the Series B Preferred Stock holders.

LOANS TO BPK RESOURCES, INC.

Between August and October 2002, the Company provided loans to BPK Resources, Inc. in the aggregate principal amount of $645,000. The loans accrue interest at rates of 10% and 12% per annum. Principal and accrued interest is payable on demand. During 2002, two of the Company's subsidiaries, Knox Miss. Partners, L.P. and CSR-WAHA Partners L.P., made short term loans to BPK Resources, Inc. All of these loans were included in the transfer of the non-core assets to the Series A and certain of the Series B Preferred Stock holders as part of the Restructuring in February 2004.


KNOX MISS., LLC

Knox Miss., LLC serves as the general partner of Knox Miss. Partners, L.P. FEQ Investments, Inc., a principal stockholder of the Company, owns a 60% membership interest in Knox Miss., LLC. On March 23, 2002, the Company purchased a 99% limited partnership interest in Knox Miss. Partners, L.P. for $2,705,000 and became a party to the Limited Partnership Agreement of Knox Miss. Partners, L.P. Under the terms of the partnership agreement, once capital is returned to all partners, any additional amounts available for distribution are allocated 75% to the limited partners and 25% to Knox Miss., LLC as the general partner.

During March 2003, the Company paid investment-banking fees of $60,000 to FEQ Investments, Inc. The investment-banking fees related to the certain debt placements for the benefit of Knox Miss Partners, L.P.

All of our interest in Knox Miss., LLC was sold in the Restructuring in February 2004.


PURCHASE OF BWP, LLC

On May 20, 2003, we purchased all of the issued and outstanding Class B Membership Interests of BWP Gas, LLC, a Delaware limited liability company ("BWP"), by issuing 3,300,000 shares of common stock and warrants to purchase an additional 1,650,000 shares and paying $2,500,000 in cash. As the sole Class B Member, we serve as the sole manager of BWP. Oklahoma Hills Gas, LLC is the sole Class A Member. The BWP Operating Agreement provides for distributions of profits to be allocated 99% to the Class B Member and 1% to the Class A Member until all capital has been returned to the members. Thereafter, distributions are allocated 75% to the Class B Member and 25% to the Class A Member. HBA Gas, Inc. ("HBA") is the managing member Oklahoma Hills Gas, LLC, and was the sole Class B Member of BWP prior to the sale of its membership interest to the Company. Ernest Bartlett is the President of HBA and is also the president of FEQ Investments, Inc. ("FEQ"), a former principal stockholder of the Company.

All of our interest in BWP was included in the transfer of the non-core assets to the Series A and certain of the Series B Preferred Stock holders in the Restructuring in February 2004.

PHT GAS, LLC.

PHT Gas, LLC, a Delaware limited liability company, served as the general partner of PHT Partners, L.P. until late February 2004. FEQ Investments, Inc., a former principal stockholder of the Company, owns a 75% membership interest in PHT Gas, LLC. On June 26, 2002, we purchased a 99% limited partnership interest (subsequently reduced to 94.1% as a result of the addition of additional limited partners) in PHT Partners, L.P. for $1,150,000 and became party to the Limited Partnership Agreement of PHT Partners, L.P. Under the terms of the partnership agreement, once capital is returned to all partners, any additional amounts available for distribution are allocated 75% to the limited partners and 25% to PHT Gas, LLC as the general partner. In late February 2004 and in connection with the NSNV merger, PHT Gas, LLC resigned as the general partner of PHT Partners, L.P., and PHT Holding GP, LLC, a Texas limited liability company in which we own 100% of the outstanding membership interests, was named as the new general partner. As a result, PHT Gas, LLC relinquished all general partner management rights it held in PHT Partners, L.P., but retained its 25% back-in interest once capital is returned to all partners.


CSR, LLC

CSR, LLC serves as the general partner of CSR-Waha Partners, L.P., a Delaware limited partnership ("CSRWaha"). FEQ Investments, Inc., a former principal stockholder of the Company, owns a 75% membership interest in CSR, LLC. On August 9, 2002, we purchased a 99% limited partnership interest in CSRWaha for $890,000 and became a party to the Limited Partnership Agreement of CSRWaha. Under the terms of the partnership agreement, once capital is returned to all limited partners, any additional amounts available for distribution are allocated 75% to the limited partners and 25% to CSR, LLC as the general partner. On January 15, 2003, we sold our interest in CSRWaha.


LS GAS, LLC

LS Gas, LLC, a Delaware limited liability company, serves as the general partner Louisiana Shelf Partners, L.P., a Delaware limited partnership ("Louisiana Shelf"). FEQ Investments, Inc., a former principal stockholder of the Company, owns a 25% membership interest in LS Gas, LLC. On December 31, 2002, we purchased a 24% limited partnership interest in Louisiana Shelf for $661,250 and became a party to the Limited Partnership Agreement of Louisiana Shelf Partners, L.P. Under the terms of the partnership agreement, once capital is returned to all limited partners, any additional amounts available for distribution are allocated 60% to the limited partners and 40% to LS Gas, LLC, as the general partner.


TRANSACTIONS WITH SPH INVESTMENT, INC.

Stephen P. Harrington, our former President and Treasurer and Chairman of the Board of Directors, is the sole officer and director of SPH Investments, Inc. ("SPH"), a former principal stockholder of the Company. In June, 2002, the Company borrowed $300,000 from SPH which was repaid as of December, 2002. In March, 2002, we conducted a private placement of $4,150,000 principal amount of 8% unsecured convertible promissory notes in consideration of payment payable over a one year period. The resulting subscription receivable accrued interest at the rate of 2.69%. SPH purchased $1,500,000 principal amount of these notes. In May, 2002, all of these notes were converted into an aggregate of 5,928,797 shares of common stock and 4,090,713 shares of series A Preferred Stock. As a result, 2,142,876 shares of common stock and 1,478,571 shares of Series A Preferred Stock were issued to SPH. In January 2003, SPH paid the full balance of its outstanding subscription agreements amounting to $906,250. In January and May 2003, the Company borrowed $250,000 and $6,000 from SPH and issued various 10% demand notes. During 2003, the Company repaid the principal amounts of these notes along with $9,800 accrued interest.

LOANS TO INTERNATIONAL TRAVEL CD'S, INC.

In August and September of 2002, we loaned a total of $475,000 to International CD's, Inc. ("ILCD") pursuant to unsecured 10% promissory notes. $352,500 principal amount of the notes was repaid. On October 5, 2002, in full satisfaction of the $122,500 balance due under the notes, we entered into an assignment and release agreement with ILCD pursuant to which ILCD assigned its rights under a secured note issued by an unrelated third party to the Company which was due October 31, 2003. At the time of the transaction, Gerald Harrington, Stephen P. Harrington's brother, was a director and officer of the Company and was the sole officer and director of ILCD. The remaining balance of the notes was included in the transfer of the non-core assets to the Series A and certain of the Series B Preferred Stock holders in the Restructuring in February 2004.


TRANSACTIONS WITH FEQ INVESTMENTS, INC.

During 2002, we paid consulting and finder's fees in the amount of $200,000 and $260,000 to FEQ Investments, Inc., a former principal stockholder of the Company, and KAB Investments, Inc., an affiliate of FEQ Investments, Inc., respectively, in connection with the acquisition of certain oil and gas properties. In January 2003, we paid $693,000 representing all accrued interest due on the converted $9,857,149 promissory notes, to FEQ Investments, Inc. Prior to conversion, the holders of the notes assigned their rights to receive payment of such interest to FEQ Investments, Inc. We also loaned $136,000 to FEQ Investments, Inc. pursuant to a 10% demand promissory note. In May 2003, FEQ Investments, Inc. paid the full balance of its outstanding promissory note amounting to $139,204, which included $3,204 of accrued interest.

On February 19, 2003, Knox Miss. Partners, L.P., a former subsidiary of the Company, borrowed $1,200,000 from Gibralt USA, Inc. and issued a 12% promissory note due on the earlier of June 30, 2003 or our completion of an equity financing resulting in gross proceeds of at least $2,000,000. We issued 75,000 shares of common stock to the lender. The loan is guaranteed by the Company and FEQ Investments Inc. This note, along with accrued interest, was repaid during 2003.

On January 7, 2003, Louisiana Shelf loaned FEQ Investments, Inc. (the former managing member of PHT Gas, LLC and CSR, LLC) $1,220,000 and received a 10% promissory note. As of December 31, 2003, principal in the amount of $5,000 remained outstanding along with $59,638 in accrued interest. In the fourth quarter of 2003, Louisiana Shelf loaned an additional $125,000 to FEQ which was outstanding at December 31, 2003.

During July and August of 2003, FEQ Investments, Inc. paid $305,000 of its outstanding subscription agreement. As of December 31, 2003, $175,000 remained outstanding along with $17,008 in accrued interest. The subscription receivable along with accrued interest was included in the transfer of the non-core assets to the Series A and certain of the Series B Preferred Stock holders in the Restructuring in February 2004.

SALE OF NON-CORE ASSETS

As part of the Restructuring, we sold certain non-core assets to the holders of the Series A Preferred Stock and certain holders of the Series B Preferred Stock in February 2004. Stephen P. Harrington, our former President, Treasurer, and Chairman of the Board of Directors, beneficially owned approximately 36% of the Series A Preferred Stock and FEQ Investments, Inc., and its affiliate, KAB Investments, Inc., beneficially owned approximately 20% of the Series A Preferred Stock. In addition, FEQ Investments, Inc. and Mr. Harrington owned 17,712.86 shares of the Series B Preferred Stock. A majority of our disinterested directors approved the transfer of the non-core assets to the Series A and certain of the Series B Preferred Stock holders.


PURCHASE OF SECURITIES FROM RAM TRADING, LTD.

On December 16, 2003, RAM Trading Ltd. ("RAM") entered into an agreement with Lancer Offshore, Inc. and Lancer Partners, L.P. to purchase 14,097,672 shares of common stock and 103,500.07 shares of our Series B Preferred Stock (collectively, the "Lancer Shares") for $5,280,948. Concurrent with the execution of the foregoing agreement, we entered into an agreement with RAM to purchase the Lancer Shares for $5,330,948, subject to RAM completing the purchase of the Lancer Shares. Both the RAM purchase of the Lancer Shares and our purchase of the Lancer Shares from RAM were consummated on February 26, 2004.

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K

(a)       Exhibits.

See "Index of Exhibits" below which lists the documents filed as exhibits herewith.

(b)      Reports on Form 8-K.

We did not file any reports on Form 8-K during the last quarter of the period covered by this report.


ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES.

Our principal accountant for the last two fiscal years has been LJ Soldinger Associates.


AUDIT FEES

The aggregate fees billed by our principal accountant for professional services rendered for the audit of our annual financial statements on Form 10-KSB, the review of the financial statements included in our quarterly reports on Form 10-QSB and audit services provided in connection with statutory and regulatory filings were $235,000 for the fiscal year ended December 31, 2003 and $399,000 for the fiscal year ended December 31, 2002.

TAX FEES

The aggregate fees billed for tax compliance, tax advice and tax planning rendered by our independent auditors were $15,000 for the fiscal year ended December 31, 2002. The services comprising these fees include tax preparation, tax advice and tax planning services.


AUDIT-RELATED FEES AND ALL OTHER FEES

There were no other fees billed by our independent auditors for the fiscal years ended December 31, 2003 or 2002.

The Audit Committee approved 100% of the fees paid to our principal accountant for audit-related, tax and other fees. The Audit Committee pre-approves all non-audit services to be performed by our principal accountant in accordance with the Audit Committee Charter.

                                   SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ENDEAVOUR INTERNATIONAL CORPORATION

Date: March 30, 2004  /s/ William L. Transier        /s/  John N. Seitz
                      --------------------------     ---------------------------
                      William L. Transier            John N. Seitz
                      Co-Chief Executive Officer     Co-Chief Executive Officer

In accordance with the Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


Signature                                       Title                                   Date
---------                                       -----                                   ----
By:      /s/ William L. Transier                Co-Chief Executive Officer and          March 30, 2004
         -------------------------------        Director (Co-Principal Executive
         William L. Transier                    Officer)


By:      /s/ John N. Seitz                      Co-Chief Executive Officer and          March 30, 2004
         -------------------------------        Director (Co-Principal Executive
         John N. Seitz                          Officer)


By:      /s/ John B. Connally III               Director                                March 30, 2004
         -------------------------------
         John B. Connally III


By:      /s/ Nancy K. Quinn                     Director                                March 30, 2004
         -------------------------------
         Nancy K. Quinn


By:      /s/ Robert L. Thompson                 Chief Accounting Officer (Principal     March 30, 2004
         -------------------------------        Financial Officer and Principal
         Robert L. Thompson                     Accounting Officer)

                      CONTINENTAL SOUTHERN RESOURCES, INC.
                          (A DEVELOPMENT STAGE ENTITY)

                              FINANCIAL STATEMENTS

                      CONTINENTAL SOUTHERN RESOURCES, INC.
                          (A DEVELOPMENT STAGE ENTITY)

                          Index to Financial Statements

Independent Auditors' Report                                           F-1

Consolidated Balance Sheets                                            F-2

Consolidated Statements of Operations                                  F-3

Consolidated Statements of Stockholders' Equity                        F-4

Consolidated Statements of Cash Flows                                  F-16

Notes to Financial Statements                                          F-18

                          INDEPENDENT AUDITORS' REPORT

Board of Directors and Shareholders
Continental Southern Resources, Inc.
Houston, Texas

We have audited the accompanying consolidated balance sheets of Continental Southern Resources, Inc.(a development stage entity) as of December 31, 2003 and 2002, and the related consolidated statements of operations, stockholders' equity, and cash flows for the years then ended and for the period January 13, 2000 (date of inception) through December 31, 2003. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Continental Southern Resources, Inc. as of December 31, 2003 and 2002, and the results of operations, changes in stockholders' equity and its cash flows for the years then ended and for the period January 13, 2000 (date of inception) through December 31, 2003 in conformity with accounting principles generally accepted in the United States of America.

L J SOLDINGER ASSOCIATES LLC

Deer Park, Illinois
March 16, 2004

                      CONTINENTAL SOUTHERN RESOURCES, INC.
                          (A DEVELOPMENT STAGE ENTITY)
                           CONSOLIDATED BALANCE SHEETS

                                                                                            December 31,
                                                                                 --------------------------------
                                                                                      2003              2002
                                                                                 --------------    --------------
                        ASSETS
Current Assets
   Cash and cash equivalents                                                     $       56,680    $      329,768
   Notes receivable - related party                                                     837,928           483,117
   Other receivables                                                                     87,080           205,642
   Interest receivable - related party                                                  158,382            53,800
   Marketable securities - related party                                                207,480           245,020
   Marketable securities                                                                512,000           600,000
   Prepaid expenses and advance payments to operators                                   260,644           325,772
   Other current assets                                                               1,200,550                 -
                                                                                 --------------    --------------

                Total Current Assets                                                  3,320,744         2,243,119

Property, and equipment:
   Oil and gas properties using successful efforts:
     Developed oil and gas interests net                                                 71,037                 -
     Undeveloped                                                                      6,428,227        15,077,643
   Other, net                                                                             9,370             7,608
Marketable securities - noncurrent                                                            -         2,417,021
Equity interests in oil and gas properties                                            2,838,536         1,373,491
                                                                                 --------------    --------------

                                                                                 $   12,667,914    $   21,118,882
                                                                                 ==============    ==============

                                       LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
   Accounts payable and accrued expenses                                         $    5,235,725    $    1,932,052
   Accounts payable and accrued expenses - related party                                      -           787,808
   Deferred equity option                                                               870,000                 -
   Convertible notes                                                                  3,242,654           737,839
   Note payable - related party                                                           3,500                 -
   Other                                                                                 20,143                 -
                                                                                 --------------    --------------

                Total Current Liabilities                                             9,372,022         3,457,699
                                                                                 --------------    --------------

Minority Interest                                                                        29,505            85,773
                                                                                 --------------    --------------
Commitments and Contingencies

Stockholders' Equity
   Preferred stock, Series A; $.001 par value; authorized - 9,500,000 shares;
     shares issued and outstanding - 4,090,713 at 2003 and 2002
     (Liquidation preference: $4,608,870)                                                 4,091             4,091
   Preferred stock, Series B; $.001 par value; authorized - 500,000 shares;
     shares issued and outstanding - 143,427 at 2003 and 2002
     (Liquidation preference: $15,585,675)                                                  144               144
   Preferred stock, Series C; $.001 par value; authorized - 1,500,000 shares;
        shares issued and outstanding - 477,500 at 2003 and 0 at 2002
        (Liquidation preference: $4,940,625)                                                478                 -
   Common stock; $.001 par value; authorized - 150,000,000 shares; shares issued and outstanding - 37,144,668 at 2003 and 31,699,834 at
        2002; and 0 shares issuable at 2033 and 1,017,644 at 2002                        37,145            32,718
   Additional paid-in capital                                                        50,175,898        30,962,327
   Other                                                                                 (1,000)                -
   Less stock subscription receivables                                                 (250,000)       (2,480,000)
   Less stock subscription receivable - related party                                  (175,000)       (1,156,250)
   Accumulated other comprehensive loss                                                (489,036)         (999,750)
   Deficit accumulated during the development stage                                 (46,036,333)       (8,787,870)
                                                                                 --------------    --------------
                Total Stockholders' Equity                                            3,266,387        17,575,410
                                                                                 --------------    --------------
                                                                                 $   12,667,914    $   21,118,882
                                                                                 ==============    ==============

        The accompanying notes are an integral part of these consolidated financial statements.

                      CONTINENTAL SOUTHERN RESOURCES, INC.
                          (A DEVELOPMENT STAGE ENTITY)
                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                                                   January 13, 2000
                                                                        For the Years               (Inception) to
                                                                      Ended December 31,             December 31,
                                                              --------------------------------
                                                                    2003              2002               2003
                                                              ---------------     ------------     ----------------
Revenues                                                      $        27,305     $     16,142      $       43,837
                                                              ---------------     ------------      --------------
Expenses
   Operating expenses                                                 920,494          258,560           1,179,054
   Depletion and amortization                                       1,496,725                -           1,496,725
   Impairment of oil and gas properties                            21,502,319        3,658,136          25,160,455
   Bad debt expense - related party                                 1,800,000          550,601           2,350,601
   General and administrative                                       2,132,451        1,135,260           3,384,829
   General and administrative - related party                         129,000           90,000             219,000
                                                              ---------------     ------------      --------------

                                                                   27,980,989        5,692,557          33,790,664
                                                              ---------------     ------------      --------------

Loss From Operations                                              (27,953,684)      (5,676,415)        (33,746,827)
                                                              ---------------     ------------      --------------

Other (Income) Expense
   Equity interest in oil and gas partnerships                      1,217,317           27,722           1,245,039
   Interest income                                                   (239,950)        (460,015)           (699,965)
   Interest expense                                                 3,569,992        3,311,763           6,881,755
   Gain on sale of oil and gas interest - related party            (1,235,248)               -          (1,235,248)
   Loss on marketable securities - related party                    1,659,220                -           1,659,220
   Gain on marketable securities                                            -         (164,989)           (164,989)
                                                              ---------------     ------------      --------------

Total Other Expense                                                 4,971,331        2,714,481           7,685,812
                                                              ---------------     ------------      --------------

Loss Before Minority Interest                                     (32,925,015)      (8,390,896)        (41,432,639)

Minority Interest                                                      82,260            4,052              86,312
                                                              ---------------     ------------      --------------

Net Loss                                                          (32,842,755)      (8,386,844)        (41,346,327)

Preferred Stock Dividends                                          (4,405,708)        (284,298)         (4,690,006)
                                                              ---------------     ------------      --------------

Net Loss to Common Stockholders                               $   (37,248,463)    $ (8,671,142)        (46,036,333)
                                                              ===============     ============      ==============

Net Loss Per Common Share - Basic and Diluted                 $         (1.06)    $      (0.43)
                                                              ===============     ============

Weighted Average Number of Common Shares
   Outstanding - Basic and Diluted                                 35,076,435       20,174,261
                                                              ===============     ============

   The accompanying notes are an integral part of these consolidated financial statements.

                      CONTINENTAL SOUTHERN RESOURCES, INC.
                          (A DEVELOPMENT STAGE ENTITY)
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                                       Preferred Stock - A     Preferred Stock - B   Preferred Stock - C        Common Stock
                                     ---------------------     -------------------   -------------------  ------------------------
                                       Shares      Amount      Shares      Amount    Shares       Amount    Shares        Amount
                                       ------      ------      ------      ------    ------       ------    ------       ---------
Balance at January 13, 2000
  (Date of Inception)                     -      $       -          -      $     -        -       $    -           -     $        -

Issuance of common stock for
  services at $0.063 per share on:
    March 13, 2000                        -              -          -            -        -            -     320,000            320
    April 12, 2000                        -              -          -            -        -            -      16,000             16

Issuance of common stock for cash
  at $0.063 per share on March 13,
   2000                                   -              -          -            -        -            -     112,000            112

Services contributed by stockholders      -              -          -            -        -            -           -              -

Net loss                                  -              -          -            -        -            -           -              -
                                     ------      ---------     ------      -------   ------       ------  ----------     ----------

Balance at December 31, 2000              -              -          -            -        -            -     448,000            448
                                     ------      ---------     ------      -------   ------       ------  ----------     ----------

Issuance of common stock for cash
  at $0.063 per share on:
    Various dates                         -              -          -            -        -            -   1,200,000          1,200

Services contributed by stockholders      -              -          -            -        -            -           -              -

Net loss                                  -              -          -            -        -            -           -              -
                                     ------      ---------     ------      -------   ------       ------  ----------     ----------

Balance at December 31, 2001              -              -          -            -        -            -   1,648,000          1,648
                                     ------      ---------     ------      -------   ------       ------  ----------     ----------

Issued common stock at approximately
  $0.085 per share in February 2002       -              -          -            -        -            -   3,285,100          3,285

Issuance of warrants in February 2002
  Valued at $0.01 - $0.085 to
  purchase 11,850,000 shares
  of common stock                         -              -          -            -        -            -           -              -

May 31, 2002 automatic conversion of
  11,450,000 warrants                     -              -          -            -        -            -  11,450,000         11,450

Issuance of common stock at $0.085
  per share in June 2002                  -              -          -            -        -            -   5,714,150          5,714
                                     ------      ---------     ------      -------   ------       ------  ----------     ----------

Carryforward                              -              -          -            -        -            -  22,097,250         22,097
                                     ------      ---------     ------      -------   ------       ------  ----------     ----------

   The accompanying notes are an integral part of these consolidated financial statements.

                      CONTINENTAL SOUTHERN RESOURCES, INC.
                          (A DEVELOPMENT STAGE ENTITY)
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                                                                                             Deficit
                                                                              Accumulated  Accumulated
                                     Additional      Stock                      Other      During the       Total         Total
                                       Paid-In   Subscription               Comprehensive  Development   Stockholders' Comprehensive
                                       Capital    Receivable  Other Equity       Loss         Stage         Equity         Loss
                                     ----------  ------------ ------------  -------------  -----------   ------------- -------------
Balance at January 13, 2000
  (Date of Inception)                $        -  $          - $          -  $           -  $         -   $           -

Issuance of common stock for
  services at $0.063 per share on:
    March 13, 2000                       19,680             -            -              -            -          20,000
    April 12, 2000                          984             -            -              -            -           1,000

Issuance of common stock for cash
   at $0.063 per share on March 13,
    2000                                  6,888             -            -              -            -           7,000

Services contributed by stockholders     20,000             -            -              -            -          20,000

Net loss                                      -             -            -              -      (49,184)        (49,184)
                                     ----------  ------------ ------------  -------------  -----------   -------------

Balance at December 31, 2000             47,552             -            -              -      (49,184)         (1,184)
                                     ----------  ------------ ------------  -------------  -----------   -------------

Issuance of common stock
  for cash at $0.063 per share on:
    Various dates                        73,800             -            -              -            -          75,000

Services contributed by stockholders     30,000             -            -              -            -          30,000

Net loss                                      -             -            -              -      (67,544)        (67,544)
                                     ----------  ------------ ------------  -------------  -----------   -------------

Balance at December 31, 2001            151,352             -            -              -     (116,728)         36,272
                                     ----------  ------------ ------------  -------------  -----------   -------------

Issued common stock at approximately
  $0.085 per share in February 2002     274,515             -            -              -            -         277,800

Issuance of warrants in February
  2002 Valued at $0.01 - $0.085 to
  purchase 11,850,000 shares of
  common stock                          933,200             -            -              -            -         933,200

May 31, 2002 automatic conversion
  of 11,450,000 warrants                (11,450)            -            -              -            -               -

Issuance of common stock at $0.085
  per share in June 2002                455,486             -            -              -            -         461,200
                                     ----------  ------------ ------------  -------------  -----------   -------------

Carryforward                          1,803,103             -            -              -     (116,728)      1,708,472
                                     ----------  ------------ ------------  -------------  -----------   -------------

   The accompanying notes are an integral part of these consolidated financial statements.

                                                                    Page 3 of 12
                      CONTINENTAL SOUTHERN RESOURCES, INC.
                          (A DEVELOPMENT STAGE ENTITY)
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                                        Preferred Stock - A   Preferred Stock - B   Preferred Stock - C            Common Stock
                                        -------------------   -------------------   -------------------      ----------------------
                                        Shares       Amount   Shares      Amount     Shares     Amount          Shares       Amount
                                        ------       ------   ------      ------     ------     ------       ------------   -------
Carryforward                                  -    $      -        -     $     -          -     $     -        22,097,250   $22,097

Cancellation of shares returned by a
  former officer                              -           -        -           -          -           -          (432,000)     (432)

Conversion of 100,000 warrants
  issued for consulting services              -           -        -           -          -           -           100,000       100

Issuance of warrants in
February-March 2002 valued
  at $136,100 to purchase 6,499,713
  shares of common stock and
  539,000 shares of preferred stock           -           -        -           -          -           -                 -         -

Conversion of notes payable into
  1.428571 shares of common and
  .9857141 shares of Series A
  preferred stock per $1 unit
  of convertible note at
  May 31, 2002                        4,090,713       4,091        -           -          -           -         5,928,790     5,928

Stock subscription receivable                 -           -        -           -          -           -                 -         -

Stock subscription receivable -
  related party                               -           -        -           -          -           -                 -         -

Conversion of note payable at
  $1.60 per share at May 31, 2002             -           -        -           -          -           -         2,281,250     2,282

Issuance of common stock for
  interest on May 31, 2002                    -           -        -           -          -           -             2,206         2

Issuance of common stock at
  $2.25 per share in June 2002                -           -        -           -          -           -           711,108       712

Offering costs related to
  $2.25 offering                              -           -        -           -          -           -                 -         -

Issuance of warrants valued
  at $2.56 to purchase 150,000
  shares of common stock as
  additional consideration
  for the April 2002 $1,500,000
  private placement                           -           -        -           -          -           -                 -         -

Additional financing costs to be
  amortized on $1,500,000
  convertible debt                            -           -        -           -          -           -                 -         -
                                      ---------  ----------   ------   ---------    -------     -------      ------------   -------

Carryforward                          4,090,713       4,091        -           -          -           -        30,688,604    30,689
                                      ---------  ----------   ------   ---------    -------     -------      ------------   -------

   The accompanying notes are an integral part of these consolidated financial statements.

                      CONTINENTAL SOUTHERN RESOURCES, INC.
                          (A DEVELOPMENT STAGE ENTITY)
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                                                                                             Deficit
                                                                             Accumulated   Accumulated
                                     Additional      Stock                      Other       During the      Total          Total
                                       Paid-In   Subscription               Comprehensive  Development  Stockholders'  Comprehensive
                                       Capital    Receivable   Other Equity      Loss         Stage         Equity          Loss
                                    -----------  ------------  ------------ -------------  ------------ -------------  -------------
Carryforward                        $ 1,803,103  $          -  $          - $           -  $  (116,728) $   1,708,472

Cancellation of shares returned by
  a former officer                          432             -             -             -            -              -

Conversion of 100,000 warrants
  issued for consulting services           (100)            -             -             -            -              -

Issuance of warrants in
  February - March 2002 valued
  at $136,100 to purchase 6,499,713
  shares of common stock and
  539,000 shares of preferred stock     136,100             -             -             -            -        136,100

Conversion of notes payable into
  1.428571 shares of common and
  .9857141 shares of Series A
  preferred stock per $1 unit of
  convertible note at May 31, 2002    4,139,981             -             -             -            -      4,150,000

Stock subscription receivable                 -    (2,480,000)            -             -            -     (2,480,000)

Stock subscription receivable -
  related party                               -    (1,156,250)            -             -            -     (1,156,250)

Conversion of note payable at
  $1.60 per share at May 31, 2002     3,647,718             -             -             -            -      3,650,000

Issuance of common stock for
  interest on May 31, 2002               13,223             -             -             -            -         13,225

Issuance of common stock at
  $2.25 per share in June 2002        1,599,288             -             -             -            -      1,600,000

Offering costs related to
  $2.25 offering                       (772,850)            -             -             -            -       (772,850)

Issuance of warrants valued at
  $2.56 to purchase 150,000 shares
  of common stock as additional
  consideration for the April 2002
  $1,500,000 private placement          383,451             -             -             -            -        383,451

Additional financing costs to be
  amortized on $1,500,000
  convertible debt                    1,116,549             -             -             -            -      1,116,549
                                    -----------  ------------  ------------ -------------  -----------  -------------  -------------

Carryforward                         12,066,895    (3,636,250)            -             -     (116,728)     8,348,697
                                    -----------  ------------  ------------ -------------  -----------  -------------  -------------

   The accompanying notes are an integral part of these consolidated financial statements.

                      CONTINENTAL SOUTHERN RESOURCES, INC.
                          (A DEVELOPMENT STAGE ENTITY)
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                                    Preferred  Stock - A  Preferred Stock - B  Preferred Stock - C       Common Stock
                                    --------------------  -------------------  -------------------   ----------------------
                                     Shares     Amount    Shares     Amount    Shares     Amount       Shares      Amount
                                     ------     ------    ------     ------    ------     ------       ------      ------
Carryforward                        4,090,713  $   4,091        -  $        -       -   $        -   30,688,604  $   30,689

Issuance of common stock at $2.25
  per share in July 2002                    -          -        -           -       -            -    1,027,230       1,027

Issuable common stock at $2.25
  per share in July 2002                    -          -        -           -       -            -      155,000         155

Offering costs related to the
  $2.25 offering                            -          -        -           -       -            -            -           -

Issuance of warrants to purchase
  100,000 shares of common stock
  for investment banking fee
  related to the Waha/ Lockridge
  interest acquisition in
  August 2002                               -          -        -           -       -            -            -           -

Cancellation of shares                      -          -        -           -       -            -      (16,000)        (16)

Conversion of notes payable at
  $100 per share on
  September 27, 2002                        -          -   39,429          40       -            -            -           -

Conversion of notes payable into
  1.428584 shares of common and
  0.009867 shares of Series B
  preferred stock per $1 unit of
  convertible note on September
  30, 2002 of which 785,721
  are issuable                              -          -    5,427           5       -            -      785,721         786

Issuance of warrants valued at
  $3.10 to purchase 232,500
  shares of common stock as
  additional consideration for
  the October 2002 issuance of
  $1,550,000 in convertible
  debentures                                -          -        -           -       -            -            -           -

Additional financing costs to be
  amortized on $1,550,000
  convertible debenture                     -          -        -           -       -            -            -           -

Issuance of common stock at
  $3.25 per share in November
  2002 of which 76,923 shares
  are issuable                              -          -        -           -       -            -       76,923          77

Offering costs related
  to $3.25 offering                         -          -        -           -       -            -            -           -

Conversion of notes payable
  at $100 per share at December
  30, 2002                                  -          -   98,571          99       -            -            -           -

Preferred stock dividend                    -          -        -           -       -            -            -           -

COMPREHENSIVE LOSS

Net Loss                                    -          -        -           -       -            -            -           -

Unrealized gain (loss) on
  available-for- sale securities            -          -        -           -       -            -            -           -
                                    ---------  ---------  -------  ----------    ----   ----------  -----------  ----------
       Total Comprehensive Loss
Balance, December 31, 2002          4,090,713  $   4,091  143,427  $      144       -   $        -   32,717,478  $   32,718
                                    =========  =========  =======  ==========    ====   ==========  ===========  ==========

   The accompanying notes are an integral part of these consolidated financial statements.

                      CONTINENTAL SOUTHERN RESOURCES, INC.
                          (A DEVELOPMENT STAGE ENTITY)
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                                                                                          Deficit
                                                                          Accumulated   Accumulated
                                  Additional      Stock                      Other       During the      Total          Total
                                   Paid-In     Subscription              Comprehensive   Development Stockholders'  Comprehensive
                                   Capital      Receivable  Other Equity      Loss         Stage        Equity          Loss
                                   -------     ------------ ------------ -------------  ------------ -------------  -------------
Carryforward                      $12,066,895  $(3,636,250)   $        -   $         -   $ (116,728)  $  8,348,697

Issuance of common stock at $2.25
  per share in July 2002            2,310,223            -             -             -            -      2,311,250

Issuable common stock at $2.25
  per share in July 2002              348,595            -             -             -            -        348,750

Offering costs related to the
  $2.25 offering                      (26,307)           -             -             -            -        (26,307)

Issuance of warrants to purchase
  100,000 shares of common stock
  for investment banking fee
  related to the Waha/ Lockridge
  interest acquisition in August
  2002                                140,000            -             -             -            -        140,000

Cancellation of shares                     16            -             -             -            -              -

Conversion of notes payable at
  $100 per share on September
  27, 2002                          3,942,819            -             -             -            -      3,942,859

Conversion of notes payable into
  1.428584 shares of common and
  0.009867 shares of Series B
  preferred stock per $1 unit of
  convertible note on September
  30, 2002 of which 785,721 are
  issuable                            549,209            -             -             -            -        550,000

Issuance of warrants valued at
  $3.10 to purchase 232,500
  shares of common stock as
  additional consideration for
  the October 2002 issuance of
  $1,550,000 in convertible
  debentures                          719,755            -             -             -            -        719,755

Additional financing costs to be
  amortized on $1,550,000
  convertible debenture               830,245            -             -             -            -        830,245

Issuance of common stock at
  $3.25 per share in November
  2002 of which 76,923 shares are
  issuable                            249,923            -             -             -            -        250,000

Offering costs related to
  $3.25 offering                      (26,096)           -             -             -            -        (26,096)

Conversion of notes payable at
  $100 per share at December 30,
  2002                              9,857,050            -             -             -            -      9,857,149

Preferred stock dividend                    -            -             -             -     (284,298)      (284,298)

COMPREHENSIVE LOSS

Net Loss                                    -            -             -             -   (8,386,844)    (8,386,844)    (8,386,844)

Unrealized gain (loss) on
  available-for- sale securities            -            -             -      (999,750)           -       (999,750)      (999,750)
                                  -----------  -----------  ------------  ------------  -----------   ------------   ------------

        Total Comprehensive Loss                                                                                     $ (9,386,594)
                                                                                                                     ============
Balance, December 31, 2002        $30,962,327  $(3,636,250)  $         -  $   (999,750) $(8,787,870)  $ 17,575,410
                                  ===========  ===========   ===========  ============  ===========   ============

   The accompanying notes are an integral part of these consolidated financial statements.

                      CONTINENTAL SOUTHERN RESOURCES, INC.
                          (A DEVELOPMENT STAGE ENTITY)
                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                                       Preferred Stock - A   Preferred Stock - B     Preferred Stock - C        Common Stock
                                       -------------------   -------------------     -------------------   -----------------------
                                        Shares     Amount      Shares     Amount        Shares   Amount       Shares       Amount
                                        ------     ------      ------     ------        ------   ------       ------       ------
Carryforward                           4,090,713  $  4,091     143,427  $    144             -  $      -    32,717,478   $   32,718

Payment of subscription receivable             -         -           -         -             -         -             -            -

Payment of subscription receivable -
  related party                                -         -           -         -             -         -             -            -

Issuance of common stock at $4.70
  per share for consideration of
  loan made by Gibralt in February
  2003                                         -         -           -         -             -         -        75,000           75

Issuance of warrants to Trident
  valued at $3.13 to purchase 25,000
  shares of common stock as
  consideration for Trident's waiver
  of certain loan covenants on the
  $1,500,000 convertible note at
  March 24, 2003                               -         -           -         -             -         -             -            -

Issuance of common stock for cash at
  $2.00 per share to the former
  class B member of BWP and its
  designees to purchase 100% of the
  class B membership interest in
  BWP at May 20, 2003                          -         -           -         -             -         -     3,300,000        3,300

Issuance of warrant to the former
  class B member of BWP and its
  designees valued at $1.24 to
  purchase 1,650,000 shares of
  common stock as consideration for
  the purchase of 100% of the class
  B membership interest in BWP at
  May 20, 2003                                 -         -           -         -             -         -             -            -

Issuance of series C preferred stock
  for cash at $10.00 per share in
  May and June 2003                            -         -           -         -       477,500       478             -            -

Offering cost related to the series
  C preferred stock offering                   -         -           -         -             -         -             -            -

Conversion dividend on the
  series C preferred stock                     -         -           -         -             -         -             -            -

Issuance of option to Sunrise
  Financial Group valued at $2.07 to
  purchase 250,000 shares of common
  stock for consulting service in
  May 2003                                     -         -           -         -             -         -             -            -

Amortization of cost of the option
  issued to Sunrise Financial Group            -         -           -         -             -         -             -            -

Issuance of 150,000 shares of common
  stock to Ram Trading, Ltd. For
  cash at $2.03 per share at August
  27, 2003                                     -         -           -         -             -         -       150,000          150

Offering cost related to the common
  stock issuance to Ram Trading,
  Ltd.                                         -         -           -         -             -         -             -            -
                                       ---------  --------   ---------  --------     ---------  --------   -----------   ----------
Carryforward                           4,090,713     4,091     143,427       144       477,500       478    36,242,478       36,243
                                       ---------  --------   ---------  --------     ---------  --------   -----------   ----------


   The accompanying notes are an integral part of these consolidated financial statements

                      CONTINENTAL SOUTHERN RESOURCES, INC.
                          (A DEVELOPMENT STAGE ENTITY)
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                                                                                             Deficit
                                                                            Accumulated    Accumulated
                                    Additional     Stock                      Other         During the      Total          Total
                                     Paid-In   Subscription               Comprehensive   Development   Stockholders'  Comprehensive
                                     Capital    Receivable   Other Equity      Loss          Stage          Equity         Loss
                                     -------    ----------   ------------      ----          -----          ------         ----
Carryforward                       $30,962,327  $(3,636,250) $          -  $    (999,750) $ (8,787,870) $  17,575,410

Payment of subscription receivable           -    1,781,250             -              -             -      1,781,250

Payment of subscription receivable
  - related party                            -    1,430,000             -              -             -      1,430,000

Issuance of common stock at $4.70
  per share for consideration of
  loan made by Gibralt in February
  2003                                 352,425            -             -              -             -        352,500

Issuance of warrants to Trident
  valued at $3.13 to purchase
  25,000 shares of common stock as
  consideration for Trident's
  waiver of certain loan covenants
  on the $1,500,000 convertible
  note at March 24, 2003                78,227            -             -              -             -         78,227

Issuance of common stock for cash
  at $2.00 per share to the former
  class B member of BWP and its
  designees to purchase 100% of
  the class B member-ship
  interest in BWP at May 20, 2003    6,596,700            -             -              -             -      6,600,000

Issuance of warrant to the former
  class B member of BWP and its
  designees valued at $1.24 to
  purchase 1,650,000 shares of
  common stock as consideration
  for the purchase of 100% of the
  class B membership interest in
  BWP at May 20, 2003                2,046,000            -             -              -             -      2,046,000

Issuance of series C preferred
  stock for cash at $10.00 per
  share in May and June 2003         4,774,523            -             -              -             -      4,775,001

Offering cost related to the
  series C preferred stock
  offering                            (307,202)           -             -              -             -       (307,202)

Conversion dividend on the
  series C preferred stock           2,763,250            -             -              -             -      2,763,250

Issuance of option to Sunrise
  Financial Group valued at $2.07
  to purchase 250,000 shares of
  common stock for consulting
  service in May 2003                  516,400            -      (516,400)             -             -              -

Amortization of cost of the option
  issued to Sunrise Financial
  Group                                      -            -       516,400              -             -        516,400

Issuance of 150,000 shares of
  common stock to Ram Trading,
  Ltd. For cash at $2.03 per share
  at August 27, 2003                   304,350            -             -              -             -        304,500

Offering cost related to the
  common stock issuance to Ram
  Trading, Ltd.                        (60,000)           -             -              -             -        (60,000)
                                   -----------  -----------  ------------  -------------  ------------  -------------

Carryforward                        48,027,000     (425,000)            -       (999,750)   (8,787,870)    37,855,336
                                   -----------  -----------  ------------  -------------  ------------  -------------

   The accompanying notes are an integral part of these consolidated financial statements.

                      CONTINENTAL SOUTHERN RESOURCES, INC.
                          (A DEVELOPMENT STAGE ENTITY)
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                                             Preferred Stock - A         Preferred Stock - B
                                            ----------------------      --------------------
                                              Shares      Amount         Shares     Amount
                                            ---------   ----------      -------   ----------
Carryforward                                4,090,713   $    4,091      143,427   $      144

Issuance of option to Stern & Co.,
  Inc. valued at $1.67 to purchase 25,000
  shares of common stock for assistance in
  obtaining insurance in July 2003                  -            -            -            -

Issuance of option to Rhodes Ventures,
  Ltd valued at $0.46 to purchase 50,000
  shares of common stock for consulting
  service at July 15, 2003                          -            -            -            -

Amortization of deferred compensation
  related to the option issued to
  Rhodes Ventures, Ltd.                             -            -            -            -

Issuance of warrant to Trident valued
  at $1.89 to purchase 100,000 shares of
  common stock as consideration for
  Trident's second waiver of loan
  and extension of maturity
  date of the $1,500,000 convertible
  note on July 29, 2003                             -            -            -            -

Issuance of warrant to Trident valued
  at $1.66 to purchase 150,000 shares
  of common stock as consideration for
  Trident's increasing of the original
  $1,500,000 to $2,100,000 on July 29, 2003         -            -            -            -


Additional financing expense to be
  amortized on the additional $600,000
  convertible note issued by Trident                -            -            -            -

Issuance of 102,190 shares of common
  stock to a director valued at $2.12
  for directorship and legal services in
  August 2003                                       -            -            -            -

Issuance of warrant to Michael Marcus
  valued at $1.08 to purchase 50,000
  shares of common stock for Marcus'
  extension of the $1,550,000 convertible
  notes at October 17, 2003                         -            -            -            -

Issuance of 650,000 shares of common
  stock to Ram Trading, Ltd. in
  exercising the call option to
  repurchase the 7 limited partnership
  units in Louisiana Shelf Partners,
  LP from Ram Trading, Ltd. valued at
  $1.07 at October 20, 2003                         -            -            -            -
                                            ---------   ----------      -------   ----------
Carryforward                                4,090,713        4,091      143,427          144
                                            ---------   ----------      -------   ----------

                                                  Preferred Stock - C         Common Stock
                                                  --------------------   -----------------------
                                                   Shares     Amount       Shares       Amount
                                                  -------   ----------   ----------   ----------
Carryforward                                      477,500   $      478   36,242,478   $   36,243

Issuance of option to Stern & Co.,
  Inc. valued at $1.67 to purchase 25,000
  shares of common stock for assistance in
  obtaining insurance in July 2003                      -            -            -            -

Issuance of option to Rhodes Ventures,
  Ltd valued at $0.46 to purchase 50,000
  shares of common stock for consulting
  service at July 15, 2003                              -            -            -            -

Amortization of deferred compensation
  related to the option issued to
  Rhodes Ventures, Ltd.                                 -            -            -            -

Issuance of warrant to Trident valued
  at $1.89 to purchase 100,000 shares of
  common stock as consideration for
  Trident's second waiver of loan
  and extension of maturity date of the
  $1,500,000 convertible note on July 29, 2003          -            -            -            -

Issuance of warrant to Trident valued
  at $1.66 to purchase 150,000 shares
  of common stock as consideration for
  Trident's increasing of the original
  $1,500,000 to $2,100,000 on July 29, 2003             -            -            -            -


Additional financing expense to be
  amortized on the additional $600,000
  convertible note issued by Trident                    -            -            -            -

Issuance of 102,190 shares of common
  stock to a director valued at $2.12
  for directorship and legal services in
  August 2003                                           -            -      102,190          102

Issuance of warrant to Michael Marcus
  valued at $1.08 to purchase 50,000
  shares of common stock for Marcus'
  extension of the $1,550,000 convertible
  notes at October 17, 2003                             -            -            -            -

Issuance of 650,000 shares of common
  stock to Ram Trading, Ltd. in
  exercising the call option to
  repurchase the 7 limited partnership
  units in Louisiana Shelf Partners,
  LP from Ram Trading, Ltd. valued at
  $1.07 at October 20, 2003                             -            -      650,000          650
                                                  -------   ----------   ----------   ----------
Carryforward                                      477,500   $      478   36,994,668       36,995
                                                  -------   ----------   ----------   ----------

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                      CONTINENTAL SOUTHERN RESOURCES, INC.
                          (A DEVELOPMENT STAGE ENTITY)
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY


                                              Additional      Stock
                                               Paid-In    Subscription
                                               Capital     Receivable   Other Equity
                                             -----------  ------------  ------------
Carryforward                                 $48,027,000  $  (425,000)    $      -

Issuance of option to Stern & Co.,
  Inc. valued at $1.67 to purchase 25,000
  shares of common stock for assistance in
  obtaining insurance in July 2003                41,700            -            -

Issuance of option to Rhodes
  Ventures, Ltd valued at $0.46 to purchase
  50,000 of common stock for consulting
  service at July 15, 2003                        23,100            -      (23,100)

Amortization of cost of the option
  issued to Rhodes Ventures, Ltd.                      -            -       22,100

Issuance of warrant to Trident valued at
  $1.89 to purchase 100,000 shares of
  common stock as consideration for
  Trident's second waiver of loan covenants
  and extension of maturity date of the
  $1,500,000 convertible note on July
  29, 2003                                       189,000            -            -

Issuance of warrant to Trident valued
  at $1.66 to purchase 150,000 shares of
  common stock as consideration for
  Trident's increasing of the original
  $1,500,000 to $2,100,000 on July
  29, 2003                                       249,000            -            -

Additional financing expense to be
  amortized on the additional
  $600,000 convertible note issued by
  Trident                                        351,000            -            -

Issuance of 102,190 shares of common
  stock to a director valued at $2.12
  for directorship and legal services in
  August 2003                                    216,498            -            -

Issuance of warrant to Michael Marcus
  valued at $1.08 to purchase 50,000 shares
  of common stock for Marcus' extension
  of the $1,550,000 convertible
  notes at October 17, 2003                       53,900            -            -

Issuance of 650,000 shares of common
  stock to Ram Trading, Ltd. In
  exercising the call option to repurchase
  the 7 limited partnership units in
  Louisiana Partners, LP from Ram Trading,
  Ltd. valued at $1.07 at October 20, 2003       694,850            -            -
                                             -----------  -----------     --------
Carryforward                                  49,846,048     (425,000)      (1,000)
                                             -----------  -----------     --------

                                                                Deficit
                                                Accumulated   Accumulated
                                                   Other       During the        Total          Total
                                               Comprehensive  Development     Stockholders'  Comprehensive
                                                   Loss          Stage           Equity         Loss
                                               -------------  -----------     ------------   -------------
Carryforward                                    $  (999,750)  $(8,787,870)     $37,855,336

Issuance of option to Stern & Co.,
  Inc. valued at $1.67 to purchase 25,000
  shares of common stock for assistance in
  obtaining insurance in July 2003                        -             -           41,700

Issuance of option to Rhodes
  Ventures, Ltd valued at $0.46 to purchase
  50,000 of common stock for consulting
  service at July 15, 2003                                -             -                -

Amortization of cost of the option
  issued to Rhodes Ventures, Ltd.                         -             -           22,100

Issuance of warrant to Trident valued at
  $1.89 to purchase 100,000 shares of
  common stock as consideration for
  Trident's second waiver of loan covenants
  and extension of maturity date of the
  $1,500,000 convertible note on July
  29, 2003                                                -             -          189,000

Issuance of warrant to Trident valued
  at $1.66 to purchase 150,000 shares of
  common stock as consideration for
  Trident's increasing of the original
  $1,500,000 to $2,100,000 on July
  29, 2003                                                -             -          249,000

Additional financing expense to be
  amortized on the additional
  $600,000 convertible note issued by
  Trident                                                 -             -          351,000

Issuance of 102,190 shares of common
  stock to a director valued at $2.12
  for directorship and legal services in
  August 2003                                             -             -          216,600

Issuance of warrant to Michael Marcus
  valued at $1.08 to purchase 50,000 shares
  of common stock for Marcus' extension
  of the $1,550,000 convertible
  notes at October 17, 2003                               -             -           53,900

Issuance of 650,000 shares of common
  stock to Ram Trading, Ltd. In
  exercising the call option to repurchase
  the 7 limited partnership units in
  Louisiana Partners, LP from Ram Trading,
  Ltd. valued at $1.07 at October 20, 2003                -             -          695,500
                                                    -------     ---------       ----------   -------------
Carryforward                                       (999,750)   (8,787,870)      39,674,136
                                                    -------     ---------       ----------   -------------

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                      CONTINENTAL SOUTHERN RESOURCES, INC.
                          (A DEVELOPMENT STAGE ENTITY)
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                                           Preferred Stock - A  Preferred Stock - B  Preferred Stock - C       Common Stock
                                           -------------------  -------------------  -------------------  -----------------------
                                             Shares    Amount    Shares    Amount    Shares      Amount     Shares         Amount
                                           ---------   -------  -------  ----------  -------     ------   ----------     ----------
Carryforward                               4,090,713   $ 4,091  143,427    $   144   477,500    $   478   36,994,668     $   36,995

Issuance of 150,000 shares of common
  stock to Ram Trading, Ltd. for cash
  at $2.20 per share at October 28, 2003           -         -        -          -         -          -      150,000            150

Preferred stock dividend                           -         -        -          -         -          -            -              -

COMPREHENSIVE LOSS                                 -         -        -          -         -          -            -              -

Net Loss                                           -         -        -          -         -          -            -              -

Unrealized gain (loss) on
  available-for-  sale securities                  -         -        -          -         -          -            -              -
                                           ---------   -------  -------    -------   -------    -------   ----------     ----------

     Total Comprehensive Loss

Balance, December 31, 2003                 4,090,713   $ 4,091  143,427    $   144   477,500    $   478   37,144,668     $   37,145
                                           =========   =======  =======    =======   =======    =======   ==========     ==========

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                      CONTINENTAL SOUTHERN RESOURCES, INC.
                          (A DEVELOPMENT STAGE ENTITY)
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                                                                                            Deficit
                                                                             Accumulated  Accumulated
                                      Additional     Stock                      Other      During the      Total         Total
                                       Paid-In    Subscription              Comprehensive Development   Stockholders' Comprehensive
                                       Capital     Receivable  Other Equity      Loss        Stage         Equity         Loss
                                      ----------- ------------ ------------ ------------- ------------  ------------- -------------
Carryforward                          $49,846,048 $  (425,000)  $   (1,000) $   (999,750) $ (8,787,870) $ 39,674,136

Issuance of 150,000 shares of
 common stock in Ram Trading, Ltd.
 For cash at $2.20 per share at
 October 28, 2003                         329,850           -            -             -             -       330,000

Preferred stock dividend                        -           -            -             -    (4,405,708)   (4,405,708)

COMPREHENSIVE LOSS

Net Loss                                        -           -            -             -   (32,842,755)  (32,842,755)  (32,842,755)

Unrealized gain (loss) on available-
 for-sale securities                            -           -            -       510,714             -       510,714       510,714
                                      ----------- -----------   ----------  ------------  ------------  ------------  ------------
    Total Comprehensive Loss                                                                                          $(32,332,041)
                                                                                                                      ============
Balance, December 31, 2003            $50,175,898 $  (425,000)  $   (1,000) $   (489,036) $(46,036,333) $  3,266,387
                                      =========== ===========   ==========  ============  ============  ============

        The accompanying notes are an integral part of these consolidated financial statements.

                      CONTINENTAL SOUTHERN RESOURCES, INC.
                          (A DEVELOPMENT STAGE ENTITY)
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                 For the Years Ended       January 13, 2000
                                                                                     December 31,           (Inception) to
                                                                             ----------------------------    December 31,
                                                                                 2003            2002            2003
                                                                             ------------    ------------    ------------
Cash Flows from Operating Activities
    Net loss                                                                 $(32,842,755)   $ (8,386,844)   $(41,346,327)
    Adjustments to reconcile net loss to net cash
     used in operating activities
       Minority interest (loss)                                                   (82,260)         85,773           3,513
       Shares issued for services rendered                                        216,600               -         237,600
       Option issued for services tendered                                         41,700               -          41,700
       Warrant issued for loan extension                                           78,227               -          78,227
       Collection incentives                                                            -         136,100         136,100
       Contributed services                                                             -          53,750         103,750
       Depreciation and depletion                                               1,497,360           9,612       1,507,610
       Amortization of deferred compensation                                      538,500               -         538,500
       Impairment of oil and gas properties                                    21,502,317       3,358,136      24,860,453
       Bad debt expense - related party                                         1,800,000         550,601       2,350,601
       Amortization of discount on marketable securities                                -        (343,367)       (343,367)
       Amortization of discount on note payable                                 2,857,315       2,152,048       5,009,363
       Amortization of deferred revenue                                           (26,857)              -         (26,857)
       Amortization of loan costs                                                 263,147          74,538         337,685
       Interest expense paid by stock issuance                                          -          13,225          13,225
       Equity loss in limited partnership                                       1,217,317          27,772       1,245,089
       Realized loss on marketable securities                                   1,659,220               -       1,659,220
       Realized gain on sale of oil and gas interest                           (1,235,248)              -      (1,235,248)
       Realized gain on share exchange                                                  -        (164,990)       (164,990)
    Changes in assets and liabilities
       (Increase) Decrease in assets
         Other receivables                                                       (128,520)       (106,942)       (235,462)
         Prepaid expenses and advance payments to operators                       (70,398)       (150,160)       (220,558)
         Other current assets                                                  (1,200,550)         (5,000)     (1,210,700)
       Increase in liabilities
         Accounts payable and accrued expenses                                   (178,605)      1,253,135       1,092,295
                                                                             ------------    ------------    ------------
Net Cash Used in Operating Activities                                          (4,093,490)     (1,442,613)     (5,568,578)
                                                                             ------------    ------------    ------------

Cash Flows From Investing Activities
    Notes receivable - related party                                             (176,000)              -        (176,000)
    Notes receivable                                                              (10,000)     (1,428,117)     (1,438,117)
    Repayment of notes receivable - related party                               1,316,000               -       1,316,000
    Repayment of notes receivable                                                 152,500         792,500         945,000
    Purchases of oil and gas interests and drilling costs                      (2,917,507)    (17,073,118)    (19,990,625)
    Investment in Limited Partnership                                          (2,828,369)     (1,401,263)     (4,229,632)
    Acquisition of Limited Partnership interest, net of cash acquired          (2,350,000)              -      (2,350,000)
    Proceeds from sale of oil and gas interests                                   146,821               -         146,821
    Purchase of marketable securities                                              (5,031)     (4,304,036)     (4,309,067)
    Proceeds from sale of marketable securities                                   114,086               -         114,086
    Purchases of equipment                                                         (2,397)         (2,651)        (15,255)
                                                                             ------------    ------------    ------------
Net Cash Used in Investing Activities                                          (6,559,897)    (23,416,685)    (29,986,789)
                                                                             ------------    ------------    ------------

                      CONTINENTAL SOUTHERN RESOURCES, INC.
                          (A DEVELOPMENT STAGE ENTITY)
                      CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                               For the Years Ended      January 13, 2000
                                                                  December 31,           (Inception) to
                                                          ----------------------------    December 31,
                                                             2003            2002             2003
                                                          ------------    ------------    ------------
Cash Flows From Financing Activities
    Advances from stockholder                                        -         300,000         300,000
    Repayments to stockholder                                        -        (300,000)       (300,000)
    Repayment of loan - related party                       (1,399,340)              -      (1,399,340)
    Repayment of loan                                       (1,200,000)              -      (1,200,000)
    Proceeds from borrowings                                 1,763,500      15,435,800      17,199,300
    Proceeds from borrowings - related party                 1,254,000               -       1,254,000
    Proceeds from deferred equity option                       870,000               -         870,000
    Loan costs                                                       -        (245,000)       (245,000)
    Receipts of subscription receivable                      1,430,000               -       1,430,000
    Receipts of subscription receivable - related party      1,924,340               -       1,924,340
    Proceeds from common and preferred stock issued and
     issuable, net of issuance costs                         5,737,799       9,958,948      15,778,747
                                                          ------------    ------------    ------------
Net Cash Provided by Financing Activities                   10,380,299      25,149,748      35,612,047
                                                          ------------    ------------    ------------

Net Increase in Cash and Cash Equivalents                     (273,088)        290,450          56,680

Cash and Cash Equivalents, Beginning of Period                 329,768          39,318               -
                                                          ------------    ------------    ------------

Cash and Cash Equivalents, End of Period                  $     56,680    $    329,768    $     56,680
                                                          ============    ============    ============

        The accompanying notes are an integral part of these consolidated financial statements.

                      CONTINENTAL SOUTHERN RESOURCES, INC.
                          (A DEVELOPMENT STAGE ENTITY)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - DESCRIPTION OF BUSINESS

Continental Southern Resources, Inc. (the "Company" or "CSOR"), formerly known as Expressions Graphics, Inc., was incorporated under the laws of the state of Nevada on January 13, 2000. In 2004, the Company restructured its business and changed its name to Endeavour International Corporation (see Note 21).

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

Principles of Consolidation and Ownership Interest in Investees

The accompanying consolidated financial statements include all of the accounts of the Company and its five subsidiaries consisting of EGI Louisiana, Inc. (100% owned), a Nevada corporation incorporated in March 2002, Knox Miss. Partners, L.P. (99%), a Delaware limited partnership formed in March 2002, PHT Partners, L.P. (94.8%), a Delaware limited partnership formed in June 2002, BWP Gas, LLC (99%), a Delaware limited liability company formed in February 2003 and CSOR Acquisition Corporation (100%), a Delaware corporation incorporated in December 2003. The Company also has a 25.0% interest in Louisiana Shelf Partners, L.P., a Delaware limited partnership formed in December 2002. The various interests that the Company owns in its investees are accounted for under two broad methods: consolidation and equity method. The applicable accounting method is generally determined based on the Company's voting interest in the affiliate company.

Consolidation

Affiliate companies in which the Company directly or indirectly owns more than 50% of the outstanding voting interest are accounted for under the consolidation method of accounting. Under this method, an affiliate company's results of operations are reflected within the Company's Consolidated Statement of Operations. All significant intercompany accounts and transactions have been eliminated.

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

Unproved oil and gas properties that are individually significant are periodically assessed for impairment of value, and a loss is recognized at the time of impairment by providing an impairment allowance. Other unproved properties are amortized based on the Company's experience of successful drilling and average holding period. Capitalized costs of producing oil and gas properties, after considering estimated salvage values, are depreciated and depleted by the unit-of-production method. Support equipment and other property and equipment are depreciated over their estimated useful lives.

The Company reviews the carrying values of its long-lived assets whenever events or changes in circumstances indicate that such carrying values may not be recoverable. If, upon review, the sum of the undiscounted pretax cash flows is less than the carrying value of the asset group, the carrying value is written down to estimated fair value. Individual assets are grouped for impairment purposes at the lowest level for which there are identifiable cash flows that are largely independent of the cash flows of other groups of assets, generally on a field-by-field basis. The fair value of impaired assets is determined based on quoted market prices in active markets, if available, or upon the present values of expected future cash flows using discount rates commensurate with the risks involved in the asset group. The long-lived assets of the Company, which are subject to evaluation, consist primarily of oil and gas properties. Impairments are provided if the net capitalized costs of gas and oil properties at the field level exceed their realizable values based upon expected future cash flows.

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

Revenue Recognition

Revenue is recognized at the time title passes on oil and gas quantities, less any royalties due. Revenues related to natural gas are recognized using the entitlement method of accounting for gas imbalances. Any entitled quantities that are in excess of sales quantities are recorded as a receivable at the lower of the current market price or the market price at the time the imbalance occurred. Any entitled quantities that are lower than the sales quantities are recorded as deferred revenue at the market price at the time the imbalance occurred.

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

                      CONTINENTAL SOUTHERN RESOURCES, INC.
                          (A DEVELOPMENT STAGE ENTITY)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Management believes that it is reasonably possible the following material estimates affecting the financial statements could significantly change in the coming year (1) estimates of proved oil and gas reserves, (2) estimates as to the expected future cash flow from proved oil and gas properties, and (3) estimates of future dismantlement and restoration costs.

The Company's business makes it vulnerable to changes in crude oil and natural gas prices. Such prices have been volatile in the past and can be expected to be volatile in the future.

By definition, proved reserves are based on current oil and gas prices. Price declines may reduce the estimated quantity of proved reserves and increase annual amortization expense.

Cash and Cash Equivalents

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

Capitalized Interest

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

Dismantlement, Restoration and Environmental Costs

Effective January 1, 2003, the Company adopted SFAS No. 143, "Accounting for Asset Retirement Obligations" using a cumulative effect approach to recognize transition amounts for asset retirement obligations, asset retirement costs and accumulated depreciation. SFAS No. 143 requires liability recognition for retirement obligations associated with tangible long-lived assets, such as producing well sites, offshore production platforms, and natural gas processing plants. The obligations included within the scope of SFAS No. 143 are those for which a company faces a legal obligation. The initial measurement of the asset retirement obligation is to record a separate liability at its fair value with an offsetting asset retirement cost recorded as an increase to the related property and equipment on the consolidated balance sheet. The asset retirement cost is depreciated using a systematic and rational method similar to that used for the associated property and equipment.

The Company previously estimated costs of dismantlement, removal, site reclamation, and other similar activities in the total costs that are subject to depreciation, depletion, and amortization. The Company did not record a separate asset or liability for such amounts.

Stock-Based Compensation Arrangements

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

The net loss does not include any stock-based director compensation cost, as all the options granted had an exercise price higher than the market value of the stock on the date of grant. However, the modification of options has triggered variable accounting under APB 25 and FASB interpretation No. 44. The Company will be required to record compensation expense if the modified option price is lower than the market price of the stock at the end of a reporting period until the options expire or are exercised. Since the modified option exercise price for the 500,000 options was higher than the market price of the stock on option modification date, no compensation expense was recorded under APB 25. The Company applies SFAS 148 for the disclosure requirements for options granted to the directors. Under SFAS 148, the modification of the terms for the 500,000 option requires the Company to disclose additional compensation expense, which equals the difference of the modified option valued on the option modification date and the value of the original option on the option modification date.

Had compensation expense for the year ended December 31, 2003 and 2002 been determined under the fair value provisions of SFAS No. 123, as amended by SFAS 148, the Company's net loss and net loss per share would have been the following:

                      CONTINENTAL SOUTHERN RESOURCES, INC.
                          (A DEVELOPMENT STAGE ENTITY)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

                                                                         Year Ended December 31,
                                                                      ----------------------------
                                                                          2003            2002
                                                                      ------------    ------------
Net loss to common stockholders, as reported                          $(37,248,463)   $ (8,671,142)
Add:
    Total stock-based director compensation expense determined
     under fair-value-based method for all awards, net of tax             (826,461)     (1,304,638)
                                                                      ------------    ------------

Pro forma net loss                                                    $(38,074,924)   $ (9,975,780)
                                                                      ============    ============

Loss per share:
    Basic - as reported                                               $      (1.06)   $      (0.42)
    Basic - pro forma                                                 $      (1.09)   $      (0.49)

These pro forma amounts may not be representative of future disclosures since the estimated fair value of stock options is amortized to expense over the vesting period and additional options may be issued in future years. The estimated fair value of each option granted was calculated using the Black-Scholes Method. The following summarizes the weighted average of the assumptions used in the method.

                                                                   2003                2002
                                                               -----------             ----
Risk free rate                                                 1.63 - 3.84%            1.23%
Expected years until exercise                                    3.0 - 5.0              2.0
Expected stock volatility                                              100%             110%
Dividend yield                                                       -                    -
                                                               ===========             ====

Loss Per Share

Loss per common share is calculated in accordance with SFAS No. 128, "Earnings Per Share." Basic loss per common share is computed by dividing net loss attributable to common stockholders by the weighted average number of common shares outstanding. Diluted loss per share is computed similarly to basic loss per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if potentially dilutive common shares had been issued and if the additional common shares were dilutive. Shares associated with stock options, warrants and convertible debt are not included because their inclusion would be antidilutive (i.e., reduce the net loss per share).

The common shares potentially issuable arising from these instruments, which were outstanding during the periods presented in the financial statements, consisted of:

                                           December 31,
                                   ---------------------------
                                      2003              2002
                                   ---------         ---------
Options                            1,025,000           500,000
Warrants                           2,757,500           782,500
Convertible Debt                   4,320,000         1,414,423
                                   ---------         ---------
                                   8,102,500         2,696,923
                                   =========         =========

                      CONTINENTAL SOUTHERN RESOURCES, INC.
                          (A DEVELOPMENT STAGE ENTITY)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Segment Information

Under SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information," the Company has determined it has one reportable operating segment being the acquiring, exploration and development of natural gas and oil properties. The Company's operations are conducted in two geographic segments as follows:

                                      2003                                 2002
                           ---------------------------          ----------------------------
                                            Long-lived                            Long-lived
                           Revenue            Assets            Revenue             Assets
                           --------         ----------          --------         -----------
United States              $ 27,305         $8,054,710          $ 16,142         $15,321,780
Thailand                          -          1,692,460                 -           1,136,962
                           --------         ----------          --------         -----------

                           $ 27,305         $9,747,170          $ 16,142         $16,458,742
                           ========         ==========          ========         ===========

Impairment of Loans

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

Recent Accounting Pronouncements

In January 2003, the FASB issued Financial Interpretation No. 46, "Consolidation of Variable Interest Entities - An Interpretation of ARB No. 51" (FIN 46 or Interpretation). The primary objective of the Interpretation is to provide guidance on the identification of, and financial reporting for, entities over which control is achieved through means other than voting rights; such entities are known as variable interest entities ("VIEs"). The Interpretation requires an enterprise to consolidate a VIE if that enterprise has a variable interest that will absorb a majority of the entity's expected losses if they occur, receive a majority of the entity's expected residual returns if they occur or both. The adoption of FIN 46 is not expected to have an impact on the Company's financial condition, results of operations or cash flows.

In April 2003, the FASB issued SFAS No. 149, "Amendment of Statement No. 133 on Derivative Instruments and Hedging Activities." This statement amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities under SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 149 requires that contracts with comparable characteristics be accounted for similarly. The statement is effective for contracts entered into or modified after June 30, 2003 and for hedging relationships designated after June 30, 2003. The provisions of SFAS No. 149 generally are to be applied prospectively only. The adoption of SFAS No. 149 did not have a material impact on the Company's results of operations or financial position.

In May 2003, the FASB issued SFAS No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity. SFAS No. 150 establishes standards for classification and measurement by an issuer of certain financial instruments with characteristics of both liabilities and equity. The statement requires that an issuer classify a financial instrument that is within its scope as a liability (or asset in some circumstances). Many of those instruments were previously classified as equity. The adoption of the effective provisions of SFAS No. 150 did not have a material impact on the Company's results of operations or financial position.

                      CONTINENTAL SOUTHERN RESOURCES, INC.
                          (A DEVELOPMENT STAGE ENTITY)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

On December 17, 2003, the Staff of the Securities and Exchange Commission (or
SEC) issued Staff Accounting Bulletin No. 104 ("SAB 104"), "Revenue Recognition," which supersedes Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements" ("SAB 101"). SAB 104's primary purpose is to rescind the accounting guidance contained in SAB 101 related to multiple-element revenue arrangements that was superseded as a result of the issuance of EITF 00-21, "Accounting for Revenue Arrangements with Multiple Deliverables." Additionally, SAB 104 rescinds the SEC's related "Revenue Recognition in Financial Statements Frequently Asked Questions and Answers" issued with SAB 101 that had been codified in SEC Topic 13, "Revenue Recognition." While the wording of SAB 104 has changed to reflect the issuance of EITF 00-21, the revenue recognition principles of SAB 101 remain largely unchanged by the issuance of SAB 104, which was effective upon issuance. The adoption of SAB 104 did not have a material effect on the Company's financial position or results of operations.

NOTE 3 - LIQUIDITY AND CAPITAL RESOURCES

The Company is in the development stage and has significant debt obligations to repay in future years. Additionally, the Company will need significant funds to meet its cash calls on its various interests in oil and gas prospects to explore, produce, develop, and eventually sell the underlying natural gas and oil products under its interests and to acquire additional properties. On February 26, 2004, the Company closed a private equity offering in which it raised net proceeds of $46,000,000 (see Note 21). The Company will use the proceeds to repay certain liabilities described in Note 12 and the balance for its working capital requirements.

NOTE 4 - NOTE RECEIVABLE - RELATED PARTY

During 2002, the Company loaned a total of $475,000 to International Travel CD's, Inc. ("ILCD") for which it received various 10% unsecured promissory notes that were due 45 days from the date of issuance. On October 5, 2002, the Company entered into an Assignment and Release Agreement with ILCD whereby the Company agreed to purchase and assume the assignment of a secured promissory note between ILCD and Snipes Productions, LLC ("the Secured Note") for full satisfaction of the remaining unpaid balance of the ILCD promissory notes amounting to $122,500. The Secured Note's maturity date of December 31, 2002 was extended to October 31, 2003 and interest is equal to 35% of the aggregate principal balance. As of December 31, 2003 and 2002, the outstanding principal balance was $122,500 while the unpaid interest on the Secured Note was $64,841 and $16,417, respectively. The note receivable and accrued interest were included in the sale of non-core assets in February 2004 (see Note 21).

In August and October 2002, the Company loaned the aggregate of $425,000 and $220,000 to BPK Resources, Inc. and its subsidiary, CSR - Hackberry Partners, L.P., respectively. The Company received various demand promissory notes with annual interest rates of 10% and 12%. The outstanding balance of these notes was $0 and $25,000 as of December 31, 2003, and $250,000 and $45,000 as of December 31, 2002. Total unpaid accrued interest on these notes totaled $24,371 and $12,851 at December 31, 2003 and 2002, respectively. These note receivables were included in the transfer of the non-core assets to the Series A and certain of the Series B Preferred Stock holders in February 2004 (see Note 21).

During 2003 and 2002, Knox Miss and CSR Waha made short-term unsecured advances of $5,617 and $18,000, respectively, to BPK Resources, Inc. These advances remain outstanding as of December 31, 2003.

During 2002, PHT Partners made a short-term unsecured advance of $50,000 to PH Gas, LLC. This advance was paid on September 8, 2003 along with $3,438 of accrued interest.

                      CONTINENTAL SOUTHERN RESOURCES, INC.
                          (A DEVELOPMENT STAGE ENTITY)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 4 - NOTE RECEIVABLE - RELATED PARTY (CONTINUED)

On January 15, 2003, the Company sold its 99% limited partnership interest in CSR-WAHA Partners, LP, a Delaware Limited Partnership to BPK and in return, received a cash payment of $150,000, a $1,500,000 promissory note due on April 30, 2003, and 600,000 shares of the common stock of BPK. This resulted in a gain of $1,235,248. On April 14, 2003, the Company agreed to extend the due date of the $1,500,000 promissory note to June 30, 2004. BPK issued 100,000 shares of its common stock to the Company in consideration for the extension. As of December 31, 2003, $670,000 of principal remained outstanding along with $106,669 in accrued interest. The note receivable and accrued interest were included in the transfer of the non-core assets to the Series A and certain of the Series B Preferred Stock holders in February 2004 (see Note 21).

On February 21, 2003, Knox Miss Partners, L.P. ("Knox Miss") loaned $10,000 to Touchstone Resources, LTD. ("Touchstone") for which it received a 10% unsecured demand promissory. As of December 31, 2003, the principal remained outstanding with accrued interest of $858.

On March 4, 2003, the Company loaned $136,000 to FEQ Investments, Inc. ("FEQ") for which it received a 10% unsecured demand promissory note. The note was paid on May 29, 2003.

On May 30, 2003, the Company loaned $30,000 to PH Gas, L.P. in exchange for a demand promissory note. This note was paid on June 4, 2003.

On November 20, 2003, Knox Miss made a short-term unsecured advance of $2,250 to Louisiana Shelf Partners, L.P. ("LA Shelf"). This advance remains outstanding as of December 31, 2003.

NOTE 5 - NOTE RECEIVABLE

On November 1, 2002, the Company loaned $152,500 to IP Services Inc. in exchange for a 10% demand promissory note. This note along with $10,319 in accrued interest was paid in June 2003.

On June 13, 2003, Knox Miss Partners, L.P. received a promissory note in exchange for a $10,000 loan from an unrelated party. As of December 31, 2003, the principal remained outstanding along with $551 in accrued interest.

NOTE 6 - OIL AND GAS PROPERTIES

Hell Hole Bayou

During 2002, the Company acquired various working interests in the leases underlying the North Hell Hole Prospect (the "Prospect"). The purpose of the Prospect was to explore, develop and produce certain oil and gas interests it possesses in a contracted area known as Hell Hole Bayou located in Vermillion Parish, Louisiana. The Company acquired these interests from various leaseholders, including Touchstone Resources USA, Inc. ("Touchstone USA"). The Company owned an aggregate working interest of 37.9% and an additional 10% back-in interest.

During 2002 through April 2003, it was determined by the Company's outside engineer and operator that the initial hole and subsequent sidetrack wells were dry. Management decided not to pursue additional exploration within these lease areas and, consequently, these leases were allowed to lapse. Management also decided not to pursue additional exploration within the remaining three leases. Consequently, these three leases were allowed to lapse. The Company has recorded impairment charges of $3,635,136 in 2002, and $11,384,452 in 2003. The aggregate amount of these impairments is $15,019,588, which is comprised of all drilling costs incurred to date plus 100% of the lease acquisition costs for the entire Hell Hole Prospect.

                      CONTINENTAL SOUTHERN RESOURCES, INC.
                          (A DEVELOPMENT STAGE ENTITY)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 6 - OIL AND GAS PROPERTIES (CONTINUED)

Knox Miss. Partners, L.P. - Limited Partnership Interest

On March 23, 2002, the Company entered into a limited partnership agreement with Knox Miss, LLC and formed Knox Miss. Partners, L.P., a Delaware limited partnership. The Company is the sole limited partner with a 99% interest and Knox Miss, LLC is the general partner. As of December 31, 2003, the Company contributed $5,544,500 and the general partner contributed $27,325 to the limited partnership. Knox Miss. Partners, L.P. was formed to acquire interests in gas, oil and mineral leases of properties located in Mississippi.

During 2002, Knox Miss entered into exploration agreements with SK Exploration, Inc., SKH Energy Partners II, LP and Clayton Williams Energy, Inc. ("Clayton") to jointly cooperate and participate in the exploration and development of oil, gas and leases in the Livingston Transform Area, Longview and Osborn prospects which cover several counties in Mississippi (see Note 20 - legal proceedings for contingency).

In the first quarter of 2004, the Company sold its 99% limited partnership interest in Knox Miss Partners, L.P. (see Note 21).

CSR-WAHA Partners, L.P.

On June 27, 2002, the Company entered into a limited partnership agreement with CSR, LLC and formed CRS-WAHA Partners, L.P. ("CSR-WAHA") of which the Company was the sole limited partner with a 99% interest and CSR, LLC is the general partner. Through December 2002, the Company and CSR, LLC contributed cash of $750,000 and $500, respectively. In 2002, the partnership purchased a working interest of 12-1/2% in the Waha/Lockridge oil and gas prospect located in Reeves County, Texas for $358,038.

On January 15, 2003, the Company sold its 99% limited partnership interest in CSR-WAHA to BPK (see Note 4).

BWP Gas, LLC

On May 20, 2003, the Company entered into a Membership Purchase Agreement with BWP Gas, LLC ("BWP") whereby the Company acquired all of the Class B membership interest of BWP from HBA Gas, Inc. ("HBA") (the "Acquisition"). The Company became the sole Class B member and the managing member with a 99% interest in BWP. Oklahoma Hills Gas, LLC ("Oklahoma Hills") is the Class A member with a 1% interest. HBA is the managing member of Oklahoma Hills and Ernest Bartlett is the president of HBA and also the president of FEQ. FEQ is a principal holder of the Company's Series A and Series B Preferred stock as well as interests in certain entities which serve as the general partner of certain oil and gas limited partnerships in which the Company has interests. In consideration for the Acquisition, the Company issued 3,300,000 shares of the Company's common stock and warrants to purchase and additional 1,650,000 common shares at an exercise price of $2.00 per share expiring in May 2006 to HBA and its designees. The shares were valued at $6,600,000. The warrants were valued at $2,046,000 using the Black-Scholes Method. The Company paid an investment banker $172,500 in connection with the Acquisition. The Company also contributed $2,500,000 to BWP at the time of the Acquisition in order for BWP to complete its funding commitment under the exploration agreement, which was defined below. Therefore, the total purchase price of the Acquisition amounted to $11,318,500. BWP's sole asset at the time of the Acquisition was a 4.5% working interest in the Mary #2-34Well ("Mary Well") in the Potato Hills Deep Prospect ("Potato Hills") located in Latimer and Pushmataha Counties, Oklahoma. Subsequent to the Acquisition, the Company contributed an additional $974,000 to BWP.

BWP has entered into an exploration agreement ("Exploration Agreement") with GHK Company, LLC ("GHK") and its affiliate, which was amended in May 2003, to jointly cooperate and participate in the exploration and development of certain oil and gas leases in the Potato Hills area. Under the Exploration Agreement, BWP also has the right to participate in a 4.5% interest of all additional wells drilled in Potato Hills and the right to purchase up to

                      CONTINENTAL SOUTHERN RESOURCES, INC.
                          (A DEVELOPMENT STAGE ENTITY)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 6 - OIL AND GAS PROPERTIES (CONTINUED)

a 10% interest in all wells identified by GHK in the future. In the event that the total costs for the drilling of the Mary No. 2-34 Well as reflected in the AFE exceed one hundred and ten percent (110%) of the budgeted amount, BWP is obligated to pay its proportionate share of such costs. BWP's working interest in Potato Hills is subject to various terms and specifications including restrictions, overriding royalty interests, specific drilling depths, future wells, specific locations, and other parties with priority in recovering their costs in certain net profits in the interests. GHK is the operator.

We have legal proceedings with GHK relating to performance of the parties under the Exploration Agreement. See Note 20.

The Company reduced the value of its investment in Mary Well to approximately $71,000 as of December 31, 2003 and recorded a $1,496,725 and $10,117,867 of depletion and impairment, respectively, related to the Mary Well based on its January 2004 reserve and economic study.

After the Acquisition, BWP invested $276,277 to acquire a 5% working interest in Indian Prospect located in Roger Mills County, Oklahoma, with GHK as the operator. BWP's share of drilling cost in the India Prospect was $403,372 as of December 31, 2003. However, GHK has not assigned the Indian Prospect leases to the Company as of this time (see Note 20).

The following pro forma presentation assumes the acquisition of BWP took place on January 1, 2003 and shows the pro forma effect on loss from operations. Since BWP commenced operation in April 2003, there is no pro forma impact on the Company's statement of operations for the year ended December 31, 2002.

                                                            Year Ending              Year Ended
                                                    December 31, 2003 (unaudited) December 31, 2002
                                                    ----------------------------- -----------------
                                                     Historical      Pro Forma       Historical
                                                    ------------    ------------    ------------
Revenue                                             $     27,305    $     27,305    $     16,142
Loss from operations                                 (27,953,684)    (27,953,684)     (5,676,415)
Other (income) expense                                 4,971,331       6,170,663       2,714,481
Interest expense                                       3,569,992       4,769,324       3,311,763
Net loss                                             (32,842,755)    (34,042,087)     (8,386,844)
Net loss to common stockholders                      (37,248,463)    (38,447,795)     (8,671,142)
Net loss per common share - basic and diluted              (1.06)          (1.10)          (0.43)

Following is the condensed balance sheet of BWP at the date of Acquisition:

Cash                                                        $   150,000
Unproved oil and gas property                                 4,500,000
                                                            -----------

Total Assets                                                $ 4,650,000
                                                            ===========

Oil and gas interest payable                                $ 2,500,000
                                                            -----------

Net Assets Acquired                                         $ 2,150,000
                                                            ===========

                      CONTINENTAL SOUTHERN RESOURCES, INC.
                          (A DEVELOPMENT STAGE ENTITY)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 6 - OIL AND GAS PROPERTIES (CONTINUED)

In February 2004, all of the Company's limited membership interest in BWP was disposed of in the various Restructuring transactions (see Note 21).

As of December 31, 2003, oil and gas properties consisted of the following:

                                                                     Accumulated
                                               Total Cost of        Depletion and         Net
                                                Oil and Gas          Impairment         Capital
                                                Properties           Allowance           Assets
                                              --------------        -------------     -----------
Unproved properties acquisition costs         $   17,266,752        $ 11,241,897      $ 6,024,855
Proved properties acquisition costs               11,468,500          11,397,463           71,037
Well and development costs                            60,637              60,637                -
Drilling in progress                               4,540,555           4,137,183          403,372
                                              --------------        ------------      -----------

Net                                           $   33,336,444        $ 26,837,180      $ 6,499,264
                                              ==============        ============      ===========

As of December 31, 2002, oil and gas properties consisted of the following:

                                               Total Cost of                                Net
                                                Oil and Gas            Impairment         Capital
                                                 Properties             Allowance          Assets
                                              --------------          ------------      ------------
Unproved properties acquisition costs         $   16,128,840          $  1,222,332      $ 14,906,508
Drilling in progress                               2,703,939             2,532,804           171,135
                                              --------------          ------------      ------------

Net capitalized oil and gas properties        $   18,832,779          $  3,755,136      $ 15,077,643
                                              ==============          ============      ============

NOTE 7 - EQUITY INTERESTS IN ENTITIES WITH OIL AND GAS PROPERTIES

PHT Partners, L.P.

On June 26, 2002, the Company entered into a limited partnership agreement with PHT Gas, LLC and formed PHT Partners, L.P. ("PHT"). The Company has a 94.77% limited partnership interest and PHT Gas, LLC is the general partner. As of December 31, 2003, the Company has contributed $1,721,607 to PHT. PHT has invested $1,692,460 including additional capital calls in APICO, LLC, a limited liability company, in return for 883 units out of a total of 4,100 units outstanding.

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

The Company is not subject to capital calls in connection with its limited partnership interest in PHT. However, as explained below, PHT is subject to cash calls from its investment in APICO, LLC. If PHT does not meet its cash calls, then the Company's investment in PHT may become impaired. Pursuant to the APICO membership

                      CONTINENTAL SOUTHERN RESOURCES, INC.
                          (A DEVELOPMENT STAGE ENTITY)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 7 - EQUITY INTERESTS IN ENTITIES WITH OIL AND GAS PROPERTIES (CONTINUED)

agreement, PHT and the other APICO members will be called upon from time to time for additional contributions so as to meet the reasonable capital requirements of APICO. If PHT or any other member fails to make required capital contributions or meet the required cash calls in the amounts and at the times specified in the membership agreement, then they would be in default. If the default is not cured within 45 days, then APICO has the right to repurchase the defaulting members' shares for 1% of their original purchase price. As of December 31, 2003, PHT has funded its proportional share of additional capital calls.

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

Louisiana Shelf Partners, L.P.

On December 31, 2002, the Company entered into a limited partnership agreement with LS Gas, LLC and formed Louisiana Shelf Partners, L.P. ("LSP") of which the Company is a limited partner with an approximate 25% interest and LS Gas, LLC is the general partner. The Company contributed $240,000 to LSP in 2002 and $2,032,500 in 2003. As of December 31, 2003, LSP acquired various geological and geophysical data and interests in oil, gas and mineral leases located in Cameron Parish, Louisiana for an aggregate purchase price of $4,740,039. Pursuant to the partnership agreement, the Company and the other LSP members will be called upon from time to time for additional contributions so as to meet the reasonable capital requirements of LSP.

The initial test well drilled during 2003 was determined to be a dry hole. As a result, all the drilling costs incurred on this well in the amount of $3,366,597 were written off during the third and fourth quarters of 2003.

Management has decided not to pursue additional exploration within two of the four leases in Cameron Parish offshore Louisiana. Consequently, these leases were allowed to lapse in March 2004. The Company has recorded impairment charges of $991,138 in the fourth quarter of 2003 consisting of all the lease acquisition costs related to these leases.

On October 8, 2003, LSP entered into a limited partnership agreement with PHT Gas, LLC and formed PHT Vicksburg Partners, LP ("PHT Vicksburg") of which LSP is a limited partner with an approximate 15% interest and PHT Gas, LLC is the general partner. As of December 31, 2003, LSP contributed $112,800 to PHT Vicksburg. Pursuant to the partnership agreement, LSP and other PHT Vicksburg members will be called upon from time to time for additional contributions to meet the reasonable capital requirements of PHT Vicksburg. In October 2003 and subsequently in January 2004, PHT Vicksburg acquired various oil, gas and mineral leases located in the East Coastal Filed Prospect in Starr and Hidalgo counties, Texas for an aggregate purchase price of approximately $518,000.

On October 8, 2003, PHT Vicksburg entered into an Exploration agreement with Touchstone Resources USA, Inc. to jointly cooperate and participate in the exploration and development of oil and gas leases in the contract area in the East coastal Prospect. Touchstone USA is the operator. As of December 31, 2003, PHT Vicksburg's share of drilling costs was approximately $429,000.

The following table summarizes the Company's interests in oil and gas non-public limited partnerships accounted for under the equity method of accounting as of December 31, 2003 and 2002.

                      CONTINENTAL SOUTHERN RESOURCES, INC.
                          (A DEVELOPMENT STAGE ENTITY)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 7 - EQUITY INTERESTS IN ENTITIES WITH OIL AND GAS PROPERTIES (CONTINUED)

                                      December 31, 2003                           December 31, 2002
                              ---------------------------------         ------------------------------------
                                                 Excess of                                     Excess of
                                               Carrying Value                                Carrying Value
                              Carrying Value   Over Net Assets          Carrying Value       Over Net Assets
                              --------------   ---------------          --------------       ---------------
PHT investment in APICO        $  1,692,460       $ 238,029              $   1,136,962          $ 278,263
Louisiana Shelf Partners          1,146,076               -                    236,529                  -
                               ------------       ---------              -------------          ---------
                               $  2,838,536       $ 238,029              $   1,373,491          $ 278,263
                               ============       =========              =============          =========

The following table summarizes financial information for the limited partnerships accounted for under the equity method of accounting at December 31, 2003 and 2002 and has been compiled from the financial statements of the respective entities:

                                           December 31, 2003          December 31, 2002
                                           -----------------          -----------------
Total Assets                                  $11,545,378                 $ 6,547,014
                                              ===========                 ===========
Total Liabilities                             $   373,270                 $   381,502
                                              ===========                 ===========

                                            Year Ended                  Year Ended
                                         December 31, 2003           December 31, 2002
                                         -----------------           -----------------
Results of Operations:
Revenue                                    $          -                 $        -
Loss from operations                       $ (4,962,026)                $ (130,689)
Net Loss                                   $ (4,888,378)                $ (127,146)

NOTE 8 - MARKETABLE SECURITIES - RELATED PARTIES

In connection with the February 2002 acquisition of various working interests in the North Hell Hole Prospect, the Company purchased, for the sum of $2,000,000, a 10% secured convertible promissory note in the principal amount of $2,000,000 and a detached warrant to purchase 1,063,830 shares of common stock at an exercise price of US$1.88 from Touchstone Resources, Ltd. ("Touchstone"), a Canadian Exchange listed company and the parent company of Touchstone USA, Inc. The secured convertible promissory note, with a maturity date of August 22, 2004, had an initial conversion price of US$1.88. The fair value of the note receivable was $787,234 and the fair value of the warrants on the date the note was issued, valued by using the Black-Scholes Method, was $1,212,766. Consequently, a discount in the amount of $1,212,766 was recorded in connection with this note. In addition, as described below, an impairment charge was recorded against this note. At December 31, 2003 and 2002, this note is reflected in these financial statements at a carrying value of $0 and $800,000. The face value of this note is $2,000,000. The fair market value of the warrant was $0 and $617,021 as of December 31, 2003 and 2002.

In June 2002 the Company purchased, for the sum of $1,600,000, an additional 10% convertible promissory note in the principal amount of $1,600,000 and a detached warrant to purchase 2,000,000 shares of common stock at an exercise price of US$1.00 until December 28, 2002 from Touchstone. The secured convertible promissory note, which matured December 28, 2002, had an initial conversion price of US$.80. The fair values of the note receivable was $1,220,000 and the fair value of the warrants on the date the note was issued, valued by using the Black-Scholes Method, was $380,000. Consequently, a discount in the amount of $380,000 was recorded in connection with this note. On March 20, 2003, the Company renegotiated the $1,600,000 promissory note receivable from Touchstone. The principal amount of the new note increased to $1,725,586, which included accrued interest of $125,586. The note earns interest at 10% per annum and is due February 28, 2005. The note could have been converted at any time

                      CONTINENTAL SOUTHERN RESOURCES, INC.
                          (A DEVELOPMENT STAGE ENTITY)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 8 - MARKETABLE SECURITIES - RELATED PARTIES (CONTINUED)

into shares of Touchstone at one share for each $0.62 of principal amount. Interest due may also be satisfied by the issuance of shares of Touchstone valued as at the date of issuance. In addition, as described below, an impairment charge was recorded against this note. At December 31, 2003 and 2002, this note is reflected in these financial statements at a carrying value of $0 and $1,000,000. The face value of this note is $1,725,586. The fair market value of the warrant was $0 at December 31, 2003 and 2002. The original expiration date to purchase 2,000,000 shares of stock in Touchstone was extended until February 28, 2005.

The Company's marketable convertible debt securities and warrants can be converted into and exercised for shares of Touchstone, which had a readily determinable fair market value. Management initially determined the appropriate classification of its investment using SFAS No. 115 "Accounting for Certain Investments in Debt and Equity Securities" at the time of purchase, and re-evaluates such determinations at each balance sheet date.

Under SFAS No. 114 "Accounting by Creditors for Impairment of a Loan," amended by SFAS No. 118, management has evaluated the collectibility of the loan from Touchstone and believes that Touchstone may not be able to repay the loans. Therefore, the Company has measured and recorded an impairment charge of $550,601 in 2002 and $1,800,000 in 2003 on the loans and accrued interest. The loans had a significant discount which reduced their carrying value. In connection with the impairment charge the Company has stopped amortizing the loan discount and accruing interest as of the fourth quarter of 2002. Consequently the carrying value of the loans at December 31, 2003 is equal to 0% of the $2,000,000 and the $1,725,586 face values of the notes based on the fair market value of the underlying loan collateral. The Company recognized a loss of $1,592,766 in regards to the Touchstone warrants.

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

In January 2003, the Company received 600,000 shares of the common stock of BPK as part of the consideration for the Company's sale of its 99% limited partnership interest in CSR-WAHA Partners, LP to BPK.

In March 2003, the Company sold 141,500 shares of BPK Resources, Inc. The Company incurred a loss of $24,454 in regards to the transaction.

In April 2003, the Company sold 23,000 shares of BPK Resources, Inc. The Company incurred a loss of $4,589 in regards to the transaction.

In October 2003, the Company sold 20,000 shares of International Travel CD's, Inc. The Company incurred a loss of $37,411 in regards to the transaction.

As of December 31, 2003, the Company owned 864,500 shares of BPK common stock with a fair market value of $207,480. The Company and BPK have one common director who is also president of BPK.

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

                      CONTINENTAL SOUTHERN RESOURCES, INC.
                          (A DEVELOPMENT STAGE ENTITY)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 8 - MARKETABLE SECURITIES - RELATED PARTIES (CONTINUED)

Available-for-sale securities consist of the following at December 31, 2003:

                                                 Current
                          ---------------------------------------------------------
                                                 Gross
                                              Unrealized
                             Cost                Loss                    Fair Value
                          -----------        -------------               ----------
Stock                     $ 1,208,516        $   (489,036)               $ 719,480
                          -----------        ------------                ---------

Total Current             $ 1,208,516        $   (489,036)               $ 719,480
                          ===========        ============                =========

In February 2004, as part of the Restructuring, all of the Company's shares in BPK and Trimedia Entertainment, Inc., which were held as of December 31, 2003, were included in the transfer of the non-core assets to the Series A and certain of the Series B Preferred Stock holders (see Note 21).

Available-for-sale securities consist of the following at December 31, 2002:

                                                   Current
                              --------------------------------------------------
                                                  Gross
                                                Unrealized
                                 Cost              Loss               Fair Value
                              ---------         ----------            ----------
Stock                         $ 869,025          $ (24,005)            $ 845,020
                              ---------          ---------             ---------

Total Current                 $ 869,025          $ (24,005)            $ 845,020
                              =========          =========             =========

                                                                     Long Term
                                              --------------------------------------------------------
                                                               Gross        Allowance
                                               Amortized     Unrealized        for
                                                  Cost          Loss        Impairment     Fair Value
                                              -----------    -----------    -----------    -----------
Convertible debt    Due          2/28/2005    $ 1,416,134    $         -    $  (416,134)   $ 1,000,000

Convertible debt    Due          08/22/2004       934,467              -       (134,467)       800,000

Warrants            Expires      2/28/2005        380,000       (380,000)             -              -

Warrants            Expires      08/22/2004     1,212,766       (595,745)             -        617,021
                                              -----------    -----------    -----------    -----------

Total Non-Current                             $ 3,943,367    $  (975,745)   $  (550,601)   $ 2,417,021
                                              ===========    ===========    ===========    ===========

                      CONTINENTAL SOUTHERN RESOURCES, INC.
                          (A DEVELOPMENT STAGE ENTITY)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 9 - PROPERTY AND EQUIPMENT

Property and equipment consisted of the following at December 31:

                                            2003           2002
                                         ---------       -------
Furniture and fixture                    $   5,048       $ 2,651
Less accumulated depreciation                 (678)          (43)
                                         ---------       -------

                                         $   4,370       $ 2,608
                                         =========       =======

Depreciation expense for the year ended December 31, 2003 and 2002 was $636 and $9,612, respectively.

NOTE 10 - INCOME TAXES

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

                                                                         2003            2002
                                                                      ------------    ------------
Deferred tax asset
    Allowance for impairment on marketable securities                 $    847,700    $    217,800
    Allowance for impairment on oil and gas properties                   4,001,500       1,485,300
    Allowance for bad debt                                                 711,800               -
    Deferred compensation                                                   85,700               -
    Tax benefit arising from net operating loss carryforward             8,815,600       1,937,300
                                                                      ------------    ------------

                                                                        14,462,300       3,640,400
Less valuation allowance                                               (14,106,700)     (2,640,500)
                                                                      ------------    ------------
                                                                           355,600         999,900
Deferred tax liability
    Intangible drilling costs                                             (199,300)       (999,900)
    Installment sale gain                                                 (156,300)              -
                                                                      ------------    ------------

Net deferred tax asset                                                $          -    $          -
                                                                      ============    ============

Income tax benefit (liability) consists of the following:

                                                                               December 31,
                                                                      ----------------------------
                                                                         2003             2002
                                                                      ------------    ------------
Deferred
    Federal                                                           $  4,354,600    $    578,600
    State                                                                  936,500         124,400
Federal and state benefit of net operating loss carryforward             8,815,600       1,937,500
                                                                      ------------    ------------
                                                                        14,106,700       2,640,500
Less valuation allowance                                               (14,106,700)     (2,640,500)
                                                                      ------------    ------------

Net deferred tax asset                                                $          -    $          -
                                                                      ============    ============

                      CONTINENTAL SOUTHERN RESOURCES, INC.
                          (A DEVELOPMENT STAGE ENTITY)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 10 - INCOME TAXES (CONTINUED)

As of December 31, 2003, the Company had losses which resulted in net operating loss carryforwards for tax purposes amounting to approximately $22,200,000 that may be offset against future taxable income. These NOL carryforwards expire beginning 2018 through 2021. However, these carryforwards may be significantly limited due to changes in the ownership of the Company as a result of future equity offerings.

Recognition of the benefits of the deferred tax assets and liabilities will require that the Company generate future taxable income. There can be no assurance that the Company will generate any earnings or any specific level of earning in future years. Therefore, the Company has established a valuation allowance for deferred tax assets (net of liabilities) of approximately $14,106,700 and $2,640,500 as of December 31, 2003 and 2002, respectively.

The following table presents the principal reasons for the difference between the Company's effective tax rates and of United States federal statutory income tax rate of 35%.

                                                                             December 31,
                                                                     ----------------------------
                                                                         2003           2002
                                                                     ------------    ------------
Federal income tax benefit at statutory rate                           11,505,500    $  3,034,900
State income tax benefit (net of effect of federal benefit)             1,233,700         300,800
Non-deductible expenses                                                (1,273,000)       (723,000)
Change in valuation allowance                                         (11,466,200)     (2,612,700)
                                                                     ------------    ------------

Income Tax Benefit                                                   $          -    $          -
                                                                     ============    ============

Effective Income Tax Rate                                                       0%              0%
                                                                     ============    ============

NOTE 11 - ACCOUNTS PAYABLE AND ACCRUED EXPENSES

The Company had the following accounts payable and accrued expenses outstanding at December 31:

                                                                     2003                 2002
                                                                 -----------           -----------
Accrued Interest                                                 $   242,897           $   910,399
Accounts Payable                                                     307,317               151,787
Preferred Dividend                                                 1,926,756               284,298
Payables for Oil and Gas Interests                                 2,221,774             1,164,135
Other Accrued Expenses                                               536,981               209,241
                                                                 -----------           -----------

                                                                 $ 5,235,725           $ 2,719,860
                                                                 ===========           ===========

NOTE 12 - NOTES PAYABLE

Related Party

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

NOTE 12 - NOTES PAYABLE (CONTINUED)

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

In December 2002, the lender and its assignees exchanged their entire principal of $9,857,149 in promissory notes into 98,571 shares of the Company's Series B Preferred Stock. The original principal amount of the promissory note converted into a number of units ("Units") equal to the original principal amount of the promissory note divided by the conversion price of $100.00 per Unit. Each Unit consisted of 1 fully-paid share of Series B Preferred Stock. This class of stock is explained in more detail under Note 15 - Stockholder's Equity. At December 31, 2002, $255,174 had been amortized to interest expense. Upon conversion of the note, the balance of unamortized discounts was recorded as interest expense. The accrued interest the Company owed on the note of approximately $693,000 as of December 31, 2002 was assigned by the lender to FEQ Investments, Inc.

In June 2002, the lender exercised its option to invest $4,000,000 in the Company. The investor funded $2,500,000 and assigned the option to invest the remaining $1,500,000 to various investors. As consideration for the full amount of $4,000,000, the Company issued a note for $3,942,860 and will issue the lender and its assignees an aggregate 5,714,150 shares of common stock. The common stock and note were valued at $461,200 and $3,538,800, respectively, as determined by an independent valuation. The related discount of $404,060 was being amortized over the term of the loan. On September 30, 2002, the lender and its assignees exchanged their entire principal of $3,942,860 in promissory notes into 39,429 shares of the Company's Series B Preferred Stock. The original principal amount of the promissory notes were converted into a number of units equal to the original principal amount of the promissory note divided by the conversion price of $100.00 per Unit. Each Unit consisted of 1 fully-paid share of Series B Preferred Stock. The remaining subscription receivable amounted to $1,000,000 at December 31, 2002. This class of stock is explained in more detail under Note 15 - Stockholders' Equity. The amount amortized to interest expense through September 30, 2002 was $38,174. Upon conversion of the note, the balance of the unamortized discounts was recorded as interest expense.

As the result of the above described transactions these lenders owned in excess of 50% of the Company's common stock at December 31, 2002 in addition to the preferred stock they received upon conversion of their notes.

During January and May 2003, the Company borrowed $250,000 and $6,000 from SPH Investments, Inc. and issued various 10% demand notes. During the second quarter 2003, the Company made principal payments of $176,000 and paid the remaining $80,000 of principal along with $9,800 in accrued interest in the third quarter of 2003.

In January 2003, the Company borrowed $100,000 from SPH Investments, Inc. Profit Sharing Plan and issued a 10% demand note. This note with accrued interest of $3,956 was repaid in June 2003.

                      CONTINENTAL SOUTHERN RESOURCES, INC.
                          (A DEVELOPMENT STAGE ENTITY)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 12 - NOTES PAYABLE (CONTINUED)

In January 2003, the Company borrowed $85,000 from 1025 Investments, Inc. and issued various 10% demand notes. The Company paid $45,000 in principal in January 2003 and the remaining $40,000 in March 2003 along with $235 in accrued interest.

Other

In April 2002 the Company entered into a loan agreement to borrow $1,500,000 from Gemini Growth Fund, LP ("Gemini"), a Delaware limited partnership. Gemini subsequently changed their name to Trident Growth Fund, L.P. ("Trident"). The note is a 12% secured convertible promissory note secured by substantially all of the assets of the Company. The note was to originally mature on October 21, 2003 but was extended as noted below, however the Company has the option to redeem the note at 100% of par at any time up to the maturity date. Trident has the option to convert the principal amount of the note into common stock of the Company. As additional incentive to make the $1,500,000 loan, Trident was issued a warrant to purchase 150,000 shares of the Company's common stock. The warrant expires on the earlier of April 30, 2012 or the date all of the convertible notes are converted to common stock. The initial conversion price of the note and warrant is the lesser of $2.00 or 60% of the closing bid price of the Company's common stock for the first trading session subsequent to the effective date of a reverse split of the Company's common stock which took place on May 31, 2002. However, the conversion price was reduced to $1.60 as a result of a subsequent private offering and is subject to other adjustments according to the provisions of the note. The Company paid loan commitment and origination fees of 1% and 4%, respectively, which were recorded as loan costs of which $45,000 was amortized to interest expense in 2002. On July 29, 2003, the loan was amended to extend the maturity date to July 31, 2004 and increase the principal amount to $2,100,000. As consideration for Trident's increasing of the original loan to $2,100,000, the Company granted Trident a warrant to purchase 150,000 shares of the common stock at an exercise price of $1.60 per share. The warrant is exercisable immediately and will expire on July 23, 2008. Interest is payable in cash unless Trident elects to have the interest paid in common stock of the Company. In February 2004, $1,500,000 of principal was repaid on the note and $600,000 of principal was converted into 375,000 shares of the common stock of the Company (see Note 21).

Repayment of the principal amount of the note has been guaranteed by a subsidiary of the Company. As described in the loan agreement, the Company is required to comply with various financial covenants. Any failure to comply with such covenants may be deemed a default on the loan by Trident. The Company did not meet three of the financial loan covenants as of December 31, 2002; however, Trident waived the specific covenants for six months. In consideration for this waiver, the Company granted Trident a warrant to purchase 25,000 shares of common stock at an exercise price of $1.60 per share. The warrant is exercisable immediately and will expire on April 30, 2012. As of June 30, 2003, the Company failed to meet the loan covenants again and Trident waived the covenant for until June 30, 2004. As consideration for Trident's second waiver of the loan covenants and extension of the maturity date of the original $1,500,000 note, on July 29, 2003 the Company granted Trident a warrant to purchase 100,000 shares of common stock at an initial exercise price of $1.60 per share. The warrant is exercisable immediately and will expire on April 30, 2012. These warrants were valued at $189,000 using the Black-Scholes Method and will be expensed over the extension of the notes. As of December 31, 2003, the Company had amortized $49,700 to expense.

The Company has allocated the proceeds from issuance of the convertible Trident promissory note and warrants based on a fair value basis for each item. Consequently, the convertible Trident promissory note was recorded with discounts of $632,451 based on the ascribed value of the warrants as determined by using the Black-Scholes Method. The note discounts for the warrant will be amortized over the period from the date of issuance to the maturity date of the note. Beneficial conversion discounts of $1,467,549 were recorded since the Trident promissory note was convertible into common shares of stock at a rate of $1.60 per share while the prevailing common stock share price was $3.10 and $2.10 on April 5, 2003 and July 29, 2003, respectively, when the original $1,500,000 and additional $600,000 note was made. These discounts are being amortized over the term of the loan. As of December 31, 2003 and 2002, the Company amortized $1,161,636 and $531,018 of the discount.

                      CONTINENTAL SOUTHERN RESOURCES, INC.
                          (A DEVELOPMENT STAGE ENTITY)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 12 - NOTES PAYABLE (CONTINUED)

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

During October 2002, the Company issued two unsecured 12% convertible promissory notes to a lender in the amount of $750,000 and $800,000, respectively. Both notes matured on October 15, 2003. In the event of default, the notes bear interest at 15% per annum. The lender has the option to convert the principal amount of the note into common stock of the Company at a conversion price of $3.25. The lender was issued a warrant to purchase a total of 232,500 shares of the Company's common stock at an exercise price of $5.00 per share as an additional incentive to make the loans. The warrant expires on October 15, 2005. Interest is payable in cash or common stock of the Company. On October 17, 2003, the loan was amended to extend the maturity date to June 30, 2004 and reduce the conversion price from $3.25 to $2.50. On February 26, 2004, the loan was amended again to reduce the conversion price from $2.50 to $1.75. The notes with outstanding principal of $1,550,000 and accrued interest were then converted into 1,026,624 shares of the Company's common stock (see Note 21). As consideration for the lender's extension of the note, the Company granted the lender a warrant to purchase 50,000 shares of the common stock at an exercise price of $5.00 per share. The warrants are exercisable immediately and will expire on October 17, 2006. These warrants were valued at $53,900 using the Black-Scholes Method and will be expensed over the extension of the notes. As of December 31, 2003, the Company had amortized $15,900 to expense.

The Company has allocated the proceeds from issuance of the convertible promissory notes and warrants based on a fair value basis of each item. Consequently, the convertible promissory notes were recorded with a discount of $341,349 and $378,406, respectively, based on the ascribed value of the warrants as determined by using the Black-Scholes Method. The note discount for the warrant will be amortized over the period from the date of issuance to the stated maturity date of the note. An additional beneficial conversion discount of $408,651 and $421,594 was recorded for the $750,000 and $800,000 promissory notes, respectively, since the notes were convertible into common shares of stock at a rate of $3.25 per share while the prevailing common stock share price was $4.90 and $5.05, respectively. This discount will also be amortized over the term of the loan. As of December 31, 2003 and 2002, the Company had amortized a total discount of $750,000 and $800,000, and $107,923 and $99,528, respectively, for the $750,000 and $800,000 notes.

In February 2003, Knox Miss Partners, L.P. borrowed $1,200,000 from Gibralt US, Inc. and issued a promissory note bearing interest at 12%. The note was payable the earlier of June 30, 2003 or upon closing of $2,000,000 of equity financing by the Company. The lender also received 75,000 shares of common stock in the Company for making the loan. The loan was guaranteed by the Company and FEQ Investments. This note was paid in July 2003.

In April 2003, PHT Partners, L.P. borrowed $190,000 from Louisiana Shelf Partners, L.P. and issued a 10% demand note. The note was paid in May 2003.

During June 2003, PHT Partners, L.P. borrowed $143,900 from Louisiana X Investors, LLC and issued a 10% demand note. This note was paid in July 2003.

In July 2003, BWP borrowed $370,000 from Louisiana X Investors, LLC and issued a 10% demand note. The note was paid in July 2003.

In July 2003, Knox Miss issued a promissory note for $200,000 to Louisiana X Investors, LLC. The note was paid in July 2003.

                      CONTINENTAL SOUTHERN RESOURCES, INC.
                          (A DEVELOPMENT STAGE ENTITY)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 13 - LIMITED PARTNERSHIP INTEREST TRANSFERRED UNDER CONTRACTUAL ARRANGEMENTS/DEFERRED EQUITY OPTION

The Company entered into a security purchase agreement on August 27, 2003 with RAM Trading, Ltd. ("RAM"), whereby RAM purchased 150,000 shares of the Company's common stock and 7 of the Company's 25.25 limited partnership units in Louisiana Shelf Partners, L.P. The total purchase price was $1,000,000 of which $304,500 was allocated to the sale of the common stock. The remaining $695,500 of the purchase price was treated as a deferred equity option. The agreement provided the Company a call option to purchase the limited partnership interest back from RAM and RAM a put option to sell the interest back to the Company. In accordance with Staff Accounting Bulletin ("SAB") Topic 5E: Accounting for Divestiture of a Subsidiary or Other Business Operation, SAB 101, "Revenue Recognition" and Financial Accounting Standard ("FAS") No. 48, "Revenue Recognition When Right of Return Exists," the sale of the interest was not recognized for accounting purposes. The carrying value of the limited partnership was not affected by the transaction nor was a gain or loss was reported from the sale of the limited partnership interest. The cost basis of this interest has been reclassified to a separate line in the balance sheet labeled "Limited Partnership Interest Transferred Under Contractual Arrangement". The Company paid $60,000 investment banking fee related to this transaction. The Company exercised its call option to buy back the limited partnership interest from RAM on October 20, 2003 and issued 650,000 shares of the Company's common stock in full payment of the option. The exercise of the call option resulted in an increase in the Company's equity of $695,500 and a corresponding decrease in the deferred equity option.

The Company entered into a security purchase agreement on October 28, 2003 with RAM, whereby RAM purchased 150,000 shares of the Company's common stock and 10 of the Company's 99 limited partnership units in Knox Miss Partners, L.P. The total purchase price was $1,200,000 of which $330,000 was allocated to the sale of the common stock. The remaining $870,000 of the purchase price was treated as a deferred equity option. The agreement provided the Company a call option to purchase the limited partnership interest back from RAM and RAM a put option to sell the interest back to the Company. In accordance with Staff Accounting Bulletin ("SAB") Topic 5E: Accounting for Divestiture of a Subsidiary or Other Business Operation, SAB 101: Revenue Recognition and Financial Accounting Standard ("FAS") No. 48: Revenue Recognition When Right of Return Exists, the sale of the interest was not recognized for accounting purposes. The carrying value of the limited partnership was not affected by the transaction nor was a gain or loss was reported from the sale of the limited partnership interest. The cost basis of this interest has been reclassified to a separate line in the balance sheet labeled "Limited Partnership Interest Transferred Under Contractual Arrangement". The Company paid $60,000 investment banking fee related to this transaction. The security purchase agreement was amended on December 10, 2003 to increase the number of shares issuable upon exercise of the option to 835,000. The Company exercised its call option to buy back the limited partnership interest from RAM on February 10, 2004 and issued 835,000 shares of the Company's common stock in full payment of the option. The exercise of the call option will result in an increase in the Company's equity of $870,000 and a corresponding decrease in the deferred equity option.

NOTE 14 - PRIVATE PLACEMENT OFFERINGS - SUBSCRIPTION RECEIVABLE / NOTES PAYABLE

In March 2002 in a private placement offering, the Company received subscription commitments for funding an aggregate of $3,550,000 to be collected over a period of approximately twelve months. As of December 31, 2002, the Company had collected $1,410,000, reduced the receivable by $53,750 for services provided by two officers through June 30, 2002 and had outstanding subscription receivables of $2,086,250, of which $906,250 was due from an entity affiliated with the president of the Company. As of December 31, 2003, the Company had collected the remaining $2,086,250 along with $60,486 in accrued interest. The subscription receivables bore interest at 2.69%. An additional $600,000 was subscribed to and paid in May 2002. Concurrently with this offering the Company issued an option to an investor as an inducement to accelerate funding its commitment. The option granted the investor a right to invest an additional $550,000 in the Company, at the same terms and conditions as its initial investment within 180 days from the date it funded its original investment. The fair value of the option was

                      CONTINENTAL SOUTHERN RESOURCES, INC.
                          (A DEVELOPMENT STAGE ENTITY)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 14 - PRIVATE PLACEMENT OFFERINGS - SUBSCRIPTION RECEIVABLE / NOTES PAYABLE (CONTINUED)

calculated in an independent valuation to be $6,100, which was expensed upon issuance. The investor exercised the option in September 2002.

In exchange for the cash proceeds and subscriptions receivable, the Company issued unsecured convertible promissory notes which were to mature one year from issuance and bore interest at 8% per annum. These notes were converted to common stock and shares of Series A preferred stock on May 31, 2002 when the Company's shareholders approved the amendments to the Company's Articles of Incorporation to increase the Company's authorized shares of common stock to 150,000,000, authorize approximately 10,000,000 shares of undesignated preferred stock, par value $.001 per share, and the Board of Directors authorized the issuance of shares of Series A preferred stock (the "May 2002 Article Amendment"). The original principal amount of the promissory notes converted into a number of Units equal to the original principal amount of the promissory note divided by the conversion price of $1.00 per Unit. Each Unit consisted of approximately
1.428571 fully-paid shares of common stock and approximately .9857141 fully-paid shares of Series A Preferred Stock. The conversion of the $4,150,000 notes resulted in the issuance of 5,928,790 of common shares and 4,090,713 of Series A preferred shares.

NOTE 15 - STOCKHOLDERS' EQUITY

Common Stock

The Common Stock is $.001 par value common stock, 150,000,000 shares authorized. As of December 31, 2003, 37,144,668 common shares were issued and outstanding.

Series A Preferred Stock

The Series A Preferred Stock is to pay dividends of 8% of the original issuing price per share per annum, which are cumulative prior to any dividends on the common stock or any series of stock to be created. The holders of each share of Series A Preferred Stock are entitled to be paid out of available funds prior to any distributions to holders of common stock, in the amount of $1.00 per outstanding share plus all accrued dividends. The outstanding Series A preferred stockholders are entitled to vote as a separate class and are entitled to elect a majority of the directors that constitute the board at any time. The holders of the common shares are entitled to elect the remaining directors.

The Company may, upon approval of its Board (assuming the recusal from any such vote of all members of the Board elected by the Holders of the Series A preferred stock), redeem all or a portion of the outstanding shares of Series A preferred stock at a cost of the liquidation preference and all accrued and unpaid dividends.

Series B Preferred Stock

The Series B Preferred Stock is to pay dividends of 8% of the original issuing price per share per annum, which are cumulative prior to any dividends on the common stock and on parity with the payment of any dividend or other distribution on the Series A Preferred Stock and any other series of preferred stock that has similar characteristics. The holders of each share of Series B Preferred Stock are entitled to be paid out of available funds prior to any distributions to holders of common stock in the amount of $100.00 per outstanding share plus all accrued dividends.

At any time after the earlier of (i) five business days after the date on which the Company sells, assigns, transfers or refinances certain of its working interests in an exploration project located in Vermillion, Louisiana, and receives net proceeds equal to at least $10,000,000, or (ii) the third anniversary of the initial issuance date of the Series B Preferred Stock, the Company may, upon approval of its Board redeem all or a portion of the outstanding shares of Series B preferred stock at a cost of the liquidation preference and all accrued and unpaid dividends.

                      CONTINENTAL SOUTHERN RESOURCES, INC.
                          (A DEVELOPMENT STAGE ENTITY)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 15 - STOCKHOLDERS' EQUITY (CONTINUED)

Series C Convertible Preferred Stock

The Series C Preferred Stock is to pay dividends of 6% of the original issue price ($10.00) per share per annum, which are cumulative prior to any dividends on the common stock and on parity with the payment of any dividend or other distribution on the Series A Preferred Stock, Series B Preferred Stock, and any other series of preferred stock that has similar characteristics. The holders of each share of Series C Convertible Preferred Stock are entitled to be paid out of available funds prior to any distributions to holders of common stock in the amount of $10.00 per outstanding share plus all accrued dividends. The holders of each share of Series C Preferred Stock may convert their shares to common stock at an initial conversion price of $2.00. This conversion price may be adjusted and reset if common stock is sold for less than the conversion price in effect at the time of the sale in addition to other criteria as set forth in the Certificate of Designation of Series C Preferred Stock "(Certificate of Designation"). If these reset provisions are triggered then additional preferred stock dividends related to the beneficial conversion feature will be recorded.

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

During the period from January 13, 2000 (inception) to December 31, 2000, the Company issued 112,000 shares of its common stock for $7,000 and 336,000 shares of its common stock as compensation to its officers. The Company valued the shares issued for compensation at $21,000, which was the fair market value as of the issuance date.

During 2001, the Company received $75,000 in proceeds from the issuance of 1,200,000 shares of common stock.

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

From February through August 2002, as consideration for services rendered in connection with the acquisition of the interest in Hell Hole Bayou, the Company issued to an unrelated party a warrant to purchase 300,000 shares of the Company's common stock at an exercise price of $2.25 per share valued at $3,000. This warrant will expire on February 20, 2005. As additional consideration the Company issued a warrant to purchase 100,000 shares of the Company's common stock at an aggregate exercise price of $1.00 valued at $10,000. The warrant was automatically deemed exercised upon the May 2002 Article Amendment. The ascribed value of the warrants, totaling $13,000, increased the cost of the Prospect interest purchased and was a non-cash item.

                      CONTINENTAL SOUTHERN RESOURCES, INC.
                          (A DEVELOPMENT STAGE ENTITY)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 15 - STOCKHOLDERS' EQUITY (CONTINUED)

In April 2002, as additional incentive for the Gemini loan of $1,500,000, the Company issued to Trident a warrant to purchase 150,000 shares of the Company's common stock at an exercise price of $1.60 per share exercisable immediately. The warrant will expire on the earlier of April 30, 2012 or the note conversion date.

In April and May 2002, the Company issued and sold mandatory convertible promissory notes in the aggregate principal amount of $3,650,000 to three accredited investors pursuant to Rule 506. The maturity date of the notes was one year from the date of the notes. The offering generated gross proceeds to the Company of $3,650,000. The Company expensed a 10% commission with respect to this offering. Concurrent with the May 2002 Article Amendment, the Company effected a 1 for 5 reverse stock split of common stock shares and automatically converted the principal amount of those notes into an aggregate of 2,281,250 shares of common stock.

In April and September 2002, the Company cancelled 448,000 shares of common stock, which were tendered to the Company for cancellation by former officers of the Company when it was named Expression Graphics, Inc.

Upon the May 2002 Article Amendment, the Company converted $4,150,000 of debt into 5,928,790 shares of common stock and 4,090,713 shares of Series A preferred stock.

During June and July 2002, the Company sold 1,893,338 shares of common stock in a private placement for $2.25 per share of which 155,000 shares were issuable as of December 31, 2002. The Company recorded $772,850 in offering costs and $26,307 in legal costs related to the private placement.

As consideration for services rendered in connection with the acquisition of the interest in Waha/Lockridge, the Company issued to an unrelated party a warrant to purchase 100,000 shares of the Company's common stock at an exercise price of $2.25 per share valued at $140,000. This warrant will expire on August 7, 2005.

In September 2002, the Company authorized and designated 500,000 shares of Preferred Stock, as Series B Preferred Stock par value $.001 per share.

In September 2002, the Company converted $3,942,859 in promissory notes for 39,429 shares of the Company's Series B Preferred Stock. As of December 31, 2003, subscription receivable in the amount of $250,000 remained outstanding, which was included in the transfer of the non-core assets to the Series A and certain of the Series B Preferred Stock holders in February 2004 (see Note 21).

In September 2002, an investor exercised its option to invest an additional $550,000 in the Company, at the same terms and conditions as its initial investment. The investor issued the Company a subscription note for $550,000 and the Company in turn issued a note for $550,000. This $550,000 was immediately converted into a number of units equal to the original principal amount of the promissory note divided by the conversion price of $1.00 per unit. Each unit consisted of 1.428584 shares of common stock and approximately 0.009867 shares of Series B preferred stock. Accordingly, the $550,000 note was converted into 785,721 issuable shares of common stock and 5,427 issued Series A preferred stock. As of December 31, 2003, $175,000 of the subscription receivable remained outstanding. The subscription receivable and accrued interest were included in the transfer of the non-core assets to the Series A and certain of the Series B Preferred Stock holders in February 2004 (see Note 21).

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

NOTE 15 - STOCKHOLDERS' EQUITY (CONTINUED)

In December 2002, the Company converted $9,857,149 in promissory notes into 98,571 shares of the Company's Series B Preferred Stock.

In May 2003, the Company issued to the former Class B member of BWP and its designee (consisting of creditors and consultants of BWP) 3,300,000 shares of common stock and 1,650,000 warrants at an exercise price of $2.00 per share expiring in three years as consideration for its purchase of the 100% of the Class B Membership in BWP.

In May 2003, the Company authorized and designated 1,500,000 shares of Preferred Stock, as Series C Convertible Preferred Stock with a par value $.001 per share.

Between May and July 2003, the Company sold 477,500 shares of Series C Convertible Preferred Stock in a private placement for $10.00 per share. The Company is required to register the resale of all shares of the common stock upon conversion of the Series C Preferred Stock, within 90 days of the date of termination of the offering. The Company recorded $307,200 in offering costs related to this offering. In February 2004, the Company's Series C Preferred shareholders converted all of their 477,500 shares of Series C Preferred Stock into 2,808,824 shares of the Company's common stock (see Note 21).

As discussed in Note 14, the Company entered into two securities purchase agreements with RAM during 2003. In connection with these agreements the Company has issued 950,000 shares of the Company's common stock to RAM in consideration of proceeds of $1,330,000.

In December 2003, RAM entered into an agreement with Lancer Offshore, Inc. and Lancer Partners, L.P. to purchase 14,097,672 shares of common stock and 103,500.07 shares of Series B Preferred Stock (collectively, the "Lancer Shares") for $5,280,948. Concurrent with the execution of the foregoing agreement, the Company entered into an agreement with RAM to purchase the Lancer Shares for $5,330,948 subject to RAM completing the purchase of the Lancer Shares which was finalized February 2004.

The preferred dividends accrued at December 31, 2003 amounted to $1,926,756 in total, of which $518,157, $1,242,975, and $165,625 pertained to Series A, B and C, respectively.

The preferred dividends accrued at December 31, 2002 amounted to $284,298 in total, of which $190,900 and $93,398 pertained to Series A and B, respectively.

Since the Company's common stock price exceeded the initial conversion price of the Series C Preferred Stock there was a beneficial conversion feature recorded as a preferred stock dividend in the amount of $2,763,250 as of December 31, 2003.

                      CONTINENTAL SOUTHERN RESOURCES, INC.
                          (A DEVELOPMENT STAGE ENTITY)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 15 - STOCKHOLDERS' EQUITY (CONTINUED)

Stock Warrants

The Company had the following outstanding warrants to purchase its common stock at December 31, 2003 and 2002:

                         December 31, 2003           December 31, 2002
---------------     --------------------------    ------------------------
Expiration Date     Exercise Price     Shares     Exercise Price    Shares
---------------     --------------   ---------    --------------   -------
2/20/2005              $   2.25        300,000       $   2.25      300,000
8/7/2005               $   2.25        100,000       $   2.25      100,000
10/18/2005             $   5.00        112,500       $   5.00      112,500
10/30/2005             $   5.00        120,000       $   5.00      120,000
5/20/2006              $   2.00      1,650,000              -            -
10/17/2006             $   5.00         50,000              -            -
7/23/2008              $   1.60        150,000              -            -
4/30/2012              $   1.60        275,000       $   1.60      150,000
                                     ---------                     -------

                                     2,757,500                     782,500
                                     =========                     =======

These warrants were issued in connection with the acquisition of Hell Hole, Potato Hills and Waha/Lockridge interests, the issuance and extension of convertible promissory notes and the waiver of certain loan convenants to the convertible noteholder.

The weighted average grant-date fair value of warrants granted during 2003 and 2002 was $1,739,372 and $916,058, respectively.

Stock Options

The Company had the following outstanding common stock options to purchase its securities at December 31:

                                         2003                                2002
                           ---------------------------------    -------------------------------
                             Number of        Exercise Price      Number of      Exercise Price
Description of Series      Options issued        Per Share      Options issued     Per Share
-----------------------    --------------     --------------    --------------   --------------
Expire July 2004                   50,000        $   5.00                    -            -
Expire August 2008                500,000        $   2.30              500,000       $ 5.00
Expire May 2006                   250,000        $   3.00                    -            -
Expire July 2006                   25,000        $   3.00                    -            -
Expire August 2008                200,000        $   5.00                    -            -
                           --------------                       --------------

Common Stock                    1,025,000                              500,000
                           ==============                       ==============

                      CONTINENTAL SOUTHERN RESOURCES, INC.
                          (A DEVELOPMENT STAGE ENTITY)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 15 - STOCKHOLDERS' EQUITY (CONTINUED)

The following tables summarize the Company's stock option activity and related information:

                                                           Number of
                                                            Shares
                                                           ---------
Balance as of December 31, 2001                                    -

Granted                                                      500,000
                                                           ---------

Balance as of December 31, 2002                              500,000

Granted                                                      525,000
                                                           ---------

Balance as of December 31, 2003                            1,025,000
                                                           =========

                            OPTIONS OUTSTANDING                      OPTIONS EXERCISABLE
              -----------------------------------------------     --------------------------
                  Number of             Weighted     Weighted         Number        Weighted
Range of      Outstanding Shares        Average       Average     Exercisable at     Average
Exercise       at December 31,         Remaining     Exercise      December 31,     Exercise
 Prices              2003            Contract Life     Price           2003           Price
--------      ------------------     -------------   --------     --------------    --------
$   5.00            50,000               0.5         $   5.00          50,000        $ 5.00
$   3.00           475,000               3.3         $   3.00         475,000        $ 3.00
$   2.30           500,000               4.6         $   2.30         500,000        $ 2.30

                            OPTIONS OUTSTANDING                      OPTIONS EXERCISABLE
              -----------------------------------------------     --------------------------
                  Number of             Weighted     Weighted         Number        Weighted
Range of      Outstanding Shares        Average       Average     Exercisable at     Average
Exercise       at December 31,         Remaining     Exercise      December 31,     Exercise
 Prices              2002            Contract Life     Price           2002           Price
--------      ------------------     -------------   --------     --------------    --------
$   5.00           500,000                2.0        $   5.00         500,000        $ 5.00

The weighted average grant-date fair value of options granted during 2003 and 2002 was $348,917 and $1,304,638, respectively.

In December 2002, the Company granted 100,000 options to each of the five directors of the Company for a total of 500,000 options as director compensation. The options, with an exercise price of $5.00 per share subject to adjustment, are exercisable immediately and expire on December 4, 2004. On August 8, 2003, the Company modified the terms of the 500,000 options granted to its directors in 2002 by reducing the option exercise price from $5.00 to $2.30 per share and extending the option expiration date from November 4, 2004 to August 4, 2008.

In May 2003, the Company granted 250,000 options to Sunrise Financial Group, Inc. ("Sunrise") as compensation for the consulting service Sunrise provided for a minimum of five months. The option, which is fully vested at December, 31, 2003, is exercisable at $3.00 per share and expires in three years. The option was valued at $516,400 and expensed.

                      CONTINENTAL SOUTHERN RESOURCES, INC.
                          (A DEVELOPMENT STAGE ENTITY)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 15 - STOCKHOLDERS' EQUITY (CONTINUED)

In July 2003, the Company issued options to purchase 25,000 shares of the Company's common stock for $3.00 per share to designees of Stern & Co., Inc. in connection with their assistance in obtaining D&O insurance. The options are exercisable immediately and expire in three years. The options were valued at $41,700 using the Black Scholes Method and expensed.

In July 2003, the Company granted 50,000 options to Rhodes Ventures, S.A ("Rhodes") as compensation for the consulting service Rhodes will provide for twelve months. The option is exercisable at $5.00 per share and expires in one year. The option was valued at $23,100 and charged to deferred compensation. As of December 31, 2003, $22,100 has been charged to expense.

In August 2003 the Company issued 100,000 shares of common stock and granted options to purchase 200,000 shares of common stock to a newly appointed director as director compensation. The options vest immediately at an exercise price of $3.00 per share and will expire on August 3, 2008.

All stock options have been granted pursuant to stock option plans that were not subject to shareholder approval.

NOTE 16 - RELATED PARTY TRANSACTIONS - NOT DESCRIBED ELSEWHERE /
CONCENTRATIONS

In 2003, the Company relied upon Touchstone USA to provide it with additional reserve assessment analysis and engineering services in connection with the exploration and development of its prospects.

The president of Touchstone USA is the managing member of PHT Gas, LLC, which was the general partner of PHT Partners, LP as of December 31, 2003.

In 2002, Mr. Harrington, the former President of the Company, initially provided services to the Company without compensation. In addition, an affiliate of the president provided accounting services to the Company without charge. For the three months ended March 31, 2002 the value of these services was de minimis. In accordance with the accounting treatment proscribed in the SEC Staff Accounting Bulletin Topic 5-T, the Company recorded as expense an amount representing the value of these services provided prospectively.

In June 2002, the Company borrowed funds in the amount of $300,000 from an affiliate of the president of the Company. The loan was repaid as of December 31, 2002.

During the first three months of 2002, two officers of the Company offset their compensation, valued at $53,750, against liabilities they had owed to the Company. No further offset was allowed by the Company.

In August 2002, the Company purchased 819,000 shares representing approximately 7% of ownership in BPK Resources, Inc. The Company and BPK Resources have one common director who is also president of BPK Resources. As of December 31, 2003, the Company held 864,500 shares of BPK Resources common stock.

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

                      CONTINENTAL SOUTHERN RESOURCES, INC.
                          (A DEVELOPMENT STAGE ENTITY)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 16 - RELATED PARTY TRANSACTIONS - NOT DESCRIBED ELSEWHERE /
CONCENTRATIONS (CONTINUED)

During 2002, the Company paid investment-banking fees of $200,000 and $260,000, respectively, to FEQ Investments, Inc. and KAB Investments, Inc. (a company under common ownership with FEQ Investments, Inc.). The investment banking fees related to the acquisition of certain oil and gas properties and certain convertible debt placements. As of December 31, 2002, $385,000 of these fees were capitalized as costs related to the acquisition of oil and gas properties. During 2002, $75,000 was recorded as prepaid loan fees and which were amortized of the life of the loans.

During March 2003, the Company paid investment-banking fees of $60,000 to FEQ. The investment-banking fees related to the certain debt placements for the benefit of Knox Miss Partners, L.P.

In January 2003, LSP loaned FEQ (the former managing member of PHT Gas, LLC and CSR, LLC) $1,220,000 and received a 10% promissory note. As of December 31, 2003, principal in the amount of $5,000 remained outstanding along with $59,638 in accrued interest. In the fourth quarter of 2003, LSP loaned an additional $125,000 to FEQ which was outstanding at December 2003.

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

During July and August, FEQ paid $305,000 of its outstanding subscription agreement. As of December 31, 2003, $175,000 remained outstanding along with $17,008 in accrued interest.

During 2003, the Company paid legal fees in cash and common stock amounting to $21,158 to Joseph Fioravanti. The legal fees related to various professional services rendered to the Company. Mr. Fioravanti is a current member of the Company's board of directors.

                      CONTINENTAL SOUTHERN RESOURCES, INC.
                          (A DEVELOPMENT STAGE ENTITY)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 17 - SUPPLEMENTARY CASH FLOW DISCLOSURES

Cash paid during the period for interest and income taxes was as follows:

                               December 31,
                         ------------------------
                            2003          2002
                         ----------    ----------
Interest paid            $  210,204    $  132,081
                         ==========    ==========

Income taxes paid        $        -    $        -
                         ==========    ==========

Non-Cash Investing and Financing Transactions

As consideration for services rendered in connection with the Prospect and the notes payable (see Note 7 and 13) the Company issued warrants. As a result, $13,000 and $45,000 were recorded as additional interest in the Prospect and as loan costs, respectively.

The Company recorded a reduction in the amount of its unrealized loss on the investment in marketable securities of $510,714 for the year ended December 31, 2003. The Company recorded an unrealized loss in the amount of $999,750 in connection with the Company's investment in marketable securities and warrants for the year ended December 31, 2002.

The Company incurred loan costs of $40,000 and $75,000 which were deducted from the proceeds of the loans from Trident in 2003 and 2002, respectively.

In 2002, loan costs of $80,000 and $75,000 were deducted from the proceeds of the $800,000 and $750,000 loan, respectively.

The Company recorded discounts on the Trident note payable of $600,000 and $1,500,000 due to the value of attached warrants and the beneficial conversion feature on the promissory note in 2003 and 2002, respectively (see Note 12).

In 2002, the Company recorded a discount of $800,000 and $750,000, respectively, on two notes due to the value of attached warrants and the beneficial conversion feature on the promissory notes (see Note 12).

Two officers offset their salaries in the amount of $53,750 against subscriptions receivable for the Company's stock during the six months ended June 30, 2002.

The Company acquired various oil and gas interests of which the Company owed $52,996 as of December 31, 2003 and $1,164,135 as of December 31, 2002.

As consideration for 2002 services rendered in connection with the acquisition of interest in Waha/Lockridge, the Company issued warrants. The value of the warrants, which was $140,000, was recorded as other capitalized costs in the Waha/Lockridge Prospect.

In 2002, the Company converted the $3,942,826 and $9,857,149 notes payable to Lancer into shares of the Company's preferred Series B stock (see Note 12).

The Company recorded $1,642,458 and $284,298 in dividends in 2003 and 2002, respectively.

                      CONTINENTAL SOUTHERN RESOURCES, INC.
                          (A DEVELOPMENT STAGE ENTITY)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 17 - SUPPLEMENTARY CASH FLOW DISCLOSURES (CONTINUED)

The Company recorded a dividend in the amount of $2,763,250 related to the beneficial conversion feature included in the Series C preferred stock issued in 2003.

The Company issued common stock and warrants to acquire its interest in BWP in 2003.

In 2003, the Company recorded $47,000 as the value of the stock granted by BPK for the extension of the maturity date of the note receivable owed by BPK.

In 2003, the Company recorded $242,900 as the value of the warrants granted to two lenders for the extension of the maturity dates of the loans from those lenders.

NOTE 18 - OPERATING LEASES

In September 2002, the Company entered into a lease agreement for office space. The lease period is for 61 months commencing on November 1, 2002. Rent will be $19,370 in year one, $20,115 in year two, $20,860 in year three, $21,605 in year four, and $22,350 in year five.

NOTE 19 - COMPREHENSIVE LOSS

Excluding net loss, the Company's source of comprehensive loss is from the net unrealized loss on its marketable debt securities, which are classified as available-for-sale. The following summarizes the components of comprehensive loss:

                                                            Year Ended December 31,
                                                       ---------------------------------
                                                            2003               2002
                                                       --------------     --------------
Net loss                                               $  (32,842,755)    $   (8,386,844)

Unrealized loss                                              (465,032)          (999,750)
Reclassification adjustment for loss realized
 in net loss above                                            975,746                  -
                                                       --------------     --------------

Unrealized gain (loss), net                                   510,714           (999,750)
                                                       --------------     --------------

Comprehensive loss                                     $  (32,332,041)    $   (9,386,594)
                                                       ==============     ==============

NOTE 20 - COMMITMENTS AND CONTINGENCIES

General

The oil and gas industry is subject to regulation by federal, state and local authorities. In particular, gas and oil production operations and economics are affected by environmental protection statutes, tax statutes and other laws and regulations relating to the petroleum industry. The Company believes it is in compliance with all federal, state

                      CONTINENTAL SOUTHERN RESOURCES, INC.
                          (A DEVELOPMENT STAGE ENTITY)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 20 - COMMITMENTS AND CONTINGENCIES (CONTINUED)

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

Legal Proceeding

On or about May 3, 2003, Knox Miss filed a complaint in the District Court Of Harris County, Texas, 234th Judicial District against Clayton Williams Energy, Inc. (the "Defendant") as a result of Defendant's breach of that certain Exploration and Development Agreement dated on or about May 23, 2002 (the "Agreement"). Under the Agreement, Knox Miss has the right to participate for a 50% share of certain leases acquired by Defendant during the term of the Agreement. Although Knox Miss had elected to participate in the acquisition of certain additional leases and paid in excess of $1.7 million to Defendant between July and December 2002 in payment of its share of the acquisition costs, in April 2003, Defendant notified Knox Miss that it would not permit Knox Miss to participate, alleging that the foregoing payments were not received within the time frame set forth in the Agreement. Knox Miss seeks a declaratory judgment establishing its right under the Agreement to participate in the acquisition of the leases at issue and damages arising from Defendant's breach of the Agreement together with attorney's fees, interest and court costs. Defendant has denied all allegations.

On October 31, 2003, Defendant filed a counterclaim against Knox Miss and a third party petition against PHT Gas, LLC alleging that Knox Miss breached the Agreement by assigning an overriding royalty interest to PHT Gas, LLC in the area of mutual interest subject to the Agreement to PHT Gas, LLC. Defendant seeks a declaratory judgment establishing its rights under the Agreement and an order of specific performance compelling Knox Miss to convey the royalty interest to Defendant together with attorney's fees. Knox Miss has not answered the counterclaim and the parties are in settlement discussions with respect to both claims. As part of the Restructuring, all of the Company's interests and obligations in Knox Miss were sold in February 2004.

On or about March 4, 2004, the GHK Company, LLC, GHK/Potato Hills Limited Partnership, and Brian F. Egolf (collectively "Plaintiffs") commenced an action against Endeavour International Corporation ("Endeavour"), f/k/a Continental Southern Resources, Inc., (collectively "defendants") as well as BWP Gas, L.L.C. ("BWP") and HBA Gas, Inc. ("HBA") in Oklahoma City, Oklahoma. In the petition, Plaintiffs allege that CSOR intended to acquire a

                      CONTINENTAL SOUTHERN RESOURCES, INC.
                          (A DEVELOPMENT STAGE ENTITY)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 20 - COMMITMENTS AND CONTINGENCIES (CONTINUED)

majority of the membership interests in BWP and that HBA in turn entered into an agreement to assign Plaintiff 2.5 million common shares of CSOR stock upon compliance by Plaintiffs with certain contractual obligations including but not limited to completion and initial commercial production of the Mary #2-34 well, along with the presentation of a development plan and the commencement of the next exploration or development well in the Potato Hills Deep Prospect. Plaintiffs further allege in their petition that BWP, HBA and Endeavour are alter egos of each other and jointly and severally liable to Plaintiffs for failing to deliver Plaintiffs the CSOR common stock. Plaintiffs seek delivery of the stock as well as a temporary restraining order, a primary and permanent injunction (i) enjoining all dilutions of Plaintiff rights pertaining to CSOR stock; (ii) enjoining Endeavour from all future stock issuances and transfers of assets not in the ordinary course of business and (iii) prohibiting the alienation or encumbrance of the CSOR stock that is allegedly in Plaintiff's possession. Management intends to litigate vigorously and believes it has good and valid defenses. However, the action has just begun and counsel is unable to opine on the outcome of the litigation.

NOTE 21 - SUBSEQUENT EVENTS

On February 4, 2004, the Company issued a private placement offering of 125,000 shares of the Company's common stock, $.001 par value per share at $2.00 per share.

The Company exercised its call option to buy back the Knox Miss limited partnership interest from RAM on February 10, 2004 and issued 835,000 shares of the Company's common stock in full payment of the option.

On February 9, 2004, the Company issued a 3% promissory note to 1025 Investments, Inc. for $10,000.

On February 17, 2004, PHT issued a 3% promissory note to 1025 Investments, Inc. for $24,000.

On February 27, 2004, the Company announced that it has completed a series of mutually interdependent transactions that will significantly expand the scope and objectives of the company under the leadership of a new management team.

In an offering of common stock (the "Offering") that closed on February 26, 2004, the Company issued 25,000,000 shares of common stock at $2.00 per share in a private placement. The estimated net proceeds of the Offering were $46,000,000 after deduction of placement agent commissions of $2,500,000, financial advisory fees of $1,250,000 and offering expenses, estimated to be $250,000. In addition, warrants to purchase 700,000 shares of common stock at $2.00 per share were issued to the placement agent. The net proceeds were used for the purchase of 14,097,672 shares of the Company's common stock and 103,500.07 shares of the Company's Series B Preferred Stock for $5,330,948 (see Note 15), for repayment of the principal amount of Trident note in the amount of $1,500,000, and with the remainder to be used for general corporate purposes, including potential acquisitions. The Company is required to use its best efforts to file a registration statement with the Securities and Exchange Commission ("SEC") within six months of closing of the Offering to permit the public resale of the offered shares and the common stock reserved for issuance upon exercise of the placement agent warrants. If the Company offers equity securities in a private placement at a price or conversion price, as the case may be, less than $2.00 per share (other than shares reserved for issuance upon exercise of outstanding warrants or options, restricted stock or options granted pursuant to an incentive plan approved by the Company's board of directors, restricted stock or options issued to employees, directors, consultants or others for services rendered to the Company, or shares issued in connection with an acquisition), each holder of shares will have the opportunity to participate in any such Offering to maintain its relative percentage ownership interest in the Company. These rights will terminate at the earlier of (a) the effective date of a registration statement covering the public resale of the shares or (b) twelve months after closing of the Offering. In addition, certain of the Company's existing security holders that hold in the aggregate 11.2 million

                      CONTINENTAL SOUTHERN RESOURCES, INC.
                          (A DEVELOPMENT STAGE ENTITY)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 21 - SUBSEQUENT EVENTS (CONTINUED)

common shares or warrants to purchase common shares have registration rights to have their shares included in the registration statement described above to permit the public resale of their shares.

Concurrent with the closing of the Offering, the Company acquired (the "Merger") NSNV, Inc. ("NSNV"), through a merger with a newly created subsidiary of the Company CSOR Acquisition Corporation, resulting in NSNV becoming a wholly-owned subsidiary of the Company. NSNV was a private company owned by William L. Transier, John N. Seitz and PGS Exploration (UK) Limited ("PGS"), a United Kingdom corporation that is a provider of geophysical services. The former shareholders of NSNV received an aggregate of 12,500,000 common shares of the Company in the merger, representing approximately 18.9% of the Company's outstanding common stock immediately after the closing of the merger. Subsequent to the Merger, the Company was renamed "Endeavour International Corporation" ("Endeavour").

The Merger is intended to provide the Company with the following competitive advantages: (i) a pre-eminent seismic and geological database of the North Sea region and (ii) a proven and experienced management team comprised of Messrs. Transier and Seitz, each pursuant to three-year employment agreements, and certain other former executives of Ocean Energy, Inc. and Anadarko Petroleum Corporation. On December 16, 2003, NSNV and PGS entered into an agreement where, in exchange for certain consideration including, among other things, 18.5% of the outstanding stock of NSNV and a three-year product and service commitment, PGS agreed to grant NSNV the right to use 79,200 square kilometers of 3-D seismic and related data in the North Sea region, including the 3D Mega Merge and North Sea Digital Atlas databases. Under the agreement, NSNV is required to purchase products and services from PGS or certain of its affiliates that have an aggregate invoice value over three years of at least $4.5 million. PGS has also agreed to provide NSNV with product discounts and certain consultancy services during the term of the agreement.

Upon consummation of the Merger, the Company's sole officer, Stephen P. Harrington, and directors Humbert Power, Thomas Michael Curran and Gary Krupp resigned and William L. Transier and John N. Seitz became the Co-Chief Executive Officers and Directors.

In connection with the Merger, the shareholders of NSNV and the new management of the Company executed 12 month lock-up agreements covering each individual's respective holdings of the Company's common stock. In addition, all shareholders of the Company holding 500,000 or more shares of common stock prior to February 26, 2004 and the Company's former sole officer executed lock-up agreements. These shareholders will be subject to lock-up agreements for their common shares as set forth in the following table:

                    % of Outstanding Shares
 Month                Subject to Lock-up
-------             -----------------------
 1 - 6                        95%
 7 - 9                        85%
10 - 12                       75%

The lock-up agreements will terminate at the earlier of (i) the registration of the shares of (ii) 12 months after February 26, 2004.

Simultaneous with the consummation of the Merger and the Offering, the Company restructured various financial and shareholder related items (the
"Restructuring"). Specifically, the Company completed the following:

     - Repaid $1,500,000 principal amount of the Company's outstanding convertible notes;

     - Issued 1,026,624 shares of the Company's common stock in exchange for the $1,550,000 principal balance and accrued interest due under the Michael P. Marcus convertible debenture at a conversion price of $1.75;

                      CONTINENTAL SOUTHERN RESOURCES, INC.
                          (A DEVELOPMENT STAGE ENTITY)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 21 - SUBSEQUENT EVENTS (CONTINUED)

     - Issued 375,000 shares of the Company's common stock in exchange for the $600,000 principal balance and accrued interest due under the Trident convertible debenture at a conversion price of $1.60;

     - Issued 2,808,824 shares of the Company's common stock upon conversion of all of the outstanding Series C Preferred Stock, and accrued dividends, at a conversion price of $1.70 per share;

     - Purchased all outstanding shares of Series A Preferred Stock and 20,212.86 shares of Series B Preferred Stock in exchange for certain of the Company's non-core assets (see below); and

     - Purchased 14,097,672 shares of common stock and 103,500.07 shares of Series B Preferred Stock from RAM Trading, Ltd. for $5,330,948 in cash.

The Company also sold the following non-core assets to the holders of the Series A Preferred Stock and certain holders of the Series B Preferred Stock:

     -   100% of the ownership interest in BWP Gas, LLC.;

     -   864,560 shares of restricted common stock of BPK Resources, Inc.;

     -   400,000 shares of common stock of Trimedia Group, Inc.;

     - Note receivable due from CSR Hackberry, LLC with a principal balance of $25,000;

     - Note receivable due from Snipes, LLC in the principal amount of $122,500;

     - Subscription receivable due from FEQ Investments in the principal amount of $175,000;

     - Subscription receivable due from GWR Trust in the principal amount of $250,000; and

     - Note receivable due from BPK Resources, Inc. with a principal balance of $670,000.

The following is a calculation of the purchase price:

Shares of common stock issued               12,500,000
Price per share of the Offering            $      2.00
                                           -----------
Fair value of stock issued                  25,000,000
Add: Capitalized merger costs                  525,000
                                           -----------
Purchase Price                             $25,525,000
                                           ===========

Capitalized merger costs are estimated to be professional expenses for legal and accounting services.

Unaudited Pro Forma Information - The following table sets forth summary unaudited pro forma condensed combined financial and operating data which are presented to give effect to the Merger, the Offering and the Restructuring. The information does not purport to be indicative of actual results, if any of these transactions had been in effect for the periods indicated, or of future results. The information was prepared assuming the Merger, the Offering and the Restructuring were assumed to occur on January 1, 2003. Since NSNV commenced operation in December 2003, there is no pro forma impact on the Company's statement of operations for the year ended December 31, 2002.

                      CONTINENTAL SOUTHERN RESOURCES, INC.
                          (A DEVELOPMENT STAGE ENTITY)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 21 - SUBSEQUENT EVENTS (CONTINUED)

Unaudited Pro Forma Information:

                                                      Year Ended
                                                  December 31, 2003
                                                  -----------------
Revenues                                          $               -
Net loss available to common shareholders               (16,889,617)
Basic and diluted loss per share                  $           (0.31)

                                                  December 31, 2003
                                                  -----------------
Current assets                                    $      45,910,102
Oil and gas properties - costs not being
  amortized                                                       -
Marketable securities - noncurrent                                -
Equity interests in oil and gas properties                2,838,536
Other assets                                              3,509,370
Intangible assets                                         8,925,000
Goodwill                                                 16,745,745
                                                  -----------------

Total assets                                      $      77,928,753
                                                  =================

Current liabilities                               $       3,801,501
Long-term liabilities                                     3,500,000
Minority interest                                            29,505
Shareholders' equity                                     70,597,747
                                                  -----------------
Total liabilities and shareholders' equity        $      77,928,753
                                                  =================

During the first quarter of 2004, the Company sold all of its limited partnership units in Knox Miss for $5,000,000 and received $500,000 in cash and a $4,500,000 short-term note that is secured by a pledge of the limited partnership interest.

Subsequent to the Merger, the Company issued restricted shares of common stock to its new management, directors and employees as follows:

                                                 Number of Shares            Vesting Period
                                                 ----------------     -----------------------------
Inducement Grants                                   1,600,000         One third on January 1, 2005;
                                                                      One third on each January 1
                                                                      thereafter
Inducement Grants                                     731,250         January 1, 2005
Grants under the 2004 Stock Incentive Plan (1)        500,000         One third on January 1, 2005;
                                                                      One third on each January 1
                                                                      thereafter
Grants under the 2004 Stock Incentive Plan (1)        278,375         January 1, 2005
                                                    ---------

                                                    3,109,625
                                                    =========

(1)The 2004 Stock Incentive Plan is subject to the approval by a majority of our shareholders at the Company's 2004 Annual Shareholder Meeting.

                      CONTINENTAL SOUTHERN RESOURCES, INC.
                          (A DEVELOPMENT STAGE ENTITY)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 21 - SUBSEQUENT EVENTS (CONTINUED)

In addition to the above restricted share grants, the Company granted options to purchase 2,140,000 shares of common stock at an exercise price of $2.00 to employees and directors. One third of these options vest on January 1, 2005 and an additional one-third on each January 1 thereafter. These options were granted under the 2004 Stock Incentive Plan which is subject to the approval by a majority of our shareholders at the Company's 2004 Annual Shareholder Meeting.

As consideration for services rendered in connection with the purchase of the shares of common stock and Series B Preferred stock from RAM, the Company issued to an unrelated party 300,000 shares of its common stock.

NOTE 22 - SUPPLEMENTAL OIL AND GAS DISCLOSURES - UNAUDITED

Oil and Gas Reserves

The determination of oil and gas reserves is highly complex and interpretive. The estimates are subject to continuing changes as additional information becomes available.

Proved oil and gas reserves are the estimated quantities of crude oil, natural gas, and natural gas liquids, which geological and engineering data demonstrate with reasonable certainty to be recoverable in future years from known reservoirs under existing economic and operating conditions. Proved development oil and gas reserves are those reserves expected to be recovered through existing wells with existing equipment and operating methods. The reserve data is based on studies prepared by a petroleum engineer. All proved developed reserves of oil and gas are located in Oklahoma.

The following table presents estimates of the Company's net proved developed oil and gas reserves:

                                                                    December 31,
                                                             --------------------------
                                                                2003            2002
                                                             ----------      ----------
Proved developed reserves (mcf), beginning of year                    -               -

Purchase of proved developed reserves (mcf), in place            60,000               -
Production                                                       (8,000)              -
Extension of reservoir                                                -               -
Revisions of previous estimates                                       -               -
                                                             ----------      ----------

Proved developed reserves (mcf), end of year                     52,000               -
                                                             ==========      ==========

Equity in reserves in equity method investees                         -               -
                                                             ==========      ==========

Standardized Measure of Discounted Future Net Cash Flows (Unaudited)

SFAS No. 69, "Disclosure about Oil and Gas Producing Activities", prescribes guidelines for computing a standardized measure of future net cash flows and changes therein relating to estimated proved reserves. The Company has followed these guidelines, which are briefly discussed below.

Future cash inflows and future production and development costs are determined by applying year-end prices and costs to the estimated quantities of oil and gas to be produced. Estimated future income taxes are computed using

                      CONTINENTAL SOUTHERN RESOURCES, INC.
                          (A DEVELOPMENT STAGE ENTITY)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 22 - SUPPLEMENTAL OIL AND GAS DISCLOSURES - UNAUDITED (CONTINUED)

current statutory income tax rates for where production occurs. The resulting future net cash flows are reduced to present value amounts by applying a 10% annual discount factor.

The assumptions used to compute the standardized measure are those prescribed by the Financial Accounting Standards Board and, as such, do not necessarily reflect the Company's expectations for actual revenues to be derived from those reserves nor their present worth. The limitations inherent in the reserve quantity estimation process, as discussed previously, are equally applicable to the standardized measure computations since these estimates are the basis for the valuation process.

The following summary sets forth the Company's future net cash flows relating to proved gas reserves based on the standardized measure prescribed in Statement of Financial Accounting Standards No. 69.

                                                                    December 31,
                                                             --------------------------
                                                                2003            2002
                                                             ----------      ----------
Future cash inflows                                          $  189,586      $        -
Future production costs                                         (73,839)              -
Future development costs                                              -               -
Future income tax expense                                             -               -
                                                             ----------      ----------

Future net cash flows (undiscounted)                            115,747               -

Annual discount of 10% for estimated timing                     (44,710)              -
                                                             ----------      ----------

Standardized measure of future net                           $   71,037      $        -
                                                             ==========      ==========

Equity in standardized measure of equity method investees    $        -      $        -
                                                             ==========      ==========

Changes in Standardized Measure (Unaudited)

The following are the principal sources of change in the standardized measure of discounted future net cash flows at December 31:

                                                                2003            2002
                                                             ----------      ----------
Standardized measure, beginning of period                    $        -      $        -
Net changes in prices and production costs                            -               -
Future development costs                                              -               -
Revisions of previous quantity estimates                              -               -
Extension of reservoir                                                -               -
Sale of reserves in place                                             -               -
Accretion of discount                                                 -               -
Changes in income taxes, net                                          -               -
Purchased reserves                                               71,037               -
                                                             ----------      ----------

Standardized measure, end of period                          $   71,037      $        -
                                                             ==========      ==========

Equity in standardized measure of equity method investees    $        -      $        -
                                                             ==========      ==========

                                INDEX TO EXHIBITS


Exhibit              Description
-------              -----------
2.1                  Agreement and Plan of Merger by and among Continental Southern Resources, Inc., CSOR
                     Acquisition Corp. and NSNV, Inc. (Incorporated by reference to Exhibit 2.1 on current report on Form 8-K filed February 27, 2004)
2.2                  Plan and Agreement of Merger, dated as of February 27,
                     2004, by and among Continental Southern Resources, Inc. and
                     Endeavour International Corporation (Incorporated by
                     reference to Exhibit 10.1 on current report on Form 8-K
                     filed on March 1, 2004)
3.1                  Amended and Restated Articles of Incorporation (Incorporated by reference to Exhibit 3.1 of our Quarterly Report on Form 10-QSB for the quarter ended June 30, 2002)
*3.2                 Amended and Restated Bylaws
*3.3                 Certificate of Designation of Series A Preferred Stock
                     (Incorporated by reference to Exhibit 3.4 of our Quarterly
                     Report on Form 10-QSB for the quarter ended September 30,
                     2002; Certificate of Amendment to Certificate of
                     Designation of the Company's Series A Convertible Preferred
                     Stock dated February 20, 2004 is filed herewith.)
*3.4                 Certificate of Designation of Series B Preferred Stock
                     (Incorporated by reference to Exhibit 3.5 of our Quarterly
                     Report on Form 10-QSB for the quarter ended September 30,
                     2002; Certificate of Amendment to Certificate of
                     Designation of the Company's Series B Convertible Preferred
                     Stock dated February 20, 2004 is filed herewith.)
*3.5                 Certificate of Designation of Series C Preferred Stock
                     (Incorporated by reference to Exhibit 3.6 of our Quarterly
                     Report on Form 10-QSB for the quarter ended September 30,
                     2002; Certificate of Amendment to Certificate of
                     Designation of the Company's Series C Convertible Preferred
                     Stock dated February 20, 2004 is filed herewith.)
4.1                  Promissory Note in the principal amount of $7,885,720 dated February 13, 2002 issued to
                     Lancer Offshore, Inc. (Incorporated by reference to Exhibit 4.2 of our Quarterly Report on
                     Form 10-QSB for the Quarter Ended March 31, 2002)
4.2                  Promissory Note in the principal amount of $1,971,429 dated February 13, 2002 issued to
                     Michael Lauer (Incorporated by reference to Exhibit 4.3 of our Quarterly Report on Form
                     10-QSB for the Quarter Ended March 31, 2002)
4.3                  Promissory Note in the principal amount of $2,464,287 dated June 13, 2002 issued to Lancer
                     Offshore, Inc. (Incorporated by reference to Exhibit 4.4 of our Quarterly Report on Form
                     10-QSB for the Quarter Ended June 30, 2002)


4.4                  12% Secured Convertible Promissory Note in the principal amount of $1,500,000 issued  to
                     Gemini Growth Fund, L.P. (Incorporated by reference to Exhibit 4.5 of our Quarterly Report on
                     Form 10-QSB for the Quarter Ended June 30, 2002)
*4.5                 Warrants to Purchase Common Stock issued to Gemini Growth
                     Fund, L.P. in April 2002 (Incorporated by reference to
                     Exhibit 4.6 of our Quarterly Report on Form 10-QSB for the
                     Quarter Ended June 30, 2002; First Amendment to Warrants to
                     Purchase Common Stock dated July 29, 2003 (warrant #
                     2002-1) is filed herewith.; Second Amendment to Warrants to
                     Purchase Common Stock dated February 26, 2004 (warrant #
                     2002-1) is filed herewith.)
*4.6                 Warrants to Purchase Common Stock issued to Trident Growth
                     Fund, L.P. dated July 29, 2003 (warrant # 2003-2) and First
                     Amendment to Warrants to Purchase Common Stock dated
                     February 26, 2004 (warrant # 2003-2) are filed herewith.
*4.7                 Warrants to Purchase Common Stock issued to Trident Growth
                     Fund, LP dated July 29, 2003 (warrant # 2003-3) and First
                     Amendment to Warrants to Purchase Common Stock dated
                     February 26, 2004 (warrant # 2003-3) are filed herewith.
*4.8                 Warrants to Purchase Common Stock issued to Trident Growth
                     Fund, LP (warrant # 2003-1), the First Amendment to
                     Warrants to Purchase Common Stock dated July 29, 2003
                     (warrant #2003-1) and the Second Amendment to Warrants to
                     Purchase Common Stock dated February 26, 2004 (warrant #
                     2003-1) are filed herewith.
4.9                  Warrant to Purchase 25,000 Shares of Common Stock issued to Trident Growth Fund, L.P.
                     (Incorporated by reference to Exhibit 10.11 of our Annual Report on Form 10-KSB for the Year
                     Ended December 31, 2002).
4.10                 12% Secured Convertible Note dated July 29, 2003, in the principal amount of $600,000 issued to Trident Growth Fund, L.P. (Incorporated by reference to Exhibit 10.23 of our Quarterly
                     Report on Form 10-QSB for the quarter ended June 30, 2003).
10.1                 Purchase and Sale Agreement dated February 17, 2002, by and between SKH Management, L.P. and
                     Touchstone Resources USA, Inc. (Incorporated by reference to Exhibit 10.1 of our Current
                     Report on Form 8-K/A dated November 27, 2002)
10.2                 Purchase and Sale Agreement dated February 17, 2002, by and between SKH Management, L.P. and
                     Touchstone Resources USA, Inc. (Incorporated by reference to Exhibit 10.2 of our Current
                     Report on Form 8-K/A dated November 27, 2002)


10.3                 Assignment Agreement by and between Touchstone Resources USA, Inc. and Expressions Graphics,
                     Inc. dated February 20, 2002 (Incorporated by reference to Exhibit 10.3 of our Current Report on Form 8-K/A dated November 27, 2002)
10.4                 Exploration Agreement dated March 23, 2002 by and between SK Exploration, Inc. and Knox Miss.
                     Partners, L.P. (Incorporated by reference to Exhibit 10.1 of our Current Report on Form 8-K/A
                     dated November 27, 2002)
10.5                 Exploration Agreement dated March 23, 2002 by and between SKH Energy Partners II, L.P. and
                     Knox Miss. Partners, L.P. (Incorporated by reference to Exhibit 10.2 of our Current Report on
                     Form 8-K/A dated November 27, 2002)
10.6                 Form of Amended and Restated Option to Purchase 100,000
                     Shares of Common Stock dated August 8, 2003, between the
                     Company and each of Stephen P. Harrington, Humbert B.
                     Powell, III, Gary Krupp, Thomas M. Curran and John B.
                     Connally III (Incorporated by reference to Exhibit 10.25
                     of our Quarterly Report on Form 10-QSB for the quarter
                     ended June 30, 2003).
*10.7                Option to Purchase 200,000 shares of Common Stock issued to
                     Joseph M. Fioravanti (Incorporated by reference to Exhibit
                     10.26 of our Quarterly Report on Form 10-QSB for the
                     quarter ended June 30, 2003; Amendment to Option to
                     Purchase Common Stock dated February 26, 2004 between the
                     Company and Joseph M. Fiorvanti is filed herewith.)
*10.8                Form of Amendment to Amended and Restated Option to Purchase Common Stock dated February 26,
                     2004, executed by each of Stephen P. Harrington, Humbert B. Powell, III Gary Krupp, Thomas M.
                     Curran and John B. Connally.
10.9                 Exploration and Development Agreement dated May 23, 2002 between Clayton Williams Energy,
                     Inc. and Knox Miss. Partners, L.P. (Incorporated by reference to Exhibit 10.12 of our Annual
                     Report on Form 10-KSB for the Year Ended December 31, 2002)
*10.10               Limited Partnership Agreement of PHT Partners, L.P. dated
                     August 14, 2002 (Incorporated by reference to Exhibit 10.13 of our Quarterly Report on Form 10-QSB for the Quarter
                     Ended March 31, 2003; Amendment to the Limited Partnership
                     Agreement of PHT Partners, L.P. dated June 23, 2003 is
                     filed herewith; Amendment to the Limited Partnership
                     Agreement of PHT Partners, L.P. dated August 27, 2003 is
                     filed herewith; Amendment to the Limited Partnership
                     Agreement of PHT Partners, L.P. dated February 26, 2004 is filed herewith.)
10.11                Limited Partnership Agreement of Knox Miss. Partners, L.P. dated March 23, 2002 (Incorporated by reference to Exhibit 10.14 of our Quarterly Report on Form 10-QSB for the Quarter Ended
                     March 31, 2003)
10.12                Limited Partnership Agreement of Louisiana Shelf Partners, LP dated December 31, 2002
                     (Incorporated by reference to Exhibit 10.15 of our Quarterly Report on Form 10-QSB for the
                     Quarter Ended March 31, 2003)


10.13                Operating Agreement of BWP Gas, LLC dated July 21, 2003
                     (Incorporated by reference to Exhibit 10.19 of our
                     Quarterly Report on Form 10-QSB for the Quarter Ended June
                     30, 2003)
10.14                Loan Agreement dated April 5, 2002 by and between the Company and Gemini Growth Fund, L.P.
                     (Incorporated by reference to Exhibit 10.3 of our Quarterly Report on Form 10-QSB for the
                     Quarter Ended June 30, 2002)
10.15                First Amendment to Loan Agreement dated July 29, 2003, by and between the Company and Trident
                     Growth Fund, L.P. (Incorporated by reference to Exhibit 10.22 of our Quarterly Report on Form
                     10-QSB for the Quarter Ended June 30, 2003)
10.16                Security Agreement dated April 5, 2002, by and between the Company and Gemini Growth Fund,
                     L.P. (Incorporated by reference to Exhibit 10.4 of our Quarterly Report on Form 10-QSB for
                     the Quarter Ended June 30, 2002)
10.17                First Amended Security  Agreement dated July 29, 2003, by and between the Company and Trident
                     Growth Fund, L.P. (Incorporated by reference to Exhibit 10.24 of our Quarterly Report on Form
                     10-QSB for the Quarter Ended June 30, 2003)
10.18                Exploration  Agreement dated May 19, 2003 by and among BWP Gas, LLC, The GHK Company, LLC and
                     GHK Potato Hills Limited Partnership (Incorporated by reference to Exhibit 10.20 of our
                     Quarterly Report on Form 10-QSB for the Quarter Ended June 30, 2003)
10.19                Membership Purchase Agreement dated May 27, 2003 by and among BWP Gas, LLC, HBA Gas, Inc. and the Registrant (Incorporated by reference to Exhibit 10.21 of our Quarterly Report on Form
                     10-QSB for the Quarter Ended June 30, 2003)
*10.20               Form of Common Stock Purchase Warrant dated October 18,
                     2002 issued to Michael Marcus and Amendment to Common Stock
                     Purchase Warrant issued to Michael Marcus.
*10.21               Purchase and Sale Agreement by and between Continental Southern Resources, Inc. and CSOR
                     Preferred Liquidation, LLC, dated February 26, 2004.
10.22                Stock Acquisition Agreement dated as of December 16, 2003 between Continental Southern
                     Resources, Inc. and Ram Trading, Ltd. (Incorporated by reference to Exhibit 99.6 of the
                     Schedule 13D filed on March 9, 2004 by Ram Trading, Ltd. et al).
10.23                Amendment to Stock Acquisition Agreement dated as of December 30, 2003 by and between Ram
                     Trading, Ltd. and Continental Southern Resources, Inc. (Incorporated by reference to Exhibit
                     99.7 of the Schedule 13D filed on March 9, 2004 by Ram Trading, Ltd. et al).


*10.24               Common Stock Purchase Warrant dated February 26, 2004 issued to Sanders Morris Harris Inc. in connection with the private placement of 25,000,000 shares of the Company's common stock.
*10.25               Form of Securities Purchase Agreement, dated February 4, 2004, by and between Continental
                     Southern Resources, Inc. and certain purchasers pursuant to a private placement of 125,000 shares of Company's common stock.
*10.26               Registration Rights Agreement dated as of February 26, 2004 pursuant to the private placement of 25,000,000 shares of the Company's common stock.
10.27                Piggyback Registration Rights Agreement dated as of February 26, 2004 between the Company and certain purchasers.  (Incorporated by reference to Exhibit 99.2 of the Schedule 13D filed on
                     March 9, 2004 by Ram Trading, Ltd. et al).
*10.28               Interest Purchase Agreement dated February 26, 2004 by and between Continental Southern
                     Resources, Inc. and Knox Gas, LLC.
*10.29               Interest Pledge Agreement, dated February 26, 2004, by and among Knox Gas, LLC and
                     Continental Southern Resources, Inc.
*10.30               Secured Promissory Note dated February 26, 2004, made by
                     Knox Gas, LLC in favor of Continental Southern Resources,
                     Inc.
*10.31               Securities Purchase Agreement dated October 28, 2003 by and between Continental Southern
                     Resources, Inc. and Ram Trading, Ltd. regarding the purchase and sale of interests in
                     Knox-Miss Partners, LP.
*10.32               First Amendment to Securities Purchase Agreement dated December 10, 2003 by and between
                     Continental Southern Resources, Inc. and Ram Trading, Ltd.
*10.33               Securities Purchase Agreement dated August 27, 2003 by and between Continental Southern
                     Resources, Inc. and Ram Trading, Ltd. regarding the purchase and sale of interests in
                     Louisiana Shelf-Partners, L.P.
*10.34               Form of Lock Up Agreement executed by each of the current
                     executive officers of the Company and PGS Exploration (UK)
                     Limited.
*10.35               Form of Lock-up Agreement executed by certain of the Company's stockholders.
*10.36               2004 Incentive Plan, effective February 26, 2004.
*10.37               Employment Agreement dated February 26, 2004 by and between Continental Southern Resources,
                     Inc. and William L. Transier.
*10.38               Employment Agreement dated February 26, 2004 by and between Continental Southern Resources,
                     Inc. and John N. Seitz.
*10.39               Form of Restricted Stock Award Agreement.
*14.1                Code of Ethics of Endeavour International Corporation.
*21.1                List of Subsidiaries.


*31.1                Certificates of William L. Transier, Co-Chief Executive Officer, pursuant to Rule 13(a)-14(a)
                     of the Securities and Exchange Act of 1934, as amended.
*31.2                Certificate of John N. Seitz, Co-Chief Executive Officer, pursuant to Rule 13(a)-14(a) of the
                     Securities and Exchange Act of 1934, as amended.
*31.3                Certificate of Robert L. Thompson, Chief Accounting Officer, pursuant to Rule 13(a)-14(a) of the Securities and Exchange Act of 1934, as amended.
*32.1                Certification of William L. Transier, Co-Chief Executive Officer, pursuant to 18 U.S.C.
                     Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
*32.2                Certificate of John N. Seitz, Co-Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
*32.3                Certification of Robert L. Thompson, Chief Accounting Officer, pursuant to 18 U.S.C. Section
                     1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
*99.1                Audited Financials Statements of NSNV, Inc. for the period December 16. 2003 (Inception) to
                     December 31, 2003.
*99.2                Unaudited Pro Forma Condensed Combining Financial Statements of Endeavour International
                     Corporation to reflect the Offering, Merger and Restructuring.

---------------
*    Filed herewith.