Form 10-Q
period 2004-03-31
ENDEAVOUR INTERNATIONAL CORP
filed 2004-05-20
CIK 1112412

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)

[X]         Quarterly Report Pursuant to Section 13 or 15(d) of the
                        Securities Exchange Act of 1934

                 For the Quarterly Period Ended MARCH 31, 2004

                                       or

[ ]  Transition Report Under Section 13 or 15(d) of the Securities Exchange
      Act of 1934 For the transition period from _________ to ___________

                         COMMISSION FILE NUMBER: 1-13463


                       ENDEAVOUR INTERNATIONAL CORPORATION
             (Exact name of registrant as specified in its charter)


                       Nevada                                                88-0448389
                       ------                                                ----------
  (State or other jurisdiction of incorporation or              (I.R.S. Employer Identification No.)
                   organization)


                  1001 FANNIN, SUITE 1700, HOUSTON, TEXAS 77002
               (Address of principal executive offices) (Zip code)


                                 (713) 307-8700
              (Registrant's telephone number, including area code)

                                      NONE
              (Former name, former address and former fiscal year,
                         if changed since last report.)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [X] Yes [ ] No

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). [ ] Yes [X] No

As of May 19, 2004, 69,320,819 shares of the registrant's common stock were outstanding.

================================================================================

                       ENDEAVOUR INTERNATIONAL CORPORATION

                                      INDEX

Part I:
     Item 1: Unaudited Financial Statements
             Balance Sheets.....................................................................................1
             Statements of Operations...........................................................................3
             Statements of Cash Flows...........................................................................4
             Notes to Consolidated Financial Statements.........................................................6
     Item 2: Management's Discussion and Analysis of Financial Condition and Results of Operations.............15
     Item 3: Quantitative and Qualitative Disclosures about Market Risk........................................17
     Item 4: Controls and Procedures...........................................................................17
Part II. Other Information
     Item 1: Legal Proceedings.................................................................................18
     Item 2: Changes in Securities, Use of Proceeds and Issuer Purchases of Equity Securities..................18
     Item 6: Exhibits and Reports On Form 8-K..................................................................19
Signatures.....................................................................................................20

ITEM 1:  UNAUDITED FINANCIAL STATEMENTS

                       ENDEAVOUR INTERNATIONAL CORPORATION
                          (A DEVELOPMENT STAGE ENTITY)
                           CONSOLIDATED BALANCE SHEETS

                                                                 March 31,      December 31,
                                                                   2004            2003
                                                                -----------     ------------
                                                                (Unaudited)
                                          ASSETS
Current Assets:
   Cash and cash equivalents                                    $38,340,610     $    56,680
   Notes receivable - related party                                      --         837,928
   Other receivables                                              4,516,767          87,080
   Interest receivable-related party                                     --         158,382
   Marketable securities - related party                                 --         207,480
   Marketable securities                                                 --         512,000
   Prepaid expenses and other current assets                      1,463,629       1,461,194
                                                                -----------     -----------
   Total current assets                                          44,321,006       3,320,744

Property and Equipment, Net:
   Oil and gas properties, using successful efforts method:
     Developed oil and gas properties, net                               --          71,037
     Unproved oil and gas properties                              4,536,000       6,428,227
   Other oil and gas assets                                       4,764,583              --
   Furniture and fixtures                                           271,050           9,370
                                                                -----------     -----------
   Total property and equipment, net                              9,571,633       6,508,634

Equity Interests in Oil and Gas Properties                        2,824,641       2,838,536

Intangible Asset                                                  4,800,000              --
Other Assets                                                      3,500,000              --
                                                                -----------     -----------
                                                                $65,017,280     $12,667,914
                                                                ===========     ===========


See accompanying notes to consolidated financial statements.

                       ENDEAVOUR INTERNATIONAL CORPORATION
                          (A DEVELOPMENT STAGE ENTITY)
                           CONSOLIDATED BALANCE SHEETS

                                                                                      March 31,        December 31,
                                                                                        2004               2003
                                                                                    -------------      -------------
                                                                                     (Unaudited)
                                       LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
   Accounts payable and accrued expenses                                            $   3,215,118      $   5,235,725
   Convertible notes                                                                           --          3,242,654
   Deferred equity option                                                                      --            870,000
   Other                                                                                   94,003             23,643
                                                                                    -------------      -------------
   Total Current Liabilities                                                            3,309,121          9,372,022

Long-term Obligations                                                                   3,624,330             29,505
                                                                                    -------------      -------------

Total Liabilities                                                                       6,933,451          9,401,527

Commitments and Contingencies                                                                  --                 --

Stockholders' Equity
   Preferred stock, Series A; $0.001 par value; authorized - 9,500,000 shares;
     Shares issued and outstanding - None at 2004 and 4,090,713 at 2003                        --              4,091
   Preferred stock, Series B; $0.001 par value; authorized - 500,000 shares;
     Shares issued and outstanding - 19,714 shares at 2004 and 143,427 shares
     at 2003                                                                                   20                144
   Preferred stock, Series C; $0.001 par value; authorized - 1,500,000 shares;
     Shares issued and outstanding - None at 2004 and 477,500 at 2003                          --                478
   Common Stock; $0.001 par value; authorized - 150,000,000; Shares issued and
     outstanding - 69,145,819 shares at 2004 and 37,144,668 at 2003                        69,146             37,145
   Additional paid-in capital                                                         135,096,790         50,175,898
   Less stock subscription receivables                                                         --           (250,000)
   Less stock subscription receivable - related party                                          --           (175,000)
   Accumulated other comprehensive loss                                                        --           (489,036)
   Deferred compensation                                                              (15,407,019)                --
   Other                                                                                       --             (1,000)
   Deficit accumulated during the development stage                                   (61,675,108)       (46,036,333)
                                                                                    -------------      -------------
       Total stockholders' equity                                                      58,083,829          3,266,387
                                                                                    -------------      -------------
Total Liabilities and Stockholders' Equity                                          $  65,017,280      $  12,667,914
                                                                                    =============      =============


See accompanying notes to consolidated financial statements.

                       ENDEAVOUR INTERNATIONAL CORPORATION
                          (A DEVELOPMENT STAGE ENTITY)
                      CONSOLIDATED STATEMENT OF OPERATIONS
                                   (UNAUDITED)

                                                                     Three Months
                                                                    Ended March 31,           January 13, 2000
                                                            ------------------------------     (Inception) to
                                                                2004              2003         March 31, 2004
                                                            ------------      ------------    ----------------
Revenues                                                    $      7,885      $         --      $     51,722

Cost of Operations:
   Operating expenses                                              1,419                --            23,707
   Exploration expenses                                        2,201,373           610,255         3,358,139
   Depreciation and amortization                                 132,341                --         1,629,066
   Unproved property impairment                                       --         5,893,791        25,160,455
   Loss on equity investments in oil and gas properties           56,975            19,375         1,302,014
   Bad debt expense - related party                                   --           900,000         2,350,601
   General and administrative                                  3,027,158           227,355         6,411,987
   General and administrative - related party                         --            18,000           219,000
                                                            ------------      ------------      ------------
   Total Expenses                                              5,419,266         7,668,776        40,454,969
                                                            ------------      ------------      ------------
Loss From Operations                                          (5,411,381)       (7,668,776)      (40,403,247)
                                                            ------------      ------------      ------------

Other (Income) Expense:
   Consideration given in excess of fair value of
     identifiable assets acquired                             10,778,992                --        10,778,992
   Interest income                                               (83,036)          (68,369)         (783,001)
   Interest expense                                              252,672           846,025         7,134,427
   Gain on sale of oil and gas interest - related party       (1,231,230)       (1,235,248)       (2,466,478)
   Loss on sale of marketable securities - related
     party                                                       206,971            24,454         1,866,191
   Gain on sale of marketable securities                              --                --          (164,989)
   Other (income) expense                                         (3,647)           (8,299)          (89,959)
                                                            ------------      ------------      ------------
Total Other (Income) Expense                                   9,920,722          (441,437)       16,275,183
                                                            ------------      ------------      ------------

Net Loss                                                     (15,332,103)       (7,227,339)      (56,678,430)

Preferred Stock Dividends                                        306,672           370,829         4,996,678
                                                            ------------      ------------      ------------

Net Loss to Common Stockholders                             $(15,638,775)     $ (7,598,168)     $(61,675,108)
                                                            ============      ============      ============

Net Loss Per Common Share - Basic and Diluted               $      (0.32)     $      (0.23)
                                                            ============      ============

Weighted Average Number of Common Shares Outstanding -
  Basic and Diluted                                           49,075,947        32,751,269
                                                            ============      ============


See accompanying notes to consolidated financial statements.

                       ENDEAVOUR INTERNATIONAL CORPORATION
                          (A DEVELOPMENT STAGE ENTITY)
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                   (UNAUDITED)

                                                                    Three Months
                                                                   Ended March 31,           January 13, 2000
                                                           ------------------------------     (Inception) to
                                                               2004              2003         March 31, 2004
                                                           ------------      ------------    ----------------
Cash Flows from Operating Activities:
   Net loss                                                $(15,332,103)     $ (7,227,339)     $(56,678,430)
   Adjustments to reconcile net loss to net cash used
     in operating activities:
     DD&A expense                                               132,341                94         1,639,951
     Impairment of oil and gas properties                            --         5,893,791        24,860,455
     Consideration given in excess of fair value of
       identifiable assets acquired                          10,778,992                --        10,778,992
     Non-cash exploration expenses                            1,764,000                --         1,764,000
     Shares and options issued for services rendered             65,150                --           344,450
     Amortization of deferred compensation                    1,082,091                --         1,620,591
     Fair market value adjustment of stock options            1,106,000                --         1,106,000
     Gain on sale of assets                                  (1,231,230)       (1,235,248)       (2,466,478)
     Equity loss in affiliates                                   56,975            19,375         1,302,064
     Loss on sale of marketable securities                      206,971            24,454         1,866,191
     Amortization of discount on notes payable                  194,908           658,915         5,204,271
     Amortization of discount on marketable securities               --                --          (343,367)
     Bad debt expense                                                --           900,000         2,350,601
     Warrant issued for loan extension                               --            78,227            78,227
     Collection incentives                                           --                --           136,100
     Contributed services                                            --                --           103,750
     Amortization of loan costs                                      --            15,000           337,685
     Gain on share exchange                                          --                --          (164,990)
     Interest expense paid by stock issuance                         --                --            13,225
     Other                                                      (10,361)           (8,298)          (33,705)
     Changes in assets and liabilities:
       (Increase) Decrease in receivables                      (234,412)          (22,618)         (469,874)
       (Increase) Decrease in other current assets             (222,874)           54,621        (1,654,134)
       Increase (Decrease) in accounts payable and
         accrued expenses                                       123,850          (762,590)        1,216,145
                                                           ------------      ------------      ------------
   Net Cash Used in Operating Activities                     (1,519,702)       (1,611,616)       (7,088,280)
                                                           ------------      ------------      ------------


See accompanying notes to consolidated financial statements.

                       ENDEAVOUR INTERNATIONAL CORPORATION
                          (A DEVELOPMENT STAGE ENTITY)
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                   (UNAUDITED)

                                                                  Three Months
                                                                Ended March 31,            January 13, 2000
                                                         ----------------------------       (Inception) to
                                                             2004            2003           March 31, 2004
                                                         ------------    ------------      ----------------
Cash Flows From Investing Activities:
   Capital expenditures                                      (197,123)     (1,820,234)        (20,203,003)
   Acquisitions, net of cash acquired                         (65,811)             --          (2,415,811)
   Notes receivable - related party                                --        (146,000)           (176,000)
   Notes receivable                                                --              --          (1,438,117)
   Repayment of notes receivable - related party                   --          20,000           1,316,000
   Repayment of notes receivable                                   --              --             945,000
   Investment in Limited Partnership                          (40,881)       (521,500)         (4,270,513)
   Proceeds from sale of oil and gas interests                490,436         146,821             637,257
   Purchase of marketable securities                               --              --          (4,309,067)
   Proceeds from sale of marketable securities                     --          92,991             114,086
                                                         ------------    ------------        ------------
Net Cash Provided by (Used in) Investing Activities           186,621      (2,227,922)        (29,800,168)
                                                         ------------    ------------        ------------
Cash Flows From Financing Activities:
   Repayment of notes                                      (1,751,063)       (460,000)         (2,951,063)
   Repayment of notes - related party                              --              --          (1,399,340)
   Proceeds from deferred equity option                            --              --             870,000
   Proceeds from borrowings                                        --       1,320,000          17,199,300
   Proceeds from borrowings - related party                        --         630,000           1,254,000
   Loan costs                                                      --              --            (245,000)
   Receipts of subscription receivable                             --       1,179,000           1,430,000
   Receipts of subscription receivable - related party             --         906,250           1,924,340
   Purchase and retirement of common and preferred
     stock                                                 (5,030,948)             --          (5,030,948)
   Proceeds from common and preferred stock issued
     and issuable                                          46,399,022              --          62,177,769
                                                         ------------    ------------        ------------
Net Cash Provided by Financing Activities                  39,617,011       3,575,250          75,229,058
                                                         ------------    ------------        ------------

Net Increase (Decrease) in Cash and Cash Equivalents       38,283,930        (264,288)         38,340,610

Cash and Cash Equivalents, Beginning of Period                 56,680         329,768                  --
                                                         ------------    ------------        ------------
Cash and Cash Equivalents, End of Period                 $ 38,340,610    $     65,480        $ 38,340,610
                                                         ============    ============        ============

See accompanying notes to consolidated financial statements.

                       ENDEAVOUR INTERNATIONAL CORPORATION
                          (A DEVELOPMENT STAGE ENTITY)
                        NOTES TO CONSOLIDATED STATEMENTS
                                   (UNAUDITED)


NOTE 1 - BASIS OF PRESENTATION

The consolidated financial statements of Endeavour International Corporation, formerly Continental Southern Resources, Inc., a Nevada corporation, included herein have been prepared, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC"), and, accordingly, certain information normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States has been condensed or omitted. As used in these Notes to the Consolidated Financial Statements, the terms the "Company", "Endeavour", "we", "us", "our" and similar terms refer to Endeavour International Corporation and, unless the context indicates otherwise, its consolidated subsidiaries.

The financial statements herein reflect all normal recurring adjustments that, in the opinion of management, are necessary for a fair presentation. Certain amounts for prior periods have been reclassified to conform to the current presentation. In preparing financial statements, management makes informed judgments and estimates that affect the reported amounts of assets and liabilities as of the date of the financial statements and affect the reported amounts of revenues and expenses during the reporting period. Changes in facts and circumstances may result in revised estimates and actual results may differ from these estimates.

The accompanying consolidated financial statements of Endeavour should be read in conjunction with the consolidated financial statements and notes included in our Annual Report on Form 10-KSB for the year ended December 31, 2003.

In 2004, the Company significantly restructured its business in a series of simultaneous transactions (the Offering, Merger and Restructuring) and changed its name to Endeavour International Corporation (see Note 3).

NOTE 2 - SIGNIFICANT ACCOUNTING POLICIES

STOCK-BASED COMPENSATION ARRANGEMENTS

In accordance with the provisions of Statement of Financial Accounting Standard ("SFAS") No. 123, "Accounting for Stock-Based Compensation," as amended by SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure," our stock-based employee compensation plans are accounted for under the intrinsic value method that requires compensation expense to be recorded only if, on the date of grant, the current market price of our common stock exceeds the exercise price the employee must pay for the stock.

The net loss for 2003 does not include any stock-based compensation cost, as there was no stock-based compensation outstanding during the first quarter of 2003. The modification in 2003 of options granted to prior directors triggered variable accounting under APB 25 and FASB

                       ENDEAVOUR INTERNATIONAL CORPORATION
                          (A DEVELOPMENT STAGE ENTITY)
                        NOTES TO CONSOLIDATED STATEMENTS
                                   (UNAUDITED)


interpretation No. 44. This requires recording compensation expense if the modified option price is lower than the market price of the stock at the end of a reporting period until the options expire or are exercised. Since the modified option exercise price for the 700,000 options was lower than the market price of the stock at March 31, 2004, we recorded non-cash compensation expense of $1,106,000 under APB 25 for the quarter ended March 31, 2004. See Note 7 for a discussion of the restricted stock and stock option grants during 2004.

Had compensation expense for stock option plans been determined based on the fair value at the grant date for awards through March 31, 2004 consistent with the provisions of SFAS No. 123, our net loss and net loss per share would have been reduced to the pro forma amounts indicated below:

                                                                        Quarter Ended
                                                                        March 31, 2004
                                                                        --------------
Net loss to common stockholders, as reported                             $(15,638,775)
Add:
   Stock-based compensation expense as reported                             2,187,091
Less:
   Total stock-based compensation expense determined under
     fair-value-based method for all awards, net of tax                    (3,668,520)
                                                                         ------------
Pro forma net loss                                                       $(17,120,204)
                                                                         ============
Loss per share:
   Basic - as reported                                                   $      (0.32)
   Basic - pro forma                                                     $      (0.35)

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

                                                                             2004
                                                                         ------------
          Risk free rate                                                      4%
          Expected years until exercise                                        7
          Expected stock volatility                                           33%
          Dividend yield                                                       -

                       ENDEAVOUR INTERNATIONAL CORPORATION
                          (A DEVELOPMENT STAGE ENTITY)
                        NOTES TO CONSOLIDATED STATEMENTS
                                   (UNAUDITED)


OTHER PROPERTY, PLANT AND EQUIPMENT

Other oil and gas assets and furniture and fixtures are recorded at cost, less accumulated depreciation. The assets are depreciated using the straight-line method over their estimated useful lives of two to five years.

NOTE 3 - THE OFFERING, MERGER AND RESTRUCTURING

On February 29, 2004, we completed a series of mutually interdependent transactions to significantly expand our scope and objectives under the leadership of a new management team.

THE OFFERING

In an offering of common stock (the "Offering") that closed February 26, 2004, we issued 25 million shares of common stock at $2.00 per share in a private placement. The estimated net proceeds of the Offering were $46,000,000, after deduction of placement agent commissions of $2,500,000, financial advisory fees of $1,250,000 and offering expenses of $101,000. In addition, warrants to purchase 700,000 shares of common stock at $2.00 per share were issued to the placement agent. The net proceeds were used for the purchase of approximately
14.1 million shares of common stock and 103,500.07 shares of our Series B Preferred Stock for $5.3 million and for $1.5 million for repayment of the principal amount of certain outstanding convertible notes, with the remainder of the net proceeds to be used for general corporate purposes, including potential acquisitions.

THE MERGER

Concurrent with the closing of the Offering, we acquired NSNV, Inc. ("NSNV"), through a merger (the "Merger") of NSNV into a newly created Delaware corporate subsidiary of the Company. The newly created subsidiary was the survivor of the Merger and is a wholly-owned subsidiary of the company that was renamed Endeavour Operating Corporation. NSNV was a private company owned by William L. Transier, John N. Seitz and PGS Exploration (UK) Limited ("PGS"), a United Kingdom corporation that is a provider of geophysical services. The former shareholders of NSNV received an aggregate of 12.5 million shares of common stock in the Merger, representing approximately 18.9% of outstanding common stock immediately after the closing of the Merger.

The Merger was accounted for as a purchase of assets and not a business combination. Therefore, the consideration given was allocated to the fair value of the identifiable assets and liabilities acquired. Any consideration given in excess of the fair value of identifiable assets acquired was expensed.

                       ENDEAVOUR INTERNATIONAL CORPORATION
                          (A DEVELOPMENT STAGE ENTITY)
                        NOTES TO CONSOLIDATED STATEMENTS
                                   (UNAUDITED)


The following is a calculation of the consideration given:

                 Shares of common stock  issued                                12,500,000
                 Price per share of the Offering                              $      2.00
                                                                              -----------
                 Fair value of stock issued                                    25,000,000
                 Add: Capitalized merger costs                                    452,029
                                                                              -----------
                 Consideration given                                          $25,452,029
                                                                              ===========

Capitalized merger costs are the estimated professional expenses for legal and accounting services.

The consideration given for the Merger was allocated, on a preliminary basis, as follows:

                 Current assets                                              $  1,058,903
                 Property and equipment (1)                                    11,385,612
                 Intangible asset - workforce in place                          4,800,000
                 Other assets                                                   3,500,000
                 Current liabilities                                           (2,477,475)
                 Long-term commitments                                         (3,594,003)
                                                                             ------------
                 Fair value of net identifiable assets acquired                14,673,037
                 Consideration                                                (25,452,029)
                                                                             ------------
                 Consideration given in excess of fair value of
                    identifiable assets acquired                             $(10,778,992)
                                                                             ============

(1) Includes $6.3 million of costs allocated to exploration seismic data of which $1.8 million, representing the share of data received to date, was expensed under the successful efforts method of accounting for oil and gas properties.

THE RESTRUCTURING

Simultaneous with the consummation of the Merger and the Offering, we restructured various financial and shareholder related items (the
"Restructuring"). Specifically, completed were the following:

   o  Repaid $1,500,000 principal amount of our outstanding convertible notes;

   o Issued 1,026,624 shares of our common stock in exchange for the $1,550,000 principal balance and accrued interest due under the Michael P. Marcus convertible debenture at a conversion price of $1.75;

                       ENDEAVOUR INTERNATIONAL CORPORATION
                          (A DEVELOPMENT STAGE ENTITY)
                        NOTES TO CONSOLIDATED STATEMENTS
                                   (UNAUDITED)


   o Issued 375,000 shares of our common stock in exchange for the $600,000 principal balance and accrued interest due under the Trident convertible debenture at a conversion price of $1.60;

   o Issued 2,808,824 shares of our common stock upon conversion of all of the outstanding Series C Preferred Stock, and accrued dividends, at a conversion price of $1.70 per share;

   o Purchased all outstanding shares of Series A Preferred Stock and 20,212.86 shares of Series B Preferred Stock in exchange for certain of our non-core assets (see below); and

   o Purchased 14,097,672 shares of common stock and 103,500.07 shares of Series B Preferred Stock from RAM Trading, Ltd. (who held more that 10% of our outstanding stock prior to this purchase) for $5,330,948 in cash.

As consideration for the acquisition of all of the Series A Preferred Stock and 20,212.86 shares of the Series B Preferred Stock, we exchanged the following non-core assets with CSOR Preferred Liquidation, LLC, a newly created entity owned by the former holders of the Series A Preferred Stock and certain former holders of the Series B Preferred Stock:

   o  100% of the ownership interest in BWP Gas, LLC.;

   o  864,560 shares of restricted common stock of BPK Resources, Inc.;

   o  400,000 shares of common stock of Trimedia Group, Inc.;

   o Note receivable due from CSR Hackberry, LLC with a principal balance of $25,000;

   o  Note receivable due from Snipes, LLC in the principal amount of $122,500;

   o Subscription receivable due from FEQ Investments in the principal amount of $175,000;

   o Subscription receivable due from GWR Trust in the principal amount of $250,000; and

   o Note receivable due from BPK Resources, Inc. with a principal balance of $670,000.

As consideration for services rendered in connection with the purchase of the shares of common stock and Series B Preferred stock from RAM, we issued to an unrelated party 300,000 shares of our common stock.

During the first quarter of 2004, the Company sold all of its limited partnership units in Knox Miss Partners, L.P. for $5,000,000 and received $500,000 in cash and a $4,500,000 short-term note that is secured by a pledge of the limited partnership interest.

NOTE 4 - SUPPLEMENTAL CASH FLOW INFORMATION

We had noncash investing activities with the purchase of NSNV for 12.5 million shares of our common stock with a total purchase price of approximately $25 million. Therefore, the Merger increased current assets by $1 million, oil and gas property by $11.4 million, other assets by $8.3 million, current liabilities by $2.5 million other liabilities by $3.5 million, and equity by $25 million through a noncash transaction that was not reflected in the statement of cash flows. However, $65,811 of acquisition costs reflected in "investing activities" in the statement of cash

                       ENDEAVOUR INTERNATIONAL CORPORATION
                          (A DEVELOPMENT STAGE ENTITY)
                        NOTES TO CONSOLIDATED STATEMENTS
                                   (UNAUDITED)


flows represents the cash expenses paid in connection with the Merger, less the cash of NSNV on the date of the Merger. Noncash investing activities also were incurred with the exchange of certain non-core assets, including BWP Gas, LLC, for all of the Series A Preferred Stock and 20,212.86 shares of the Series B Preferred Stock. Noncash financing activities were also incurred, including the conversion of all of our Series C Preferred Stock and our convertible notes into common stock.

NOTE 5 - LEASES

We are the lessee of various computer equipment under capital leases expiring in various years through 2006. The assets and liabilities under capital leases are recorded at the lower of the present value of the minimum lease payments or the fair value of the asset. The assets are depreciated over the lower of their related lease terms or their estimated productive lives. Depreciation of assets under capital leases is included in depreciation expense.

Minimum future lease payments under capital leases as of March 31, 2004, for each of the next three years and in the aggregate are:

Year Ended December 31,                                           Amount
                                                               ------------
    2004                                                       $     84,979
    2005                                                            106,824
    2006                                                              3,982
                                                               ------------
Net minimum lease payments                                          195,785
Less: Amount representing interest                                   (7,779)
                                                               ------------
Present value of net minimum lease payment                     $    188,006
                                                               ============

Interest rates on capitalized leases are approximately 3.5% and are imputed based on the lower of company's incremental borrowing rate at the inception of each lease or the lessor's implicit rate of return.

NOTE 6 - LOSS PER SHARE

Loss per common share is calculated in accordance with SFAS No. 128, "Earnings Per Share." Basic loss per common share is computed by dividing net loss attributable to common stockholders by the weighted average number of common shares outstanding. Diluted loss per share is computed similarly to basic loss per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if potentially dilutive common shares had been issued and if the additional common shares were dilutive. Shares associated with stock options, warrants and convertible debt are not included because their inclusion would be antidilutive (i.e., reduce the net loss per share). At March 31, 2004,

                       ENDEAVOUR INTERNATIONAL CORPORATION
                          (A DEVELOPMENT STAGE ENTITY)
                        NOTES TO CONSOLIDATED STATEMENTS
                                   (UNAUDITED)


there were potentially dilutive shares of 2,473,046. After giving effect to the Offering, Merger and Restructuring, we have 69,145,819 shares of common stock outstanding at March 31, 2004.

NOTE 7 - DEFERRED COMPENSATION

Subsequent to the Merger, we issued restricted shares of common stock to our new management, directors and employees as follows:

                                                       Number of Shares               Vesting Period
                                                       ----------------       ------------------------------
Inducement Grants                                          1,600,000          One third on January 1, 2005;
                                                                              One third on each January 1
                                                                              thereafter

Inducement Grants                                            731,250          January 1, 2005

Grants under the 2004 Stock Incentive Plan      (1)          500,000          One third on January 1, 2005;
                                                                              One third on each January 1
                                                                              thereafter

Grants under the 2004 Stock Incentive Plan      (1)          278,375          January 1, 2005
                                                           ---------
                                                           3,109,625
                                                           =========

(1) The 2004 Stock Incentive Plan is subject to the approval by a majority of shareholders at our 2004 Annual Shareholders Meeting.

In addition to the above restricted share grants, we granted options to purchase 2,140,000 shares of common stock at an exercise price of $2.00 to employees and directors. One third of these options vest on January 1, 2005 and an additional one-third on each January 1 thereafter. These options were granted under the 2004 Stock Incentive Plan, which is subject to the approval by a majority of shareholders at our 2004 Annual Shareholders Meeting.

NOTE 8 - EQUITY TRANSACTIONS - NOT DESCRIBED ELSEWHERE

On February 4, 2004, in a private placement offering, 125,000 shares of our common stock, $.001 par value per share, were issued at a purchase price of $2.00 per share.

We exercised our call option to buy back 10 of the Company's 99 limited partnership units in Knox Miss Partners, L.P. from RAM Trading, Ltd. on February 10, 2004 and issued 835,000 shares of our common stock in full payment of the option. All of our interest in Knox Miss Partners, L.P. was sold in February 2004.

                       ENDEAVOUR INTERNATIONAL CORPORATION
                          (A DEVELOPMENT STAGE ENTITY)
                        NOTES TO CONSOLIDATED STATEMENTS
                                   (UNAUDITED)


NOTE 9 - COMPREHENSIVE LOSS

Excluding net loss, our source of comprehensive loss is from the net unrealized loss on marketable debt securities, which are classified as available-for-sale. The following summarizes the components of comprehensive loss:

                                                                  Quarter Ended March 31,
                                                               ----------------------------
                                                                   2004            2003
                                                               ------------    ------------
     Net loss                                                  $(15,332,103)   $ (7,227,339)

     Unrealized loss                                               (282,065)       (335,027)
      Reclassification adjustment for loss realized
         in net loss above                                          489,036              --
                                                               ------------    ------------

     Net impact on comprehensive loss                               206,971        (335,027)
                                                               ------------    ------------

     Comprehensive loss                                        $(15,125,132)   $ (7,562,366)
                                                               ============    ============

NOTE 10 - COMMITMENTS AND CONTINGENCIES

COMMITMENTS

As a part of the Merger, we acquired an obligation to purchase products and services from PGS or its affiliates for a period of three years commencing on December 16, 2003 as follows:

          Year 1                    $1,000,000
          Year 2                     1,500,000
          Year 3                     2,000,000
                                    ----------
                                    $4,500,000
                                    ==========

LEGAL PROCEEDING

On or about March 4, 2004, the GHK Company, LLC, GHK/Potato Hills Limited Partnership, and Brian F. Egolf (collectively "Plaintiffs") commenced an action against Endeavour International Corporation ("Endeavour"), f/k/a Continental Southern Resources, Inc., as well as BWP Gas, L.L.C. ("BWP") and HBA Gas, Inc. ("HBA") (collectively "defendants") in the state court in Oklahoma City, Oklahoma. In the petition, Plaintiffs allege that CSOR intended to acquire a majority of the membership interests in BWP and that HBA in turn entered into an agreement to assign Plaintiff 2.5 million common shares of CSOR stock upon compliance by

                       ENDEAVOUR INTERNATIONAL CORPORATION
                          (A DEVELOPMENT STAGE ENTITY)
                        NOTES TO CONSOLIDATED STATEMENTS
                                   (UNAUDITED)


Plaintiffs with certain contractual obligations including but not limited to completion and initial commercial production of the Mary #2-34 well, along with the presentation of a development plan and the commencement of the next exploration or development well in the Potato Hills Deep Prospect. Plaintiffs further allege in their petition that BWP, HBA and Endeavour are alter egos of each other and jointly and severally liable to Plaintiffs for failing to deliver to Plaintiffs the CSOR common stock. Plaintiffs seek delivery of the stock as well as a temporary restraining order, a primary and permanent injunction (i) enjoining all dilutions of Plaintiff rights pertaining to CSOR stock; (ii) enjoining Endeavour from all future stock issuances and transfers of assets not in the ordinary course of business and (iii) prohibiting the alienation or encumbrance of the CSOR stock that is allegedly in Plaintiff's possession. On April 6, 2004, the defendants removed the action from the state court to the United States District Court for the Western District of Oklahoma. Subsequently, Endeavour made a motion for dismissal of the action for lack of jurisdiction over Endeavour in Oklahoma. Management intends to litigate vigorously and believes it has good and valid defenses beyond its jurisdictional defense. However, the action has just begun and counsel is unable to opine on the outcome of the litigation.

NOTE 11 - SUBSEQUENT EVENT

In May 2004, we completed the sale of our equity interest in Louisiana Shelf Partners, L.P. for $2,250,000 and received $250,000 in cash and a $2,000,000 contingent deferred payment that is payable from proceeds of drilling activities on the oil and gas leases held by Louisiana Shelf Partners, L.P. As of March 31, 2004, our net book value in Louisiana Shelf Partners, L.P. was approximately $1.1 million.

                       ENDEAVOUR INTERNATIONAL CORPORATION


CAUTIONARY STATEMENT FOR FORWARD-LOOKING STATEMENTS

The information contained in this Quarterly Report on Form 10-Q and in other public statements by the Company and Company officers or directors includes or may contain certain forward-looking statements. The words "may," "will," "expect," "anticipate," "believe," "continue," "estimate," "project," "intend," and similar expressions used in this Report are intended to identify forward-looking statements within the meaning of Section 27A of the U.S. Securities Act of 1933 and Section 21E of the U.S. Securities Exchange Act of 1934. You should not place undue reliance on these forward-looking statements, which speak only as of the date made. We undertake no obligation to publicly release the result of any revision of these forward-looking statements to reflect events or circumstances after the date they are made or to reflect the occurrence of unanticipated events. You should also know that such statements are not guarantees of future performance and are subject to risks, uncertainties and assumptions. These factors include, but are not limited to, those risks described in detail in the Company's Annual Report on Form 10-KSB under the caption "Risk Factors" and other filings with the Securities and Exchange Commission. Should any of these risks or uncertainties materialize, or should any of these assumptions prove incorrect, actual results may differ materially from those included within the forward-looking statements.


ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Unless the context otherwise requires, references to the "Company", "Endeavour", "we", "us" or "our", mean Endeavour International Corporation or any of our consolidated subsidiaries or partnership interests. The following discussion should be read in conjunction with our Consolidated Financial Statements and related Notes thereto included elsewhere in this Report.

RESULTS OF OPERATIONS

During the first quarter of 2004, we completed a series of mutually interdependent transactions that significantly expanded our scope and objectives
- the Offering, the Merger and the Restructuring as discussed in Note 3 to the unaudited financial statements herein. With the transactions, we have a new focus, primarily on international oil and gas exploration, and a license for seismic data in the North Sea.

As a result of these transactions, all of our producing operations were sold as well as our exploration activities in Mississippi. We retained our equity interests in Thailand and Louisiana through the end of the first quarter, however our equity interest in Louisiana was sold in April 2004. In addition, all of the outstanding balances of our convertible debt were either repaid or converted to common stock. Further, substantially all of our outstanding preferred stock was repurchased or converted to common stock.

Exploration expenses increase from $610,255 during the first quarter of 2003 to $2,201,373 during the first quarter of 2004. Exploration expenses for 2004 consisted primarily of the $1.8

                       ENDEAVOUR INTERNATIONAL CORPORATION


million expense for the portion of the seismic data, covering 79,200 square kilometers of the North Sea which was acquired in the Merger, received through March 31, 2004.

General and administrative expenses increased to $3,027,158 during the three months ended March 31, 2004 as compared to $245,355 for the corresponding period in 2003. Expenses for 2004 included a non-cash charge of approximately $1.1 million for the variable plan accounting adjustment for the options granted to former officers and directors. In addition, general and administrative expenses for 2004 included approximately $1.1 million in non-cash charges for the amortization of deferred compensation granted to the new management and employees after the Merger in February 2004. Expenses for 2003 consisted primarily of professional fees, officer compensation and consulting fees.

Bad debt expenses were $900,000 during the three months ended March 31, 2003 and consisted of impairment charges related to our investment in Touchstone Resources, Ltd. At December 31, 2003, all investments in Touchstone Resources, Ltd. were fully impaired.

Other expense increased to $9,920,722 during the three months ended March 31, 2004 as compared to other income of $441,437 for the corresponding period in 2003. The 2004 expense consisted of a $10.8 million expense for consideration given in excess of fair value of identifiable assets acquired in the Merger, interest expense of $252,672 incurred primarily on outstanding convertible debt and a $206,971 loss in on the sale of marketable securities as part of the Restructuring, partially offset by $1.2 million gain in connection with our sale of our partnership interest in Knox Miss., L.P. The 2003 income consisted of a $1.2 million gain in connection with the sale of CSR-Waha, offset by interest expense of $846,025. All of the convertible debt and marketable securities were sold or converted to common stock as part of the Restructuring. The 2003 expense consisted primarily of interest expense incurred on outstanding convertible debt. With the repayment or conversion of all of the outstanding convertible debt, we do not expect to incur significant interest expense for the remainder of 2004.

LIQUIDITY AND CAPITAL RESOURCES

On February 4, 2004, a private placement for 125,000 shares of our common stock, $.001 par value per share, at a purchase price of $2.00 per share, was completed.

On February 26, 2004, we completed an offering of 25 million shares of our common stock for estimated net proceeds of $46,000,000, after deduction of placement agent commissions of $2,500,000, financial advisory fees of $1,250,000 and offering expenses of $101,000. In addition, warrants to purchase 700,000 shares of common stock at an exercise price of $2.00 per share were issued to the placement agent. The net proceeds were used for the purchase of approximately 14.1 million shares of common stock and 103,500.07 shares of our Series B Preferred Stock for $5.3 million and for the repayment of $1.5 million of the principal amount of certain outstanding convertible notes, with the remainder of the net proceeds to be used for general corporate purposes, including potential acquisitions.

                       ENDEAVOUR INTERNATIONAL CORPORATION


After completion of the Offering with $50 million of gross proceeds, we believe we have sufficient funding for at least 24 months to continue to execute our business plan. Through the Restructuring, there is no outstanding debt and only immaterial amounts of outstanding preferred stock. Therefore, we do not expect to incur significant interest expense nor pay significant preferred dividends for the remainder of 2004.

ANTICIPATED CHANGE IN METHOD OF ACCOUNTING FOR OIL AND GAS OPERATIONS

In May 2004, we expect to request preclearance by the Securities and Exchange Commission to change our accounting method for oil and gas operations from the successful efforts method to the full cost method in light of the significant changes in our operations that have recently occurred. On February 26, 2004, we completed a series of transactions that significantly transformed the nature and scope of our business. These changes include:

   o  a new management team;

   o  an experienced technical team in both Houston and London;

   o a new, balanced business strategy of exploration, exploitation and acquisition of producing oil and gas properties that will be focused on the North Sea; and

   o the sale of all interests in U.S. oil and gas producing and exploration ventures.

We believe that the full cost method of accounting is more appropriate for an exploration focused company with a large regional concentration and will more accurately reflect the results of our future operations. The full cost method of accounting is used by many independent oil and gas companies and its use will allow investors to better assess the performance of the company. We believe capitalization of seismic and other exploration technology as well as the cost of all exploratory wells recognizes the value these expenditures add to the exploration program of an exploration focused company like Endeavour. Amortization of these costs over the life of the discovered reserves provides a more appropriate method of matching revenues and expenses related to our exploration strategy.

We expect that this determination will be made in the second quarter.

ITEM 3: QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our cash balances are primarily maintained in money market accounts and as such, we do not believe we are exposed to significant market risk.

ITEM 4:  CONTROLS AND PROCEDURES

Our Co-Chief Executive Officers and Chief Accounting Officer performed an evaluation of our disclosure controls and procedures, which have been designed to permit us to effectively identify and timely disclose important information. They concluded that the controls and procedures were effective as of March 31, 2004 to ensure that material information was accumulated and communicated to the Company's management, including our Co-Chief Executive Officers and

                       ENDEAVOUR INTERNATIONAL CORPORATION


Chief Accounting Officer, as appropriate to allow timely decisions regarding required disclosure. During the three months ended March 31, 2004, no change in our internal controls over financial reporting has been made that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

PART II. OTHER INFORMATION
ITEM 1:  LEGAL PROCEEDINGS

On or about March 4, 2004, the GHK Company, LLC, GHK/Potato Hills Limited Partnership, and Brian F. Egolf (collectively "Plaintiffs") commenced an action against Endeavour International Corporation ("Endeavour"), f/k/a Continental Southern Resources, Inc., as well as BWP Gas, L.L.C. ("BWP") and HBA Gas, Inc. ("HBA") (collectively "defendants") in the state court in Oklahoma City, Oklahoma. In the petition, Plaintiffs allege that CSOR intended to acquire a majority of the membership interests in BWP and that HBA in turn entered into an agreement to assign Plaintiff 2.5 million common shares of CSOR stock upon compliance by Plaintiffs with certain contractual obligations including but not limited to completion and initial commercial production of the Mary #2-34 well, along with the presentation of a development plan and the commencement of the next exploration or development well in the Potato Hills Deep Prospect. Plaintiffs further allege in their petition that BWP, HBA and Endeavour are alter egos of each other and jointly and severally liable to Plaintiffs for failing to deliver Plaintiffs the CSOR common stock. Plaintiffs seek delivery of the stock as well as a temporary restraining order, a primary and permanent injunction (i) enjoining all dilutions of Plaintiff rights pertaining to CSOR stock; (ii) enjoining Endeavour from all future stock issuances and transfers of assets not in the ordinary course of business and (iii) prohibiting the alienation or encumbrance of the CSOR stock that is allegedly in Plaintiff's possession. On April 6, 2004, the defendants removed the action from the state court to the United States District Court for the Western District of Oklahoma. Subsequently, Endeavour made a motion for dismissal of the action for lack of jurisdiction over Endeavour in Oklahoma. Management intends to litigate vigorously and believes it has good and valid defenses beyond its jurisdictional defense. However, the action has just begun and counsel is unable to opine on the outcome of the litigation.


ITEM 2: CHANGES IN SECURITIES, USE OF PROCEEDS AND ISSUER PURCHASES OF EQUITY SECURITIES

In each of the following transactions, the securities were issued in a private placement exempt from the registration requirements of the Securities Act of 1933, as amended, pursuant to Section 4(2) thereof or Rule 506 of Regulation D promulgated thereunder without payment of underwriting discounts or commissions to any persons. Certain other issuances of unregistered securities during the first quarter of 2004 were previously reported under Item 5 of our From 10-KSB.

On February 26, 2004, we acquired NSNV, Inc. for 12,500,000 shares of our common stock.

                       ENDEAVOUR INTERNATIONAL CORPORATION


On February 26, 2004, we issued 2,808,824 shares of our common stock upon conversion of all of the outstanding Series C Preferred Stock, and accrued dividends, at a conversion price of $1.70 per share.

On February 26, 2004, we purchased 14,097,672 shares of our common stock and 103,500.07 shares of our Series B Preferred Stock from RAM Trading, Ltd. for $5,330,948 in cash.

On February 26, 2004, we issued 375,000 shares of our common stock in exchange for the $600,000 principal balance and accrued interest due under the Trident convertible debenture.

On February 26, 2004, we issued 1,026,624 shares of our common stock in exchange for the $1,550,000 principal balance and accrued interest due under the Michael
P. Marcus convertible debenture.

As consideration for services rendered in connection with the purchase of the shares of common stock and Series B Preferred stock from RAM, we issued 300,000 shares of our common stock to an unrelated party.

On March 24, 2004, we issued 35,750 shares of our common stock to consultants as compensation for services rendered in connection with the Merger.


ITEM 6:  EXHIBITS AND REPORTS ON FORM 8-K

(a)      The following exhibits are included herein:

10.1 Agreement between PGS Exploration (UK) Limited and NSNV, Inc. as Licensee. (Portions of this exhibit have been omitted pursuant to a request for confidential treatment.)

31.1 Certification of William L. Transier, Co-Chief Executive Officer, pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended.

31.2 Certification of John N. Seitz, Co-Chief Executive Officer, pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended.

31.3 Certification of Robert L. Thompson, Chief Accounting Officer, pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended.

32.1 Certification of William L. Transier, Co-Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2 Certification of John N. Seitz, Co-Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.3 Certification of Robert L. Thompson, Chief Accounting Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

                       ENDEAVOUR INTERNATIONAL CORPORATION


(b) Current Reports on Form 8-K filed during the three month period ended March 31, 2004:

         On February 27, 2004, we filed a Form 8-K dated February 27, 2004, concerning the Offering, Merger and Restructuring. The items reported in such Current Report were Item 2 (Acquisition or Disposition of Assets) and Item 7 (Financial Statements and Exhibits).

         On March 1, 2004, we filed a Form 8-K dated March 1, 2004, concerning change of our name to Endeavour International Corporation. The items reported in such Current Report were Item 5 (Other Events and Regulation FD Disclosure) and
Item 7 (Financial Statements and Exhibits).

         On April 2, 2004, we filed a Form 8-K/A dated February 27, 2004, concerning the Offering, Merger and Restructuring. The items reported in such Current Report were Item 7 (Financial Statements and Exhibits).

         On May 3, 2004, we filed a Form 8-K dated April 29, 2004, concerning a change in our independent auditors. The items reported in such Current Report were Item 4 (Changes in Registrant's Certifying Accountant).


                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ENDEAVOUR INTERNATIONAL CORPORATION

Date: May 20, 2004         /s/ William L. Transier            /s/ John N. Seitz
                           --------------------------         --------------------------
                           William L. Transier                John N. Seitz
                           Co-Chief Executive Officer         Co-Chief Executive Officer

                           /s/  Robert L. Thompson
                           --------------------------
                           Robert L. Thompson
                           Vice President and Chief Accounting Officer

                                 EXHIBIT INDEX


EXHIBIT
NUMBER        DESCRIPTION
-------       -----------

10.1 Agreement between PGS Exploration (UK) Limited and NSNV, Inc. as Licensee. (Portions of this exhibit have been omitted pursuant to a request for confidential treatment.)

31.1 Certification of William L. Transier, Co-Chief Executive Officer, pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended.

31.2 Certification of John N. Seitz, Co-Chief Executive Officer, pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended.

31.3 Certification of Robert L. Thompson, Chief Accounting Officer, pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended.

32.1 Certification of William L. Transier, Co-Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2 Certification of John N. Seitz, Co-Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.3 Certification of Robert L. Thompson, Chief Accounting Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.