Form 10-Q
period 2004-06-30
ENDEAVOUR INTERNATIONAL CORP
filed 2004-08-06
CIK 1112412

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)
      [X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

                  For the Quarterly Period Ended JUNE 30, 2004

                                       or

      [ ] Transition Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934
             For the transition period from _________ to ___________

                         COMMISSION FILE NUMBER: 1-13463

                       ENDEAVOUR INTERNATIONAL CORPORATION
             (Exact name of registrant as specified in its charter)

                   Nevada                              88-0448389
                   ------                              ----------
    (State or other jurisdiction of        (I.R.S. Employer Identification No.)
     incorporation or organization)

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

As of August 5, 2004, 69,332,422 shares of the registrant's common stock were outstanding.

================================================================================

                       ENDEAVOUR INTERNATIONAL CORPORATION

                                      INDEX

Part I:
     Item 1: Unaudited Condensed Financial Statements
          Balance Sheets........................................................................................      1
          Statements of Operations..............................................................................      3
          Statements of Cash Flows..............................................................................      4
          Notes to Condensed Consolidated Financial Statements..................................................      6
     Item 2:  Management's Discussion and Analysis of Financial Condition and Results of Operations.............     20
     Item 3:  Quantitative and Qualitative Disclosures about Market Risk........................................     23
     Item 4:  Controls and Procedures...........................................................................     23
Part II.  Other Information
     Item 1:  Legal Proceedings.................................................................................     23
     Item 2:  Changes in Securities, Use of Proceeds and Issuer Purchases of Equity Securities..................     24
     Item 5:  Other Information.................................................................................     24
     Item 6:  Exhibits and Reports On Form 8-K..................................................................     25
Signatures......................................................................................................     26

ITEM 1: UNAUDITED FINANCIAL STATEMENTS

                       ENDEAVOUR INTERNATIONAL CORPORATION
                          (A DEVELOPMENT STAGE ENTITY)
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                    (Amounts in thousands, except share data)

                                                                                   June 30,         December 31,
                                                                                     2004               2003
                                                                                 -------------      ------------
                                                                                  (Unaudited)
                                     ASSETS
Current Assets:
   Cash and cash equivalents                                                     $      37,045      $         57
   Notes receivable - related party                                                          -               838
   Other receivables                                                                     2,496                87
   Interest receivable - related party                                                       -               158
   Marketable securities - related party                                                     -               207
   Marketable securities                                                                     -               512
   Prepaid expenses and other current assets                                             1,646             1,461
                                                                                 -------------      ------------
   Total current assets                                                                 41,187             3,320

Property and Equipment, Net:
   Oil and gas properties, using full cost method:
     Proved oil and gas properties, net                                                      -                71
     Oil and gas properties excluded from amortization                                   8,476             6,342
   Other oil and gas assets                                                              4,433                 -
   Computer equipment                                                                      426                10
                                                                                 -------------      ------------
   Total property and equipment, net                                                    13,335             6,423

Equity Interests in Oil and Gas Properties                                               2,498             2,839
Intangible Asset                                                                         4,800                 -
Marketable Securities                                                                    1,740                 -
Other Assets                                                                             3,500                 -
                                                                                 -------------      ------------
                                                                                 $      67,060      $     12,582
                                                                                 =============      ============

See accompanying notes to consolidated financial statements.

                       ENDEAVOUR INTERNATIONAL CORPORATION
                          (A DEVELOPMENT STAGE ENTITY)
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                    (Amounts in thousands, except share data)

                                                                                   June 30,         December 31,
                                                                                     2004               2003
                                                                                 -------------      ------------
                                                                                  (Unaudited)
                      LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
   Accounts payable and accrued expenses                                         $       3,319      $      5,236
   Convertible notes                                                                         -             3,243
   Deferred equity option                                                                    -               870
   Other                                                                                   115                23
                                                                                 -------------      ------------
   Total current liabilities                                                             3,434             9,372

Long-term Obligations                                                                    3,660                30
                                                                                 -------------      ------------

Total Liabilities                                                                        7,094             9,402

Commitments and Contingencies                                                                -                 -

Stockholders' Equity
   Preferred stock                                                                           -                 4
   Common stock                                                                             69                37
   Additional paid-in capital                                                          132,898            50,175
   Less stock subscription receivables                                                       -              (250)
   Less stock subscription receivable - related party                                        -              (175)
   Accumulated other comprehensive loss                                                   (108)             (489)
   Deferred compensation                                                               (11,520)                -
   Deficit accumulated during the development stage                                    (61,373)          (46,122)
                                                                                 -------------      ------------
     Total stockholders' equity                                                         59,966             3,180
                                                                                 -------------      ------------

Total Liabilities and Stockholders' Equity                                       $      67,060      $     12,582
                                                                                 =============      ============


See accompanying notes to consolidated financial statements.

                       ENDEAVOUR INTERNATIONAL CORPORATION
                          (A DEVELOPMENT STAGE ENTITY)
                 CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
                                   (UNAUDITED)
                  (Amounts in thousands, except per share data)

                                                 Three Months                   Six Months
                                                Ended June 30,                Ended June 30,          January 13, 2000
                                          --------------------------     -------------------------     (Inception) to
                                              2004           2003           2004           2003        June 30, 2004
                                          -----------     ----------     ----------      ---------    ----------------
Revenues                                  $         -     $        -     $        8      $       -      $       52

Cost of Operations:
   Operating expenses                               -              -              1              -              24
   Depreciation and amortization                  376              -            508              -           2,005
   Impairment of oil and gas properties             -              -              -              -          25,168
   Loss on equity investments in oil
     and gas properties                            77             34            134             53           1,378
   Bad debt expense - related party                 -              -              -            900           2,351
   General and administrative                   2,950            712          5,483            939           8,868
   General and administrative -
     related party                                  -             18              -             36             219
                                          -----------     ----------     ----------      ---------      ----------
   Total Expenses                               3,403            764          6,126          1,928          40,013
                                          -----------     ----------     ----------      ---------      ----------
Loss From Operations                           (3,403)          (764)        (6,118)        (1,928)        (39,961)
                                          -----------     ----------     ----------      ---------      ----------

Other (Income) Expense:
   Consideration given in excess of
     fair value of identifiable assets
     acquired                                       -              -         10,779              -          10,779
   Interest income                               (160)           (80)          (244)          (149)           (943)
   Interest expense                                 -          1,089            254          1,935           7,135
   (Gain) loss on sale of oil and gas
     interest                                     895              -           (355)             -            (355)
   Loss on sale of marketable
     securities - related party                     -              5            207             29           1,866
   Gain on collection of promissory
     notes                                     (1,848)             -         (1,848)             -          (1,848)
   Other (income) expense                          (3)            (8)            (6)           (15)           (258)
                                          -----------     ----------     ----------      ---------      ----------

Total Other (Income) Expense                   (1,116)         1,006          8,787          1,800          16,376
                                          -----------     ----------     ----------      ---------      ----------

Net Loss                                       (2,287)        (1,770)       (14,905)        (3,728)        (56,337)

Preferred Stock Dividends                          39          3,042            346          3,413           5,036
                                          -----------     ----------     ----------      ---------      ----------

Net Loss to Common Stockholders           $    (2,326)    $   (4,812)    $  (15,251)     $  (7,141)     $  (61,373)
                                          ===========     ==========     ==========      =========      ==========

Net Loss Per Common Share - Basic and
  Diluted                                 $    (0.03)     $    (0.14)    $    (0.26)     $   (0.21)
                                          ==========      ==========     ==========      =========

Weighted Average Number of Common
  Shares Outstanding - Basic and
  Diluted                                      69,271         34,316         59,173         33,538
                                          ==========      ==========     ==========      =========

See accompanying notes to consolidated financial statements.

                       ENDEAVOUR INTERNATIONAL CORPORATION
                          (A DEVELOPMENT STAGE ENTITY)
                 CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                                   (UNAUDITED)
                             (Amounts in thousands)

                                                                   Six Months
                                                                 Ended June 30,              January 13, 2000
                                                           --------------------------         (Inception) to
                                                             2004              2003            June 30, 2004
                                                           ---------         --------        ----------------
Cash Flows from Operating Activities:
   Net loss                                                $ (14,905)        $ (3,729)          $ (56,337)
   Adjustments to reconcile net loss to net cash provided
     by (used in) operating activities:
     DD&A expense                                                508                -               2,016
     Impairment of oil and gas properties                          -                -              25,168
     Consideration given in excess of fair value of
       identifiable assets acquired                           10,779                -              10,779
     Gain on collection of promissory notes                   (1,848)               -              (1,848)
     Shares and options issued for services rendered              65                -                 344
     Amortization of deferred compensation                     2,868              123               3,407
     Fair market value adjustment of stock options               658                -                 658
     Gain on sale of assets                                     (355)               -                (355)
     Equity loss in affiliates                                   134               53               1,379
     Loss on sale of marketable securities                       207               29               1,866
     Amortization of debt discount and financing costs           195            1,368               5,542
     Amortization of discount on marketable securities             -                -                (343)
     Bad debt expense                                              -              900               2,351
     Other                                                       (11)              57                 132
     Changes in assets and liabilities:
       (Increase) decrease in receivables                      1,786              (51)              1,550
       (Increase) decrease in other current assets              (405)             (88)             (1,836)
       Increase (decrease) in accounts payable and
         accrued expenses                                        596             (586)              1,688
                                                           ---------         --------           ---------

   Net Cash Provided by (Used in) Operating Activities           272           (1,924)             (3,839)
                                                           ---------         --------           ---------

See accompanying notes to consolidated financial statements.

                       ENDEAVOUR INTERNATIONAL CORPORATION
                          (A DEVELOPMENT STAGE ENTITY)
                 CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                                   (UNAUDITED)
                             (Amounts in thousands)

                                                            Six Months
                                                           Ended June 30,        January 13, 2000
                                                       ---------------------      (Inception) to
                                                          2004        2003         June 30, 2004
                                                       ---------     -------     ----------------
Cash Flows From Investing Activities:
   Capital expenditures                                   (2,640)     (5,445)        (24,103)
   Acquisitions, net of cash acquired                        (66)          -          (2,416)
   Notes receivable - related party                            -        (136)           (176)
   Notes receivable                                            -         (20)         (1,438)
   Repayment of notes receivable - related party               -         381           1,316
   Repayment of notes receivable                               -         152             945
   Investment in limited partnerships                       (936)       (819)         (5,165)
   Purchase of marketable securities                           -          (5)         (4,309)
   Proceeds from sale of assets                              741         255           1,001
                                                       ---------     -------       ---------

Net Cash Used in Investing Activities                     (2,901)     (5,637)        (34,345)
                                                       ---------     -------       ---------
Cash Flows From Financing Activities:

   Repayment of notes                                     (1,751)          -          (2,951)
   Repayment of notes - related party                          -        (666)         (1,399)
   Proceeds from deferred equity option                        -           -             870
   Proceeds from borrowings                                    -       1,348          17,199
   Proceeds from borrowings - related party                    -         546           1,254
   Loan costs paid                                             -           -            (245)
   Receipts of subscription receivable                         -       1,430           1,924
   Receipts of subscription receivable - related party         -       1,476           1,430
   Purchase and retirement of common and preferred
     stock                                                (5,031)          -          (5,031)
   Proceeds from common and preferred stock issued
     and issuable                                         46,399       4,092          62,178
                                                       ---------     -------       ---------

Net Cash Provided by Financing Activities                 39,617       8,226          75,229
                                                       ---------     -------       ---------

Net Increase in Cash and Cash Equivalents                 36,988         665          37,045

Cash and Cash Equivalents, Beginning of Period                57         330               -
                                                       ---------     -------       ---------

Cash and Cash Equivalents, End of Period               $  37,045     $   995       $  37,045
                                                       =========     =======       =========

See accompanying notes to consolidated financial statements.

                       ENDEAVOUR INTERNATIONAL CORPORATION
                          (A DEVELOPMENT STAGE ENTITY)
                   NOTES TO CONDENSED CONSOLIDATED STATEMENTS
                                   (UNAUDITED)

NOTE 1 - BASIS OF PRESENTATION

The consolidated financial statements of Endeavour International Corporation, formerly Continental Southern Resources, Inc., a Nevada corporation, included herein have been prepared, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC"), and, accordingly, certain information normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States has been condensed or omitted. As used in these Notes to Condensed Consolidated Financial Statements, the terms the "Company", "Endeavour", "we", "us", "our" and similar terms refer to Endeavour International Corporation and, unless the context indicates otherwise, its consolidated subsidiaries.

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

The accompanying consolidated financial statements of Endeavour should be read in conjunction with the consolidated financial statements and notes included in our Annual Report on Form 10 - KSB for the year ended December 31, 2003 and Form 8-K filed on July 12, 2004. As discussed in Note 2, the Company changed its method of accounting for oil and gas properties in the second quarter of 2004. This Form 8-K provides restated financial information for the years ended December 31, 2003 and 2002 and the quarters ended March 31, 2004 and 2003 under this new method of accounting.

In 2004, the Company significantly restructured its business in a series of simultaneous transactions (the Offering, Merger and Restructuring) and changed its name to Endeavour International Corporation (see Note 3). In June 2004, our common stock began trading on the American Stock Exchange under the symbol "END." Prior to June 2004, our common stock traded on the OTC Bulletin Board.

NOTE 2 - SIGNIFICANT ACCOUNTING POLICIES

CHANGE IN METHOD OF ACCOUNTING FOR OIL AND GAS PROPERTIES

Effective April 1, 2004, we changed our method of accounting for oil and gas properties from the successful efforts method to the full cost method. We believe that the full cost method of accounting is more appropriate for Endeavour in light of the significant changes in our operations that have recently occurred. We believe capitalization of seismic and other

                       ENDEAVOUR INTERNATIONAL CORPORATION
                          (A DEVELOPMENT STAGE ENTITY)
                   NOTES TO CONDENSED CONSOLIDATED STATEMENTS
                                   (UNAUDITED)

exploration technology expenditures as well as the cost of all exploratory wells recognizes the value these expenditures add to the program of an exploration focused company like Endeavour. Amortization of these costs over the life of the discovered reserves provides a more appropriate method of matching revenues and expenses related to our exploration strategy. Our technical strategy is founded on a philosophy that regional petroleum systems analyses improve competitive advantage, reduce exploration risk and optimize value creation. Regional petroleum systems analysis has been successfully employed by our new management and technical team in their past experiences to identify and commercialize reserves in basins worldwide.

On February 26, 2004, we completed a series of transactions that significantly transformed the nature and scope of our business. These changes include:

      -     a new management team;

      - a new business strategy of exploration, exploitation and acquisition that will be focused on the North Sea;

      - the acquisition of NSNV, Inc. which possessed the seismic data and management team that will be central to the Company's new strategy; and

      - a restructuring which resulted in the sale of substantially all interests in U.S. oil and gas properties.

Prior to February 2004, the Company had no technical exploration and production staff, and the Company did not have any production until the fourth quarter of 2003. The only producing property, which had minimal production, was sold in the February 2004 restructuring.

We believe that the full cost method of accounting will more accurately reflect the results of our future operations. The full cost method of accounting is used by many independent oil and gas companies and its use will allow investors to better assess the performance of the Company.

Under the full cost method, all acquisition, exploration and development costs, including certain directly related employee costs and a portion of interest expense, incurred for the purpose of finding oil and gas are capitalized. These capitalized costs are accumulated in pools on a country - by - country basis. Capitalized costs include the cost of drilling and equipping all wells, lease acquisition costs, seismic and other geological and geophysical costs, delay rentals and costs related to such activities. Employee costs associated with production and other operating activities and general corporate activities are expensed in the period incurred. For the three months ended June 30, 2004 and 2003, we capitalized certain employee - related costs of approximately $1.3 million and none, respectively. For the six months ended June 30, 2004 and 2003, we capitalized certain employee - related costs of approximately $1.8 million and none, respectively.

Where proved reserves are established, capitalized costs are limited on a country - by - country basis (the ceiling test). The ceiling test is calculated as the sum of the present value of future net cash flows related to estimated production of proved reserves, using end - of - the-current-period prices, discounted at 10%, plus the lower of cost or estimated fair value of unproved properties,

                       ENDEAVOUR INTERNATIONAL CORPORATION
                          (A DEVELOPMENT STAGE ENTITY)
                   NOTES TO CONDENSED CONSOLIDATED STATEMENTS
                                   (UNAUDITED)

all net of expected income tax effects. Under the ceiling test, if the capitalized cost of a full cost pool exceeds the ceiling limitation, the excess is charged as an impairment expense.

We utilize a single cost center for each country where we have operations for amortization purposes. Any conveyances of properties are treated as adjustments to the cost of oil and gas properties with no gain or loss recognized unless the operations are suspended in the entire cost center or the conveyance is significant in nature.

The costs of investments in unproved properties and portions of costs associated with major development projects are excluded from the depreciation, depletion and amortization ("DD&A") calculation until the project is evaluated. Since we are in the start-up phase of our operations, all costs are currently associated with undeveloped properties.

Unproved property costs include leasehold costs, seismic costs and other costs incurred during the exploration phase. In areas where proved reserves are established, significant unproved properties are evaluated periodically for impairment. If a reduction in value has occurred, these property costs are considered impaired and are transferred to the related full cost pool. Unproved properties whose acquisition costs are not individually significant are aggregated, and the portion of such costs estimated to be ultimately nonproductive, based on experience, is amortized to the full cost pool over an average holding period.

In countries where the existence of proved reserves has not yet been determined, leasehold costs, seismic costs and other costs incurred during the exploration phase remain capitalized in unproved property cost centers until proved reserves have been established or until exploration activities cease. If exploration activities result in the establishment of a proved reserve base, amounts in the unproved property cost center are reclassified as proved properties and become subject to depreciation, depletion and amortization and the application of the ceiling test. If exploration efforts in a country are unsuccessful in establishing proved reserves, it may be determined that the value of exploratory costs incurred have been permanently diminished in part or in whole. Based on the impairment evaluation and future exploration plans, the unproved property cost centers related to areas of interest could be impaired, and accumulated costs charged against earnings.

We have restated all prior financial statements as a result of the conversion to full cost accounting. As a part of this process, all previous charges related to the successful efforts method of accounting for oil and gas assets were reversed, increasing the book value of properties as well as our stockholders' equity. The full cost method, however, requires performing quarterly ceiling tests to ensure that the carrying value of oil and gas assets on the balance sheet is not overstated. In ceiling tests performed for the quarter ended December 31, 2003 a $10.1 million impairment was recorded as capitalized costs exceeded the ceiling test limits. The ceiling test was based on natural gas prices of $4.735 per thousand cubic feet (Mcf) that included adjustments for basis differentials and other pricing factors. Future quarterly full cost ceiling tests will be based on the current market prices for both natural gas and oil. The end

                       ENDEAVOUR INTERNATIONAL CORPORATION
                          (A DEVELOPMENT STAGE ENTITY)
                   NOTES TO CONDENSED CONSOLIDATED STATEMENTS
                                   (UNAUDITED)

result of the full cost conversion is that both the book value of our properties and stockholders' equity are at approximately the same levels that would have existed if we had continued with the successful efforts method of accounting as of December 31, 2003.

The effect of the accounting change on net loss follows:

                                                                                                   January 13,
                            Three         Three                                                       2000
                            Months        Months                                                   (Inception)
                            Ended         Ended         Six Months      Year Ended December 31,    to March 31,
                           March 31,     March 31,    Ended June 30,  -------------------------    ------------
                             2004          2003            2003         2003            2002           2004
                           --------      --------     ------------    ---------       ---------    ------------
Net loss to common
    stockholders under
    successful efforts     $(15,639)     $ (7,598)    $    (12,823)   $ (37,248)      $ (8,671)      $ (61,675)
Adjustments to full cost      2,715         5,269            5,682       (3,986)         3,900           2,629
                           --------      --------     ------------    ---------       --------       ---------
Net loss to common
    stockholders under
    full cost              $(12,924)     $ (2,329)    $     (7,141)   $ (41,234)      $ (4,771)      $ (59,046)
                           ========      ========     ============    =========       ========       =========
Loss per basic and
    diluted share under
    successful efforts     $  (0.32)     $  (0.23)    $      (0.39)   $   (1.06)      $  (0.43)
                           ========      ========     ============    =========       ========
Loss per basic and
    diluted share under
    full cost              $  (0.26)     $  (0.07)    $      (0.21)   $   (1.18)      $  (0.24)
                           ========      ========     ============    =========       ========

The effect of the accounting change on the balance sheet at December 31, 2003 follows:

                                                         Deficit
                             Net Oil and Gas           Accumulated
                               Property and            During the
                                Equipment           Development Stage
                             ---------------        -----------------
Under successful efforts      $      6,499           $     (46,036)
Adjustments to full cost               (86)                    (86)
                              ------------           -------------
Under full cost               $      6,413           $     (46,122)
                              ============           =============

STOCK-BASED COMPENSATION ARRANGEMENTS

In accordance with the provisions of Statement of Financial Accounting Standard ("SFAS") No. 123, "Accounting for Stock-Based Compensation," as amended by SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure," our stock-based employee compensation plans are accounted for under the intrinsic value method that requires compensation expense to be recorded only if, on the date of grant, the current market price of our common stock exceeds the exercise price the employee must pay for the stock. The intrinsic value of unvested stock-based compensation is recorded as deferred compensation and amortized on a straight-line basis over the vesting period of the award.

                       ENDEAVOUR INTERNATIONAL CORPORATION
                          (A DEVELOPMENT STAGE ENTITY)
                   NOTES TO CONDENSED CONSOLIDATED STATEMENTS
                                   (UNAUDITED)

The net loss for 2003 does not include any stock-based compensation cost, as there were no stock-based compensation arrangements outstanding through June 30, 2003. Stock-based compensation was granted in the fourth quarter of 2003 by our previous Board of Directors. The modification in 2003 of options granted to prior directors triggered variable accounting under APB 25 and FASB interpretation No. 44. This requires recording compensation expense if the modified option price is lower than the market price of the stock at the end of each reporting period until the options expire or are exercised. For the second quarter of 2004, we recorded a non-cash reduction in general and administrative expenses of $448,000 related to these options. For the six months ended June 30, 2004, we recorded non-cash general and administrative expenses of $658,000 related to these options. See Note 9 for a discussion of the restricted stock and stock option grants during 2004.

Had compensation expense for stock option plans been determined based on the fair value at the grant date for awards through June 30, 2004 consistent with the provisions of SFAS No. 123, our net loss and net loss per share would have been reduced to the pro forma amounts indicated below:

                                                                     Quarter Ended     Six Months Ended
                                                                     June 30, 2004       June 30, 2004
                                                                     -------------     ----------------
Net loss to common stockholders, as reported                           $  (2,326)        $  (15,251)
Add:
   Stock-based compensation expense as reported                              701              2,667
Less:
   Total stock-based compensation expense determined under
     fair-value-based method for all awards, net of tax                   (2,572)            (3,379)
                                                                       ---------         ----------

Pro forma net loss                                                     $  (4,197)        $  (15,963)
                                                                       =========         ==========

Loss per share:
   Basic - as reported                                                 $   (0.03)        $    (0.26)
   Basic - pro forma                                                   $   (0.06)        $    (0.27)

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

                       ENDEAVOUR INTERNATIONAL CORPORATION
                          (A DEVELOPMENT STAGE ENTITY)
                   NOTES TO CONDENSED CONSOLIDATED STATEMENTS
                                   (UNAUDITED)

                                                                   2004
                                                                   ----
Risk free rate                                                       4%
Expected years until exercise                                        7
Expected stock volatility                                           33%
Dividend yield                                                       -

OTHER PROPERTY, PLANT AND EQUIPMENT

Other oil and gas assets, computer equipment and furniture and fixtures are recorded at cost, less accumulated depreciation. The assets are depreciated using the straight-line method over their estimated useful lives of two to five years.

NOTE 3 - THE OFFERING, MERGER AND RESTRUCTURING

On February 26, 2004, we completed a series of mutually interdependent transactions to significantly expand our scope and objectives under the leadership of a new management team.

THE OFFERING

In an offering of common stock (the "Offering") that closed February 26, 2004, we issued 25 million shares of common stock at $2.00 per share in a private placement. The estimated net proceeds of the Offering were $46 million, after offering costs of $3.9 million. In addition, warrants to purchase 700,000 shares of common stock at $2.00 per share were issued to the placement agent. The net proceeds were used for the purchase of approximately 14.1 million shares of our common stock and 103,500 shares of our Series B Preferred Stock for $5.3 million and for $1.5 million for repayment of the principal amount of certain outstanding convertible notes, with the remainder of the net proceeds to be used for general corporate purposes, including potential acquisitions.

THE MERGER

Concurrent with the closing of the Offering, we acquired NSNV, Inc. ("NSNV"), through a merger (the "Merger") of NSNV into a newly created Delaware corporate subsidiary of the Company. The newly created subsidiary was the survivor of the Merger and is a wholly-owned subsidiary of the company that was renamed Endeavour Operating Corporation. NSNV was a private company owned by William L. Transier, John N. Seitz and PGS Exploration (UK) Limited ("PGS"), a United Kingdom corporation that is a provider of geophysical services. The former shareholders of NSNV received an aggregate of 12.5 million shares of common stock of the Company in the Merger, representing approximately 18.9% of outstanding common stock of the Company immediately after the closing of the Merger.

                       ENDEAVOUR INTERNATIONAL CORPORATION
                          (A DEVELOPMENT STAGE ENTITY)
                   NOTES TO CONDENSED CONSOLIDATED STATEMENTS
                                   (UNAUDITED)

The Merger was accounted for as a purchase of assets and not a business combination. Therefore, the consideration given was allocated to the fair value of the identifiable assets and liabilities acquired. Any consideration given in excess of the fair value of identifiable assets acquired was expensed.

The following is a calculation of the consideration given:

(amounts in thousands, except per share data)
Shares of common stock  issued                                 12,500
Price per share of the Offering                             $    2.00
                                                            ---------
Fair value of stock issued                                     25,000
Add: Capitalized merger costs                                     452
                                                            ---------
Consideration given                                         $  25,452
                                                            =========

Capitalized merger costs are the professional expenses for legal and accounting services.

The consideration given for the Merger was allocated as follows:

(amounts in thousands)
Current assets                                                 $    1,059
Property and equipment (*)                                         11,386
Intangible asset - workforce in place                               4,800
Other assets                                                        3,500
Current liabilities                                                (2,478)
Long-term commitments                                              (3,594)
                                                               ----------
Fair value of net identifiable assets acquired                     14,673
Consideration                                                     (25,452)
                                                               ----------
Consideration given in excess of fair value of
   identifiable assets acquired                                $  (10,779)
                                                               ==========

(*) Includes $6.3 million of costs allocated to exploration seismic data.

THE RESTRUCTURING

Simultaneous with the consummation of the Merger and the Offering, we restructured various financial and shareholder related items (the
"Restructuring"). Specifically, completed were the following:

      - Repaid $1.5 million principal amount of our outstanding convertible notes;

      - Issued 1,026,624 shares of our common stock in exchange for the $1.55 million principal balance and accrued interest due under the Michael P. Marcus convertible debenture at a conversion price of $1.75;

                       ENDEAVOUR INTERNATIONAL CORPORATION
                          (A DEVELOPMENT STAGE ENTITY)
                   NOTES TO CONDENSED CONSOLIDATED STATEMENTS
                                   (UNAUDITED)

      - Issued 375,000 shares of our common stock in exchange for the $600,000 principal balance and accrued interest due under the Trident convertible debenture at a conversion price of $1.60;

      - Issued 2,808,824 shares of our common stock upon conversion of all of the outstanding Series C Preferred Stock, and accrued dividends, at a conversion price of $1.70 per share;

      - Purchased all outstanding shares of Series A Preferred Stock and 20,212.86 shares of Series B Preferred Stock in exchange for certain of our non-core assets (see below); and

      - Purchased 14,097,672 shares of common stock and 103,500.07 shares of Series B Preferred Stock from RAM Trading, Ltd. (who held more than 10% of our outstanding stock prior to this purchase) for approximately $5.3 million in cash.

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

      - Note receivable due from CSR Hackberry, LLC in the principal amount of $25,000;

      - Note receivable due from Snipes, LLC in the principal amount of $122,500;

      - Subscription receivable due from FEQ Investments in the principal amount of $175,000;

      - Subscription receivable due from GWR Trust in the principal amount of $250,000; and

      - Note receivable due from BPK Resources, Inc. in the principal amount of $670,000.

As consideration for services rendered in connection with the purchase of the shares of common stock and Series B Preferred stock from RAM, we issued to an unrelated party 300,000 shares of our common stock.

During the first quarter of 2004, the Company sold all of its limited partnership units in Knox Miss Partners, L.P. for $5 million and received $500,000 in cash and a $4.5 million short-term note that is secured by a pledge of the limited partnership interest.

During the second quarter of 2004, we sold all of our equity interest in Louisiana Shelf Partners, L.P. for $250,000 in cash and a $2 million contingent deferred payment that is payable from proceeds from production of drilling activities on the oil and gas leases held by Louisiana Shelf Partners, L.P. With the uncertainty of collection of the contingent deferred payment, no receivable was recorded at the time of the sale. In connection with the sale, we recorded a loss of $895,000 during the second quarter of 2004.

                       ENDEAVOUR INTERNATIONAL CORPORATION
                          (A DEVELOPMENT STAGE ENTITY)
                   NOTES TO CONDENSED CONSOLIDATED STATEMENTS
                                   (UNAUDITED)

NOTE 5 - MARKETABLE SECURITIES

In May 2004, we received 1.2 million common shares of Touchstone Resources USA, Inc. (a public company trading on the OTC Bulletin Board) (the "Touchstone Shares") in exchange for $3.6 million of convertible promissory notes of Touchstone Resources, Ltd. (the "Touchstone Exchange"). At December 31, 2003, the net book value of the convertible promissory notes was zero; as such, we recorded a non-cash gain on the Touchstone Exchange of approximately $1.8 million, the market value of the Touchstone Shares on the date of the exchange. The Touchstone Shares reflected in these financial statements are deemed by management to be "available-for-sale" and, accordingly are reported at fair value, with unrealized gains and losses reported in other comprehensive income. At June 30, 2004, the fair value of the Touchstone Shares was $1.7 million with a $108,000 unrealized loss recognized in other comprehensive income.

NOTE 6 - SUPPLEMENTAL CASH FLOW INFORMATION

We had noncash investing activities with the purchase of NSNV for 12.5 million shares of our common stock with a total purchase price of approximately $25 million. Therefore, the Merger increased current assets by $1 million, oil and gas properties by $11.4 million, other assets by $8.3 million, current liabilities by $2.5 million, other liabilities by $3.5 million, and equity by $25 million through a noncash transaction that was not reflected in the statement of cash flows. However, $66,000 of acquisition costs reflected in "investing activities" in the statement of cash flows represents the cash expenses paid in connection with the Merger, less the cash of NSNV on the date of the Merger. Noncash investing activities also were incurred with the exchange of certain non-core assets, including BWP Gas, LLC, for all of the Series A Preferred Stock and 20,212.86 shares of the Series B Preferred Stock, and the Touchstone Exchange. Noncash financing activities were also incurred, including the conversion of all of our Series C Preferred Stock and a portion of our convertible notes into common stock.

NOTE 7 - LEASES

We are the lessee of various items of computer equipment under capital leases expiring in various years through 2006. The assets and liabilities under capital leases are recorded at the lower of the present value of the minimum lease payments or the fair value of the assets. The assets are depreciated over the lower of their related lease terms or their estimated productive lives. Depreciation of assets under capital leases is included in depreciation expense.

Minimum future lease payments under capital leases as of June 30, 2004, for each of the next three years and in the aggregate are:

                       ENDEAVOUR INTERNATIONAL CORPORATION
                          (A DEVELOPMENT STAGE ENTITY)
                   NOTES TO CONDENSED CONSOLIDATED STATEMENTS
                                   (UNAUDITED)

                                                               Amount
(amounts in thousands)                                         ------
Year Ended December 31,
    2004                                                       $   64
    2005                                                          121
    2006                                                           26
                                                               ------
Net minimum lease payments                                        211
Less: Amount representing interest                                 (9)
                                                               ------
Present value of net minimum lease payment                     $  202
                                                               ======

Interest rates on capitalized leases are approximately 3.5% and are imputed based on the lower of the Company's incremental borrowing rate at the inception of each lease or the lessor's implicit rate of return.

NOTE 8 - LOSS PER SHARE

Loss per common share is calculated in accordance with SFAS No. 128, "Earnings Per Share." Basic loss per common share is computed by dividing net loss attributable to common stockholders by the weighted average number of common shares outstanding. Diluted loss per share is computed similarly to basic loss per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if potentially dilutive common shares had been issued and if the additional common shares were dilutive. Shares associated with stock options, warrants and convertible debt are not included because their inclusion would be antidilutive (i.e., reduce the net loss per share). At June 30, 2004, there were potentially dilutive shares of approximately 2.8 million.

                       ENDEAVOUR INTERNATIONAL CORPORATION
                          (A DEVELOPMENT STAGE ENTITY)
                   NOTES TO CONDENSED CONSOLIDATED STATEMENTS
                                   (UNAUDITED)

NOTE 9 - DEFERRED COMPENSATION

Through June 30, 2004, we issued stock options and restricted shares of common stock to our new management, directors and employees as follows:

                                                                                                   Number of
                                                                                                   Shares or
                                                                                                    Options
                                                                                                    -------
Grants Under the 2004 Incentive Plan (1):
     Restricted stock vesting on January 1, 2005                                                     278,375
     Restricted stock vesting in thirds on each January 1st 2005 through 2007                        520,000
     Stock options vesting in thirds on each January 1st 2005 through 2007 (2)                     1,877,500
                                                                                                   ---------
                                                                                                   2,675,875
                                                                                                   =========
Inducement Grants of Restricted Stock:
     Vesting on January 1, 2005                                                                      731,250
     Vesting in thirds on each January 1st 2005 through 2007                                       1,600,000
                                                                                                   ---------
                                                                                                   2,331,250
                                                                                                   =========

(1) The 2004 Incentive Plan is subject to the approval by a majority of the votes entitled to be cast by holders of shares of Common Stock and Preferred Stock, voting together as a class, who are represented in person or by proxy at the 2004 annual meeting of stockholders, which is scheduled to be held on August 24, 2004.

(2) All options have an exercise price of $2.00 per share except 20,000 options which have an exercise price of $3.78 per share.

Deferred compensation of $14.4 million was recorded in stockholders' equity for the inducement grants and the grants under the 2004 Incentive Plan. For the three and six months ended June 30, 2004, $1.8 million and $2.9 million, respectively, was amortized to compensation expense, of which $0.4 million and $0.7 million, respectively, was included in the capitalized certain employee - related costs (see Note 2).

                       ENDEAVOUR INTERNATIONAL CORPORATION
                          (A DEVELOPMENT STAGE ENTITY)
                   NOTES TO CONDENSED CONSOLIDATED STATEMENTS
                                   (UNAUDITED)

NOTE 10 - EQUITY

Our preferred stock and common stock outstanding follows:

                                                                                    June 30,    December 31,
                                                                                     2004         2003
                                                                                     ----         ----
                                                                                    (Amounts in thousands)
Preferred stock, Series A; $0.001 par value; authorized - None at 2004 and
 9,500,000 shares at 2003; Shares issued and outstanding - None at 2004 and
 4,090,713 at 2003                                                                  $    -      $     4
Preferred stock, Series B; $0.001 par value; authorized - 376,287 shares at
 2004 and 500,000 shares at 2003; Shares issued and outstanding - 19,714 shares
 at 2004 and 143,427 shares at 2003                                                 $    -      $     -
Preferred stock, Series C; $0.001 par value; authorized - None at 2004 and
 1,500,000 shares at 2003; Shares issued and outstanding - None at 2004 and
 477,500 at 2003                                                                    $    -      $     -
Common Stock; $0.001 par value; authorized - None at 2004 and 150,000,000 at 2003; Shares issued and outstanding - 69,329,569 shares at 2004 and
 37,144,668 at 2003                                                                 $   69      $    37

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

During the second quarter of 2004, in a private offering, we issued 175,000 shares of our common stock to fulfill a commitment made for services performed in connection with the Merger.

Effective June 21, 2004, certificates of withdrawal were filed with respect to our Series A and Series C preferred stock.

NOTE 11 - COMPREHENSIVE LOSS

Excluding net loss, our comprehensive loss is from the net unrealized loss on marketable securities, which are classified as available-for-sale. The following summarizes the components of comprehensive loss:

                       ENDEAVOUR INTERNATIONAL CORPORATION
                          (A DEVELOPMENT STAGE ENTITY)
                   NOTES TO CONDENSED CONSOLIDATED STATEMENTS
                                   (UNAUDITED)

(amounts in thousands)

                                                  Quarter Ended June 30,      Six Months Ended June 30,
                                                 ------------------------     -------------------------
                                                    2004           2003          2004          2003
                                                 ---------      ---------     ---------     --------
 Net loss                                        $  (2,287)     $  (1,770)    $ (14,905)    $ (3,728)

  Unrealized gain (loss) on marketable
    securities                                        (108)          (247)          174         (582)
  Reclassification adjustment for loss
    realized in net loss above                           -              -           207            -
                                                 ---------      ---------     ---------     --------

 Net impact on comprehensive loss                     (108)          (247)          381         (582)
                                                 ---------      ---------     ---------     --------
 Comprehensive loss                              $  (2,395)     $  (2,017)    $ (14,524)    $ (4,310)
                                                 =========      =========     =========     ========

NOTE 12 - COMMITMENTS AND CONTINGENCIES

COMMITMENTS

As a part of the Merger, we acquired an obligation to purchase products and services from PGS or its affiliates for a period of three years commencing on December 16, 2003 as follows:

(amounts in thousands)
Year 1                    $ 1,000
Year 2                      1,500
Year 3                      2,000
                          -------
                          $ 4,500
                          =======

LEGAL PROCEEDING

On or about March 4, 2004, the GHK Company, LLC, GHK/Potato Hills Limited Partnership, and Brian F. Egolf (collectively "Plaintiffs") commenced an action against Endeavour International Corporation ("Endeavour"), f/k/a Continental Southern Resources, Inc., as well as BWP Gas, L.L.C. ("BWP") and HBA Gas, Inc. ("HBA") (collectively "defendants") in the state court in Oklahoma City, Oklahoma. In the petition, Plaintiffs allege that Endeavour intended to acquire a majority of the membership interests in BWP and that HBA in turn entered into an agreement to assign Plaintiff 2.5 million common shares of Endeavour stock upon compliance by Plaintiffs with certain contractual obligations including but not limited to completion and initial commercial production of the Mary #2-34 well, along with the presentation of a development plan and the commencement of the next exploration or development well in the Potato Hills Deep Prospect. Plaintiffs further allege in their petition that BWP, HBA and Endeavour are alter egos of each other and jointly and severally liable to Plaintiffs for failing to deliver to Plaintiffs the Endeavour common stock. Plaintiffs seek delivery of the stock as well as a temporary

                       ENDEAVOUR INTERNATIONAL CORPORATION
                          (A DEVELOPMENT STAGE ENTITY)
                   NOTES TO CONDENSED CONSOLIDATED STATEMENTS
                                   (UNAUDITED)

restraining order, a primary and permanent injunction (i) enjoining all dilutions of Plaintiff rights pertaining to Endeavour stock; (ii) enjoining Endeavour from all future stock issuances and transfers of assets not in the ordinary course of business and (iii) prohibiting the alienation or encumbrance of the Endeavour stock that is allegedly in Plaintiff's possession. On April 6, 2004, the defendants removed the action from the state court to the United States District Court for the Western District of Oklahoma. Subsequently, Endeavour made a motion for dismissal of the action for lack of jurisdiction over Endeavour in Oklahoma. Management intends to litigate vigorously and believes it has good and valid defenses beyond its jurisdictional defense. However, as of this time, counsel is unable to opine on the outcome of the litigation.

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

GENERAL

During the first quarter of 2004, we completed a series of mutually interdependent transactions that significantly expanded our scope and objectives
- the Offering, the Merger and the Restructuring as discussed in Note 3 to the unaudited financial statements herein. With the transactions, we have a new focus, primarily on international oil and gas exploration.

As a result of these transactions, all of our producing operations were sold as well as our exploration activities in Mississippi. We retained our equity interests in Thailand and Louisiana through the end of the first quarter; however our equity interest in Louisiana was sold in May 2004. In addition, all of the outstanding balances of our convertible debt were either repaid or converted to common stock. Further, substantially all of our outstanding preferred stock was repurchased or converted to common stock.

During the second quarter of 2004, we participated in the 22nd licensing round in the United Kingdom in a significant manner. Acting alone and with others, we submitted eight applications covering 21 blocks. Four of these applications were promote applications and four were

                       ENDEAVOUR INTERNATIONAL CORPORATION

traditional applications. Pursuant to the applications, we committed to undertake certain work obligations. We expect the United Kingdom government to announce the results of the 22nd licensing round in August or September 2004. We are also considering other opportunities in the United Kingdom sector of the North Sea, including possible farm-ins to existing licenses.

Through a limited liability company in which we hold an interest, we have an interest in the Phu Horm Gas Field Project, an onshore gas discovery in northern Thailand. In May 2004, the Phu Horm Project was approved as a Production Area by the Thailand Department of Mineral Fuels. Drilling of two additional appraisal wells commenced during the second quarter of 2004, which are expected to be completed in the fall of 2004. Engineering, design and permitting for the gas production facilities for the project are continuing at this time. A gas sales agreement is in place to provide gas to the existing Nam Phong power plant. First gas sales are expected to commence from the Phu Horm Project in early 2006. In addition, we have interests in two exploration licenses in proximity to the Phu Horm Project which have certain work commitments and obligations.

RESULTS OF OPERATIONS

General and administrative expenses increased to $3.0 million during the three months ended June 30, 2004 as compared to $730,000 for the corresponding period in 2003 and increased to $5.5 million during the six months ended June 30, 2004 as compared to $975,000 for the corresponding period in 2003. For the second quarter of 2004, we recorded a non-cash reduction in general and administrative expenses of $448,000 related to the mark-to-market adjustment of options under variable plan accounting. For the six months ended June 30, 2004, we recorded non-cash general and administrative expenses of $658,000 related to these same options. In addition, general and administrative expenses for the second quarter of 2004 included approximately $1.9 million in non-cash charges for the amortization of deferred compensation granted to the new management and employees after the Merger in February 2004, and $2.9 million for the six months ended June 30, 2004. For the three months ended June 30, 2004 and 2003, we capitalized certain employee - related costs of approximately $1.3 million and none, respectively. For the six months ended June 30, 2004 and 2003, we capitalized certain employee - related costs of approximately $1.8 million and none, respectively. Expenses for the three months and six months ended June 30, 2003 consisted primarily of professional fees, compensation and consulting fees.

Bad debt expenses were $900,000 during the six months ended June 30, 2003 and consisted of impairment charges related to our investment in Touchstone Resources, Ltd. At December 31, 2003, all investments in Touchstone Resources, Ltd. were fully impaired. As discussed in Note 5, we received 1.2 million shares of Touchstone USA, Inc. in exchange for our convertible promissory notes of Touchstone Resources, Ltd.

Other income increased to $1.1 million during the three months ended June 30, 2004 as compared to other expense of $1.0 million for the corresponding period in 2003. The other income for the second quarter of 2004 consisted primarily of $1.8 million in income related to the gain on the Touchstone Exchange, partially offset by the $895,000 loss on the sale of our

                       ENDEAVOUR INTERNATIONAL CORPORATION

interest in Louisiana Shelf Partners, Inc. The other expense for the second quarter of 2003 consisted primarily of interest expense on convertible debt. Other expense increased to $8.8 million during the six months ended June 30, 2004 as compared of $1.8 million for the corresponding period in 2003. The 2004 expense consisted of a $10.8 million expense for consideration given in excess of fair value of identifiable assets acquired in the Merger, interest expense of $254,000 incurred primarily on outstanding convertible debt and a $207,000 loss in on the sale of marketable securities as part of the Restructuring, partially offset by $355,000 net gain in connection with our sales of our partnership interests The 2003 other expense consisted primarily of interest expense of $1.9 million incurred on outstanding convertible debt. All of the convertible debt was sold or converted to common stock as part of the Restructuring. With the Restructuring of all of the outstanding convertible debt, we do not expect to incur significant interest expense for the remainder of 2004.

LIQUIDITY AND CAPITAL RESOURCES

On February 4, 2004, a private placement for 125,000 shares of our common stock, $.001 par value per share, at a purchase price of $2.00 per share, was completed.

On February 26, 2004, we completed an offering of 25 million shares of our common stock for estimated net proceeds of $46 million, after offering costs of $3.9 million. In addition, warrants to purchase 700,000 shares of common stock at an exercise price of $2.00 per share were issued to the placement agent. The net proceeds were used for the purchase of approximately 14.1 million shares of common stock and 103,500 shares of our Series B Preferred Stock for $5.3 million and for the repayment of $1.8 million of the principal amount of certain outstanding convertible notes and other notes, with the remainder of the net proceeds to be used for general corporate purposes, including potential acquisitions.

After completion of the Offering with $50 million of gross proceeds, we believe we have sufficient funding at least through the end of 2005 to continue to execute our business plan. Through the Restructuring, there is no outstanding debt and only immaterial amounts of outstanding preferred stock. Therefore, we do not expect to incur significant interest expense nor pay significant preferred dividends for the remainder of 2004.

DISCLOSURES ABOUT CONTRACTUAL OBLIGATIONS AND COMMERCIAL COMMITMENTS

The following table sets forth the Company's obligations and commitments to make future payments under its lease agreements and other long - term obligations as of June 30, 2004:

                                                       Payments due by Period (in thousands)
                                       ----------------------------------------------------------------------
                                        Total        1 Year       2-3 Years       4-5 Years     After 5 Years
                                        -----        ------       ---------       ---------     -------------
Contractual Obligations
Capital leases for computer
     equipment                         $  211        $   64         $  147           $  -             $  -
Purchase commitment                     4,500         1,000          3,500              -                -
                                       ------        ------         ------           ----             ----
Total Contractual Cash
     Obligations                       $4,711        $1,064         $3,647           $  -             $  -
                                       ======        ======         ======           ====             ====

                       ENDEAVOUR INTERNATIONAL CORPORATION

ITEM 3: QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our cash balances are primarily maintained in money market accounts and as such, we do not believe we are exposed to significant market risk.

ITEM 4: CONTROLS AND PROCEDURES

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

      As of the end of the period covered by this report, our management carried out an evaluation, with the participation of our co-chief executive officers (the "CEOs") and our chief accounting officer (the "CAO"), of the effectiveness of our disclosure controls and procedures pursuant to Rule 13a-15 of the Securities Exchange Act of 1934. Based on those evaluations, the CEOs and CAO believe:

      (i) that our disclosure controls and procedures are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and that such information is accumulated and communicated to our management, including the CEOs and CAO, as appropriate to allow timely decisions regarding required disclosure; and

      (ii) that our disclosure controls and procedures are effective.

CHANGES IN INTERNAL CONTROLS OVER FINANCIAL REPORTING

      There have been no significant changes in our internal controls over financial reporting during the period covered by this report that has materially affected, or are reasonably likely to materially affect, our control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1: LEGAL PROCEEDINGS

On or about March 4, 2004, the GHK Company, LLC, GHK/Potato Hills Limited Partnership, and Brian F. Egolf (collectively "Plaintiffs") commenced an action against Endeavour International Corporation ("Endeavour"), f/k/a Continental Southern Resources, Inc., as well as BWP Gas, L.L.C. ("BWP") and HBA Gas, Inc. ("HBA") (collectively "defendants") in the state court in Oklahoma City, Oklahoma. In the petition, Plaintiffs allege that Endeavour intended to acquire a majority of the membership interests in BWP and that HBA in turn entered into an agreement to assign Plaintiff 2.5 million common shares of Endeavour stock upon compliance by Plaintiffs with certain contractual obligations including but not limited to completion and initial

                       ENDEAVOUR INTERNATIONAL CORPORATION

commercial production of the Mary #2-34 well, along with the presentation of a development plan and the commencement of the next exploration or development well in the Potato Hills Deep Prospect. Plaintiffs further allege in their petition that BWP, HBA and Endeavour are alter egos of each other and jointly and severally liable to Plaintiffs for failing to deliver Plaintiffs the Endeavour common stock. Plaintiffs seek delivery of the stock as well as a temporary restraining order, a primary and permanent injunction (i) enjoining all dilutions of Plaintiff rights pertaining to Endeavour stock; (ii) enjoining Endeavour from all future stock issuances and transfers of assets not in the ordinary course of business and (iii) prohibiting the alienation or encumbrance of the Endeavour stock that is allegedly in Plaintiff's possession. On April 6, 2004, the defendants removed the action from the state court to the United States District Court for the Western District of Oklahoma. Subsequently, Endeavour made a motion for dismissal of the action for lack of jurisdiction over Endeavour in Oklahoma. Management intends to litigate vigorously and believes it has good and valid defenses beyond its jurisdictional defense. However, as of this time counsel is unable to opine on the outcome of the litigation.

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

On April 29, 2004, to fulfill a commitment made for services performed in connection with the Merger, we issued 175,000 shares of our common stock in a private offering.

ITEM 5. OTHER INFORMATION

Effective June 21, 2004, Certificates of Withdrawal to Certificate of Designation were filed in Nevada with respect to the elimination of the Series A Preferred Stock and the Series C Preferred Stock.

Effective July 7, 2004 the Board of Directors adopted an amendment to the Company's Bylaws implementing a classified board consisting of Class I, Class II and Class III directors. The initial term of the directors elected at the 2004 Annual Meeting of Stockholders (the "Annual Meeting"), which is scheduled to be held on August 24, 2004, will be for (i) Class I directors until the next annual meeting of stockholders after the Annual Meeting, (ii) Class II directors until the second annual meeting of stockholders after the Annual Meeting and (iii) for Class III directors until the third annual meeting of stockholders after the Annual Meeting. Thereafter at each subsequent annual meeting of the Company's stockholders, the directors of the class elected at such meeting will serve for three-year terms.

                       ENDEAVOUR INTERNATIONAL CORPORATION

ITEM 6: EXHIBITS AND REPORTS ON FORM 8-K

(a) The following exhibits are included herein:

3.1 *       Amended and Restated Bylaws.

3.2*        Amended and Restated Articles of Incorporation.

3.3*        Amended and Restated Certificate of Designation of Series B Preferred Stock filed February 26, 2004.

3.4*        Articles of Merger filed February 27, 2004.

3.5*        Certificate of Withdrawal to Certificate of Designation regarding Elimination of Series A Preferred Stock filed
            June 21, 2004.

3.6*        Certificate of Withdrawal to Certificate of Designation regarding Elimination of Series C Preferred Stock filed
            June 21, 2004.

3.7*        Specimen of Common Stock Certificate.

31.1 *      Certification of William L. Transier, Co-Chief Executive Officer, pursuant to Rule 13a-14(a)/15d-14(a) of the
            Securities Exchange Act of 1934, as amended.

31.2 *      Certification of John N. Seitz, Co-Chief Executive Officer, pursuant to Rule 13a-14(a)/15d-14(a) of the Securities
            Exchange Act of 1934, as amended.

31.3 *      Certification of Robert L. Thompson, Chief Accounting Officer, pursuant to Rule 13a-14(a)/15d-14(a) of the Securities
            Exchange Act of 1934, as amended.

32.1 *      Certification of William L. Transier, Co-Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2 *      Certification of John N. Seitz, Co-Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to
            Section 906 of the Sarbanes-Oxley Act of 2002.

32.3 *      Certification of Robert L. Thompson, Chief Accounting Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*           Filed herewith.

(b) Current Reports on Form 8-K filed during the three-month period ended June 30, 2004:

      On April 2, 2004, we filed a Form 8-K/A dated February 27, 2004, concerning the Offering, Merger and Restructuring. The item reported in such Current Report was Item 7 (Financial Statements and Exhibits).

      On May 4, 2004, we filed a Form 8-K dated April 29, 2004, concerning a change in our independent auditors. The items reported in such Current Report were Item 4 (Changes in Registrant's Certifying Accountant) and 7 (Financial Statements and Exhibits).

      On July 12, 2004, we filed a Form 8-K dated June 7, 2004, concerning our change to the full cost method of accounting for oil and gas properties. The items reported in such Current Report were Items 5 (Other Events and Regulation FD Disclosure) and 7 (Financial Statements and Exhibits).

                       ENDEAVOUR INTERNATIONAL CORPORATION

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ENDEAVOUR INTERNATIONAL CORPORATION

Date: August 6, 2004  /s/ William L. Transier           /s/  John N. Seitz
                      --------------------------        ------------------------
                           William L. Transier              John N. Seitz
                           Co-Chief Executive Officer       Co-Chief Executive
                                                            Officer

                      /s/ Robert L. Thompson
                      -------------------------
                            Robert L. Thompson
                            Vice President and Chief
                            Accounting Officer

                               INDEX TO EXHIBITS

3.1 *       Amended and Restated Bylaws.

3.2*        Amended and Restated Articles of Incorporation.

3.3*        Amended and Restated Certificate of Designation of Series B Preferred Stock filed February 26, 2004.

3.4*        Articles of Merger filed February 27, 2004.

3.5*        Certificate of Withdrawal to Certificate of Designation regarding Elimination of Series A Preferred Stock filed
            June 21, 2004.

3.6*        Certificate of Withdrawal to Certificate of Designation regarding Elimination of Series C Preferred Stock filed
            June 21, 2004.

3.7*        Specimen of Common Stock Certificate.

31.1 *      Certification of William L. Transier, Co-Chief Executive Officer, pursuant to Rule 13a-14(a)/15d-14(a) of the
            Securities Exchange Act of 1934, as amended.

31.2 *      Certification of John N. Seitz, Co-Chief Executive Officer, pursuant to Rule 13a-14(a)/15d-14(a) of the Securities
            Exchange Act of 1934, as amended.

31.3 *      Certification of Robert L. Thompson, Chief Accounting Officer, pursuant to Rule 13a-14(a)/15d-14(a) of the Securities
            Exchange Act of 1934, as amended.

32.1 *      Certification of William L. Transier, Co-Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2 *      Certification of John N. Seitz, Co-Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to
            Section 906 of the Sarbanes-Oxley Act of 2002.

32.3 *      Certification of Robert L. Thompson, Chief Accounting Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*           Filed herewith.