Form 10-Q
period 2004-09-30
ENDEAVOUR INTERNATIONAL CORP
filed 2004-11-05
CIK 1112412

-------------------------------------------------------------------------------

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   FORM 10-Q

(Mark One)
   [X]    Quarterly Report Pursuant to Section 13 or 15(d) of the
          Securities Exchange Act of 1934 For the Quarterly Period Ended SEPTEMBER 30, 2004

                                or

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
(State or other jurisdiction of                         (I.R.S. Employer
 incorporation or organization)                        Identification No.)


                  1000 MAIN, SUITE 3300, HOUSTON, TEXAS 77002
              (Address of principal executive offices) (Zip code)


                                 (713) 307-8700
              (Registrant's telephone number, including area code)


                    1001 FANNIN, SUITE 1700, HOUSTON, TEXAS
         77002 (Former name, former address and former fiscal year, if changed since last report.)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [X]

As of November 4, 2004, 69,792,616 shares of the registrant's common stock were outstanding.
-------------------------------------------------------------------------------

                      ENDEAVOUR INTERNATIONAL CORPORATION



                                     INDEX


Part I:
     Item 1: Unaudited Financial Statements
          Balance Sheets.........................................................................................1
          Statements of Operations...............................................................................3
          Statements of Cash Flows...............................................................................4
          Notes to Condensed Consolidated Financial Statements...................................................6
     Item 2:  Management's Discussion and Analysis of Financial Condition and Results of Operations.............20
     Item 3:  Quantitative and Qualitative Disclosures about Market Risk........................................24
     Item 4:  Controls and Procedures...........................................................................24
Part II.  Other Information
     Item 1:  Legal Proceedings.................................................................................25
     Item 4:  Submission of Matters to a Vote of Security Holders...............................................25
     Item 6:  Exhibits..........................................................................................26
Signatures......................................................................................................27

ITEM 1:  UNAUDITED FINANCIAL STATEMENTS

                      ENDEAVOUR INTERNATIONAL CORPORATION
                          (A DEVELOPMENT STAGE ENTITY)
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                   (Amounts in thousands, except share data)

                                                                                 September 30,     December 31,
                                                                                     2004              2003
                                                                                --------------    -------------
                                                                                  (Unaudited)
                                                     ASSETS
Current Assets:
   Cash and cash equivalents                                                     $      36,258    $         57
   Notes receivable - related party                                                          -             838
   Other receivables                                                                       161              87
   Interest receivable - related party                                                       -             158
   Marketable securities - related party                                                     -             207
   Marketable securities                                                                     -             512
   Prepaid expenses and other current assets                                             1,691           1,461
                                                                                --------------    ------------
   Total current assets                                                                 38,110           3,320

Property and Equipment, Net:
   Oil and gas properties, using full cost method:
     Proved oil and gas properties, net                                                      -              71
     Oil and gas properties excluded from amortization                                  10,072           6,342
   Other oil and gas assets                                                              4,102               -
   Computer equipment                                                                      416              10
                                                                                --------------    ------------
   Total property and equipment, net                                                    14,590           6,423

Equity Interests in Oil and Gas Properties                                               3,063           2,839

Intangible Asset                                                                         4,800               -
Marketable Securities                                                                    1,236               -
Other Assets                                                                             3,500               -
                                                                                --------------    ------------
                                                                                 $      65,299    $     12,582
                                                                                ==============    ============

         See accompanying notes to consolidated financial statements.

                      ENDEAVOUR INTERNATIONAL CORPORATION
                          (A DEVELOPMENT STAGE ENTITY)
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                 (Amounts in thousands, except per share data)


                                                                                September 30,      December 31,
                                                                                     2004               2003
                                                                                --------------    -------------
                                                                                  (Unaudited)
                                       LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
   Accounts payable and accrued expenses                                         $       4,247    $      5,236
   Convertible notes                                                                         -           3,243
   Deferred equity option                                                                    -             870
   Other                                                                                   116              23
                                                                                --------------    ------------
   Total current liabilities                                                             4,363           9,372

Long-term Obligations                                                                    3,655              30
                                                                                --------------    ------------

Total Liabilities                                                                        8,018           9,402

Commitments and Contingencies                                                                -               -

Stockholders' Equity
   Preferred stock                                                                           -               4
   Common stock                                                                             69              37
   Additional paid-in capital                                                          131,860          50,175
   Less stock subscription receivables                                                       -            (250)
   Less stock subscription receivable - related party                                        -            (175)
   Accumulated other comprehensive loss                                                   (612)           (489)
   Deferred compensation                                                                (8,637)              -
   Deficit accumulated during the development stage                                    (65,399)         46,122)
                                                                                --------------    ------------
     Total stockholders' equity                                                         57,281           3,180
                                                                                --------------    ------------

Total Liabilities and Stockholders' Equity                                       $      65,299    $     12,582
                                                                                ==============    ============

         See accompanying notes to consolidated financial statements.

                      ENDEAVOUR INTERNATIONAL CORPORATION
                          (A DEVELOPMENT STAGE ENTITY)
                 CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
                                  (UNAUDITED)
                 (Amounts in thousands, except per share data)


                                               Three Months                   Nine Months
                                           Ended September 30,            Ended September 30,       January 13, 2000
                                       ---------------------------    --------------------------     (Inception) to
                                            2004           2003           2004            2003       Sept. 30, 2004
                                       -------------   -----------    -----------    -----------    ---------------
Revenues                                $         -     $        -     $        8      $       -      $       52

Cost of Operations:
   Operating expenses                             -              -              1              -              24
   Depreciation and amortization                382              -            890              -           2,387
   Impairment of oil and gas properties           -         14,990              -         14,990          25,168
   Loss on equity investments in oil
     and gas properties                          90            614            224            667           1,469
   Bad debt expense - related party               -            334              -          1,234           2,351
   General and administrative                 3,658            933          9,141          1,872          12,525
   General and administrative -
     related party                                -             48              -             84             219
                                       -------------   -----------    -----------    -----------    ------------
   Total Expenses                             4,130         16,919         10,256         18,847          44,143
                                       -------------   -----------    -----------    -----------    ------------
Loss From Operations                         (4,130)       (16,919)       (10,248)       (18,847)        (44,091)
                                       -------------   -----------    -----------    -----------    ------------
Other (Income) Expense:
   Consideration given in excess of
     fair value of identifiable assets
     acquired                                     -              -         10,779              -          10,779
   Interest income                             (155)           (50)          (398)          (199)         (1,098)
   Interest expense                               8          1,008            262          2,943           7,144
   (Gain) loss on sale of oil and gas
     interest                                     -              -           (355)             -            (355)
   Loss on sale of marketable
     securities - related party                   -                           207             29           1,866
   Gain on collection of promissory
     notes                                        -              -         (1,848)             -          (2,013)
   Other (income) expense                         4            (14)            (3)           (28)            (90)
                                       -------------   -----------    -----------    -----------    ------------
Total Other (Income) Expense                   (143)           944          8,644          2,745          16,233
                                       -------------   -----------    -----------    -----------    ------------
Net Loss                                     (3,987)       (17,863)       (18,892)       (21,592)        (60,324)

Preferred Stock Dividends                        39            553            385          3,966           5,075
                                       -------------   -----------    -----------    -----------    ------------
Net Loss to Common Stockholders         $    (4,026)   $   (18,416)   $   (19,277)   $   (25,558)   $    (65,399)
                                       ============    ===========    ===========    ===========    ============

Net Loss Per Common Share - Basic and
  Diluted                              $      (0.06)  $     (0.51)    $     (0.31)  $      (0.74)
                                       ============   ===========     ===========   ============
Weighted Average Number of Common
  Shares Outstanding - Basic and
  Diluted                                    69,366        36,214          62,596         34,440
                                       ============   ===========     ===========   ============

         See accompanying notes to consolidated financial statements.

                      ENDEAVOUR INTERNATIONAL CORPORATION
                          (A DEVELOPMENT STAGE ENTITY)
                 CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                                  (UNAUDITED)
                             (Amounts in thousands)

                                                                  Nine Months
                                                              Ended September 30,               January 13, 2000
                                                       ----------------------------------        (Inception) to
                                                            2004                2003             Sept. 30, 2004
                                                       ---------------     --------------       ----------------
Cash Flows from Operating Activities:
   Net loss                                            $       (18,892)    $      (21,592)      $        (60,324)
   Adjustments to reconcile net loss to net cash
     provided by (used in) operating activities:
     DD&A expense                                                  890                  -                  2,398
     Impairment of oil and gas properties                            -             14,990                 25,168
     Consideration given in excess of fair value of
       identifiable assets acquired                             10,779                  -                 10,779
     Gain on collection of promissory notes                     (1,848)                 -                 (1,848)
     Shares and options issued for services rendered               129                262                    408
     Amortization of deferred compensation                       4,733                413                  5,272
     Fair market value adjustment of stock options                 574                  -                    574
     Gain on sale of assets                                       (355)                 -                   (355)
     Equity loss in affiliates                                     224                667                  1,469
     Loss on sale of marketable securities                         207                 29                  1,866
     Amortization of debt discount and financing costs             195              2,295                  5,542
     Amortization of discount on marketable securities               -                  -                   (343)
     Bad debt expense                                                -              1,234                  2,351
     Other                                                         (10)                32                    130
     Changes in assets and liabilities:
       (Increase) decrease in receivables                        4,121                (90)                 3,886
       (Increase) decrease in other current assets                (450)              (121)                (1,881)
       Increase (decrease) in accounts payable and
         accrued expenses                                        1,480               (608)                 2,573
                                                       ---------------     --------------       ----------------
   Net Cash Provided by (Used in) Operating Activities           1,777             (2,489)                (2,335)
                                                       ---------------     --------------       ----------------

         See accompanying notes to consolidated financial statements.

                      ENDEAVOUR INTERNATIONAL CORPORATION
                          (A DEVELOPMENT STAGE ENTITY)
                 CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                                  (UNAUDITED)
                             (Amounts in thousands)

                                                                  Nine Months
                                                              Ended September 30,              January 13, 2000
                                                      -------------------------------------     (Inception) to
                                                            2004                2003             Sept. 30, 2004
                                                      ----------------    ---------------       ----------------
Cash Flows From Investing Activities:
   Capital expenditures                                         (4,278)            (3,401)               (25,740)
   Acquisitions, net of cash acquired                              (66)            (2,350)                (2,416)
   Notes receivable - related party                                  -               (176)                  (176)
   Notes receivable                                                  -                (10)                (1,438)
   Repayment of notes receivable - related party                     -              1,316                  1,316
   Repayment of notes receivable                                     -                153                    945
   Investment in limited partnerships                           (1,590)            (2,720)                (5,820)
   Purchase of marketable securities                                 -                 (5)                (4,309)
   Proceeds from sale of assets                                    741                253                  1,002
                                                       ---------------     --------------       ---------------
Net Cash Used in Investing Activities                           (5,193)            (6,940)               (36,636)
                                                       ---------------     --------------       ---------------
Cash Flows From Financing Activities:
   Repayment of notes                                           (1,751)            (1,200)                (2,951)
   Repayment of notes - related party                                -               (905)                (1,399)
   Proceeds from deferred equity option                              -                696                    870
   Proceeds from borrowings                                          -              1,768                 17,199
   Proceeds from borrowings - related party                          -                762                  1,254
   Loan costs paid                                                   -                  -                   (245)
   Receipts of subscription receivable                               -              1,430                  1,924
   Receipts of subscription receivable - related party               -              1,924                  1,430
   Purchase and retirement of common and preferred
     stock                                                      (5,031)                 -                 (5,031)
   Proceeds from common and preferred stock issued
     and issuable - net                                         46,399              4,712                 62,178
                                                       ---------------     --------------       ---------------
Net Cash Provided by Financing Activities                       39,617              9,187                 75,229
                                                       ---------------     --------------       ---------------
Net Increase (Decrease) in Cash and Cash
   Equivalents                                                  36,201               (242)                36,258

Cash and Cash Equivalents, Beginning of Period                      57                330                      -
                                                       ---------------     --------------       ---------------
Cash and Cash Equivalents, End of Period               $        36,258     $           88       $         36,258
                                                       ===============     ==============       ================

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

The accompanying consolidated financial statements of Endeavour should be read in conjunction with the consolidated financial statements and notes included in our Annual Report on Form 10-KSB for the year ended December 31, 2003 and Form 8-K filed on July 12, 2004. As discussed in Note 2, the Company changed its method of accounting for oil and gas properties in the second quarter of 2004. The Form 8-K filed on July 12, 2004 provides restated financial information for the years ended December 31, 2003 and 2002 and the quarters ended March 31, 2004 and 2003 under this new method of accounting.

In February 2004, the Company significantly restructured its business in a series of simultaneous transactions (the Offering, Merger and Restructuring) and changed its name to Endeavour International Corporation (see Note 3). In June 2004, our common stock began trading on the American Stock Exchange under the symbol "END." Prior to June 2004, our common stock traded on the OTC Bulletin Board.


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

On February 26, 2004, we completed a series of transactions that significantly transformed the nature and scope of our business. These changes include:

     o   a new management team;
     o a new business strategy of exploration, exploitation and acquisition that will be focused on the North Sea;
     o the acquisition of NSNV, Inc. which possessed the seismic data and management team that will be central to the Company's new strategy; and
     o a restructuring which resulted in the sale of substantially all interests in U.S. oil and gas properties.

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

Under the full cost method, all acquisition, exploration and development costs, including certain directly related employee costs and a portion of interest expense, incurred for the purpose of finding oil and gas are capitalized. These capitalized costs are accumulated in pools on a country-by-country basis. Capitalized costs include the cost of drilling and equipping all wells, lease acquisition costs, seismic and other geological and geophysical costs, delay rentals and costs related to such activities. Employee costs associated with production and other operating activities and general corporate activities are expensed in the period incurred. For the three months ended September 30, 2004 and 2003, we capitalized certain employee-related costs of approximately $1.3 million and none, respectively. For the nine months ended September 30, 2004 and 2003, we capitalized certain employee-related costs of approximately $3.1 million and none, respectively.

Where proved reserves are established, capitalized costs are limited on a country-by-country basis (the ceiling test). The ceiling test is calculated as the sum of the present value of future net cash flows related to estimated production of proved reserves, using end-of-the-current-period prices, discounted at 10%, plus the lower of cost or estimated fair value of unproved properties,

                      ENDEAVOUR INTERNATIONAL CORPORATION
                          (A DEVELOPMENT STAGE ENTITY)
                   NOTES TO CONDENSED CONSOLIDATED STATEMENTS
                                  (UNAUDITED)


all net of expected income tax effects. Under the ceiling test, if the capitalized cost of a full cost pool exceeds the ceiling limitation, the excess is charged as an impairment expense.

We utilize a single cost center for each country where we have operations for amortization purposes. Any conveyances of properties are treated as adjustments to the cost of oil and gas properties with no gain or loss recognized unless the operations are terminated in the entire cost center or the conveyance is significant in nature.

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

We have restated all prior financial statements as a result of the conversion to full cost accounting. As a part of this process, all previous charges related to the successful efforts method of accounting for oil and gas assets were reversed, increasing the book value of properties as well as our stockholders' equity. The full cost method, however, requires performing quarterly ceiling tests to ensure that the carrying value of oil and gas assets on the balance sheet is not overstated. In ceiling tests performed for the quarter ended December 31, 2003, a $10.1 million impairment was recorded as capitalized costs exceeded the ceiling test limits. The ceiling test was based on natural gas prices of $4.735 per thousand cubic feet (Mcf) that included adjustments for basis differentials and other pricing factors. Future quarterly full cost ceiling tests will be based on the current market prices for both natural gas and oil. The end

                      ENDEAVOUR INTERNATIONAL CORPORATION
                          (A DEVELOPMENT STAGE ENTITY)
                   NOTES TO CONDENSED CONSOLIDATED STATEMENTS
                                  (UNAUDITED)


result of the full cost conversion is that both the book value of our properties and stockholders' equity are at approximately the same levels that would have existed if we had continued with the successful efforts method of accounting as of December 31, 2003.

The effect of the accounting change on net loss follows:



                                                                                                 January 13,
                             Three        Three          Nine                                       2000
                             Months       Months        Months                                   (Inception)
                             Ended        Ended         Ended         Year Ended December 31    to March 31,
                            March 31,    Sept. 30,     Sept. 30,     ------------------------   ------------
                              2004         2003          2003          2003          2002          2004
                           ---------     --------     ------------   ---------     ----------   ------------
Net loss to common         $(15,639)     $ (8,644)    $    (21,467)  $ (37,248)    $ (8,671)     $ (61,675)
    stockholders under
    successful efforts
Adjustments to full cost      2,715        (9,772)          (4,091)     (3,986)       3,900          2,629
                           --------      --------     ------------   ---------     --------      ---------
Net loss to common
    stockholders under
    full cost              $(12,924)     $(18,416)    $    (25,558)  $ (41,234)    $ (4,771)     $ (59,046)
                           ========      ========     ============   =========     ========      =========
Loss per basic and
    diluted share under
    successful efforts     $  (0.32)     $  (0.24)    $      (0.62)  $   (1.06)    $  (0.43)
                           ========      ========     ============   =========     ========
Loss per basic and
    diluted share under
    full cost              $  (0.26)     $  (0.51)    $      (0.74)  $   (1.18)    $  (0.24)
                           ========      ========     ============   =========     ========

The effect of the accounting change on the balance sheet at December 31, 2003 follows:

                                                                    Deficit
                                        Net Oil and Gas            Accumulated
                                          Property and             During the
                                           Equipment            Development Stage
                                        ---------------         -----------------
Under successful efforts                  $      6,499            $    (46,036)
Adjustments to full cost                           (86)                    (86)
                                        --------------            ------------
Under full cost                           $      6,413            $    (46,122)
                                        ==============            ============


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

                      ENDEAVOUR INTERNATIONAL CORPORATION
                          (A DEVELOPMENT STAGE ENTITY)
                   NOTES TO CONDENSED CONSOLIDATED STATEMENTS
                                  (UNAUDITED)


The net loss for both the three and nine months ended September 30, 2003 includes stock-based compensation cost of $212,000 related to options and restricted stock granted to a prior director. During 2003, the Company repriced 500,000 options granted to prior directors from an exercise price of $5.00 per share to $2.30 per share. This modification in 2003 of the options granted to prior directors triggered variable accounting under APB 25 and FASB Interpretation No. 44. This requires recording compensation expense if the modified option price is lower than the market price of the stock at the end of each reporting period until the options expire or are exercised. For the third quarter of 2004 and 2003, we recorded a non-cash increase (reduction) in general and administrative expenses of $(84,000) and none, respectively, related to these options. For the nine months ended September 30, 2004 and 2003, we recorded non-cash general and administrative expenses of $574,000 and none, respectively, related to these options. See Note 9 for a discussion of the restricted stock and stock option grants during 2004.

Had compensation expense for stock option plans been determined based on the fair value at the grant date for awards through September 30, 2004 consistent with the provisions of SFAS No. 123, our net loss and net loss per share would have been reduced to the pro forma amounts indicated below:

(amounts in thousands, except per share data)

                                                    Quarter Ended                    Nine Months Ended
                                                     September 30,                      September 30,
                                                --------------------------     -----------------------------
                                                   2004            2003            2004             2003
                                                ----------     -----------     ------------     ------------
Net loss to common stockholders, as reported    $   (4,026)    $   (18,416)    $    (19,277)    $    (25,558)
Add:
   Stock-based compensation expense as
     reported                                        1,325               -            4,154                -
Less:
   Total stock-based compensation expense
     determined under fair-value-based method
     for all awards, net of tax                     (2,652)           (826)          (4,881)            (826)
                                                ----------     -----------     ------------     ------------

Pro forma net loss                              $   (5,353)    $   (19,242)    $    (20,004)    $    (26,384)
                                                ==========     ===========     ============     ============
Loss per share:
   Basic - as reported                          $    (0.06)    $    (0.51)     $      (0.31) $         (0.74)
   Basic - pro forma                            $    (0.08)    $    (0.53)     $      (0.32) $         (0.76)

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

                                                  2004             2003
                                               ----------       -----------
          Risk free rate                            4%          1.6% - 3.4%
          Expected years until exercise             7              3 - 5
          Expected stock volatility                31%              100%
          Dividend yield                            -                -

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

The following is a calculation of the consideration given:

     (amounts in thousands, except per share data)
     Shares of common stock  issued                              12,500
     Price per share of the Offering                   $           2.00
                                                       ----------------
     Fair value of stock issued                                  25,000
     Add: Capitalized merger costs                                  452
                                                       ----------------
     Consideration given                               $         25,452
                                                       ================

Capitalized merger costs are the professional expenses for legal and accounting services.

The consideration given for the Merger was allocated as follows:

     (amounts in thousands)
     Current assets                                    $          1,059
     Property and equipment                                      11,386
     Intangible asset - workforce in place                        4,800
     Other assets                                                 3,500
     Current liabilities                                         (2,478)
     Long-term commitments                                       (3,594)
                                                       ----------------
     Fair value of net identifiable assets acquired              14,673
     Consideration                                              (25,452)
                                                       ----------------
     Consideration given in excess of fair value of
        identifiable assets acquired                   $         (10,779)
                                                       =================

THE RESTRUCTURING

Simultaneous with the consummation of the Merger and the Offering, we restructured various financial and shareholder related items (the
"Restructuring"). Specifically, completed were the following:

     o Repaid $1.5 million principal amount of our outstanding convertible notes;

                      ENDEAVOUR INTERNATIONAL CORPORATION
                          (A DEVELOPMENT STAGE ENTITY)
                   NOTES TO CONDENSED CONSOLIDATED STATEMENTS
                                  (UNAUDITED)


     o Issued 1,026,624 shares of our common stock in exchange for the $1.55 million principal balance and accrued interest due under the Michael
         P. Marcus convertible debenture at a conversion price of $1.75;
     o Issued 375,000 shares of our common stock in exchange for the $600,000 principal balance and accrued interest due under the Trident convertible debenture at a conversion price of $1.60;
     o Issued 2,808,824 shares of our common stock upon conversion of all of the outstanding Series C Preferred Stock, and accrued dividends, at a conversion price of $1.70 per share;
     o Purchased all outstanding shares of Series A Preferred Stock and 20,212.86 shares of Series B Preferred Stock in exchange for certain of our non-core assets (see below); and
     o Purchased 14,097,672 shares of common stock and 103,500.07 shares of Series B Preferred Stock from RAM Trading, Ltd. (who held more than 10% of our outstanding stock prior to this purchase) for approximately $5.3 million in cash.

As consideration for the acquisition of all of the Series A Preferred Stock and 20,212.86 shares of the Series B Preferred Stock, we exchanged the following non-core assets with CSOR Preferred Liquidation, LLC, a newly created entity owned by the former holders of the Series A Preferred Stock and certain former holders of the Series B Preferred Stock:

     o   100% of the ownership interest in BWP Gas, LLC.;
     o   864,560 shares of restricted common stock of BPK Resources, Inc.;
     o   400,000 shares of common stock of Trimedia Group, Inc.;
     o Note receivable due from CSR Hackberry, LLC in the principal amount of $25,000;
     o Note receivable due from Snipes, LLC in the principal amount of $122,500;
     o Subscription receivable due from FEQ Investments in the principal amount of $175,000;
     o Subscription receivable due from GWR Trust in the principal amount of $250,000; and
     o Note receivable due from BPK Resources, Inc. in the principal amount of $670,000.

As consideration for services rendered in connection with the purchase of the shares of common stock and Series B Preferred stock from RAM, we issued to an unrelated party 300,000 shares of our common stock.

During the first quarter of 2004, the Company sold all of its limited partnership units in Knox Miss Partners, L.P. for $5 million and received $500,000 in cash and a $4.5 million short-term note that is secured by a pledge of the limited partnership interest. At September 30, 2004, the $4.5 million short-term note has been paid in full.

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

                      ENDEAVOUR INTERNATIONAL CORPORATION
                          (A DEVELOPMENT STAGE ENTITY)
                   NOTES TO CONDENSED CONSOLIDATED STATEMENTS
                                  (UNAUDITED)

NOTE 5 - MARKETABLE SECURITIES

In May 2004, we received 1.2 million common shares of Touchstone Resources USA, Inc. (a public company trading on the OTC Bulletin Board) (the "Touchstone Shares") in exchange for $3.6 million of convertible promissory notes of Touchstone Resources, Ltd. (the "Touchstone Exchange"). The net book value of the convertible promissory notes was zero; as such, we recorded a non-cash gain on the Touchstone Exchange of approximately $1.8 million, the market value of the Touchstone Shares on the date of the exchange. The Touchstone Shares reflected in these financial statements are deemed by management to be "available-for-sale" and, accordingly are reported at fair value, with unrealized gains and losses reported in other comprehensive income. At September 30, 2004, the fair value of the Touchstone Shares was $1.2 million with a $612,000 unrealized loss recognized in other comprehensive income.


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

Minimum future lease payments under capital leases as of September 30, 2004, for each of the next three years and in the aggregate are:

                      ENDEAVOUR INTERNATIONAL CORPORATION
                          (A DEVELOPMENT STAGE ENTITY)
                   NOTES TO CONDENSED CONSOLIDATED STATEMENTS
                                  (UNAUDITED)

(amounts in thousands)
Year Ended December 31,                                           Amount
                                                               ------------
    2004                                                       $         32
    2005                                                                121
    2006                                                                 26
                                                               ------------
Net minimum lease payments                                              179
Less: Amount representing interest                                      (11)
                                                               ------------
Present value of net minimum lease payment                     $        168
                                                               ============

Interest rates on capitalized leases are approximately 3.5% and are imputed based on the lower of the Company's incremental borrowing rate at the inception of each lease or the lessor's implicit rate of return.


NOTE 8 - LOSS PER SHARE

Loss per common share is calculated in accordance with SFAS No. 128, "Earnings Per Share." Basic loss per common share is computed by dividing net loss attributable to common stockholders by the weighted average number of common shares outstanding. Diluted loss per share is computed similarly to basic loss per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if potentially dilutive common shares had been issued and if the additional common shares were dilutive. Shares associated with stock options, warrants and convertible debt are not included in the calculation of weighted average number of common shares outstanding because their inclusion would be antidilutive (i.e., reduce the net loss per share). At September 30, 2004, there were potentially dilutive shares of approximately 1.9 million.

                      ENDEAVOUR INTERNATIONAL CORPORATION
                          (A DEVELOPMENT STAGE ENTITY)
                   NOTES TO CONDENSED CONSOLIDATED STATEMENTS
                                  (UNAUDITED)


NOTE 9 - DEFERRED COMPENSATION

Through September 30, 2004, we issued stock options and restricted shares of common stock to our new management, directors, employees and consultants as follows:

                                                                                                   Number of
                                                                                                   Shares or
                                                                                                    Options
                                                                                                ---------------
Grants Under the 2004 Incentive Plan (1):
     Restricted stock vesting on January 1, 2005                                                        265,125
     Restricted stock vesting in thirds on each January 1st 2005 through 2007                           573,750
     Common stock granted as directors' fees                                                             18,796
     Stock options vesting in thirds on each January 1st 2005 through 2007 (2)                        1,902,500
                                                                                                ---------------
                                                                                                      2,760,171
                                                                                                ===============

Inducement Grants of Restricted Stock:
     Vesting on January 1, 2005                                                                         731,250
     Vesting in thirds on each January 1st 2005 through 2007                                          1,600,000
                                                                                                ---------------
                                                                                                      2,331,250
                                                                                                ===============

(1) The 2004 Incentive Plan was approved by a majority of the votes entitled to be cast by holders of shares of Common Stock and Preferred Stock, voting together as a class, who were represented in person or by proxy at the 2004 annual meeting of stockholders.
(2) All options have an exercise price of $2.00 per share except 20,000 options which have an exercise price of $3.78 per share and 25,000 options which have an exercise price of $3.15.

Deferred compensation of $13.4 million was recorded in stockholders' equity for the inducement grants and the grants under the 2004 Incentive Plan. For the three and nine months ended September 30, 2004, $1.9 million and $4.8 million, respectively, was amortized to compensation expense, of which $0.5 million and $1.2 million, respectively, was included in the capitalization of certain employee-related costs (see Note 2).

                      ENDEAVOUR INTERNATIONAL CORPORATION
                          (A DEVELOPMENT STAGE ENTITY)
                   NOTES TO CONDENSED CONSOLIDATED STATEMENTS
                                  (UNAUDITED)


NOTE 10 - EQUITY

Our preferred stock and common stock outstanding follows:

                                                                                 September 30,      December 31,
                                                                                     2004               2003
                                                                                --------------    ---------------
                                                                                      (Amounts in thousands)
   Preferred stock, Series A; $0.001 par value; authorized - None at 2004 and
    9,500,000 shares at 2003; Shares issued and outstanding - None at 2004 and
    4,090,713 at 2003                                                            $           -      $          4
   Preferred stock, Series B; $0.001 par value; authorized - 376,287 shares at
    2004 and 500,000 shares at 2003; Shares issued and outstanding - 19,714
    shares at 2004 and 143,427 shares at 2003                                    $           -      $          -
   Preferred stock, Series C; $0.001 par value; authorized - None at 2004 and
    1,500,000 shares at 2003; Shares issued and outstanding - None at 2004 and
    477,500 at 2003                                                              $           -      $          -
   Common Stock; $0.001 par value; authorized - 150,000,000; Shares issued and
    outstanding - 69,381,365 shares at 2004 and 37,144,668 at 2003               $          69      $         37

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

Effective September 17, 2004, we registered for sale approximately 40 million shares of our common stock that were previously issued to numerous stockholders in the Offering or were required to be registered upon registration of the Offering shares. We did not and will not receive any proceeds from the registration of these shares of our common stock.

                      ENDEAVOUR INTERNATIONAL CORPORATION
                          (A DEVELOPMENT STAGE ENTITY)
                   NOTES TO CONDENSED CONSOLIDATED STATEMENTS
                                  (UNAUDITED)


NOTE 11 - COMPREHENSIVE LOSS

Excluding net loss, our comprehensive loss is from the net unrealized loss on marketable securities, which are classified as available-for-sale. The following summarizes the components of comprehensive loss:

 (amounts in thousands)
                                                  Three Months Ended September 30,       Nine Months Ended September 30,
                                                  -------------------------------        -------------  ---------------
                                                      2004                2003               2004               2003
                                                  ------------      -------------        -------------     ------------
 Net loss                                        $      (3,987)     $    (17,863)        $     (18,892)    $    (21,592)

 Unrealized gain (loss) on marketable
   securities                                             (504)             (523)                 (330)          (1,105)
 Reclassification adjustment for loss
   realized in net loss above                                -                41                   207               41
                                                  ------------      -------------        -------------     ------------

 Net impact on comprehensive loss                         (504)             (482)                 (123)          (1,064)
                                                  ------------      -------------        -------------     ------------

 Comprehensive loss                              $      (4,491)     $    (18,345)        $     (19,015)    $    (22,656)
                                                 =============      ============         =============     ============

NOTE 12 - COMMITMENTS AND CONTINGENCIES

COMMITMENTS

As a part of the Merger, we acquired an obligation to purchase products and services from PGS or its affiliates for a period of three years commencing on December 16, 2003 as follows:

          (amounts in thousands)
          Year 1                    $      1,000
          Year 2                           1,500
          Year 3                           2,000
                                    ------------
                                    $      4,500
                                    ============

During the third quarter of 2004, we executed a sublease for office space with Reliant Energy Corporate Services, LLC through March 31, 2008. Our Co-Chief Executive Officer is also a member of the Board of Directors of the parent company of Reliant Energy Corporate Services, LLC. Lease payments are expected to be approximately $180,000 for each of the years ended December 31, 2005, 2006 and 2007 and $45,000 for the year ended December 31, 2008.

                      ENDEAVOUR INTERNATIONAL CORPORATION
                          (A DEVELOPMENT STAGE ENTITY)
                   NOTES TO CONDENSED CONSOLIDATED STATEMENTS
                                  (UNAUDITED)


LEGAL PROCEEDING

On or about March 4, 2004, the GHK Company, LLC, GHK/Potato Hills Limited Partnership, and Brian F. Egolf (collectively "Plaintiffs") commenced an action against Endeavour International Corporation ("Endeavour"), f/k/a Continental Southern Resources, Inc., as well as BWP Gas, L.L.C. ("BWP") and HBA Gas, Inc. ("HBA") (collectively "defendants") in state court in Oklahoma City, Oklahoma. In the petition, Plaintiffs allege that Endeavour intended to acquire a majority of the membership interests in BWP and that HBA in turn entered into an agreement to assign Plaintiffs 2.5 million common shares of Endeavour stock upon compliance by Plaintiffs with certain contractual obligations including but not limited to completion and initial commercial production of the Mary #2-34 well, along with the presentation of a development plan and the commencement of the next exploration or development well in the Potato Hills Deep Prospect. Plaintiffs further allege in their petition that BWP, HBA and Endeavour are alter egos of each other and jointly and severally liable to Plaintiffs for failing to deliver to Plaintiffs the Endeavour common stock. Plaintiffs seek delivery of the stock as well as a temporary restraining order and a primary and permanent injunction (i) enjoining all dilutions of Plaintiffs rights pertaining to Endeavour stock; (ii) enjoining Endeavour from all future stock issuances and transfers of assets not in the ordinary course of business and (iii) prohibiting the alienation or encumbrance of the Endeavour stock that is allegedly in HBA's possession. On April 6, 2004, the defendants removed the action from the state court to the United States District Court for the Western District of Oklahoma. On October 21, 2004 the United States District Court granted the motion to remand to state court filed by the Plaintiffs and remanded the matter to the District Court of Oklahoma County, Oklahoma. Management intends to litigate vigorously and believes it has good and valid defenses in this litigation. However, as of this time, counsel is unable to opine on the outcome of the litigation.


NOTE 13 - SUBSEQUENT EVENTS

On October 12, 2004, we announced that one of our wholly-owned subsidiaries entered into an agreement to acquire a majority interest in OER Oil AS ("OER"), a privately held Norwegian exploration and production company based in Oslo, for approximately $26 million in cash. The transaction is expected to close by the end of the year subject to necessary government approvals and certain other conditions.

Following the closing, we will hold the approximately 76 percent interest in OER previously held by Lundin Petroleum B.V. We have made an offer to purchase the remaining minority interests in OER, which includes interests held by OER management, for a combination of our common stock and cash. OER management has endorsed the acquisition as a means to establish the combined entity as a leading independent exploration and production company in the Norwegian sector.

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

GENERAL

During the first quarter of 2004, we completed a series of mutually interdependent transactions that significantly expanded our scope and objectives - the Offering, the Merger and the Restructuring as discussed in
Note 3 to the Condensed Consolidated Financial Statements herein. With the transactions, we have a new focus, primarily on international oil and gas exploration.

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

                      ENDEAVOUR INTERNATIONAL CORPORATION


UNITED KINGDOM

During the second quarter of 2004, we participated in the 22nd Seaward Licensing Round in the United Kingdom in a significant manner. Acting alone and with others, we were awarded nine production licenses covering 18 blocks in September 2004.

Endeavour will serve as operator of five production licenses located in the Central North Sea. These licenses, and our interest therein, include:

     o   Blocks 21/11c and 20/15b (100 percent equity)
     o   Block 21/20c (100 percent equity)
     o   Blocks 22/24e (60 percent equity)
     o   Block 30/23b (60 percent equity )
     o   Blocks 31/26b and 39/1b (60 percent equity)

The company was also awarded a non-operated 47.5 percent equity in Blocks 23/16e and 23/17b in the Central North Sea. Other non-operated licenses and our interests therein include the following in the Southern Gas Basin:

     o   Blocks 42/10 and 42/15 (50 percent equity)
     o   Blocks 43/22, 43/23, 43/27b, 43/28 and 43/29 (25 percent equity)
     o   Blocks 44/21c and 44/25b (25 percent equity)

The licenses cover more than a half million acres, approximately 2,160 square kilometers, or the equivalent to more than 100 Gulf of Mexico blocks. Of the production licenses, four licenses covering eight blocks were granted under traditional terms that require the company to fulfill a work program within four years from the date of award. The remaining five licenses covering 10 blocks are under "promote" terms that allow the company to pay reduced license fees for a two-year period as exploratory evaluations are conducted.

NORWAY

On September 21, 2004, we announced that we were notified by the Ministry of Petroleum and Energy in Norway of our pre-qualification as a licensee on the Norwegian Continental Shelf. The process evaluates the competency of a company from a financial, technical and organizational perspective to participate in exploration and production activities on the Norwegian Continental Shelf. It also considers the company's competency concerning issues related to health, safety and the environment.

On October 12, 2004, our wholly-owned subsidiary, Endeavour Energy Norge AS, entered into an agreement to acquire a majority interest in OER Oil AS ("OER"), a privately held Norwegian exploration and production company based in Oslo, for approximately $26 million in cash. The transaction is expected to close by the end of the year subject to necessary government approvals and certain other conditions.

Following the closing, we will hold the approximately 76 percent interest in OER previously held by Lundin Petroleum B.V. We have made an offer to purchase the remaining minority interests in OER, which includes interests held by OER management, for a combination of our

                      ENDEAVOUR INTERNATIONAL CORPORATION


common stock and cash. OER management has endorsed the acquisition as a means to establish the combined entity as a leading independent exploration and production company in the Norwegian sector.

THAILAND

Through a limited liability company in which we hold an interest, we have an interest in the Phu Horm Gas Field Project, an onshore gas discovery in northern Thailand. In May 2004, the Phu Horm Project was approved as a Production Area by the Thailand Department of Mineral Fuels. Drilling of two additional appraisal wells commenced during the second quarter of 2004. These wells have been completed successfully and tested gas and have expanded the known limits of the reservoir. Engineering, design and permitting for the gas production facilities for the project are continuing. A gas sales agreement is in place to provide gas to the existing Nam Phong power plant. First gas sales are expected to commence from the Phu Horm Project in 2006. In addition, we have interests in two exploration licenses in proximity to the Phu Horm Project which have certain work commitments and obligations.

RESULTS OF OPERATIONS

Impairment of oil and gas properties of $15 million during 2003 represents all drilling costs incurred through September 30, 2003 plus 100% of the lease acquisition costs for the entire Hell Hole Prospect. The wells were dry and all of the leasehold for this prospect were relinquished.

Bad debt expenses were $1.2 million during the nine months ended September 30, 2003 and consisted of impairment charges related to our investment in Touchstone Resources, Ltd. At December 31, 2003, all investments in Touchstone Resources, Ltd. were fully impaired. As discussed in Note 5, we received 1.2 million shares of Touchstone USA, Inc. in exchange for our convertible promissory notes of Touchstone Resources, Ltd. and recorded a gain of $1.8 million.

General and administrative ("G&A") expenses increased to $3.7 million during the three months ended September 30, 2004 as compared to $981,000 for the corresponding period in 2003 and increased to $9.1 million during the nine months ended September 30, 2004 as compared to $1.9 million for the corresponding period in 2003. Components of G&A expenses for these periods are as follows:

                      ENDEAVOUR INTERNATIONAL CORPORATION


                                                      Quarter Ended             Nine Months Ended
                                                       September 30,              September 30,
                                                -------------------------    -----------------------------
                                                  2004           2003           2004              2003
                                                ----------     ----------    ------------     ------------
Compensation                                    $    1,348     $       40    $      2,850     $        122
Non-cash stock-based compensation                    2,125              -           5,274                -
Fair market value adjustment of stock options          (84)             -             574                -
Consulting, legal and accounting fees                  878            526           1,909            1,164
Occupancy costs                                        119              5             271               15
Other expenses                                         552            410           1,321              655
                                                ----------     ----------    ------------     ------------
Gross G&A expenses                                   4,938            981          12,199            1,956
Less: capitalized G&A expenses                      (1,280)             -          (3,058)               -
                                                ----------     ----------    ------------     ------------
Net G&A expenses                                $    3,658     $      981    $      9,141     $      1,956
                                                ==========     ==========    ============     ============

Other income increased to $143,000 during the three months ended September 30, 2004 as compared to other expense of $944,000 for the corresponding period in 2003 primarily due to interest expense on convertible debt during 2003. Other expense increased to $8.6 million during the nine months ended September 30, 2004 as compared to $2.7 million for the corresponding period in 2003. The 2004 expense consisted of a $10.8 million expense for consideration given in excess of fair value of identifiable assets acquired in the Merger, interest expense of $262,000 incurred primarily on outstanding convertible debt and a $207,000 loss in on the sale of marketable securities as part of the Restructuring, partially offset by $355,000 net gain in connection with our sales of our partnership interests and $1.8 million in income related to the gain on the Touchstone Exchange. The 2003 other expense consisted primarily of interest expense of $2.9 million incurred on outstanding convertible debt. All of the convertible debt was sold or converted to common stock as part of the Restructuring. With the Restructuring of all of the outstanding convertible debt, we do not expect to incur significant interest expense for the remainder of 2004.

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

In combination with the Offering of $50 million of gross proceeds, our ability to issue additional equity or utilize our debt capacity, we believe we have sufficient funding to continue to execute

                      ENDEAVOUR INTERNATIONAL CORPORATION


our business plan for the next several years. Our proposed purchase of OER, including our intent to offer to purchase the remaining minority interests, is anticipated to be initially financed through a combination of our common stock and cash. We are currently discussing long-term debt options with financial institutions and expect that our financing capacity will be adequate to fund a portion of the cash acquisition cost of OER.

DISCLOSURES ABOUT CONTRACTUAL OBLIGATIONS AND COMMERCIAL COMMITMENTS

The following table sets forth the Company's obligations and commitments to make future payments under its lease agreements and other long-term obligations as of September 30, 2004:

                                                    Payments due by Period (in thousands)
                                 ----------------------------------------------------------------------------
Contractual Obligations              Total          1 Year       2-3 Years      4-5 Years      After 5 Years
                                 ------------    -----------    -----------    -----------     -------------
Capital leases for computer      $        168    $        32    $       136    $         -     $           -
     equipment
Purchase commitment                     4,500          1,000          3,500              -                 -
                                 ------------    -----------    -----------    -----------     -------------
Total Contractual Cash
     Obligations                 $      4,668    $     1,032    $     3,636    $         -     $           -
                                 ============    ===========    ===========    ===========     =============

ITEM 3:  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our cash balances are primarily maintained in money market accounts with U.S. financial institutions and as such, we do not believe we are exposed to significant market or currency risk.


ITEM 4:  CONTROLS AND PROCEDURES

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

         As of the end of the period covered by this report, our management carried out an evaluation, with the participation of our co-chief executive officers (the "CEOs") and our chief accounting officer (the "CAO"), of the effectiveness of our disclosure controls and procedures required by Rule 13a-15 of the Securities Exchange Act of 1934. Based on that evaluation, the CEOs and CAO believe:

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

                      ENDEAVOUR INTERNATIONAL CORPORATION


CHANGES IN INTERNAL CONTROLS OVER FINANCIAL REPORTING

         There has been no significant change in our internal controls over financial reporting during the period covered by this report that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.



PART II. OTHER INFORMATION
ITEM 1:  LEGAL PROCEEDINGS

On or about March 4, 2004, the GHK Company, LLC, GHK/Potato Hills Limited Partnership, and Brian F. Egolf (collectively "Plaintiffs") commenced an action against Endeavour International Corporation ("Endeavour"), f/k/a Continental Southern Resources, Inc., as well as BWP Gas, L.L.C. ("BWP") and HBA Gas, Inc. ("HBA") (collectively "defendants") in state court in Oklahoma City, Oklahoma. In the petition, Plaintiffs allege that Endeavour intended to acquire a majority of the membership interests in BWP and that HBA in turn entered into an agreement to assign Plaintiffs 2.5 million common shares of Endeavour stock upon compliance by Plaintiffs with certain contractual obligations including but not limited to completion and initial commercial production of the Mary #2-34 well, along with the presentation of a development plan and the commencement of the next exploration or development well in the Potato Hills Deep Prospect. Plaintiffs further allege in their petition that BWP, HBA and Endeavour are alter egos of each other and jointly and severally liable to Plaintiffs for failing to deliver Plaintiffs the Endeavour common stock. Plaintiffs seek delivery of the stock as well as a temporary restraining order and a primary and permanent injunction (i) enjoining all dilutions of Plaintiffs rights pertaining to Endeavour stock; (ii) enjoining Endeavour from all future stock issuances and transfers of assets not in the ordinary course of business and (iii) prohibiting the alienation or encumbrance of the Endeavour stock that is allegedly in HBA's possession. On April 6, 2004, the defendants removed the action from the state court to the United States District Court for the Western District of Oklahoma. On October 21, 2004 the United States District Court granted the motion to remand to state court filed by the Plaintiffs and remanded the matter to the District Court of Oklahoma County, Oklahoma. Management intends to litigate vigorously and believes it has good and valid defenses in this litigation. However, as of this time counsel is unable to opine on the outcome of the litigation.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

At the Annual Meeting of Stockholders of the Company held on August 24, 2004, the stockholders elected five directors to serve terms expiring in 2005, 2006 and 2007, and approved the 2004 Incentive Plan.

                      ENDEAVOUR INTERNATIONAL CORPORATION


Votes cast were as follows:

                                                                                                       Broker
                                                 For             Against          Abstained           Non-Votes
                                              ----------       -----------       -----------         -----------
Election as a Director of the
  Company of:
     Barry J. Galt (1)                        43,980,182                -            59,000                  -
     Nancy K. Quinn (2)                       43,985,682                -            53,500                  -
     John N. Seitz (2)                        44,010,682                -            28,500                  -
     John B. Connally III (3)                 41,929,582                -         2,109,600                  -
     William L. Transier (3)                  44,010,682                -            28,500                  -

Approval of the 2004 Incentive Plan           36,715,060        2,291,840         2,831,911          2,220,371


(1)      Elected to a three-year term.
(2)      Elected to a two-year term.
(3)      Elected to a one-year term.


ITEM 6:  EXHIBITS

The following exhibits are included herein:

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

ENDEAVOUR INTERNATIONAL CORPORATION


Date: November 5, 2004

                    /s/  William L. Transier         /s/  John N. Seitz
                    ------------------------         --------------------------
                    William L. Transier              John N. Seitz
                    Co-Chief Executive Officer       Co-Chief Executive Officer

                    /s/  Robert L. Thompson
                    -----------------------
                    Robert L. Thompson
                    Vice President and Chief Accounting Officer

                                 EXHIBIT INDEX

EXHIBIT NO.      DESCRIPTION
-----------      -----------

     31.1* Certification of William L. Transier, Co-Chief Executive Officer, pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended.
     31.2* Certification of John N. Seitz, Co-Chief Executive Officer, pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended.
     31.3* Certification of Robert L. Thompson, Chief Accounting Officer, pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended.
     32.1* Certification of William L. Transier, Co-Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
     32.2* Certification of John N. Seitz, Co-Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to
                 Section 906 of the Sarbanes-Oxley Act of 2002.
     32.3* Certification of Robert L. Thompson, Chief Accounting Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to
                 Section 906 of the Sarbanes-Oxley Act of 2002.
     *  Filed herewith.