Form 10-K
period 2004-12-31
ENDEAVOUR INTERNATIONAL CORP
filed 2005-03-11
CIK 1112412

United States
Securities and Exchange Commission

Washington, D.C. 20549

Form 10-K

☑ Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Fiscal Year Ended December 31, 2004
☐ Transition Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934
For the transition period from _________ to ___________

Commission file number: 001-32212

Endeavour International Corporation

(Exact name of registrant as specified in its charter)

Nevada	88-0448389
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1000 Main Street, Suite 3300, Houston, Texas 77002
(Address of principal executive offices)     (Zip code)

(713) 307-8700
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Exchange Act:
Title of Each Class of Stock	Name of Each Exchange on Which Registered
Common Stock $0.001 par value per share	American Stock Exchange

Securities registered pursuant to Section 12(g) of the Exchange Act:
None

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  ☑  Yes  ☐  No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K . ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act).  ☑  Yes  ☐  No

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter. Common stock aggregate market value held by non-affiliates as of June 30, 2004: $150,576,000.

As of March 10, 2005, 74,035,162 shares of the issuer’s common stock were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE :

Proxy statement of Endeavour International Corporation relating to the 2005 Annual Meeting of Stockholders expected to be held on June 2, 2005, which is incorporated by reference into Part III of this Form 10-K.

(i)

Forward-Looking Statements

The information contained in this Annual Report on Form 10-K and in other public statements by the Company and Company officers or directors includes or may contain certain forward-looking statements. The words “may,” “will,” “expect,” “anticipate,” “believe,” “continue,” “estimate,” “project,” “intend,” and similar expressions used in this Report are intended to identify forward-looking statements within the meaning of Section 27A of the U.S. Securities Act of 1933 and Section 21E of the U.S. Securities Exchange Act of 1934. You should not place undue reliance on these forward-looking statements, which speak only as of the date made. We undertake no obligation to publicly release the result of any revision of these forward-looking statements to reflect events or circumstances after the date they are made or to reflect the occurrence of unanticipated events. You should also know that such statements are not guarantees of future performance and are subject to risks, uncertainties and assumptions. Many of these risks and uncertainties are set forth under the caption “Risk Factors” in Item 1 of this report. Should any of these risks or uncertainties materialize, or should any of our assumptions prove incorrect, actual results may differ materially from those included within the forward-looking statements.

Part I

Item 1. Business

Endeavour International Corporation is a Nevada corporation formed on January 13, 2000 (as Expression Graphics, Inc.) to market and sell graphics media products, such as symbols, logos, pictures, signs and business advertisements, over the Internet. In February, 2002, we experienced a change in management, began to implement a new business plan and changed our name to Continental Southern Resources, Inc. Beginning in 2002, we have been engaged in the business of acquiring, exploring for, and developing natural gas and oil properties. Since February 26, 2004, we have primarily focused on the acquisition, exploration and development of energy reserves in the North Sea.

Our principal executive offices are located at 1000 Main Street, Suite 3300, Houston, Texas 77002, and our telephone number is (713) 307-8700. Unless the context otherwise requires, references to the “Company”, “Endeavour”, “we”, “us” or “our” mean Endeavour International Corporation or any of our consolidated subsidiaries. If you are not familiar with the oil and gas terms used in this report, please refer to the explanations of such terms under the caption “Commonly Used Oil and Gas Terms” in Item 7 of this report.

We file reports with the Securities and Exchange Commission (the “Commission”). The public may read and copy any materials that we file with the Commission at the Commission’s Public Reference Room at 450 Fifth Street, NW, Washington, DC 20549. We make available free of charge our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act on our internet website at www.endeavourcorp.com, as soon as reasonably practicable after we electronically file or furnish such material with or to the Commission.

During 2004, we significantly transformed the nature and scope of our business. While we have been engaged in oil and gas activities since 2002, our operations had previously been focused in Louisiana, Mississippi and Oklahoma. On February 26, 2004, we completed a series of transactions that provided:

•	a new management team;

•	a new business strategy of exploration, exploitation and acquisition focused on the North Sea;

•	the acquisition of NSNV, Inc. which possessed the seismic data and management team that were central to the Company’s new strategy; and

•	a restructuring which resulted in the sale of all our interests in U.S. oil and gas properties.

The transformed company, renamed Endeavour International Corporation, emerged with a business strategy firmly focused on exploration, production and development in the North Sea. With this transformation, our plan is to take advantage of an industry transition that is occurring in the region similar to what occurred in the Gulf of Mexico in the 1980s. Some major integrated energy companies are in the process of restructuring their portfolios away from what is considered a more mature producing area. The restructuring of portfolios by larger energy companies in the Gulf of Mexico during the 1980s created financial and development opportunities for smaller, niche players with the technical capabilities to profitably exploit the available oil and gas reserves. We believe that a similar transition is now underway in the North Sea. At the same time, initiatives are being undertaken by governing authorities to renew the industry’s interest in the area through the offering of attractive fiscal and licensing terms. Through the application of seismic technology and innovative geologic and engineering concepts, we plan to take advantage of the potential of the North Sea.

Throughout 2004, we made significant strides in our goal to capitalize on opportunities in the North Sea. Simultaneous with the restructuring in February, we completed a private offering of common stock for net proceeds of $46 million. This offering financed the initial transactions in the transformation and provided capital for us to proceed with our business plan for the remainder of 2004. In July 2004, we participated in the 22nd Licensing Round in the United Kingdom, receiving nine production licenses that cover 18 blocks.

In September 2004, we were notified by the Ministry of Petroleum and Energy in Norway of our pre-qualification as a licensee on the Norwegian Continental Shelf. This process evaluates the competency of a company from a financial, technical and organizational perspective to participate in exploration and production activities on the Norwegian Continental Shelf. It also considers the company’s competency concerning issues related to health, safety and the environment. Our qualification makes us one of a limited number of active companies qualified as an operator or a licensee in Norway.

In November 2004, we purchased a 76.66% majority interest in OER oil AS (“OER”), a privately held Norwegian exploration and production company based in Oslo (the “OER Acquisition”). In January 2005, we purchased the remaining 23.34% interest in OER from twenty-four minority interest holders. With this acquisition, we hold working interests in the Brage and Njord fields operated by Norsk Hydro. Our current production from these net interests is approximately 1,900 BOEPD.

In December 2004, we were awarded a 7.5 percent ownership in two additional licenses in Norway as part of the 2004 Awards in Predefined Areas, a concession round held annually by the Norwegian Ministry of Petroleum and Energy in mature parts of the Norwegian Continental Shelf. The awarded areas cover approximately 600 square kilometers or 232 square miles, equivalent to 30 Gulf of Mexico blocks, near our Njord interests. The Company and its partners are currently conducting exploration and exploitation activities in the Njord field that are expected to extend the life of the field beyond 2013.

In January 2005, we entered into an agreement with PGS Exploration (UK) Ltd (“PGS”) to obtain data under PGS’s Holland MegaSurvey, including 3D seismic data, covering approximately 15,000 square kilometers in the Dutch North Sea. The Holland MegaSurvey product will bring together open file, brokered and PGS multi-client data into one format along with a series of regional maps.

In January and February 2005, we issued $81.25 million aggregate principal amount of convertible senior notes due 2012 in a private placement to qualified institutional buyers, pursuant to an exemption from the registration requirements of the Securities Act of 1933, as amended. The purpose of the notes issuance is to fund expenditures to explore for and develop oil and gas properties, working capital and general corporate purposes, which may include future acquisitions of interests in oil and gas properties.

Business Strategy

Our strategy involves taking advantage of the shift of the major integrated energy companies away from the North Sea, the significant contraction of the independent sector, and the opportunities these changes create for new independent companies. We intend to leverage vertical alliances with companies that offer capabilities or technologies that will enhance our future exploratory and developmental efforts.

We have the right to use the 3D Mega Merge dataset, recently compiled by PGS, that covers approximately 79,200 square kilometers of the United Kingdom Continental Shelf and the Norwegian Continental Shelf. PGS overcame major technological challenges to bring together, for the first time, open-file, brokeraged and PGS multi-client 3D seismic data into one format. Also, included in the agreement is access to the North Sea Digital Atlas, a dataset consisting of a multitude of regional maps on key horizons, interpreted from 110,000 kilometers of 2D data tied to over 1,200 wells. In January 2005, we added PGS’s Holland MegaSurvey, including 3D seismic data, covering approximately 15,000 square kilometers in the Dutch North Sea.

We believe the use of the 3D Mega Merge, Holland MegaSurvey and the North Sea Digital Atlas, coupled with over 20 man-years of associated interpretation from PGS, will enable proprietary mapping for purposes of identifying development and exploration opportunities not yet exploited by the energy industry in the North Sea. From our perspective, this data gives us a period of competitive advantage over current operators and other niche independent exploration and production companies entering the North Sea. Our efforts to establish a leadership role in the area are supported by the analysis of key geophysical data using advanced technologies to better understand and manage risk and improve the probability of early, profitable results.

We believe that this combination of the most comprehensive seismic data available to the industry in this region with advanced geologic concepts will result in the discovery and/or exploitation of new energy resources in the North Sea.

United Kingdom Opportunity

The exploration and exploitation potential of the United Kingdom was our initial focus for establishing our business plan. The UK has led the way in regulatory and fiscal reform to encourage more entrants for exploration. Also, approximately two-thirds of our 3D Mega Merge covers the UK. Our success in the 22nd Licensing Round is evidence of our long-term commitment to growth opportunities in the UK sector.

Norway Opportunity

The exploration potential of Norway is also of particular interest to us. Norway is immature from a historical drilling activity and well density perspective. While the UK has offered initiatives and incentives to encourage exploration and production activities, historic regulatory and fiscal policies in Norway have controlled the pace and scope of exploration activities and prevented drilling and development from all but the very largest of fields. The dynamics of world oil and gas supply and demand, global competition, and the increasing need to support the government’s policies have caused the Norwegian government to reconsider its current regulations and fiscal policies. As a result, Norway has begun to take proactive steps to promote more exploration and development and retain its position as a premier supplier of oil and, particularly, natural gas to the UK and Europe. The signing of a framework agreement with the UK to encourage, among other things, the construction of additional natural gas pipeline infrastructure between the two countries exemplifies Norway’s commitment to expanding its energy industry. We intend to position ourselves to capture the opportunities that these new policies may provide.

Netherlands Opportunity

Our business model was recently expanded to include evaluation of exploration and exploitation potential in the Netherlands through the acquisition of the Holland MegaSurvey. We will focus our efforts on new exploration opportunities in two play areas in the southern gas-prone region of the Dutch North Sea and an immature oil play in the northern part of the sector that could extend from our activities in the UK Central Graben area. Dutch regulatory and fiscal terms are comparable to those in the UK and the relatively low level of industry competition makes this sector a reasonable place for us to expand our search for high quality investment opportunities.

Acquisition Strategy

Our acquisition strategy will focus on asset management processes of other companies and corporate opportunities that are identified and prioritized by utilizing our extensive regional datasets. An overriding objective will be to gain a level of production and cash flow that will support a strong exploration effort and provide investment funding for exploitation opportunities we identify in acquired assets.

Through the use of the North Sea Digital Atlas, existing extensive regional and local maps and proprietary interpretation of the 3D Mega Merge and Holland MegaSurvey, we intend to identify specific targets for investment. These will primarily include:

•	existing oil and gas producing properties,

•	the acquisition of oil and gas producing properties,

•	acquiring the rights to explore, evaluate and exploit “fallow blocks” and “fallow discoveries” in the all three sectors (“fallow” refers to blocks on which initial exploratory terms or follow-up appraisal requirements have expired), and

•	the rights to leaseholds available in future licensing rounds in the UK, Norway and the Netherlands.

We intend to develop an asset portfolio balanced between exploration and exploitation, oil and gas, leverage and equity, with the ultimate objective of funding continued growth and building long-term value for our stockholders. Our value creation capabilities will rely heavily on the extensive industry contact base of our executive team and the development of innovative transaction models. The most desirable targets for investment are natural gas projects with long life production profiles and oil-producing assets that provide near-term cash flow, as well as upside from further drilling. Low risk exploration with significant option value in upside potential should provide expanded growth opportunities. We will also focus on acquiring regional “hub” assets with access to infrastructure in areas which hold the most promise for sustainable exploration activity. Corporate acquisitions with quality assets that are undervalued may also be pursued.

Technical Strategy

Our technical strategy is founded on a philosophy that regional petroleum systems analyses improve competitive advantage, reduce exploration risk and optimize value creation. This strategy consists of understanding source rock maturation, hydrocarbon migration pathways, trap and seal integrity, and reservoir distribution to the fullest extent possible. This system has been successfully employed by our new management team in their past experiences to identify and commercialize reserves in basins worldwide.

Technical teams are initially focusing their efforts in the regions of the North Sea that offer large reserve potential, proven play concepts and undeveloped oil and gas resources. A number of opportunities may be available due to asset divestitures, relinquishment of fallow acreage (including unexploited discoveries) and introduction of UK promote licenses. We have assembled a London-based team of experienced technical and commercial professionals for the specific purpose of evaluating and developing opportunities in the region. With the OER Acquisition, we have a regional office in Oslo, Norway, focused on operations and business development. Senior management, experienced technical and commercial professionals and a small administrative staff located at corporate headquarters in Houston provide strategic direction and guidance and oversee administrative, legal and financial support. Information technology support is outsourced and the workstation environment is server- and or/high-end personal computer- based.

Executive Officers

Name	Age	Positions Held

William L. Transier	50
Co-Chief Executive Officer and Director of the Company since February 2004; From 1999 to 2003, Executive Vice President and Chief Financial Officer for Ocean Energy, Inc. prior to its merger with Devon Energy Corporation; From September 1998 to March 1999, Mr. Transier was executive vice president and Chief Financial Officer for Seagull Energy Corporation

John N. Seitz	53
Co-Chief Executive Officer and Director of the Company since February 2004; January 2002 to March 2003, Chief Executive Officer, Chief Operating Officer and President of Anadarko Petroleum Corporation; President and Chief Operating Officer from 1999 to 2003 of Anadarko Petroleum Corporation; Vice President-Exploration from 1997 to 1999 of Anadarko Petroleum Corporation

Michael D. Cochran	63
Executive Vice President Exploration of the Company since February 2004; From 2001 to 2003, Senior Vice President, Strategy and Planning, for Anadarko Petroleum Corporation; From 1997 to 2001, Vice President, World-Wide Exploration for Anadarko Petroleum Corporation

Bruce H. Stover	56
Executive Vice President Operations and Business Development of the Company since February 2004; From 1997 to 2003, Mr. Stover was Senior Vice President, Worldwide Business Development for Anadarko Petroleum Corporation

Name	Age	Positions Held

H. Don Teague	62
Executive Vice President, Administration, General Counsel and Secretary of the Company since March 2004; From 2000 to 2004, an independent consultant; From 1997 to 2000, Executive Vice President and General Counsel of ICG Communications, Inc.

Robert L. Thompson	58
Vice President, Chief Accounting Officer and Corporate Planning of the Company since March 2004; From 2001 to 2003, Vice President and Controller of Ocean Energy, Inc.; From 2000 to 2001, senior consultant on finance and economics at Cambridge Energy Research Associates

Competition

The petroleum and natural gas industry is highly competitive. Numerous independent oil and gas companies, oil and gas syndicates and major oil and gas companies actively seek out and bid for oil and gas properties as well as for the services of third party providers, such as drilling companies, upon which we rely. A substantial number of our competitors have longer operating histories in this region and substantially greater financial and personnel resources than we do. Many of these companies not only explore for, produce and market petroleum and natural gas, but also carry out refining operations and market the resultant products on a worldwide basis. Such larger or vertically integrated competitors may be in a position to outbid us for particular prospect rights. These competitors may also be better able to withstand sustained periods of unsuccessful drilling. Larger competitors may be able to absorb the burden of any changes in laws and regulations more easily than we can, which would adversely affect our competitive position. In addition, most of our competitors have been operating for a much longer time and have demonstrated the ability to operate through industry cycles.

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

Regulation

The exploration, production and sale of oil and gas are extensively regulated by governmental bodies. Applicable legislation is under constant review for amendment or expansion. These efforts frequently result in an increase in the regulatory burden on companies in our industry and consequently an increase in the cost of doing business and decrease in profitability. Numerous governmental departments and agencies are authorized to, and have, issued rules and regulations imposing additional burdens on the oil and gas industry that often are costly to comply with and carry substantial penalties for failure to comply. Production operations are affected by changing tax and other laws relating to the petroleum industry, by constantly changing administrative regulations and possible interruptions or termination by government authorities.

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

Regulatory authorities have established rules and regulations requiring permits for drilling operations, drilling bonds and reports concerning operations. The areas in which we operate have statutes and regulations governing various environmental and conservation matters, including the unitization or pooling of oil and gas properties and the establishment of maximum rates of production from oil and gas wells. Many authorities may also restrict production to the market demand for oil and gas. Such statutes and regulations may limit the rate at which oil and gas could otherwise be produced from our properties.

Environmental

Our operations are also subject to a variety of constantly changing laws and regulations governing the discharge of materials into the environment or otherwise relating to environmental protection. Significant fines and penalties may be imposed for the failure to comply with environmental laws and regulations. Some environmental laws provide for joint and several strict liability for remediation of releases of hazardous substances, rendering a person liable for environmental damage without regard to negligence or fault on the part of such person. In addition, we may be subject to claims alleging personal injury or property damage as a result of alleged exposure to hazardous substances, such as oil and gas related products or for other reasons.

Some environmental protection laws and regulations may expose us to liability arising out of the conduct of operations or conditions caused by others, or for acts which were in compliance with all applicable laws at the time the acts were performed. Changes in the environmental laws and regulations, or claims for damages to persons, property, natural resources or the environment, could result in substantial costs and liabilities to us. These laws and regulations may substantially increase the cost of exploring for, developing, producing or processing oil and gas and may prevent or delay the commencement or continuation of a given project and thus generally could have a material adverse effect upon our capital expenditures, earnings, or competitive position. We believe that we are in substantial compliance with current applicable environmental laws and regulations. Nevertheless, changes in existing environmental laws and regulations or in the interpretations thereof could have a significant impact on us and the oil and gas industry in general.

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

Operational Hazards and Insurance

Our operations are subject to particular hazards incident to the drilling and production of oil and gas, such as blowouts, cratering, explosions, uncontrollable flows of oil, gas or well fluids, fires and pollution and other risks. These hazards can cause personal injury or death, damage or destruction of property and equipment, pollution or environmental damage and suspension of operation.

In the projects that we own a non-operating interest directly or own an equity interest in a limited partnership which owns a non-operating interest, either the operator for the project or we may maintain insurance of various types to cover our operations with policy limits and retention liability customary in the industry. In other cases, we may separately retain insurance coverages. We believe the coverage and types of insurance are currently adequate. The occurrence of a significant adverse event, the risks of which are not fully covered by insurance, could have a material adverse effect on our ownership interests and thereby financial condition and results of operations.

Employees

As of March 7, 2005, we have 40 full-time employees. We believe that we maintain good relationships with our employees, none of whom are covered by a collective bargaining agreement. We also utilize the services of various consultants who provide us, among other things, technical support and accounting services.

Risk Factors

The following material risk factors, among others, may affect our financial condition and results of operations.

We have had operating losses to date and do not expect to be profitable in the foreseeable future.

We have been operating at a loss each year since our inception, and we expect to continue to incur substantial losses for the foreseeable future. Net loss applicable to common stockholders for the years ended December 31, 2004, 2003 and 2002 was $23.8 million, $41.2 million and $4.8 million, respectively. We expect to incur substantial expenditures in connection with our oil and gas exploration activities. Further, we expect to continue to experience negative cash flow for the foreseeable future and cannot predict when, or if, we might become profitable.

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

We cannot assure you that we will discover oil and gas in commercial quantities in our current properties or properties we acquire in the future. Our success depends upon our ability to acquire working and revenue interests in properties upon which gas and oil reserves are ultimately discovered. We expect to ultimately derive the cash flow necessary to fund our operations from the oil and gas produced from our producing properties and/or the sale of our properties, but there is no assurance we will be able to do so.

In the event we are unable to identify additional gas and oil prospects in which we can acquire an interest at an affordable price, we may not be able to sustain our growth rate and ability to spread risk.

One element of our strategy is to continue to grow and spread risk through selected acquisitions of additional ownership interests in gas and oil prospects. If we are unable to execute this aspect of our strategy in a timely manner, we may not be able to manage our risks and our operations may be adversely affected. Some of the consequences could be:

•	we may not be able to identify additional desirable gas and oil prospects and acquire leasehold or other ownership interests in such prospects at a desirable price;

•	any of our completed, currently planned, or future acquisitions of ownership interests in gas and oil prospects may not include prospects that contain proven gas or oil reserves;

•	we may not have the ability to develop prospects which contain proven gas or oil reserves to the point of commercial production;

•	we may not have the financial ability to consummate additional acquisitions of ownership interests in gas and oil prospects or to develop the prospects which we acquire to the point of production; and

•	we may not be able to consummate such additional acquisitions on terms favorable to us.

We may not be able to replace production with new reserves.

In general, the volume of production from oil and gas properties declines as reserves are depleted. The decline rates depend on reservoir characteristics. Our reserves will decline as they are produced unless we acquire properties with proved reserves or conduct successful development and exploration drilling activities. Our future natural gas and oil production is highly dependent upon our level of success in finding or acquiring additional reserves.

Our recent growth is due in large part to acquisitions of producing properties. The successful acquisition of producing properties requires an assessment of a number of factors, some of which are beyond our control. These factors include recoverable reserves, future oil and gas prices, operating costs, and potential environmental and other liabilities, and other factors. Such assessments are inexact and their accuracy is inherently uncertain. In connection with such assessments, we perform a review of the subject properties, which we believe is generally consistent with industry practices. However, such a review will not reveal all existing or potential problems. In addition, the review will not permit a buyer to become sufficiently familiar with the properties to fully assess their deficiencies and capabilities. We cannot assure you that we will be able to acquire properties at acceptable prices because the competition for producing oil and gas properties is intense and many of our competitors have financial and other resources that are substantially greater than those available to us.

Market fluctuations in the prices of oil and gas could adversely affect the price at which we can sell gas or oil discovered on our properties.

Market fluctuations in the prices of oil and gas can adversely affect the price that we can sell gas and oil discovered on our properties. In recent decades, there have been periods of both worldwide over-production and underproduction of hydrocarbons and periods of both increased and relaxed energy conservation efforts. These conditions have resulted in periods of excess supply of, and reduced demand for, crude oil on a worldwide basis and for natural gas on a domestic basis. These periods have historically been followed by periods of short supply of, and increased demand for, crude oil and, to a lesser extent, natural gas. The excess or short supply of natural gas and crude oil has placed pressures on prices and has resulted in dramatic price fluctuations, even during relatively short periods of seasonal market demand. We cannot predict with any degree of certainty future oil and natural gas prices. Changes in oil and natural gas prices significantly affect our revenues, operating results, profitability and the value of our oil and gas reserves. Lower prices may reduce the amount of oil and natural gas that we can produce economically. In an attempt to reduce our price risk, we periodically enter into hedging transactions with respect to a portion of our expected future production. We cannot assure you that such transactions will reduce the risk or minimize the effect of any decline in oil or natural gas prices.

Lower oil and gas prices may cause us to record ceiling test write-downs.

We use the full cost method of accounting for our oil and gas operations. Accordingly, we capitalize the cost to acquire, explore for and develop oil and gas properties. Under full cost accounting rules, the net capitalized costs of oil and gas properties (net of related deferred taxes), including estimated capitalized abandonment costs, may not exceed a “ceiling limit” which is based upon the present value of estimated future net cash flows from proved reserves, discounted at 10% and excluding cash flows related to estimated abandonment costs, plus the lower of cost or fair value of unproved properties. If net capitalized costs of oil and gas properties exceed the ceiling limit, we must charge the amount of the excess to earnings. This is called a “ceiling test write-down.” This charge does not impact cash flow from operating activities, but does reduce net income. The risk that we will be required to write down the carrying value of oil and gas properties increases when oil and natural gas prices are low. In addition, write-downs may occur if we experience substantial downward adjustments to our estimated proved reserves. We cannot assure you that we will not experience ceiling test write-downs in the future.

The oil and gas exploration industry is extremely competitive, which may adversely affect our profitability.

The oil and gas industry is intensely competitive and we compete with other companies that have longer operating histories and greater financial and other resources than we do. Many of these companies not only explore for and produce crude oil and natural gas but also conduct refining operations and market petroleum and other products on a worldwide basis. These competitors can sustain longer periods of reduced prices of gas and oil and may also be in a better position to outbid us to purchase particular interests in oil and gas properties.

Our ability to produce sufficient quantities of oil and gas from our properties may be adversely affected by a number of factors outside of our control. If we are unable to produce oil and gas from our properties in commercial quantities, our operations will be severely affected.

Our business of exploring for and producing oil and gas involves a substantial risk of investment loss. Drilling oil and gas wells involves the risk that the wells may be unproductive or that the wells, although productive, do not produce oil or gas in economic quantities. Other hazards, such as unusual or unexpected geological formations, pressures, fires, blowouts, loss of circulation of drilling fluids, or other conditions may substantially delay or prevent completion of any well. This could result in a total loss of our investment in a particular property. Adverse weather conditions can also hinder drilling operations. A productive well may become uneconomic if water or other deleterious substances are encountered, which impair or prevent the production of oil and gas from the well. In addition, production from any well may be unmarketable if it is impregnated with water or other deleterious substances. As with any petroleum property, we cannot assure you that oil and gas will be produced from the properties in which we have interests, nor can we assure the marketability of oil and gas which may be acquired or discovered. There are numerous factors beyond our control, including the proximity and capacity of oil and gas pipelines and processing equipment, market fluctuations of prices, taxes, royalties, allowable production and environmental protection. We cannot predict how these factors will adversely affect our business.

We operate in foreign countries and are subject to political, economic and other uncertainties.

We currently have operations in the United Kingdom, Norway, the Netherlands and, through our subsidiary PHT Partners, L.P., the Kingdom of Thailand. We may expand international operations to other countries or regions in the future. International operations are subject to political, economic and other uncertainties, including:

•	the risk of war, acts of terrorism, revolution, border disputes, expropriation, renegotiation or modification of existing contracts, import, export and transportation regulations and tariffs;

•	taxation policies, including royalty and tax increases and retroactive tax claims;

•	exchange controls, currency fluctuations and other uncertainties arising out of foreign government sovereignty over our international operations;

•	laws and policies of the U.S. affecting foreign trade, taxation and investment; and

•	the possibility of having to be subject to the exclusive jurisdiction of foreign courts in connection with legal disputes and the possible inability to subject foreign persons to the jurisdiction of courts in the United States.

Foreign countries have occasionally asserted rights to land, including oil and gas properties, through border disputes. If a country claims superior rights to oil and gas leases or concessions granted to us by another country, our interests could be lost or decreased in value. Various regions of the world have a history of political and economic instability. This instability could result in new governments or the adoption of new policies that might assume a substantially more hostile attitude toward foreign investment. In an extreme case, such a change could result in termination of contract rights and expropriation of foreign–owned assets. This could adversely affect our interests.

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

We do not currently operate all of our oil and gas properties. In the projects in which we own a non-operating interest directly or own an equity interest in a limited partnership which in turn owns a non-operating interest, the operator for the prospect may maintain insurance of various types to cover our operations with policy limits and retention liability customary in the industry. The occurrence of a significant adverse event that is not fully covered by insurance could result in the loss of our total investment in a particular prospect which could have a material adverse effect on our financial condition and results of operations.

The cost of decommissioning is uncertain.

As a result of our business strategy, we expect to incur obligations to abandon and decommission certain structures in the North Sea. To date the industry has little experience of removing oil and gas structures in the North Sea. Fewer than 10% of the 400 structures have been removed and these were small steel structures and sub sea installations in the shallower waters of the Southern North Sea. In addition, certain groups have been established to study issues relating to decommissioning and abandonment and how the costs will be borne. Because the experience is limited, it is difficult to predict the costs of any future decommissions for which we might become obligated.

Our failure to comply with environmental regulations could result in significant fines and penalties and our cost of compliance with such regulations could result in large expenses, either of which could adversely affect our operations.

Our operations are subject to a variety of national, state, local, and international laws and regulations governing the discharge of materials into the environment or otherwise relating to environmental protection. Significant fines and penalties may be imposed for the failure to comply with environmental laws and regulations. Some environmental laws provide for joint and several strict liability for remediation of releases of hazardous substances, rendering a person liable for environmental damage without regard to negligence or fault on the part of such person. In addition, we may be subject to claims alleging personal injury or property damage as a result of alleged exposure to hazardous substances such as oil and gas related products.

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

Oil and gas exploration, development and production are subject to various types of regulation by local, state and federal agencies. Regulations and laws affecting the oil and gas industry are comprehensive and under constant review for amendment and expansion. These regulations and laws carry substantial penalties for failure to comply. The regulatory burden on the oil and gas industry increases our cost of doing business and, consequently, adversely affects our profitability.

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

We may in the future issue our previously authorized and unissued securities which will result in the dilution of the ownership interests of our present stockholders. We are currently authorized to issue 150,000,000 shares of common stock and 376,287 shares of preferred stock with such designations, preferences and rights as determined by our board of directors. At March 7, 2005, we have issued 74,035,162 shares of common stock, and outstanding options and warrants to purchase an additional 6,653,500 shares of our common stock. We also have additional shares available for grant under the Company’s recently adopted Incentive Plan, which was approved at our 2004 annual meeting of stockholders. Additional incentive plans for employees may be adopted in the future. Issuance of these shares of common stock may substantially dilute the ownership interests of our existing stockholders. The potential issuance of such additional shares of common stock may create downward pressure on the trading price of our common stock. We may also issue additional shares of our stock in connection with the hiring of personnel, future acquisitions, future private placements of our securities for capital raising purposes, or for other business purposes. This would further dilute the interests of our existing stockholders. In the first quarter of 2005, we issued $81.25 million of convertible senior notes that are convertible into shares of our common stock at an initial conversion rate of 199.2032 shares of common stock per $1,000 principal amount of notes, subject to adjustment. Should the noteholders choose to convert their senior notes into common stock, this would further dilute the interests of our existing stockholders.

We do not intend to pay dividends in the foreseeable future.

We have never declared or paid a dividend on our common stock. We intend to retain earnings, if any, for use in the operation and expansion of our business and therefore do not anticipate declaring or paying any dividends in the foreseeable future.

The trading price of our common stock may be volatile.

The trading price of our shares has from time to time fluctuated significantly and in the future may be subject to similar fluctuations. The trading price may be affected by a number of factors, including the risk factors set forth herein, as well as our operating results, financial condition, announcements or drilling activities, general conditions in the oil and gas exploration and development industry, and other events or factors. In recent years, broad stock market indices, in general, and smaller capitalization companies, in particular, have experienced substantial price fluctuations. In a volatile market, we may experience wide fluctuations in the market price of our common stock. These fluctuations may have an extremely negative effect on the market price of our common stock.

There is a limited market for our common stock.

Our common stock is trading on the American Stock Exchange. Historically, there has not been an active trading market for significant volumes of our common stock. We are not certain that an active trading market for significant volumes of our common stock will develop, or if such a market develops, that it will be sustained.

If we are unable to fulfill commitments under any of our licenses, we will lose our interest in such license which will result in the loss of our entire investment in such license.

Our ability to retain licenses in which we obtain an interest will depend on our ability to fulfill the commitments made with respect to each license. We cannot assure you that we or the other participants in the projects will have the financial ability to fund these potential commitments.

Our operations are extremely dependent on other companies and other service providers over which we have no control.

While we employ exploration and development personnel, we may also rely upon the services of geologists, geophysicists, chemists, engineers and other scientists to assist in the exploration and analysis of our prospects to determine a method in which the prospects may be developed in a cost-effective manner. In addition, we rely upon the owners and operators of oil rigs and drilling equipment to drill and develop our prospects to production. Although we have developed relationships with a number of third party service providers, we cannot assure that we will be able to continue to rely on such persons. If any of these relationships with third party service providers are terminated or are unavailable on terms that are favorable to us, then we will not be able to execute our business plan.

Our debt level governing our debt could negatively impact our financial condition, results of operations and business prospects.

As of December 31, 2004, we had $4 million in outstanding indebtedness. In addition, we completed a private placement of $81.25 million of senior indentures in the first quarter of 2005. Our level of indebtedness could have important consequences on our operations, including:

•	making it more difficult for us to satisfy our obligations under the indentures or other debt and increasing the risk that we may default on our debt obligations;

•	requiring us to dedicate a substantial portion of our cash flow from operating activities to required payments on debt, thereby reducing the availability of cash flow for working capital, capital expenditures and other general business activities;

•	limiting our ability to obtain additional financing in the future for working capital, capital expenditures, acquisitions and other general business activities;

•	limiting our flexibility in planning for, or reacting to, changes in our business and the industry in which we operate;

•	decreasing our ability to successfully withstand a downturn in our business or the economy generally; and

•	placing us at a competitive disadvantage against other less leveraged competitors.

We may be required to repay all or a portion of our debt on an accelerated basis in certain circumstances. If we fail to comply with the covenants and other restrictions in the agreements governing our debt, it could lead to an event of default and the acceleration of our repayment of outstanding debt. Our ability to comply with these covenants and other restrictions may be affected by events beyond our control, including prevailing economic and financial conditions.

We may not have sufficient funds to make such repayments. If we are unable to repay our debt out of cash on hand, we could attempt to refinance such debt, sell assets or repay such debt with the proceeds from an equity offering. We cannot assure you that we will be able to generate sufficient cash flow from operating activities to pay the interest on our debt or that future borrowings, equity financings or proceeds from the sale of assets will be available to pay or refinance such debt. Factors that will affect our ability to raise cash through an offering of our capital stock, a refinancing of our debt or a sale of assets include financial market conditions and our market value and operating performance at the time of such offering or other financing. We cannot assure you that any such offering, refinancing or sale of assets can be successfully completed.

Item 2. Properties

United Kingdom

Endeavour currently anticipates serving as operator of five production licenses we hold located in the Central North Sea. These include licenses covering:

•	Blocks 21/11c and 20/15b (100% equity);

•	Block 21/20c (100% equity);

•	Block 22/24e (60% equity);

•	Block 30/23b (60% equity); and

•	Blocks 31/26b and 39/1b (60% equity).

Other non-operated licenses in which we currently hold interests include licenses covering the following:

Southern Gas Basin:

•	Blocks 42/10 and 42/15 (50% equity);

•	Blocks 43/22, 43/23, 43/27b, 43/28 and 43/29 (25% equity);

•	Blocks 44/21c and 44/25b (25% equity)

Central North Sea:

•	Block 23/16e (47.5% equity); and

•	Block 23/17b (47.5% equity).

These licenses cover more than a half million acres, approximately 2,160 square kilometers, or equivalent to more than 100 Gulf of Mexico blocks. Of the licenses, four licenses covering eight blocks were granted under traditional terms that require the company to fulfill a work program within four years from the date of award. The remaining five licenses covering 10 blocks are under “promote” terms that require the company to pay reduced license fees for a two-year period as exploratory evaluations are conducted. It is anticipated that the above percentages will be reduced in most of these blocks through farm-outs or bringing in partners prior to extensive work being carried out in the blocks.

Norway

As a result of our recent acquisition of OER, we have interests in three fields in the Norwegian sector of the North Sea:

•	a 4.4% working interest in the Brage field (Norsk Hydro is the operator);

•	a 2.5% working interest in the Njord field (Norsk Hydro is the operator); and

•	a 49% working interest in the Agat (non-producing) field (RWE is the operator).

We also have a 7.5% ownership in two licenses awarded as part of the 2004 Awards in Predefined Areas. The awarded areas cover approximately 600 square kilometers or 232 square miles, equivalent to 30 Gulf of Mexico blocks, in area near the Njord field where we hold an interest. The Company and its partners are currently conducting exploration and exploitation activities in the Njord area that are expected to extend the life of the field beyond 2013.

Thailand - Khorat Plateau

We have interests in the Kingdom of Thailand through our ownership interest in PHT Partners, L.P. (“PHT”), a limited partnership. We have a 93.77% limited partnership interest in PHT and a 100% interest in PHT Holding GP, LLC, which is the general partner of PHT and owns a 1% general partnership interest in PHT. Certain other parties hold interests in PHT entitling them to 20% and 15% respectively of the distributions from PHT after return of all capital contributions and expenditures. PHT has a 21.08% interest in APICO, LLC (“APICO”), which in turn has a 35% interest in the Phu Horm licenses in Thailand. During 2003, the Phu Horm 3 well was redrilled and the 45-day test of the well established that the well was capable of production in excess of 30,000 Mcf per day.

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

APICO also has a 100% interest in Onshore Exploration Block Nos. L15/43 and L27/43, covering an area of approximately 7,500 square kilometers.

Planned Exploration and Development Expenditures

We anticipate exploration and development expenditures in 2005 to be approximately $36.6 million. These anticipated expenditures include $14.1 million in the United Kingdom, $8.4 million in Norway, $4 million in Thailand, $1.2 million in the Netherlands, $1.9 million on other exploration expenditures and $7.0 million in capitalized employee costs and interest. We may increase or decrease our planned activities for 2005, depending upon drilling results, potential acquisition candidates, product prices, the availability of capital resources, and other factors affecting the economic viability of such activities.

Reserves

For 2004, our oil and gas reserves were estimated by the independent reserve engineers Gaffney, Cline & Associates Ltd. Our proved oil and gas reserves at December 31, 2004 and 2003 included the following:

	Oil	Gas	Oil Equivalents
	(MBbls)	(MMcf)	(MBOE)
2004:
Norway	1,543	6,725	2,664
Equity Interest in Entities with Oil and Gas Properties (Thailand)	75	25,006	4,243

2003:
United States	—	52	9

Drilling Statistics

A well is considered productive for purposes of the following table if it justifies the installation of permanent equipment for the production of oil or gas. The information should not be considered indicative of future performance, nor should it be assumed that there is necessarily any correlation between the number of productive wells drilled, quantities of reserves found or economic value. The following table shows the results of the oil and gas wells drilled and tested during 2004:

	Productive Wells		Dry Holes		In Progress Wells
	Gross	Net	Gross	Net	Gross	Net

Norway	1	0.03	—	—	2	0.07

Equity Interest in Entities with Oil and Gas Properties (Thailand)	2	0.14	—	—	—	—

We do not own any drilling rigs, and all of our drilling activities are conducted by independent drilling contractors.

Productive Well Summary

At December 31, 2004, our productive wells including the following:

	Oil		Gas
	Gross	Net	Gross	Net

Norway	25	0.95	—	—

Equity Interest in Entities with Oil and Gas Properties (Thailand)	—	—	3	0.21

Undeveloped Acreage

The following table sets forth certain information regarding our developed and undeveloped acreage as of December 31, 2004 in the areas indicated.

	Developed		Undeveloped
	Gross	Net	Gross	Net

United Kingdom	—	—	307,387	180,104
Norway	74,356	2,873	278,446	70,279

Total North Sea	74,356	2,873	585,833	250,383

Equity Interest in Entities with Oil and Gas Properties (Thailand)	—	—	1,969,564	201,290

Item 3. Legal Proceedings

In March 2004, the GHK Company, LLC, GHK/Potato Hills Limited Partnership, and Brian F. Egolf (collectively “Plaintiffs”) commenced an action against Endeavour International Corporation (“Endeavour”), f/k/a Continental Southern Resources, Inc. (“CSOR”), as well as BWP Gas, L.L.C. and HBA Gas, Inc. in state court in Oklahoma City, Oklahoma. In the petition, Plaintiffs allege that in 2003, at a time when CSOR intended to acquire a majority of the membership interests in BWP, that BWP entered into an agreement to assign to Plaintiffs 2.5 million common shares of Endeavour stock upon compliance by Plaintiffs with certain contractual obligations including but not limited to completion and initial commercial production of the Mary #2-34 well, along with the presentation of a development plan and the commencement of the next exploration or development well in the Potato Hills Deep Prospect. Plaintiffs allege in their petition that BWP, HBA and Endeavour are alter egos of each other and jointly and severally liable to Plaintiffs for failing to deliver to Plaintiffs the Endeavour common stock. Plaintiffs seek delivery of the stock as well as a temporary restraining order, a primary and permanent injunction (i) enjoining all dilutions of Plaintiffs’ rights pertaining to Endeavour stock; (ii) enjoining Endeavour from all future stock issuances and transfers of assets not in the ordinary course of business and (iii) prohibiting the alienation or encumbrance of the Endeavour stock that is allegedly in HBA’s possession. On April 6, 2004, the defendants removed the action from the state court to the United States District Court for the Western District of Oklahoma. On October 21, 2004, the United States District Court granted a motion to remand to state court filed by the Plaintiffs and remanded the matter to the District Court of Oklahoma County, Oklahoma. While the outcome can not be predicted at this time, management believes it has good and valid defenses in this litigation and intends to litigate vigorously.

Item 4. Submission of Matters to a Vote of Security Holders

No matters were submitted for a vote of our stockholders during the fourth quarter of 2004.

Part II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Our common stock currently trades on the American Stock Exchange under the symbol “END”. Between February and June 2004, our common stock traded on the OTC Bulletin Board under the symbol “EVOR.” From February 27, 2002 to February 27, 2004, our common stock traded on the OTC Bulletin Board under the symbol “CSOR”. The following table sets forth the range of high and low prices per share of our common stock for each of the calendar quarters identified below as reported by the American Stock Exchange or the OTC Bulletin Board. These quotations represent inter-dealer prices, without retail mark-up, markdown or commission, and may not represent actual transactions.

	2004		2003
	High	Low	High	Low

First Quarter	$5.10	$2.18	$5.25	$3.30
Second Quarter	4.35	3.35	3.47	2.63
Third Quarter	3.50	2.55	2.90	1.95
Fourth Quarter	4.55	3.22	2.29	2.10

Holders

As of March 1, 2005, the number of holders of record of our common stock was 344. We believe that there are a number of additional beneficial owners of our common stock who hold such shares in street name.

Dividends

We have not paid any cash dividends to date, and have no intention of declaring or paying any cash dividends on our common stock in the foreseeable future. Our Series B Preferred Stock is subject to a cumulative 8% dividend. Unless the full amount of the foregoing dividends is paid in full, we cannot declare or pay any dividend on our common stock. The declaration and payment of dividends is subject to the discretion of our Board of Directors and to certain limitations imposed under Nevada corporate laws. The timing, amount and form of dividends, if any, will depend on, among other things, our results of operations, financial condition, cash requirements and other factors deemed relevant by our Board of Directors.

Item 6. Selected Financial Data

The following table sets forth some of our historical consolidated financial data. The following data should be read in conjunction with “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the Consolidated Financial Statements and Notes thereto included elsewhere herein. The selected consolidated financial data provided below are not necessarily indicative of our future results of operations or financial performance.

Selected Financial Data (1)
(Amounts in thousands, except per share data)	Year Ended December 31,
	2004	2003	2002	2001	2000 (2)

Revenues	$3,663	$27	$16	$—	$—
Net Loss	(23,372)	(36,829)	(4,487)	(68)	(49)
Net Loss Per Common Share - Basic and Diluted	(0.37)	(1.18)	(0.24)	(0.06)	(0.11)

Summary Balance Sheet Data:
Total Assets	101,737	12,582	25,019	54	1
Long-term Debt	2,150	—	—	—	—

(1)	Includes the following acquisitions and dispositions:

•	acquisition of NSNV in February 2004;

•	acquisition of OER in November 2004;

•	acquisition of BWP in May 2003;

•	disposition of BWP, Knox Miss and LSP in 2004; and

•	disposition of CSR-Waha in 2003.

(2)	Represents the period from January 13, 2000 (Inception) through December 31, 2000.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

This Management’s Discussion and Analysis of Financial Condition and Results of Operations and other parts of this report contain forward-looking statements that involve risks and uncertainties. All forward-looking statements included in this report are based on information available to the Company on the date hereof, and we assume no obligation to update any such forward-looking statements. Our actual results could differ materially from those anticipated in these forward-looking statements as a result of a number of factors, including those set forth in the section captioned “RISK FACTORS” in Item 1 and elsewhere in this report. The following should be read in conjunction with the audited financial statements and the notes thereto included elsewhere herein.

Overview

As discussed previously, we significantly transformed the nature and scope of our business through various transactions during 2004. These transactions had significant impacts on our results of operations and financial conditions and include the NSNV and OER acquisitions, the Offering, the Restructuring and the sales of LSP and Knox Miss, as discussed below.

The NSNV Acquisition

On February 26, 2004, we acquired NSNV, Inc. (“NSNV”), through a merger with a newly created subsidiary of the Company, resulting in NSNV becoming a wholly-owned subsidiary of the Company (the “NSNV Acquisition”). The NSNV Acquisition was accounted for as a purchase of assets and not a business combination. Therefore, the consideration given was allocated to the fair value of the identifiable assets and liabilities acquired with the excess of $10.8 million expensed. Prior to the NSNV Acquisition, we had one employee and were focused on oil and gas operations in the United States. With the NSNV Acquisition, we gained a new management team, technical and financial staff and a new international focus in the North Sea.

The OER Acquisition

In November 2004, we purchased a 76.66% majority interest in OER oil AS (“OER”), a privately held Norwegian exploration and production company based in Oslo (the “OER Acquisition”). The purchase price of the OER Acquisition was NOK (Norwegian kroner) 172.5 million, approximately $27.6 million, plus $0.8 million in professional expenses for legal and accounting services. The OER Acquisition provided oil and gas sales of $3.7 million for 2004.

The Offering

In an offering of common stock (the “Offering”) that closed on February 26, 2004, we issued 25 million shares of common stock at $2.00 per share in a private placement. The estimated net proceeds of the Offering were $46 million after deduction of offering expenses. A portion of the net proceeds were used in the Restructuring for the purchase of 14.1 million shares of our common stock and 0.1 million shares of our Series B Preferred Stock for $5.3 million and for repayment of the principal amount of debentures in the amount of $1.5 million. The remainder is being used for general corporate purposes, including potential acquisitions.

The Restructuring

Simultaneous with the consummation of the NSNV Acquisition and the Offering, we restructured various financial and stockholder related items (the “Restructuring”). Specifically, we completed the following:

•	repaid $1.5 million principal amount of our outstanding convertible notes and issued 0.4 million shares of our common stock in exchange for the remaining principal balance due under the Trident convertible debenture at a contractual conversion price of $1.60 per share;

•	issued approximately one million shares of our common stock in exchange for the $1.55 million principal balance and accrued interest due under the Marcus convertible debenture at a contractual conversion price of $1.75 per share;

•	issued 2.8 million shares of our common stock upon conversion of all of the outstanding Series C Preferred Stock, and accrued dividends, at a contractual conversion price of $1.70 per share;

•	purchased 14.1 million shares of common stock and 103,500 shares of Series B Preferred Stock for $5.3 million in cash; and

•	purchased all outstanding shares of Series A Preferred Stock and a portion of the Series B Preferred Stock in exchange for certain of our non-core assets, including:

•	100% of our ownership interest in BWP Gas, LLC;

•	864,560 shares of restricted common stock of BPK Resources, Inc.;

•	400,000 shares of common stock of Trimedia Group, Inc.;

•	notes receivable due with a combined principal of $0.8 million; and

•	subscription receivables with a combined principal of $0.4 million.

The Sales of Knox Miss and LSP

After completing the Restructuring, we sold our entire limited partnership interest in Knox Miss. Partners, L.P., a Delaware limited partnership that owns a 50% interest in certain oil and gas leases located in Mississippi, as well as our related interest in Knox Miss., LLC, the 1% sole general partner of Knox Miss. Partners, L.P., for $5.0 million. The $5.0 million was payable $500,000 in cash and by the issuance of a

$4.5 million short-term note that was paid during 2004. During the second quarter of 2004, we sold all of our equity interest in Louisiana Shelf Partners, L.P. (“LSP”) for $250,000 in cash and a $2 million contingent deferred payment that is payable from proceeds from production of drilling activities on the oil and gas leases held by LSP.

Results of Operations

Revenues

Revenues for 2004 consisted primarily of production of 92,982 BOE from assets acquired in the OER Acquisition. Revenues for 2003 and 2002 consisted of production from Oklahoma properties and our interest in CSR-Waha, respectively, both of which have been sold.

Operating and DD&A Expenses

Similar to revenues, operating expenses and DD&A expenses for 2004 are related to assets acquired in the OER Acquisition while 2003 and 2002 operating expenses relate to properties which have been sold.

Unproved property impairment expenses were $25.2 million during 2003 due to the impairment of Oklahoma properties and the unsuccessful drilling results in Louisiana.

Bad Debt Expense

Bad debt expense increased to $1.8 million in 2003 from $0.6 million in 2002. All of the bad debt expense for 2003 and 2002 was related to our investment in Touchstone Resources, Ltd. (“Touchstone”), a Canadian Exchange listed company and the parent company of Touchstone USA, Inc. As of December 31, 2003, we had recorded bad debt reserves for the full balance of our investment in Touchstone. As discussed in Note 8 to the Consolidated Financial Statements herein, in 2004, we received 1.2 million common shares of Touchstone Resources USA, Inc. (a public company trading on the OTC Bulletin Board) in exchange for the promissory notes from Touchstone. As the net book value of these notes was zero, we recorded a non-cash gain on the approximately $1.8 million (included in other income), the market value of the shares received on the date of the exchange.

General and Administrative Expenses

With our acquisitions that occurred in 2004, we have over 35 employees at December 31, 2004 versus a single employee for 2003 and 2002. Components of G&A expenses for these periods are as follows:

(Amounts in thousands)	Year Ended December 31,
	2004	2003	2002

Compensation	$4,544	$168	$119
Non-cash stock-based compensation	7,995	—	—
Fair market value adjustment of stock options – non-cash	1,183	—	—
Consulting, legal and accounting fees	2,893	1,540	802
Occupancy costs	439	19	6
Other expenses	2,057	534	298

Gross G&A expenses	19,111	2,261	1,225

Less: capitalized G&A expenses	(4,403)	—	—

Net G&A expenses	$14,708	$2,261	$1,225

Other (Income) and Expense

Other (income) expense increased to $7.3 million during the year ended December 31, 2004 as compared to $5.0 million for the corresponding period in 2003. The 2004 expense consisted of a $10.8 million expense for consideration given in excess of fair value of identifiable assets acquired in the NSNV Acquisition, interest expense of $0.3 million incurred primarily on outstanding convertible debt and a $0.2 million loss in on the sale of marketable securities as part of the Restructuring, partially offset by $0.4 million net gain in connection with our sales of assets, $1.8 million in income related to the gain on the exchange of shares from Touchstone, $1.4 million gain on the settlement of an oil commodity swap, $0.5 million in interest income and $0.3 million in foreign currency exchange losses. All of the convertible debt was sold or converted to common stock as part of the Restructuring.

Other (income) expense was $5.0 million during the fiscal year ended December 31, 2003 as compared to $2.7 million for the fiscal year ended December 31, 2002. The increase was primarily due to $1.7 million in losses on the sale of marketable securities.

Income Taxes

Our tax expense in 2004 of $0.7 million, including $0.5 million of foreign currency losses attributable to tax liability balances, relates to our Norwegian operations. In 2004, our Norwegian operations had income before taxes of $0.1 million as compared to a net loss before taxes of $22.7 million for the total company. During 2003 and 2002, we did not record any income tax benefits as there was no assurance that we could generate any taxable earnings, and therefore recorded valuation allowances on the full amount of deferred tax assets generated.

Liquidity and Capital Resources

(Amounts in thousands)	December 31, 2004	December 31, 2003

Net working capital	$4,699	$(6,051)

Long-term debt	$2,150	$—

	Year Ended December 31,
(Amounts in thousands)	2004	2003	2002

Net cash provided by (used in):
Operating activities	$6,918	$(3,179)	$(900)
Investing activities	$(35,233)	$(7,475)	$(23,959)
Financing activities	$36,487	$10,381	$25,150

We have historically funded our operations and acquisitions through issuances of debt and equity securities. Some of the significant issuances of debt and equity, as well as the uses of the proceeds, in 2004, 2003 and 2002 are as follows:

•	in November 2004, we purchased OER for $27.6 million in cash;

•	in February 2004, we issued 25 million shares of common stock and 0.7 million warrants at an exercise price of $2.00 per share;

•	in February 2004, we funded the purchase of NSNV through the issuance of 12.5 million shares of common stock;

•	during 2004 and 2003, we issued 1.8 million shares of our common stock to RAM for $2.2 million;

•	between May and July 2003, we issued 477,500 shares of Series C Convertible Preferred Stock for $10.00 per share;

•	in May 2003, we funded the purchases of BWP through the issuance of 3.3 million shares of common stock and 1.7 million warrants at an exercise price of $2.00 per share expiring in three years;

•	in April 2002, we borrowed $1.5 million from Trident through a 12% secured convertible promissory note; and

•	in July 2003, we increased the principal amount of the promissory note to Trident to $2.1 million and extended the maturity date to July 31, 2004.

Subsequent Events

In January 2005, we purchased the remaining 23.34% minority interest, 1,299,772 shares, in OER for consideration of NOK 6.98 and 1.68 shares of our common stock per share of OER. The aggregate consideration paid was approximately US$ 1.4 million in cash and 2,183,617 shares of our common stock.

In January and February 2005, we issued $81.25 million aggregate principal amount of convertible senior notes due 2012 in a private placement to qualified institutional buyers, pursuant to an exemption from the registration requirements of the Securities Act of 1933, as amended. The notes bear interest at a rate of 6.00% per annum and are convertible into shares of our common stock at an initial conversion rate of 199.2032 shares of common stock per $1,000 principal amount of notes, subject to adjustment, which is equal to an initial conversion price of approximately $5.02 per share.

The purpose of the notes issuance is to fund expenditures to explore for and develop oil and gas properties, working capital and general corporate purposes, which may include future acquisitions of interests in oil and gas properties.

In January 2005, we entered into an oil commodity swap where we pay market Brent and receive a fixed price that ranges from $46.20 per barrel in the initial month to $40.00 per barrel at the end of the contract. The contract covers 600 barrels per day from February 2005 through December 2006. The contract requires us to provide $2 million in collateral, subject to possible adjustment.

Outlook

Anticipated Capital Expenditures

We anticipate exploration and development expenditures in 2005 to be $36.6 million. These expenditures include $14.1 million in the United Kingdom, $8.4 million in Norway, $4 million in Thailand, $1.2 million in the Netherlands, $1.9 million on other exploration expenditures and $7.0 million in capitalized employee costs and interest. We may increase or decrease our planned activities for 2005, depending upon drilling results, potential acquisition candidates, product prices, the availability of capital resources, and other factors affecting the economic viability of such activities.

Liquidity and Financial Resources

The $81.25 million of convertible senior notes issued in 2005 bear interest at 6% and are due in 2012. Combined with the existing debt from our newly acquired Norwegian subsidiary, we expect to incur approximately $5 million in interest expense during 2005. In addition, the debt from our newly acquired Norwegian subsidiary, with approximately $4 million outstanding at December 31, 2004, is payable in equal installments in July 2005 and January 2006.

Critical Accounting Policies and Estimates

The accompanying financial statements have been prepared on the accrual basis of accounting in accordance with accounting principles generally accepted in the United States of America (“US GAAP”) and have been presented on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. These accounting principles require management to use estimates, judgments and assumptions that affect the reported amounts of assets and liabilities as of the date of the financial statements, and revenues and expenses during the reporting period. Management reviews its estimates, including those related to the determination of proved reserves, estimates of future dismantlement costs, income taxes and litigation. Actual results could differ from those estimates.

Management believes that it is reasonably possible the following material estimates affecting the financial statements could significantly change in the coming year: (1) estimates of proved oil and gas reserves, (2) estimates as to the expected future cash flow from proved oil and gas properties, and (3) estimates of future dismantlement and restoration costs. In addition, alternatives may exist among various accounting methods. In such cases, the choice of accounting method may also have a significant impact on reported amounts. Our critical accounting policies are as follows:

Full Cost Accounting

Under the full cost method, all acquisition, exploration and development costs, including certain directly related employee costs and a portion of interest expense, incurred for the purpose of finding oil and gas are capitalized. These capitalized costs are accumulated in pools on a country–by–country basis. Capitalized costs include the cost of drilling and equipping productive wells, including the estimated costs of dismantling and abandoning these assets, dry hole costs, lease acquisition costs, seismic and other geological and geophysical costs, delay rentals and costs related to such activities. Employee costs associated with production and other operating activities and general corporate activities are expensed in the period incurred.

Where proved reserves are established, capitalized costs are limited on a country–by–country basis (the ceiling test). The ceiling test is calculated as the sum of the present value of future net cash flows related to estimated production of proved reserves, using end–of–the–current–period prices, discounted at 10%, plus the lower of cost or estimated fair value of unproved properties, all net of expected income tax effects. Under the ceiling test, if the capitalized cost of the full cost pool exceeds the ceiling limitation, the excess is charged as an impairment expense.

In countries where the existence of proved reserves has not yet been determined, leasehold costs, seismic costs and other costs incurred during the exploration phase remain capitalized in unproved property cost centers until proved reserves have been established or until exploration activities cease. If exploration activities result in the establishment of a proved reserve base, amounts in the unproved property cost center are reclassified as proved properties and become subject to depreciation, depletion and amortization and the application of the ceiling test. If exploration efforts in a country are unsuccessful in establishing proved reserves, it may be determined that the value of exploratory costs incurred there have been permanently diminished in part or in whole. Therefore, based on the impairment evaluation and future exploration plans, the unproved property cost centers related to the area of interest could be impaired, and accumulated costs charged against earnings.

Capitalized Interest

We capitalize interest on expenditures for significant exploration and development projects while activities are in progress to bring the assets to their intended use. Capitalized interest is calculated by multiplying our weighted-average interest rate on debt by the amount of qualifying costs and is limited to gross interest expense. As costs are transferred to the full cost pool, the associated capitalized interest is also transferred to the full cost pool.

Dismantlement, Restoration and Environmental Costs

Effective January 1, 2003, we recognize liabilities for asset retirement obligations associated with tangible long-lived assets, such as producing well sites, offshore production platforms, and natural gas processing plants, with a corresponding increase in the related long-lived asset. The asset retirement cost is depreciated along with the property and equipment in the full cost pool. The asset retirement obligation is recorded at fair value and accretion expense, recognized over the life of the property, increases the liability to its expected settlement value. If the fair value of the estimated asset retirement obligation changes, an adjustment is recorded for both the asset retirement obligation and the asset retirement cost.

Revenue Recognition

We use the entitlements method to account for sales of gas production. We may receive more or less than our entitled share of production. Under the entitlements method, if we receive more than our entitled share of production, the imbalance is treated as a liability at the market price at the time the imbalance occurred. If we receive less than our entitled share, the imbalance is recorded as an asset at the lower of the current market price or the market price at the time the imbalance occurred. Oil revenues are recognized when production is sold to a purchaser at a fixed or determinable price, when delivery has occurred and title has transferred, and if collectibility of the revenue is probable.

Derivative Instruments and Hedging Activities

From time to time, we may utilize derivative financial instruments to hedge cash flows from operations or to hedge the fair value of financial instruments. We may use derivative financial instruments with respect to a portion of our oil and gas production to achieve a more predictable cash flow by reducing our exposure to price fluctuations. These transactions are likely to be swaps, collars or options and to be entered into with major financial institutions or commodities trading institutions. Derivative financial instruments are intended to reduce our exposure to declines in the market prices of crude oil and natural gas that we produce and sell, and to manage cash flows in support of our annual capital expenditure budget.

Derivative instruments (including certain derivative instruments embedded in other contracts) are recorded at fair market value and included in the balance sheets as assets or liabilities. The accounting for changes in the fair value of a derivative instrument depends on the intended use of the derivative and the resulting designation, which is established at its inception. We document, at the inception of a hedge, the hedging relationship, the risk management objective and the strategy for undertaking the hedge. The documentation includes the identification of the hedging instrument, the hedged item or transaction, the nature of the risk being hedged, and the method that will be used to assess effectiveness of derivative instruments that receive hedge accounting treatment.

Derivative instruments designated as cash flow hedges are reflected at fair value in our Consolidated Balance Sheets. Changes in fair value, to the extent the hedge is effective, are recognized in other comprehensive income until the forecasted transaction occurs. Hedge effectiveness is assessed at least quarterly based on total changes in the derivative’s fair value. Any ineffective portion of the derivative instrument’s change in fair value is recognized immediately in other (income) expense.

Income Taxes

We use the liability method of accounting for income taxes under which deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities, and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates in effect for the year in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized as part of the provision for income taxes in the period that includes the enactment date. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion of, or all of, the deferred tax assets will not be realized.

Stock-Based Compensation Arrangements

We account for stock–based compensation plans for employees and directors using the intrinsic value method. Under this method, we record no compensation expense for stock options granted when the exercise price of options granted is equal to or greater than the fair market value of our common stock on the date of grant. We apply the fair value method in accounting for stock-based grants to non-employees using the Black-Scholes Method.

Recent Accounting Pronouncements

In December 2004, the Financial Accounting Standards Board issued a revised Statement of Financial Accounting Standard No. 123 (revised 2004), Share-Based Payment (“SFAS 123R”), which replaces

SFAS 123 and supersedes APB Opinion No. 25. SFAS 123R requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair values. The pro forma disclosures previously permitted under SFAS 123 will no longer be an alternative to financial statement recognition. SFAS 123R is effective for periods beginning after June 15, 2005. The guidance also provides for classifying awards as either liabilities or equity, which impacts when and if the awards must be remeasured to fair value subsequent to the grant date. We plan to adopt SFAS 123R on July 1, 2005.

At the time of adoption, companies can select from three transition methods, two of which would allow for restatement of certain prior periods. Management anticipates selecting the transition method in which prior period financial statements would not be restated. The adoption of SFAS No. 123R is not expected to have a significant effect on our financial condition and will not affect our consolidated cash flows. The future impact on our consolidated results of operations of the adoption of SFAS 123R cannot be predicted as certain of our deferred compensation plans are treated as liabilities and are currently accounted for using the variable method of accounting. However, had we adopted SFAS 123R in prior periods, the impact of that standard would have approximated the impact of SFAS 123 as described in the disclosure of pro forma net loss and loss per share included in Note 2 to our consolidated financial statements herein.

Disclosures about Contractual Obligations and Commercial Commitments

The following table sets forth the Company’s obligations and commitments to make future payments under its lease agreements and other long-term obligations as of December 31, 2004:

(Amounts in thousands)	Payments due by Period
					After 5
Contractual Obligations	Total	1 Year	2-3 Years	4-5 Years	Years

Long-term debt	$4,276	$2,138	$2,138	$—	$—
Operating leases for office leases and equipment	1,207	613	342	252	—
Capital leases for computer equipment	130	118	12	—	—
Purchase commitment — PGS	4,500	2,500	2,000	—	—

Total Contractual Cash Obligations	$10,113	$5,369	$4,492	$252	$—

Commonly Used Oil and Gas Terms

Below are explanations of some commonly used terms in the oil and gas business.

Basis risk – The risk associated with the sales point price for oil or gas production varying from the reference (or settlement) price for a particular hedging transaction.

Bbl – One stock tank barrel, or 42 U.S. gallons liquid volume, of crude oil or other liquid hydrocarbons.

BOE – Barrel of oil equivalent, determined using the ratio of one Bbl of crude oil or condensate to six Mcf of natural gas.

BOPD – Barrels of oil per day.

BOEPD – Barrels of oil equivalent per day.

Completion — The installation of permanent equipment for the production of oil or natural gas, or in the case of a dry hole, the reporting of abandonment to the appropriate agency.

Developed acreage — The number of acres that are allocated or assignable to producing wells or wells capable of production.

Development well – A well drilled within the proved area of an oil or natural gas field to the depth of a stratigraphic horizon known to be productive, including a well drilled to find and produce probable reserves.

Dry hole or well – A well found to be incapable of producing hydrocarbons in sufficient quantities such that proceeds from the sale of such production exceed production expenses and taxes.

Exploration or exploratory well – A well drilled to find and produce oil or natural gas reserves that is not a development well.

Farm-in or farm-out – An agreement whereunder the owner of a working interest in an oil and gas lease assigns the working interest or a portion thereof to another party who desires to drill on the leased acreage. Generally, the assignee is required to drill one or more wells in order to earn its interest in the acreage. The assignor usually retains a royalty or reversionary interest in the lease. The interest received by an assignee is a “farm-in,” while the interest transferred by the assignor is a “farm-out.”

FPSO – A floating production, storage and off-loading vessel, commonly used overseas to produce oil locations where pipeline infrastructure may not exist.

Field – An area consisting of a single reservoir or multiple reservoirs all grouped on or related to the same individual geological structural feature or stratigraphic condition.

Gas lift – The process of injecting natural gas into the wellbore to facilitate the flow of produced fluids from the reservoir to the production train.

Gross acres or gross wells – The total acres or wells in which we own a working interest.

In progress wells – Wells where drilling activity is ongoing, wells awaiting installation of permanent equipment and wells awaiting the drilling of additional delineation wells.

MBbls – One thousand barrels of crude oil or other liquid hydrocarbons.

MBOE – One thousand barrels of oil equivalent, determined using the ratio of one Bbl of crude oil or condensate to six Mcf of natural gas.

Mcf – One thousand cubic feet of natural gas.

MMcf – One million cubic feet of natural gas.

Net acres or net wells – The sum of the fractional working interests we own in gross acres or gross wells, as the case may be.

Productive well – A well that is found to be capable of producing hydrocarbons in sufficient quantities such that proceeds from the sale of such production exceed production expenses and taxes.

Prospect – A specific geographic area which, based on supporting geological, geophysical or other data and also preliminary economic analysis using reasonably anticipated prices and costs, is deemed to have potential for the discovery of commercial hydrocarbons.

Proved developed producing reserves – Proved developed reserves that are expected to be recovered from completion intervals currently open in existing wells and capable of production to market.

Proved developed reserves – Proved reserves that can be expected to be recovered from existing wells with existing equipment and operating methods.

Proved developed nonproducing reserves – Proved developed reserves expected to be recovered from zones behind casing in existing wells.

Proved reserves – The estimated quantities of crude oil or natural gas that geological and engineering data demonstrate with reasonable certainty to be recoverable in future years from known reservoirs under existing economic and operating conditions.

Proved undeveloped reserves – Proved reserves that are expected to be recovered from new wells on undrilled acreage or from existing wells where a relatively major expenditure is required for recompletion.

Reservoir – A porous and permeable underground formation containing a natural accumulation of producible oil and/or gas that is confined by impermeable rock or water barriers and is individual and separate from other reservoirs.

Undeveloped acreage – Lease acreage on which wells have not been drilled or completed to a point that would permit the production of commercial quantities of oil and natural gas regardless of whether such acreage contains proved reserves.

Working interest – The operating interest that gives the owner the right to drill, produce and conduct operating activities on the property and a share of production.

Workover – Operations on a producing well to restore or increase production.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

Foreign Exchange Risk

The international scope of our business operations exposes us to the risk of fluctuations in foreign currency markets. As a result, we are subject to foreign currency exchange rate risk due to effects that foreign exchange rate movements of those currencies have on our costs and on the cash flows that we receive from foreign operations. We operate a centralized currency management operation to take advantage of potential opportunities to naturally offset exposures against each other. To date, we have addressed our foreign currency exchange rate risks principally by maintaining our liquid assets in interest-bearing accounts in U.S. dollars, until payments in foreign currency are required, but we have not reduced this risk by hedging to date.

Commodity Price Risk

We produce and sell crude oil and natural gas. Realized pricing is primarily driven by the prevailing worldwide price for crude oil and spot market prices applicable which has been volatile and unpredictable for several years. As a result, our financial results can be significantly impacted as these commodity prices fluctuate widely in response to changing market forces. We may engage in oil and gas hedging activities to realize commodity prices which we consider favorable.

Interest Rate Risk

We are exposed to changes in interest rates. Changes in interest rates affect the interest earned on cash and cash equivalents and the interest rate paid on borrowings under debt from our newly acquired Norwegian subsidiary. This debt, with approximately $4 million outstanding at December 31, 2004, bears interest at the 6-month Norwegian Inter-Bank Offering Rate (NIBOR) plus 1.4%, currently 3.43%, and is payable in equal installments in July 2005 and January 2006. We do not currently use interest rate derivative financial instruments to manage exposure to interest rate changes, but may do so in the future.

Item 8. Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders
Endeavour International Corporation:

We have audited the accompanying consolidated balance sheet of Endeavour International Corporation and subsidiaries as of December 31, 2004, and the related consolidated statements of operations, stockholders’ equity and cash flows for the year ended December 31, 2004. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Endeavour International Corporation and subsidiaries as of December 31, 2004, and the results of their operations and their cash flows for the year ended December 31, 2004, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of Endeavour International Corporation’s internal control over financial reporting as of December 31, 2004, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) and our report dated March 7, 2005 expressed an unqualified opinion on management’s assessment of, and the effective operation of, internal control over financial reporting.

KPMG LLP

Houston, Texas
March 7, 2005

Report of Independent Registered Public Accounting Firm

Board of Directors and Stockholders
Endeavour International Corporation
Houston, Texas

We have audited the accompanying consolidated balance sheet of Endeavour International Corporation (formerly, Continental Southern Resources, Inc.) as of December 31, 2003, and the related consolidated statements of operations, stockholders’ equity, and cash flows for the years ended December 31, 2003 and 2002. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statements presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Endeavour International Corporation as of December 31, 2003, and the results of operations, changes in stockholders’ equity and its cash flows for the years ended December 31, 2003 and 2002 in conformity with accounting principles generally accepted in the United States of America.

In 2004 and as described in Note 2 of the financial statements, the Company changed its method of accounting for oil and gas operations from the successful efforts method originally used to the full cost method. In accordance with the guidance of Accounting Principles Board Opinion 20 Reporting a Change in Accounting Principle this change was retroactively applied to all periods presented in these financial statements.

L J SOLDINGER ASSOCIATES LLC

Deer Park, Illinois
March 16, 2004 (Except for Note 2,
as to which the date is June 15, 2004)

Endeavour International Corporation
Consolidated Balance Sheets
(Amounts in thousands, except share data)

	December 31,
	2004	2003

Assets
Current Assets:
Cash and cash equivalents	$8,975	$57
Accounts receivable	4,286	87
Notes receivable - related party	—	838
Interest receivable – related party	—	158
Marketable securities	—	512
Marketable securities – related party	—	207
Prepaid expenses and other current assets	3,814	1,461

Total Current Assets	17,075	3,320

Equity Interests in Entities with Oil and Gas Properties	3,688	2,839

Property and Equipment, Net (Notes 2 and 7)	50,228	6,423

Goodwill	20,119	—
Other Assets	10,627	—

Total Assets	$101,737	$12,582

The accompanying notes are an integral part of these consolidated financial statements.

Endeavour International Corporation
Consolidated Balance Sheets
(Amounts in thousands, except share data)

	December 31,
	2004	2003

Liabilities and Stockholders’ Equity
Current Liabilities:
Accounts payable	$2,909	$2,529
Current portion of long-term debt	2,138	3,243
Deferred equity option	—	870
Accrued expenses and other	7,329	2,729

Total Current Liabilities	12,376	9,371

Long-Term Debt	2,150	—
Deferred Taxes	18,012	—
Other Liabilities	8,979	—

Total Liabilities	41,517	9,371

Minority Interest	3,248	30

Commitments and Contingencies

Stockholders’ Equity:
Preferred stock (Liquidation preference: $2,300)	—	5
Common stock; shares issued and outstanding – 69,995,165 shares at 2004 and 37,144,668 at 2003	70	37
Additional paid-in capital	133,919	50,175
Less stock subscription receivables	—	(250)
Less stock subscription receivable – related party	—	(175)
Accumulated other comprehensive loss	(528)	(489)
Deferred compensation	(6,570)	—
Accumulated deficit	(69,919)	(46,122)

Total Stockholders’ Equity	56,972	3,181

Total Liabilities and Stockholders’ Equity	$101,737	$12,582

The accompanying notes are an integral part of these consolidated financial statements.

Endeavour International Corporation
Consolidated Statements of Operations
(Amounts in thousands, except per share data)

	For the Year Ended December 31,
	2004	2003	2002

Revenues	$3,663	$27	$16

Expenses:
Operating expenses	2,066	6	17
Depreciation, depletion and amortization	2,180	1,497	—
Impairment of oil and gas properties	—	25,168	—
Bad debt expense – related party	—	1,800	551
Equity loss from entities with oil and gas properties	201	1,217	28
General and administrative	14,708	2,132	1,135
General and administrative – related party	—	129	90

Total expenses	19,155	31,949	1,821

Loss From Operations	(15,492)	(31,922)	(1,805)

Other (Income) Expense:
Consideration given in excess of fair market value of assets acquired	10,779	—	—
Interest expense	295	3,570	3,312
Interest income	(536)	(240)	(460)
Loss on marketable securities – related party	207	1,659	—
Gain on collection of promissory notes	(1,848)	—	(165)
Other	(1,565)	—	(1)

Total Other Expense	7,332	4,989	2,686

Loss Before Minority Interest	(22,824)	(36,911)	(4,491)
Minority Interest	122	82	4

Loss Before Income Taxes	(22,702)	(36,829)	(4,487)
Income Tax Expense	670	—	—

Net Loss	(23,372)	(36,829)	(4,487)
Preferred Stock Dividends	(425)	(4,406)	(284)

Net Loss to Common Stockholders	$(23,797)	$(41,235)	$(4,771)

Net Loss Per Common Share — Basic and Diluted	$(0.37)	$(1.18)	$(0.24)

Weighted Average Number of Common Shares Outstanding — Basic and Diluted	64,400	35,076	20,174

The accompanying notes are an integral part of these consolidated financial statements.

Endeavour International Corporation
Consolidated Statements of Cash Flows
(Amounts in thousands)

	For the Year Ended December 31,
	2004	2003	2002

Cash Flows from Operating Activities:
Net loss	$(23,372)	$(36,829)	$(4,487)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation, depletion and amortization	2,180	1,497	10
Impairment of oil and gas properties	—	25,168	—
Consideration given in excess of fair value of identifiable assets acquired	10,779	—	—
Deferred tax expense	199	—	—
Amortization of deferred compensation	6,830	539	—
Gain on collection of promissory notes	(1,848)	—	—
Fair market value adjustment of stock options	1,183	—	—
Gain on sale of assets	(355)	—	—
Bad debt expense – related party	—	1,800	551
Amortization of discount on marketable securities	—	—	(343)
Amortization of discount on note payable	195	2,857	2,152
Amortization of loan costs	—	263	75
Equity loss from entities with oil and gas properties	201	1,217	28
Realized loss on marketable securities	207	1,659	—
Realized gain on share exchange	—	—	(165)
Shares and options issued for services rendered	160	258	—
Other	(108)	(31)	288
Changes in assets and liabilities:
(Increase) Decrease in receivables	1,859	(129)	(107)
(Increase) Decrease in prepaid expenses and other	3,847	(1,271)	(155)
Increase (Decrease) in current liabilities	4,961	(177)	1,253

Net Cash Provided by (Used in) Operating Activities	6,918	(3,179)	(900)

Cash Flows From Investing Activities:
Capital expenditures	(7,064)	(3,835)	(17,618)
Investment in entities with oil and gas properties	(2,081)	(2,828)	(1,401)
Acquisitions, net of cash acquired	(26,817)	—	—
Acquisition of entities with oil and gas properties, net of cash acquired	—	(2,350)	—
Acquisition of notes receivable	—	(10)	(1,428)
Acquisition of notes receivable – related party	—	(176)	—
Repayment of notes receivable	—	152	792
Repayment of notes receivable – related party	—	1,316	—
Purchase of marketable securities	—	(5)	(4,304)
Proceeds from sale of assets	740	261	—
Other investing activities	(11)	—	—

Net Cash Used in Investing Activities	$(35,233)	$(7,475)	$(23,959)

The accompanying notes are an integral part of these consolidated financial statements.

Endeavour International Corporation
Consolidated Statements of Cash Flows
(Amounts in thousands)

	For the Year Ended December 31,
	2004	2003	2002

Cash Flows From Financing Activities:
Repayment of borrowings	$(6,156)	$(1,200)	$—
Repayment of borrowings – related party	—	(1,399)	—
Proceeds from borrowings	—	1,764	15,436
Proceeds from borrowings – related party	—	1,254	—
Proceeds from deferred equity option	—	870	—
Financing costs paid	—	—	(245)
Receipts of subscription receivable	—	1,430	—
Receipts of subscription receivable – related party	—	1,924	—
Purchase and retirement of common stock and Series B preferred stock	(5,031)	—	—
Proceeds from warrant exercises	1,250	—	—
Proceeds from common and preferred stock issued and issuable, net of issuance costs	46,539	5,738	9,959
Other financing activities	(115)	—	—

Net Cash Provided by Financing Activities	36,487	10,381	25,150

Net Increase (Decrease) in Cash and Cash Equivalents	8,171	(273)	291
Effect of foreign currency changes on cash	747	—	—
Cash and Cash Equivalents, Beginning of Period	57	330	39

Cash and Cash Equivalents, End of Period	$8,975	$57	$330

The accompanying notes are an integral part of these consolidated financial statements.

Endeavour International Corporation
Consolidated Statements of Stockholders’ Equity

(Amounts in thousands)

					Additional	Stock
	Preferred	Preferred	Preferred	Common	Paid-In	Subscription
	Stock - A	Stock - B	Stock - C	Stock	Capital	Receivable

Balance at December 31, 2001	$—	$—	$—	$2	$150	$—
Issuance of common stock	—	—	—	10	4,427	—
Issuance of warrants	—	—	—	—	2,312	—
Conversion of warrants	—	—	—	12	(12)	—
Conversion of notes payable	4	—	—	9	22,137	—
Stock subscription receivable	—	—	—	—	—	(2,480)
Stock subscription receivable – related party	—	—	—	—	—	(1,156)
Additional financing costs to be amortized on convertible debt	—	—	—	—	1,947	—
Preferred stock dividend	—	—	—	—	—	—
Comprehensive Loss:
Net Loss	—	—	—	—	—	—
Other comprehensive income (net of tax):
Unrealized gain (loss) on available-for- sale securities	—	—	—	—	—	—

Balance, December 31, 2002	4	—	—	33	30,961	(3,636)
Payment of subscription receivable	—	—	—	—	—	1,781
Payment of subscription receivable – related party	—	—	—	—	—	1,430
Issuance of common stock	—	—	—	4	8,434	—
Issuance of warrants and options	—	—	—	—	3,198	—
Issuance of Series C preferred stock	—	—	1	—	7,231	—
Additional financing expense on convertible notes	—	—	—	—	351	—
Preferred stock dividend	—	—	—	—	—	—
Comprehensive Loss:
Net Loss	—	—	—	—	—	—
Other comprehensive income (net of tax):
Unrealized gain (loss) on available-for- sale securities	—	—	—	—	—	—

Balance, December 31, 2003	$4	$—	$1	$37	$50,175	(425)

The accompanying notes are an integral part of these consolidated financial statements.

Endeavour International Corporation
Consolidated Statements of Stockholders’ Equity

(Amounts in thousands)

					Additional	Stock
	Preferred	Preferred	Preferred	Common	Paid-In	Subscription
	Stock - A	Stock - B	Stock - C	Stock	Capital	Receivable

Balance, December 31, 2003	$4	$—	$1	$37	$50,175	$(425)
Exchange of non-core assets in the Restructuring	(4)	—	—	—	(2,352)	425
Conversion of preferred stock in the Restructuring	—	—	(1)	3	211	—
Conversion of notes in the Restructuring	—	—	—	1	1,958	—
Issuance of common stock and warrants in the Offering, net of expenses	—	—	—	25	46,064	—
Issuance of common stock and warrants for acquisition of NSNV, net of expenses	—	—	—	13	25,687	—
Issuance of common stock and stock options as deferred compensation	—	—	—	3	13,397	—
Other issuances of common stock	—	—	—	1	1,352
Repurchase and retirement of common and preferred stock	—	—	—	(14)	(5,005)	—
Amortization of deferred compensation	—	—	—	—	—	—
Conversion of warrants	—	—	—	1	1,249	—
Preferred stock dividend	—	—	—	—	—	—
Fair market value adjustment of stock options	—	—	—	—	1,183	—
Comprehensive Loss:
Net Loss	—	—	—	—	—	—
Other comprehensive income (net of tax):
Unrealized gain (loss) on available-for- sale securities	—	—	—	—	—	—

Balance, December 31, 2004	$—	$—	$—	$70	$133,919	$—

The accompanying notes are an integral part of these consolidated financial statements.

Endeavour International Corporation
Consolidated Statements of Stockholders’ Equity

(Amounts in thousands)

		Accumulated
		Other		Total	Total
	Deferred	Comprehensive	Accumulated	Stockholders’	Comprehensive
	Compensation	Loss	Deficit	Equity	Loss

Balance at December 31, 2001	$—	$—	$(116)	$36
Issuance of common stock	—	—	—	4,437
Issuance of warrants	—	—	—	2,312
Conversion of warrants	—	—	—	—
Conversion of notes payable	—	—	—	22,150
Stock subscription receivable	—	—	—	(2,480)
Stock subscription receivable – related party	—	—	—	(1,156)
Additional financing costs to be amortized on convertible debt	—	—	—	1,947
Preferred stock dividend	—	—	(284)	(284)
Comprehensive Loss:
Net Loss	—	—	(4,487)	(4,487)	$(4,487)
Other comprehensive income (net of tax):
Unrealized gain (loss) on available-for- sale securities	—	(1,000)	—	(1,000)	(1,000)

Balance, December 31, 2002	—	(1,000)	(4,887)	21,475	$(5,487)

Payment of subscription receivable	—	—	—	1,781
Payment of subscription receivable – related party	—	—	—	1,430
Issuance of common stock	—	—	—	8,438
Issuance of warrants and options	—	—	—	3,198
Issuance of Series C preferred stock	—	—	—	7,232
Additional financing expense on convertible notes	—	—	—	351
Preferred stock dividend	—	—	(4,406)	(4,406)
Comprehensive Loss:
Net Loss	—	—	(36,829)	(36,829)	$(36,829)
Other comprehensive income (net of tax):
Unrealized gain (loss) on available-for- sale securities	—	511	—	511	511

Balance, December 31, 2003	$—	$(489)	$(46,122)	$3,181	$(36,318)

The accompanying notes are an integral part of these consolidated financial statements.

Endeavour International Corporation
Consolidated Statements of Stockholders’ Equity
(Amounts in thousand)

		Accumulated
		Other		Total	Total
	Deferred	Comprehensive	Accumulated	Stockholders’	Comprehensive
	Compensation	Loss	Deficit	Equity	Loss

Balance, December 31, 2003	$—	$(489)	$(46,122)	$3,181
Exchange of non-core assets in the Restructuring	—	207	—	(1,724)
Conversion of preferred stock in the Restructuring	—	—	—	213
Conversion of notes in the Restructuring	—	—	—	1,959
Issuance of common stock and warrants in the Offering, net of expenses	—	—	—	46,089
Issuance of common stock and warrants for acquisition of NSNV, net of expenses	—	—	—	25,700
Issuance of common stock and stock options as deferred compensation	(13,400)	—	—	—
Other issuances of common stock	—	—	—	1,353
Repurchase and retirement of common and preferred stock	—	—	—	(5,019)
Amortization of deferred compensation	6,830	—	—	6,830
Conversion of warrants	—	—	—	1,250
Preferred stock dividend	—	—	(425)	(425)
Fair market value adjustment of stock options	—	—	—	1,183
Comprehensive Loss:
Net Loss	—	—	(23,372)	(23,372)	$(23,372)
Other comprehensive income (net of tax):
Unrealized gain (loss) on available-for- sale securities	—	(246)	—	(246)	(246)

Balance, December 31, 2004	$(6,570)	$(528)	$(69,919)	$56,972	$(23,618)

The accompanying notes are an integral part of these consolidated financial statements.

Endeavour International Corporation
Notes to Consolidated Financial Statements

Note 1 - Description of Business

Endeavour International Corporation, formerly Continental Southern Resources, Inc. and Expression Graphics, Inc., was incorporated under the laws of the state of Nevada on January 13, 2000. The Company was in the development stage through September 30, 2004. The year 2004 is the first year during which it is considered an operating company. As used in these Notes to Consolidated Financial Statements, the terms the “Company”, “Endeavour”, “we”, “us”, “our” and similar terms refer to Endeavour International Corporation and, unless the context indicates otherwise, its consolidated subsidiaries.

On February 26, 2004, we completed a series of transactions that significantly transformed the nature and scope of our business. These changes include:

•	a new management team;

•	a new business strategy of exploration, exploitation and acquisition that is focused on the North Sea;

•	the acquisition of NSNV, Inc. which possessed the seismic data and management team that is central to the Company’s new strategy; and

•	a restructuring which resulted in the sale of all interests in U.S. oil and gas properties.

Note 2 - Summary of Significant Accounting Policies

Basis of Presentation and Use of Estimates

The accompanying financial statements have been prepared on the accrual basis of accounting in accordance with accounting principles generally accepted in the United States of America (“US GAAP”) and have been presented on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. These accounting principles require management to use estimates, judgments and assumptions that affect the reported amounts of assets and liabilities as of the date of the financial statements, and revenues and expenses during the reporting period. Management reviews its estimates, including those related to the determination of proved reserves, estimates of future dismantlement costs, income taxes and litigation. Actual results could differ from those estimates.

Management believes that it is reasonably possible the following material estimates affecting the financial statements could significantly change in the coming year: (1) estimates of proved oil and gas reserves, (2) estimates as to the expected future cash flow from proved oil and gas properties, and (3) estimates of future dismantlement and restoration costs.

Principles of Consolidation

The accompanying consolidated financial statements include all of the accounts of Endeavour and our consolidated subsidiaries. All significant intercompany accounts and transactions have been eliminated. We use the equity method to account for all limited ownership interests that range up to 50%. Affiliate companies in which we directly or indirectly own more than 50% of the outstanding voting interest are accounted for under the consolidation method of accounting.

Endeavour International Corporation
Notes to Consolidated Financial Statements

Change in Method of Accounting for Oil and Gas Operations

During the second quarter of 2004, we changed from the successful efforts method of accounting for oil and gas properties to the full cost method. We believe that the full cost method of accounting is more appropriate for Endeavour in light of the significant changes in our operations that have occurred. We believe capitalization of seismic and other exploration technology expenditures as well as the cost of all wells recognizes the value these expenditures add to the program of an exploration focused company like Endeavour. Amortization of these costs over the life of the discovered reserves provides a more appropriate method of matching revenues and expenses related to our exploration strategy. Our technical strategy is founded on a philosophy that regional petroleum systems analyses improve competitive advantage, reduce exploration risk and optimize value creation. Regional petroleum systems analysis has been successfully employed by our new management and technical team in their past experiences to identify and commercialize reserves in basins worldwide.

Prior to February 2004, the Company had no technical exploration and production staff and did not have any production until the fourth quarter of 2003. The only producing property, which had minimal production, was sold in the February 2004 restructuring.

We believe the full cost method of accounting will more accurately reflect the results of our future operations. The full cost method of accounting is used by many independent oil and gas companies and its use will allow investors to better assess the performance of the company.

We have restated all prior financial statements as a result of the conversion to full cost accounting. As a part of this process, all previous charges related to the successful efforts method of accounting for oil and gas assets were reversed, raising the book value of those properties as well as our stockholders’ equity. The full cost method, however, requires performing quarterly ceiling tests to ensure that the carrying value of oil and gas assets on the balance sheet is not overstated. In ceiling tests performed for the quarter ended December 31, 2003, a $10.1 million impairment was recorded as capitalized costs exceeded the ceiling test limits. The ceiling test was based on natural gas prices of $4.74 per thousand cubic feet (Mcf) for natural gas that included adjustments for basis differentials and other pricing factors. Quarterly full cost ceiling tests will be based on the then-current market prices for both natural gas and oil, after adjustments. The end result of the full cost conversion is that both the book value of our properties and stockholders’ equity are at approximately the same levels that would have existed if we had continued with the successful efforts method of accounting.

The effect of the accounting change on net loss follows:

(Amounts in thousands, except per share data)	Year Ended December 31,
	2003	2002

Net loss to common shareholders under successful efforts	$(37,248)	$(8,671)
Adjustments to full cost	(3,986)	3,900

Net loss to common shareholders under full cost	$(41,234)	$(4,771)

Loss per basic and diluted share under successful efforts	$(1.06)	$(0.43)

Loss per basic and diluted share under full cost	$(1.18)	$(0.24)

Endeavour International Corporation
Notes to Consolidated Financial Statements

The effect of the accounting change on the balance sheet follows:

	Net Oil and Gas Property and		Deficit Accumulated During the
(Amounts in thousands)	Equipment		Development Stage
	December 31,	December 31,	December 31,	December 31,
	2003	2002	2003	2002

Under successful efforts	$6,499	$15,078	$(46,036)	$(8,788)
Adjustments to full cost	(86)	3,900	(86)	3,900

Under full cost	$6,413	$18,978	$(46,122)	$(4,888)

Cash and Cash Equivalents

We consider all highly liquid instruments with an original maturity of 90 days or less at the time of purchase to be cash equivalents.

Inventories

Materials and supplies and oil inventories are valued at the lower of cost or market value (net realizable value).

Full Cost Accounting for Oil and Gas Operations

Under the full cost method, all acquisition, exploration and development costs, including certain directly related employee costs and a portion of interest expense, incurred for the purpose of finding oil and gas are capitalized and accumulated in pools on a country–by–country basis. During 2004, we capitalized $4.4 million in certain directly related employee costs. Capitalized costs include the cost of drilling and equipping productive wells, including the estimated costs of dismantling and abandoning these assets, dry hole costs, lease acquisition costs, seismic and other geological and geophysical costs, delay rentals and costs related to such activities. Employee costs associated with production and other operating activities and general corporate activities are expensed in the period incurred.

Where proved reserves are established, capitalized costs are limited on a country–by–country basis (the ceiling test). The ceiling test is calculated as the sum of the present value of future net cash flows related to estimated production of proved reserves, using end–of–the-current-period prices, discounted at 10%, plus the lower of cost or estimated fair value of unproved properties, all net of expected income tax effects. Under the ceiling test, if the capitalized cost of the full cost pool exceeds the ceiling limitation, the excess is charged as an impairment expense.

We utilize a single cost center for each country where we have operations for amortization purposes. Any conveyances of properties are treated as adjustments to the cost of oil and gas properties with no gain or loss recognized unless the operations are suspended in the entire cost center or the conveyance is significant in nature.

Endeavour International Corporation
Notes to Consolidated Financial Statements

The costs of investments in unproved properties and portions of costs associated with major development projects are excluded from the depreciation, depletion and amortization (“DD&A”) calculation until the project is evaluated.

Unproved property costs include leasehold costs, seismic costs and other costs incurred during the exploration phase. In areas where proved reserves are established, significant unproved properties are evaluated periodically for impairment. If a reduction in value has occurred, these property costs are considered impaired and are transferred to the related full cost pool. Unproved properties whose acquisition costs are not individually significant are aggregated, and the portion of such costs estimated to be ultimately nonproductive, based on experience, are amortized to the full cost pool over an average holding period.

In countries where the existence of proved reserves has not yet been determined, leasehold costs, seismic costs and other costs incurred during the exploration phase remain capitalized in unproved property cost centers until proved reserves have been established or until exploration activities cease. If exploration activities result in the establishment of a proved reserve base, amounts in the unproved property cost center are reclassified as proved properties and become subject to depreciation, depletion and amortization and the application of the ceiling test. If exploration efforts in a country are unsuccessful in establishing proved reserves, it may be determined that the value of exploratory costs incurred there have been permanently diminished in part or in whole. Therefore, based on the impairment evaluation and future exploration plans, the unproved property cost centers related to the area of interest could be impaired, and accumulated costs charged against earnings.

Other Property and Equipment

Other oil and gas assets, computer equipment and furniture and fixtures are recorded at cost, less accumulated depreciation. The assets are depreciated using the straight-line method over their estimated useful lives of two to five years.

Capitalized Interest

We capitalize interest on expenditures for significant exploration and development projects while activities are in progress to bring the assets to their intended use. Capitalized interest is calculated by multiplying our weighted-average interest rate on debt by the amount of qualifying costs and is limited to gross interest expense. As costs are transferred to the full cost pool, the associated capitalized interest is also transferred to the full cost pool.

Marketable Securities

The marketable securities reflected in these financial statements are deemed by management to be “available-for-sale” and, accordingly, are reported at fair value, with unrealized gains and losses reported in other comprehensive income and reflected as a separate component within the Statement of Stockholders’ Equity. Realized gains and losses on securities available-for-sale are included in other income/expense and, when applicable, are reported as a reclassification adjustment, net of tax, in other comprehensive income. Gains and losses on the sale of available-for-sale securities are determined using the specific-identification method.

Endeavour International Corporation
Notes to Consolidated Financial Statements

Goodwill and Intangible Assets

Goodwill represents the excess of the purchase price over the estimated fair value of the assets acquired and liabilities assumed in the acquisition of OER oil AS, subsequently renamed Endeavour Energy Norge AS. Intangible assets represent the purchase price allocation to the assembled workforce as a result of the acquisition of NSNV, Inc. We assess the carrying amount of goodwill and other indefinite-lived intangible assets by testing the asset for impairment annually at year-end, or more frequently if events or changes in circumstances indicate that the asset might be impaired. The impairment test requires allocating goodwill and all other assets and liabilities to reporting units. The fair value of each reporting unit is determined and compared to the book value of the reporting unit. An impairment loss is recognized to the extent that the carrying amount exceeds the asset’s fair value.

Dismantlement, Restoration and Environmental Costs

Effective January 1, 2003, we recognize liabilities for asset retirement obligations associated with tangible long-lived assets, such as producing well sites, offshore production platforms, and natural gas processing plants, with a corresponding increase in the related long-lived asset. The asset retirement cost is depreciated along with the property and equipment in the full cost pool. The asset retirement obligation is recorded at fair value and accretion expense, recognized over the life of the property, increases the liability to its expected settlement value. If the fair value of the estimated asset retirement obligation changes, an adjustment is recorded for both the asset retirement obligation and the asset retirement cost.

Revenue Recognition

We use the entitlements method to account for sales of gas production. We may receive more or less than our entitled share of production. Under the entitlements method, if we receive more than our entitled share of production, the imbalance is treated as a liability at the market price at the time the imbalance occurred. If we receive less than our entitled share, the imbalance is recorded as an asset at the lower of the current market price or the market price at the time the imbalance occurred. Oil revenues are recognized when production is sold to a purchaser at a fixed or determinable price, when delivery has occurred and title has transferred, and if collectibility of the revenue is probable.

Significant Customers

Substantially all of our oil sales are to one customer, Statoil ASA, and substantially all of our gas and natural gas liquids sales are to one customer, Norsk Hydro.

Derivative Instruments and Hedging Activities

From time to time, we may utilize derivative financial instruments to hedge cash flows from operations or to hedge the fair value of financial instruments. We may use derivative financial instruments with respect to a portion of our oil and gas production to achieve a more predictable cash flow by reducing our exposure to price fluctuations. These transactions are likely to be swaps, collars or options and to be entered into with major financial institutions or commodities trading institutions. Derivative financial instruments are intended to reduce our exposure to declines in the market prices of crude oil and natural

Endeavour International Corporation
Notes to Consolidated Financial Statements

gas that we produce and sell, and to manage cash flows in support of our annual capital expenditure budget.

Derivative instruments (including certain derivative instruments embedded in other contracts) are recorded at fair market value and included in the balance sheets as assets or liabilities. The accounting for changes in the fair value of a derivative instrument depends on the intended use of the derivative and the resulting designation, which is established at its inception. We document, at the inception of a hedge, the hedging relationship, the risk management objective and the strategy for undertaking the hedge. The documentation includes the identification of the hedging instrument, the hedged item or transaction, the nature of the risk being hedged, and the method that will be used to assess effectiveness of derivative instruments that receive hedge accounting treatment.

Derivative instruments designated as cash flow hedges are reflected at fair value in our Consolidated Balance Sheets. Changes in fair value, to the extent the hedge is effective, are recognized in other comprehensive income until the forecasted transaction occurs. Hedge effectiveness is assessed at least quarterly based on total changes in the derivative’s fair value. Any ineffective portion of the derivative instrument’s change in fair value is recognized immediately in other (income) expense.

Concentrations of Credit and Market Risk

Financial instruments that potentially subject us to concentrations of credit risk consist principally of cash deposits at financial institutions. At various times during the year, we may exceed the federally insured limits. To mitigate this risk, we place our cash deposits only with high credit quality institutions. Management believes the risk of loss is minimal.

Derivative financial instruments that hedge the price of oil and gas will be generally executed with major financial or commodities trading institutions which expose us to market and credit risks, and may at times be concentrated with certain counterparties or groups of counterparties. Although notional amounts are used to express the volume of these contracts, the amounts potentially subject to credit risk, in the event of non–performance by the counterparties, are substantially smaller. The creditworthiness of counterparties is subject to continuing review and full performance is anticipated.

As an independent oil and gas producer, our revenue, profitability and future rate of growth are substantially dependent upon prevailing prices for oil and gas, which are dependent upon numerous factors beyond our control, such as economic, political and regulatory developments and competition from other sources of energy. The energy markets have historically been very volatile, and there can be no assurance that oil and gas prices will not be subject to wide fluctuations in the future. A substantial or extended decline in oil and gas prices could have a material adverse effect on our financial position, results of operations, cash flows and our access to capital and on the quantities of oil and gas reserves that may be economically produced.

Foreign Currency Translation

The U.S. dollar is the functional currency for all of our existing foreign operations, as predominantly all revenue transactions in these operations are denominated in U.S. dollars. For foreign operations with the U.S. dollar as the functional currency, monetary assets and liabilities are translated into U.S. dollars at the exchange rate on the balance sheet date. Nonmonetary assets and liabilities are remeasured into U.S. dollars at historical exchange rates. Income and expense items are translated at average rates of exchange

Endeavour International Corporation
Notes to Consolidated Financial Statements

prevailing during each period. Translation adjustments are recognized currently as a component of foreign currency gain or loss and deferred income taxes. To the extent that business transactions are not denominated in U.S. dollars, we are exposed to foreign currency exchange rate risk. For the year ended December 31, 2004, we had foreign currency losses of $0.3 million included in other income and $0.5 million included in income tax expense.

Financial Instruments

The carrying amounts reflected in the consolidated balance sheets for cash and equivalents, short-term receivables and short-term payables approximate their fair value due to the short maturity of the instruments. The carrying value of the investment in equity securities approximates fair value based on their market trading price. The carrying value of the note receivable with detachable warrants reflects a discount for the value of warrants. The carrying value of the convertible notes is recorded at the value of the underlying collateral. The carrying value of remaining debt approximates fair value as the debt bears interest at a market rate.

Income Taxes

We use the liability method of accounting for income taxes under which deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities, and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates in effect for the year in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized as part of the provision for income taxes in the period that includes the enactment date. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion of, or all of, the deferred tax assets will not be realized.

Stock-Based Compensation Arrangements

We account for stock–based compensation plans for employees and directors using the intrinsic value method. Under this method, we record no compensation expense for stock options granted when the exercise price of options granted is equal to or greater than the fair market value of our common stock on the date of grant. We apply the fair value method in accounting for stock-based grants to non-employees using the Black-Scholes Method.

During 2003, we granted 700,000 options to then-current directors. While all the options granted had an exercise price higher than the market value of the stock on the date of grant, a subsequent modification of these options has triggered variable accounting. We are required to record compensation expense if the modified option price is lower than the market price of the stock at the end of a reporting period until the options expire or are exercised. For the years ended December 30, 2004 and 2003, we recorded non-cash general and administrative expenses of $1.2 million and none, respectively, related to these options. The net loss for 2003 also includes stock-based compensation cost of $217,000 related to options and restricted stock granted to a then-current director.

Had compensation expense for the years ended December 31, 2004, 2003 and 2002 been determined under fair value provisions, our net loss and net loss per share would have been the following:

Endeavour International Corporation
Notes to Consolidated Financial Statements

(Amounts in thousands, except per share data)	Year Ended December 31,
	2004	2003	2002

Net loss to common stockholders, as reported	$(23,797)	$(41,235)	$(4,771)
Add:
Stock-based compensation expense as reported	6,360	—	—
Less:
Total stock-based compensation expense determined under fair-value-based method for all awards, net of tax	(6,503)	(826)	(1,305)

Pro forma net loss	$(23,940)	$(42,061)	$(6,076)

Loss per share:
Basic – as reported	$(0.37)	$(1.18)	$(0.24)

Basic – pro forma	$(0.37)	$(1.20)	$(0.30)

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

	2004	2003	2002

Risk free rate	4.0%	1.63 – 3.84%	1.23%
Expected years until exercise	5.0	3.0 - 5.0	2.0
Expected stock volatility	31%	100%	110%
Dividend yield	—	—	—

Loss Per Share

Basic loss per common share is computed by dividing net loss attributable to common stockholders by the weighted average number of common shares outstanding for the period. Diluted loss per share includes the effect of our outstanding stock options, warrants and shares issuable pursuant to convertible debt under the treasury stock method, if including such instruments is dilutive. For each of the periods presented, shares associated with stock options, warrants and convertible debt are not included because their inclusion would be antidilutive (i.e., reduce the net loss per share).

The common shares potentially issuable arising from these instruments, which were outstanding during the periods presented in the financial statements, consisted of:

Endeavour International Corporation
Notes to Consolidated Financial Statements

(Amounts in thousands)	December 31,
	2004	2003	2002

Options	1,093	1,025	500
Warrants	1,472	2,758	783
Convertible Debt	—	4,320	1,414

Common shares potentially issuable	2,565	8,103	2,697

Impairment of Loans

We impair loans based on the present value of expected future cash flows discounted at the loan’s effective interest rate or at the loan’s observable market price or the fair value of the collateral if the loan is collateral dependent. We used the fair value of the loan collateral to measure the impairment of the loans and ceased accruing interest income on the loans.

Recent Accounting Pronouncements

In December 2004, the Financial Accounting Standards Board issued a revised Statement of Financial Accounting Standard No. 123 (revised 2004), Share-Based Payment (“SFAS 123R”), which replaces SFAS 123 and supersedes APB Opinion No. 25. SFAS 123R requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair values. The pro forma disclosures previously permitted under SFAS 123 will no longer be an alternative to financial statement recognition. SFAS 123R is effective for periods beginning after June 15, 2005. The guidance also provides for classifying awards as either liabilities or equity, which impacts when and if the awards must be remeasured to fair value subsequent to the grant date. We plan to adopt SFAS 123R on July 1, 2005.

At the time of adoption, companies can select from three transition methods, two of which would allow for restatement of certain prior periods. Management anticipates selecting the transition method in which prior period financial statements would not be restated. The adoption of SFAS No. 123R is not expected to have a significant effect on our financial condition and will not affect our consolidated cash flows. The future impact on our consolidated results of operations of the adoption of SFAS 123R cannot be predicted as certain of our deferred compensation plans are treated as liabilities and are currently accounted for using the variable method of accounting. However, had we adopted SFAS 123R in prior periods, the impact of that standard would have approximated the impact of SFAS 123 as described in the disclosure of pro forma net loss and loss per share included in Note 2 above.

Note 3 - Acquisitions and Dispositions

Acquisition of NSNV, Inc.

On February 26, 2004, we acquired NSNV, Inc. (“NSNV”), through a merger with a newly created subsidiary of the Company, resulting in NSNV becoming a wholly-owned subsidiary of the Company (the “NSNV Acquisition”). NSNV was a private company owned by William L. Transier, John N. Seitz

Endeavour International Corporation
Notes to Consolidated Financial Statements

and PGS Exploration (UK) Limited (“PGS”), a United Kingdom corporation that is a provider of geophysical services. The former shareholders of NSNV received an aggregate of 12.5 million of our common shares in the merger, representing approximately 18.9% of our outstanding common stock immediately after the closing of the merger.

The NSNV Acquisition provided with us the following competitive advantages: (i) a pre-eminent seismic and geological database of the North Sea region and (ii) a proven and experienced management team comprised of Messrs. Transier and Seitz, each pursuant to three-year employment agreements, and certain other former executives of Ocean Energy, Inc. and Anadarko Petroleum Corporation. Upon consummation of the NSNV Acquisition, our sole officer, Stephen P. Harrington, and directors Humbert Powell, Thomas Michael Curran and Gary Krupp resigned and William L. Transier and John N. Seitz became the Co-Chief Executive Officers and Directors.

The NSNV Acquisition was accounted for as a purchase of assets and not a business combination. Therefore, the consideration given was allocated to the fair value of the identifiable assets and liabilities acquired with the excess expensed.

The following is a calculation of the consideration given:

(Amounts in thousands, except per share data)

Shares of common stock issued	12,500
Price per share	$2.00

Fair value of stock issued	25,000
Add: Capitalized acquisition costs	452

Consideration given	$25,452

Capitalized acquisition costs are professional expenses for legal and accounting services.

The consideration given for the NSNV Acquisition was allocated as follows:

(Amounts in thousands)

Current assets	$1,059
Property and equipment	11,386
Intangible asset – workforce in place	4,800
Other assets	3,500
Current liabilities	(2,478)
Long-term commitments	(3,594)

Fair value of net identifiable assets acquired	14,673
Consideration	(25,452)

Consideration given in excess of fair value of identifiable assets acquired	$(10,779)

Acquisition of OER Oil AS

In November 2004, we purchased a 76.66% majority interest in OER Oil AS (“OER”), a privately held Norwegian exploration and production company based in Oslo, Norway (the “OER Acquisition”). The

Endeavour International Corporation
Notes to Consolidated Financial Statements

purchase price of the OER Acquisition was NOK (Norwegian kroner) 172.5 million, approximately $27.6 million, plus $0.8 million in professional expenses for legal and accounting services.

We also entered into agreements with the twenty-four minority interest holders of OER, including certain members of OER’s management, to purchase the remaining 23.34% interest in OER. The purchase of the interests of the minority shareholders was completed in January 2005 for a combination of common stock and cash (see Note 24).

The consideration given for the OER Acquisition was allocated as follows:

(Amounts in thousands)

Current assets	$8,099
Property and equipment	34,032
Goodwill	20,119
Other assets	2,428
Current liabilities	(1,250)
Long-term debt, including current portion of long-term debt	(8,480)
Deferred tax liability	(16,646)
Other long-term liabilities	(6,720)
Minority interest	(3,224)

Consideration given	$28,358

Unaudited Pro Forma Information

The following table sets forth unaudited pro forma condensed combined financial and operating data which are presented to give effect to the NSNV Acquisition and the OER Acquisition as if each event had occurred as of January 1, 2003. The information does not purport to be indicative of actual results, if any of these transactions had been in effect for the periods indicated, or of future results.

(Amounts in thousands, except per share data)	Year Ended December 31,
	2004	2003

Revenues	$30,467	$20,882
Net loss to common stockholders	(21,065)	(40,052)
Net loss per share – basic and diluted	$(0.29)	(1.00)

The Restructuring

Simultaneous with the consummation of the NSNV Acquisition and an offering of $50 million in common stock discussed in Note 15, we restructured various financial and stockholder related items (the “Restructuring”). Specifically, we completed the following:

•	Repaid $1.5 million principal amount of our outstanding convertible notes and issued 0.4 million shares of our common stock in exchange for the remaining principal balance due under the Trident convertible debenture at a contractual conversion price of $1.60 per share;

Endeavour International Corporation
Notes to Consolidated Financial Statements

•	Issued approximately one million shares of our common stock in exchange for the $1.55 million principal balance and accrued interest due under the Marcus convertible debenture at a contractual conversion price of $1.75 per share;

•	Issued 2.8 million shares of our common stock upon conversion of all of the outstanding Series C Preferred Stock, and accrued dividends, at a contractual conversion price of $1.70 per share;

•	Purchased 14.1 million shares of common stock and 103,500 shares of Series B Preferred Stock for $5.3 million in cash; and

•	Purchased all outstanding shares of Series A Preferred Stock and a portion of the Series B Preferred Stock in exchange for certain of our non-core assets, including:

•	100% of our ownership interest in BWP Gas, LLC;

•	864,560 shares of restricted common stock of BPK Resources, Inc.;

•	400,000 shares of common stock of Trimedia Group, Inc.;

•	Notes receivable due from CSR Hackberry, LLC, Snipes, LLC and BPK Resources, Inc. (“BPK”) with a combined principal of $0.8 million; and

•	Subscription receivables due from FEQ Investments, Inc. (“FEQ”) and GWR Trust with a combined principal of $0.4 million.

Sale of Knox Miss. Partners, L.P.

During the first quarter of 2004, we sold all of our limited partnership units in Knox Miss. Partners, L.P (“Knox Miss”) for $5.0 million and received $500,000 in cash and a $4.5 million short-term note that was secured by a pledge of the limited partnership interest. The short-term note was paid in full during 2004. We recorded a gain on the sale of Knox Miss of $1.2 million during the first quarter of 2004.

Sale of Louisiana Shelf Partners, L.P.

During the second quarter of 2004, we sold all of our equity interest in Louisiana Shelf Partners, L.P. (“LSP”) for $250,000 in cash and a $2 million contingent deferred payment that is payable from proceeds from production of drilling activities on the oil and gas leases held by LSP. With the uncertainty of collection of the contingent deferred payment, no receivable was recorded at the time of the sale. In connection with the sale, we recorded a loss of $895,000 during the second quarter of 2004.

Sale of CSR-WAHA Partners, LP

In January 2003, we sold our 99% limited partnership interest in CSR-WAHA Partners, LP (“CSR-WAHA”), a Delaware Limited Partnership to BPK and in return, received a cash payment of $0.2 million, a $1.5 million promissory note due on April 30, 2003, and 0.6 million shares of the common stock of BPK. This resulted in a gain of $1.2 million. On April 14, 2003, we agreed to extend the due date of the $1.5 million promissory note to June 30, 2004 for 0.1 million shares of BPK’s common stock. The note receivable, accrued interest and shares of BPK were included in the exchange of our non-core assets in the Restructuring.

The following reflects the results of operations of the disposed assets:

Endeavour International Corporation
Notes to Consolidated Financial Statements

(Amounts in thousands)	Year Ended December 31,
	2004	2003	2002

BWP:
Revenues	$8	$27	$—
Operating loss	(2)	(12,023)	—

Knox Miss:
Revenues	$—	$—	$—
Operating loss	(6)	(632)	(26)

LSP:
Revenues	$—	$—	$—
Operating loss	(1)	(1,123)	(3)

CSR-Waha:
Revenues	$—	$—	$—
Operating loss	—	—	(7)

Note 4 - Liquidity and Capital Resources

In January and February 2005, we completed a private debt offering in which we raised gross proceeds of $81.25 million of convertible senior notes due 2012. The notes bear interest at a rate of 6.00% per annum and are convertible into shares of our common stock at an initial conversion rate of 199.2032 shares of common stock per $1,000 principal amount of notes, subject to adjustment, which is equal to an initial conversion price of approximately $5.02 per share. The purpose of the notes issuance is to fund expenditures to explore for and develop oil and gas properties, working capital and general corporate purposes, which may include future acquisitions of interests in oil and gas properties.

Restricted Cash

Our Norwegian subsidiary maintains a restricted cash balance of approximately $2.5 million as collateral for a banker’s guarantee, adjusted for the Norwegian Consumer Price Index, associated with abandonment and dismantlement costs. Should the guarantee exceed the amount in the restricted cash account, including interest, we are required to deposit an amount sufficient for the security to make up 100% of the guarantee liability of the bank.

Endeavour International Corporation
Notes to Consolidated Financial Statements

Note 5 — Prepaid Expenses and Other Current Assets

     Prepaid expenses and other current assets consisted of the following:

	December 31,
(Amounts in thousands)	2004	2003

Deferred seismic and other costs — PGS	$2,498	$—
Crude oil inventory	255	—
Prepaid insurance	252	—
Deferred costs associated the NSNV Acquisition	—	1,201
Other	809	260

	$3,814	$1,461

Note 6 – Equity Interests in Entities with Oil and Gas Properties

The following table summarizes our interests in oil and gas non-public limited partnerships accounted for under the equity method of accounting as of December 31, 2004 and 2003.

(Amounts in thousands)	December 31, 2004		December 31, 2003
		Excess of
		Carrying		Excess of
	Carrying	Value Over		Carrying Value
	Value	Net Assets	Carrying Value	Over Net Assets

APICO, LLC	$3,688	$86	$1,693	$238
Louisiana Shelf Partners, L.P.	—	—	1,146	—

	$3,688	$86	$2,839	$238

The following table summarizes financial information for the limited partnerships accounted for under the equity method of accounting at December 31, 2004 and 2003 and has been prepared from the financial statements of the respective entities:

(Amounts in thousands)	December 31, 2004	December 31, 2003

Total Assets	$16,780	$11,545

Total Liabilities	$29	$373

Endeavour International Corporation
Notes to Consolidated Financial Statements

	Year Ended December 31,
(Amounts in thousands)	2004	2003	2002

Results of Operations:
Revenue	$—	$—	$—
Loss from operations	$(956)	$(4,962)	$(130)
Net Loss	$(956)	$(4,888)	$(127)

APICO, LLC

On June 26, 2002, we entered into a limited partnership agreement with PHT Gas, LLC and formed PHT Partners, L.P. (“PHT”). We have a 93.77% limited partnership interest and a 100% interest in PHT Holding GP, LLC, which is the general partner of PHT and owns a 1% general partnership interest in PHT. Prior to February 26, 2004, PH Gas LLC was the general partner of PHT. Certain other parties hold interest in PHT entitling them to 20% and 15% respectively of the distributions from PHT after return of all capital contributions and expenditures. PHT has a 21.08% interest in APICO, LLC (“APICO”), which in turn has 35% interest in the Phu Horm licenses in Thailand.

We are not subject to capital calls in connection with our limited partnership interest in PHT. However, PHT is subject to cash calls from its investment in APICO. If PHT does not meet its cash calls, then our investment in PHT may become impaired. Pursuant to the APICO membership agreement, PHT and the other APICO members will be called upon from time to time for additional contributions so as to meet the reasonable capital requirements of APICO. If PHT or any other member fails to make required capital contributions or meet the required cash calls in the amounts and at the times specified in the membership agreement, then they would be in default. If the default is not cured, a defaulting member may lose its interests in APICO. As of December 31, 2004, PHT has funded its proportional share of additional capital calls.

Louisiana Shelf Partners, L.P.

On December 31, 2002, we entered into a limited partnership agreement with LS Gas, LLC and formed Louisiana Shelf Partners, L.P. of which we were a limited partner with an approximate 25% interest and LS Gas, LLC was the general partner. As of December 31, 2003, LSP acquired various geological and geophysical data and interests in oil, gas and mineral leases located in Louisiana. With the determination of the initial test well as a dry hole, management decided not to pursue additional exploration in Louisiana and all drilling and acquisition costs were written off during 2003.

As discussed earlier, we sold our interest in LSP in 2004 and recorded a loss of $895,000.

Endeavour International Corporation
Notes to Consolidated Financial Statements

Note 7 — Property and Equipment

Property and equipment included the following:

(Amounts in thousands)	December 31,
	2004	2003

Oil and gas properties under the full cost method:
Subject to amortization	$20,081	$11,468
Not subject to amortization:
Acquired in 2004	26,749	—
Acquired in 2003	—	2,612
Acquired in 2002	—	18,978

	46,830	33,058
Other oil and gas activities	4,875	—

Computers, furniture and fixtures	635	10

Total property and equipment	52,340	33,068

Accumulated depreciation, depletion and amortization	(2,112)	(26,645)

Net property and equipment	$50,228	$6,423

The costs not subject to amortization relate to unproved properties which are excluded from amortized capital costs until it is determined whether or not proved reserves can be assigned to such properties.

Prior to the NSNV Acquisition, our oil and gas properties consisted of oil and gas interests in the United States Gulf Coast area. We recorded impairment charges of $15 million during 2003 when we decided not to pursue additional exploration in leases in a contracted area known as Hell Hole Bayou. We also recorded a $10.1 million impairment on Oklahoma properties as capitalized costs exceeded the ceiling test limits at December 31, 2003. The ceiling test was based on natural gas prices of $4.74 per thousand cubic feet (Mcf) for natural gas that included adjustments for basis differentials and other pricing factors. All U.S. oil and gas properties held at December 31, 2003 were sold as part of the Restructuring.

At December 31, 2004, our oil and gas properties consist primarily of producing properties in Norway and capitalized exploration costs in the North Sea.

Endeavour International Corporation
Notes to Consolidated Financial Statements

Note 8 — Marketable Securities

Available-for-sale securities consist of the following at December 31, 2004 and 2003:

(Amounts in thousands)	December 31, 2004			December 31, 2003
		Gross			Gross
		Unrealized	Fair		Unrealized	Fair
	Cost	Loss	Value	Cost	Loss	Value

Current – related party	$—	$—	$—	$1,209	$(489)	$719
Long-term	1,848	(528)	1,320	—	—	—

Total	$1,848	$(528)	$1,320	$1,209	$(489)	$719

Touchstone Securities

In connection with the February 2002 acquisition of various working interests, we purchased, for $2.0 million, a 10% secured convertible promissory note in the principal amount of $2.0 million and a detached warrant to purchase approximately 1.1 million shares of common stock at an exercise price of $1.88 from Touchstone Resources, Ltd. (“Touchstone”), a Canadian Exchange listed company and the parent company of Touchstone USA, Inc. The secured convertible promissory note, with a maturity date of August 22, 2004, had an initial conversion price of $1.88. The fair value of the note receivable was $0.8 million and the fair value of the warrants on the date the note was issued, valued by using the Black-Scholes Method, was $1.2 million. Consequently, a discount in the amount of $1.2 million was recorded in connection with this note.

In June 2002 we purchased, for the sum of $1.6 million, an additional 10% convertible promissory note in the principal amount of $1.6 million and a detached warrant to purchase 2 million shares of common stock at an exercise price of $1.00 until December 28, 2002 from Touchstone. The secured convertible promissory note, which matured December 28, 2002, had an initial conversion price of $0.80. The fair values of the note receivable was $1.2 million and the fair value of the warrants on the date the note was issued, valued by using the Black-Scholes Method, was $0.4 million. Consequently, a discount in the amount of $0.4 million was recorded in connection with this note. On March 20, 2003, we renegotiated the $1.6 million promissory note receivable, now due February 28, 2005, from Touchstone. The principal amount of the new note increased to $1.7 million, which included accrued interest of $0.1 million. The original expiration date to purchase 2.0 million shares of stock in Touchstone was extended until February 28, 2005.

Management evaluated the collectibility of the loans from Touchstone and believed that Touchstone would not be able to repay the loans. Therefore, we measured and recorded an impairment charge of $0.6 million in 2002 and $1.8 million in 2003 on the loans and accrued interest. We also recognized a loss of $1.6 million in regards to the Touchstone warrants. The loans had a significant discount which reduced their carrying value. In connection with the impairment charge we stopped amortizing the loan discount and accruing interest as of the fourth quarter of 2002. Consequently, these loans and warrants had no carrying value at December 31, 2003 based on the fair market value of the underlying loan collateral.

Endeavour International Corporation
Notes to Consolidated Financial Statements

The president of Touchstone USA was the managing member of PHT Gas, LLC, which was the general partner of PHT Partners, LP as of December 31, 2003.

In May 2004, we received 1.2 million common shares of Touchstone Resources USA, Inc. (a public company trading on the OTC Bulletin Board) (the “Touchstone Shares”) in exchange for the convertible promissory notes of Touchstone (the “Touchstone Exchange”). The net book value of the convertible promissory notes was zero; as such, we recorded a non-cash gain on the Touchstone Exchange of approximately $1.8 million, the market value of the Touchstone Shares on the date of the exchange. The Touchstone Shares reflected in these financial statements are deemed by management to be “available-for-sale” and, accordingly are reported at fair value, with unrealized gains and losses reported in other comprehensive income.

Other Securities

In January 2003, we received 0.6 million shares of the common stock of BPK as part of the consideration for the sale of our 99% limited partnership interest in CSR-WAHA Partners, LP to BPK. As of December 31, 2003, we owned 0.9 million shares of BPK common stock with a fair market value of $0.2 million. One of our directors was also the president and a director of BPK at December 31, 2003. As of December 31, 2003, we also owned 0.4 million shares of common stock of Trimedia Entertainment, Inc. with a fair market value of $0.5 million.

In February 2004, as part of the Restructuring, all of our shares in BPK and Trimedia Entertainment, Inc., which were held as of December 31, 2003, were included in the exchange of our non-core assets in the Restructuring.

Note 9 – Other Assets

Other long-term assets consisted of the following at December 31:

(Amounts in thousands)	2004	2003

Intangible assets – workforce in place	$4,800	$—
Long-term portion of PGS commitment	2,000	—
Marketable securities	1,320	—
Restricted cash	2,507	—

	$10,627	$—

Intangible assets represent the purchase price allocated to the assembled workforce as a result of the acquisition of NSNV, Inc. For discussion of the PGS commitment, see Note 21. The marketable securities represent the 1.2 million shares of Touchstone Resources USA, Inc. received in the Touchstone Exchange (see Note 8).

Endeavour International Corporation
Notes to Consolidated Financial Statements

Note 10 — Income Taxes

The loss before income taxes and the components of the income tax expense recognized on the Consolidated Statement of Income are as follows:

(Amounts in thousands)	Year Ended December 31,
	2004	2003	2002

Loss before income taxes:
Domestic	$(19,905)	$(36,829)	$(4,487)
Foreign	(2,797)	—	—

	$(22,702)	$(36,829)	$(4,487)

Current Taxes:
Federal	$—	$—	$—
State	—	—	—
Foreign	—	—	—

Total current taxes	—	—	—

Deferred Taxes:
Federal	—	—	—
State	—	—	—
Foreign	670	—	—

Total deferred taxes	670	—	—

Income tax expenses	$670	$—	$—

Deferred income taxes result from the net tax effects of temporary timing differences between the carrying amounts of assets and liabilities reflected on the financial statements and the amounts recognized for income tax purposes. The tax effects of temporary differences that give rise to significant portions of deferred tax assets and liabilities are as follows at December 31:

Endeavour International Corporation
Notes to Consolidated Financial Statements

(Amounts in thousands)	2004	2003

Deferred tax asset:
Allowance for impairment on marketable securities	$—	$848
Allowance for impairment on oil and gas properties	—	4,004
Allowance for bad debt	—	712
Deferred compensation	2,069	86
Asset retirement obligation	5,294	—
Net operating loss and capital loss carryforward	14,188	9,419
Uplift carryforward	1,057	—

Total deferred tax assets	22,608	15,069
Less valuation allowance	(10,129)	(14,713)

Total deferred tax assets after valuation allowance	12,479	356

Deferred tax liability:
Intangible drilling costs	—	(199)
Installment sale gain	—	(157)
Property, plant and equipment	(29,175)	—
Sale/leaseback	(1,316)	—

Total deferred tax liabilities	(30,491)	(356)

Net deferred tax asset (liability)	$(18,012)	$—

We recognized a deferred tax liability of approximately $3.3 million due to the excess of book over tax basis of the assets acquired in the NSNV Acquisition. We recognized a deferred tax liability of approximately $16.6 million due to the excess of book over tax basis of the assets acquired in the OER Acquisition.

At December 31, 2004, we had the following carryforwards available to reduce future income taxes:

(Amounts in thousands)
Types of Carryforward	Years of Expiration	Carryforward Amounts

Net operating loss – U.S. federal	2020 - 2024	$29,410
Net operating loss – Norway	Indefinite	$2,544
Net operating loss – U.K.	Indefinite	$2,848
Capital loss – U.S. federal	2009	$2,227
Uplift — Norway	Indefinite	$1,057

With the exception of $2.5 million of net operating loss carryforward and $1.1 million of uplift carryforward attributable to OER, our recently acquired Norwegian subsidiary, the remaining carryforward amounts shown above have not been recognized for financial statement reporting purposes to reduce the deferred tax liability as a valuation allowance has been established.

For U.S. federal income tax purposes, certain limitations are imposed on an entity’s ability to utilize its NOLs in future periods if a change of control, as defined for federal income tax purposes, has taken place.

Endeavour International Corporation
Notes to Consolidated Financial Statements

In general terms, the limitation on utilization of NOLs and other tax attributes during any one year is determined by the value of an acquired entity at the date of the change of control multiplied by the then-existing long-term, tax-exempt interest rate. The manner of determining an acquired entity’s value has not yet been addressed by the Internal Revenue Service. The Company has determined that, for federal income tax purposes, a change of control occurred during 2004. However, we do not believe such limitations will significantly impact our ability to utilize the NOLS; rather the ability to generate future taxable income will.

Recognition of the benefits of the deferred tax assets will require that we generate future taxable income. There can be no assurance that we will generate any earnings or any specific level of earning in future years. Therefore, we have established a valuation allowance for deferred tax assets of approximately $10.1 million and $14.7 million as of December 31, 2004 and 2003, respectively. The valuation allowance decreased during 2004 due to $5.5 million attributable to the exchange of non-core assets in the Restructuring, $3.3 million attributable to the deferred tax liability established in the NSNV acquisition, and increased by $4.2 million for 2004 net operating losses.

The following table presents the principal reasons for the difference between our effective tax rates and the United States federal statutory income tax rate of 35%.

(Amounts in thousands)	Year Ended December 31,
	2004	2003	2002

Federal income tax expense (benefit) at statutory rate	$(7,946)	$(12,890)	$(1,570)
State income tax expense (benefit) (net of effect of federal benefit)	—	(2,110)	(110)
Book deductions not deductible for income tax purposes	3,849	1,273	722
Taxation of foreign operations	633	—	—
Change in valuation allowance	4,134	13,727	958

Income Tax Expense (Benefit)	$670	$—	$—

Effective Income Tax Rate	(3)%	0%	0%

Endeavour International Corporation
Notes to Consolidated Financial Statements

Note 11 — Accrued Expenses

We had the following accrued expenses outstanding:

(Amounts in thousands)	December 31,
	2004	2003

Accrued liabilities for certain stock-based compensation plans	$1,188	$—
Accrued capital expenditures and operating expenses	1,475	—
Accrued compensation	1,978	—
Accrued interest	—	243
Preferred dividends	329	1,927
Other	2,359	559

	$7,329	$2,729

Note 12 – Debt and Notes Payable

Our debt and notes payable consisted of the following:

	December 31,
(Amounts in thousands)	2004	2003

Handelsbanken	$4,276	$—
12% secured convertible promissory notes	—	3,650
Capitalized leases	130	—
Less: debt discount	—	(407)

	4,406	3,243
Less: current portion of capitalized leases	(118)	—
Less: current portion of debt	(2,138)	(3,243)

Long-term debt	$2,150	$—

Handelsbanken

With the OER Acquisition, we have an outstanding debt agreement with Handelsbanken. At December 31, 2004, NOK 26 million (approximately US$4 million) is outstanding, and bears interest at the 6-month Norwegian Inter-Bank Offering Rate (NIBOR) plus 1.4%, currently 3.43%. The debt is repayable in semi-annual installments through January 2006. In addition, Handelsbanken has provided a guarantee of NOK 15 million (approximately US$2.5 million) on our behalf to the operator of the Brage and Njord fields and the Norwegian Ministry of Petroleum and Energy for the abandonment and decommissioning costs for these fields.

The debt agreement contains customary covenants, including but not limited to, limitations on our Norwegian subsidiary’s ability to incur liens, make acquisitions and investments, or sell or transfer assets. Additionally, our Norwegian subsidiary may not permit its book equity to fall below 25%.

Endeavour International Corporation
Notes to Consolidated Financial Statements

12% Convertible Promissory Notes – Trident Notes

In April 2002, we entered into a loan agreement to borrow $1.5 million from Trident Growth Fund, L.P. (“Trident”). The note was a 12% secured convertible promissory note secured by substantially all of the assets of the Company. The note was to originally mature on October 21, 2003 but was extended as noted below. Trident had the option to convert the principal amount of the note into our common stock. As additional incentive to make the $1.5 million loan, Trident was issued a warrant to purchase 0.2 million shares of our common stock expiring on April 30, 2012. The initial conversion price of the note and warrant was $2.00. However, the conversion price was reduced to $1.60 as a result of a subsequent private offering and is subject to other adjustments according to the provisions of the note. We paid loan commitment and origination fees of 1% and 4%, respectively, which were recorded as loan costs of which $45,000 was amortized to interest expense in 2002. On July 29, 2003, the loan was amended to extend the maturity date to July 31, 2004 and increase the principal amount to $2.1 million. As consideration for Trident’s increasing of the original loan to $2.1 million, we granted Trident a warrant to purchase 0.2 million shares of the common stock at an exercise price of $1.60 per share. The warrant is exercisable immediately and expires on July 23, 2008.

As described in the loan agreement, we were required to comply with various financial covenants. Any failure to comply with such covenants may be deemed a default on the loan by Trident. We did not meet three of the financial loan covenants as of December 31, 2002; however, Trident waived the specific covenants for six months. In consideration for this waiver, we granted Trident a warrant to purchase 0.03 million shares of common stock at an exercise price of $1.60 per share. The warrant is exercisable immediately and expires on April 30, 2012. As of June 30, 2003, we failed to meet the loan covenants again and Trident waived the covenant until June 30, 2004. As consideration for Trident’s second waiver of the loan covenants and extension of the maturity date of the original $1.5 million note, on July 29, 2003 we granted Trident a warrant to purchase 0.1 million shares of common stock at an initial exercise price of $1.60 per share. The warrant is exercisable immediately and expires on April 30, 2012. These warrants were valued at $0.2 million using the Black-Scholes Method.

We have allocated the proceeds from issuance of the convertible Trident promissory note and warrants based on a fair value basis for each item. Consequently, the convertible Trident promissory note was recorded with discounts of $0.6 million based on the ascribed value of the warrants as determined by using the Black-Scholes Method. The note discounts for the warrant were amortized over the period from the date of issuance to the maturity date of the note. Beneficial conversion discounts of $1.5 million were recorded since the Trident promissory note was convertible into common shares of stock at a rate of $1.60 per share while the prevailing common stock share price was $3.10 and $2.10 on April 5, 2003 and July 29, 2003, respectively, when the original $1.5 million and additional $0.6 million note was made. These discounts were being amortized over the term of the loan. As of December 31, 2003 and 2002, we amortized $1.2 and $0.5 million of the discount.

Under the terms of the loan agreement, we were required to register all shares of its common stock issuable upon conversion of the note or exercise of the warrants by October 2002. We would have been subject to a monthly penalty of either 25,000 shares of its common stock or $10,000, at the option of the lender. However, we were granted a waiver until June 30, 2004 regarding the requirement.

Endeavour International Corporation
Notes to Consolidated Financial Statements

In February 2004, $1.5 million of principal was repaid on the note and $0.6 million of principal was converted into 0.4 million shares of our common stock as part of the Restructuring and the conversion price of the warrants was increased to $2.00 per share.

12% Convertible Promissory Notes – Marcus Notes

During October 2002, we issued two unsecured 12% convertible promissory notes to Michael Marcus in the amount of $0.8 million and $0.8 million, respectively. Both notes matured on October 15, 2003. The lender had the option to convert the principal amount of the note into our common stock at a conversion price of $3.25. The lender was issued a warrant to purchase a total of 0.2 million shares of our common stock at an exercise price of $5.00 per share as an additional incentive to make the loans. The warrant expires on October 15, 2005. In October 2003, the loan was amended to extend the maturity date to June 30, 2004 and reduce the conversion price from $3.25 to $2.50. As consideration for the lender’s extension of the note, we granted the lender a warrant to purchase 50,000 shares of the common stock at an exercise price of $5.00 per share. The warrants are exercisable immediately and expire on October 17, 2006. These warrants were valued at $0.1 million using the Black-Scholes Method.

We have allocated the proceeds from issuance of the convertible promissory notes and warrants based on a fair value basis of each item. Consequently, the convertible promissory notes were recorded with a discount of $0.3 million and $0.4 million, respectively, based on the ascribed value of the warrants as determined by using the Black-Scholes Method. The note discount for the warrant was amortized over the period from the date of issuance to the stated maturity date of the note. An additional beneficial conversion discount of $0.4 million and $0.4 million was recorded for the $0.8 million and $0.8 million promissory notes, respectively, since the notes were convertible into common shares of stock at a rate of $3.25 per share while the prevailing common stock share price was $4.90 and $5.05, respectively. This discount was also amortized over the term of the loan. As of December 31, 2003, we have amortized the total discount for these notes.

In February 2004 as part of the Restructuring, the notes with outstanding principal of $1.55 million and accrued interest were converted into 1.0 million shares of our common stock and the conversion price of the warrants was changed to $2.00 per share. The conversion rate was based on existing contractual terms.

Other Debt

In February 2003, Knox Miss borrowed $1.2 million from Gibralt US, Inc. and issued a promissory note bearing interest at 12%. The note was payable the earlier of June 30, 2003 or upon closing of $2 million of equity financing by the Company. The lender also received 75 thousand shares of our common stock for making the loan. The loan was guaranteed by us and FEQ Investments. This note was paid in July 2003.

Throughout 2003, we issued various demand and promissory notes for an aggregate of $0.9 million. All notes were repaid by December 31, 2003.

Endeavour International Corporation
Notes to Consolidated Financial Statements

Debt Maturities

At December 31, 2004, our aggregate annual maturities of long-term debt are $2.1 million in each year 2005 and 2006.

Note 13 — Limited Partnership Interest Transferred Under Contractual Arrangements/Deferred Equity Option

In August 2003, we entered into a security purchase agreement with RAM Trading, Ltd. (“RAM”), whereby RAM purchased 150,000 shares of our common stock and 7 of our 25.25 limited partnership units in Louisiana Shelf Partners, L.P. The total purchase price was $1.0 million of which $0.3 million was allocated to the sale of the common stock. The remaining $0.7 million of the purchase price was treated as a deferred equity option.

In October 2003, we entered into another security purchase agreement with RAM, whereby RAM purchased 150,000 shares of our common stock and 10 of our 99 limited partnership units in Knox Miss Partners, L.P. The total purchase price was $1.2 of which $0.3 million was allocated to the sale of the common stock. The remaining $0.9 million of the purchase price was treated as a deferred equity option. The security purchase agreement was amended in December 2003 to increase the number of shares issuable upon exercise of the option to 835,000.

The agreements provided us a call option to purchase the limited partnership interest back from RAM and RAM a put option to sell the interest back to us. The sale of these interests was not recognized for accounting purposes, and the carrying value of the limited partnerships was not affected by the transaction nor was a gain or loss was reported from the sale of the limited partnership interests. The cost bases of these interests were reclassified to a separate line in the balance sheet labeled “Limited Partnership Interest Transferred Under Contractual Arrangement.”

We exercised our call option to buy back the limited partnership interest in Louisiana Shelf Partners, L.P. from RAM in October 2003 and issued 650,000 shares of our common stock in full payment of the option. The exercise of the call option resulted in an increase in our equity of $0.7 million and a corresponding decrease in the deferred equity option.

We exercised our call option to buy back the limited partnership interest in Knox Miss Partners, L.P from RAM in February 2004 and issued 835,000 shares of our common stock in full payment of the option. The exercise of the call option will result in an increase in our equity of $0.9 million and a corresponding decrease in the deferred equity option.

Note 14 — Other Liabilities

Other liabilities included the following:

Endeavour International Corporation
Notes to Consolidated Financial Statements

(Amounts in thousands)	December 31,
	2004	2003

Asset retirement obligations	$6,902	$—
Long-term commitment to PGS (see Note 21)	2,000	—
Other	77	—

	$8,979	$—

     Our asset retirement obligations relate to obligation of the plugging and abandonment of oil and gas properties acquired in the OER Acquisition. The asset retirement obligation is recorded at fair value and accretion expense, recognized over the life of the property, increases the liability to its expected settlement value. If the fair value of the estimated asset retirement obligation changes, an adjustment is recorded for both the asset retirement obligation and the asset retirement cost. The following table provides a rollforward of the asset retirement obligations for the current year:

(Amounts in thousands)

Carrying amount of asset retirement obligations as of January 1, 2004	$—
Liabilities incurred	6,658
Accretion expense	57
Impact of foreign currency exchange rate changes	187

Carrying amount of asset retirement obligations as of December 31, 2004	$6,902

Note 15 — Private Placement Offerings – Subscription Receivables

The Offering

In an offering of common stock (the “Offering”) that closed on February 26, 2004, we issued 25 million shares of common stock at $2.00 per share in a private placement. The estimated net proceeds of the Offering were $46 million after deduction of offering costs of $3.9 million. In addition, warrants to purchase 700,000 shares of common stock at $2.00 per share were issued to the placement agent. A portion of the net proceeds were used in the Restructuring for the purchase of 14.1 million shares of our common stock and 0.1 million shares of our Series B Preferred Stock for $5.3 million and for repayment of the principal amount of the Trident note in the amount of $1.5 million. The remainder is to be used for general corporate purposes, including potential acquisitions.

Effective September 17, 2004, we registered for sale approximately 40 million shares of our common stock, that were previously issued to numerous stockholders in the Offering or were required to be registered upon registration of the Offering shares. We did not and will not receive any proceeds from the registration of these shares of our common stock.

Endeavour International Corporation
Notes to Consolidated Financial Statements

Subscription Receivables

In March 2002 in a private placement offering, we received subscription commitments for funding an aggregate of $3.6 million to be collected over a period of approximately twelve months. As of December 31, 2002, we had collected $1.4 million, reduced the receivable by $53,750 for services provided by two officers through June 30, 2002 and had outstanding subscription receivables of $2.1 million, of which $0.9 million was due from an entity affiliated with the then president of the Company. As of December 31, 2003, we had collected the remaining $2.1 million along with accrued interest. The subscription receivables bore interest at 2.69%. An additional $0.6 million was subscribed to and paid in May 2002. Concurrently with this offering we issued an option to an investor as an inducement to accelerate funding its commitment. The option granted the investor a right to invest an additional $0.6 million in the Company, at the same terms and conditions as its initial investment within 180 days from the date it funded its original investment. The investor exercised the option in September 2002.

In exchange for the cash proceeds and subscriptions receivable, we issued unsecured convertible promissory notes which were to mature one year from issuance and bore interest at 8% per annum. These notes were converted to common stock and shares of Series A preferred stock on May 31, 2002 when our shareholders approved the amendments to our Articles of Incorporation to increase the authorized shares of our common stock to 150 million, authorize approximately 10 million shares of undesignated preferred stock, par value $.001 per share, and the Board of Directors authorized the issuance of shares of Series A preferred stock (the “May 2002 Article Amendment”). The original principal amount of the promissory notes converted into a number of Units equal to the original principal amount of the promissory note divided by the conversion price of $1.00 per Unit. Each Unit consisted of approximately 1.43 fully-paid shares of common stock and approximately 0.99 fully-paid shares of Series A Preferred Stock. The conversion of the $4.2 million notes resulted in the issuance of 5.9 million of common shares and 4.1 million of Series A preferred shares.

Other

On February 4, 2004, we issued a private placement offering of 125,000 shares of our common stock, $.001 par value per share at $2.00 per share.

As discussed in Note 24, in January and February 2005, we issued $81.25 million aggregate principal amount of convertible senior notes due 2012.

Endeavour International Corporation
Notes to Consolidated Financial Statements

Note 16 — Stockholders’ Equity

The activity in shares of our common and preferred stock during 2004, 2003 and 2002 included the following:

(Amounts in thousands)	Year Ended December 31,
	2004	2003	2002

Common Stock:
Outstanding at the beginning of the year	37,145	32,718	1,648
Issuance of common stock in the Offering	25,000	—	—
Issuance of common stock in the NSNV Acquisition	12,675	—	—
Other issuances	4,462	4,427	10,972
Repurchases of common stock	(14,098)	—	—
Conversion of notes payable	1,402	—	8,996
Conversion of preferred stock	2,809	—	—
Conversion of warrants	—	—	11,550
Exercise of warrants	600	—	—
Cancellations	—	—	(448)

Outstanding at the end of the year	69,995	37,145	32,718

Series A Preferred Stock:
Outstanding at the beginning of the year	4,091	4,091	—
Conversion of notes payable	—	—	4,091
Transfer of non-core assets	(4,091)	—	—

Outstanding at the end of the year	—	4,091	4,091

Series B Preferred Stock:
Outstanding at the beginning of the year	143	143	—
Conversion of notes payable	—	—	143
Repurchases of preferred stock	(103)
Transfer of non-core assets	(20)	—	—

Outstanding at the end of the year	20	143	143

Series C Preferred Stock:
Outstanding at the beginning of the year	478	—	—
Issuances of preferred stock	—	478	—
Conversion to common stock	(478)	—	—

Outstanding at the end of the year	—	478	—

Common Stock

The Common Stock is $0.001 par value common stock, 150,000,000 shares authorized.

Endeavour International Corporation
Notes to Consolidated Financial Statements

In April and September 2002, we cancelled 448,000 shares of common stock, which were tendered to the Company for cancellation by former officers of the Company when it was named Expression Graphics, Inc.

In February 2002, as partial consideration for the $10.0 million private placement, we issued 3,285,100 shares of common stock and warrants to purchase 11 million shares of common stock with an aggregate exercise price of $2.00 valued at $875,200, which were exercised May 31, 2002. We issued a warrant to purchase 450,000 shares of common stock, at an aggregate exercise price of $1, to a registered broker dealer as payment of a commission for services rendered in connection with the $10.0 million private offering. The warrants were converted into 450,000 common shares of stock on May 31, 2002. We recorded this non-cash item as a loan cost of $45,000 based on the ascribed value of the warrants, which was charged to interest expense. The above common stock and warrants had an ascribed value of $.02 per share.

From February through August 2002, as consideration for services rendered in connection with the acquisition of certain oil and gas interests, we issued to an unrelated party a warrant to purchase 300,000 shares of our common stock at an exercise price of $2.25 per share valued at $3,000. This warrant was exercised in February 2005. As additional consideration we issued a warrant to purchase 100,000 shares of our common stock at an aggregate exercise price of $1.00 valued at $10,000. The warrant was automatically deemed exercised upon the May 2002 Article Amendment. The ascribed value of the warrants, totaling $13,000, increased the cost of the oil and gas interests purchased and was a non-cash item.

In April and May 2002, we issued and sold mandatory convertible promissory notes in the aggregate principal amount of $3.7 million to three accredited investors pursuant to Rule 506. The maturity date of the notes was one year from the date of the notes. We expensed a 10% commission with respect to this offering. Concurrent with the May 2002 Article Amendment, we effected a 1 for 5 reverse stock split of common stock shares and automatically converted the principal amount of those notes into an aggregate of 2.3 million shares of common stock.

Upon the May 2002 Article Amendment, we converted $4.2 million of debt into 5.9 million shares of common stock and 4.1 million shares of Series A preferred stock.

During June and July 2002, we sold 1.9 million shares of common stock in a private placement for $2.25 per share of which 155,000 shares were issuable as of December 31, 2002. We recorded $0.8 million in offering costs and legal costs related to the private placement.

In August 2002, as consideration for services rendered in connection with the acquisition of oil and gas interests, we issued to an unrelated party a warrant to purchase 100,000 shares of our common stock at an exercise price of $2.25 per share valued at $140,000. This warrant expires on August 7, 2005.

In September 2002, an investor exercised its option to invest an additional $550,000 in the Company, at the same terms and conditions as its initial investment. The investor issued us a subscription note for $550,000 and we in turn issued a note for $550,000. This $550,000 was immediately converted into a number of units equal to the original principal amount of the promissory note divided by the conversion price of $1.00 per unit. Each unit consisted of 1.429 shares of common stock and approximately 0.0099 shares of Series B preferred stock. Accordingly, the $550,000 note was converted into 0.8 million issuable shares of common stock and 5,427 issued Series A preferred stock. As of December 31, 2003,

Endeavour International Corporation
Notes to Consolidated Financial Statements

$175,000 of the subscription receivable remained outstanding. The subscription receivable and accrued interest were included in the exchange of our non-core assets in the Restructuring.

In October 2002, as additional incentive for a lender to loan a total of $1.6 million to the Company, we issued to the lender a warrant to purchase a total of 232,500 shares of our common stock at an exercise price of $5.00 per share exercisable at any time through the expiration date of October 2005.

In November 2002, we sold 76,923 shares of common stock in a private placement for $3.25 per share of which 76,923 shares were issuable as of December 31, 2002.

In May 2003, we issued to the former Class B member of BWP and its designee (consisting of creditors and consultants of BWP) 3.3 million shares of common stock and 1.7 million warrants at an exercise price of $2.00 per share expiring in three years as consideration for its purchase of the 100% of the Class B Membership in BWP.

We entered into two securities purchase agreements with RAM during 2003. In connection with these agreements we issued 950,000 shares of our common stock to RAM in consideration of proceeds of $1.3 million.

In December 2003, RAM entered into an agreement with Lancer Offshore, Inc. and Lancer Partners, L.P. to purchase 14.1 million shares of common stock and 0.1 million shares of Series B Preferred Stock (collectively, the “Lancer Shares”) for $5.3 million. Concurrent with the execution of the foregoing agreement, the Company entered into an agreement with RAM to purchase the Lancer Shares for $5.3 million subject to RAM completing the purchase of the Lancer Shares which was finalized February 2004.

In March 2004, as consideration for services rendered in connection with the purchase of the shares of common stock and Series B Preferred stock from RAM, we issued to an unrelated party 300,000 shares of its common stock.

During 2004, we issued 3.1 million shares of common stock as deferred compensation to new management, directors and employees. Approximately 1.7 million, 0.7 million and 0.7 million shares vest in 2005, 2006 and 2007, respectively.

Series A Preferred Stock

The Series A Preferred Stock, $0.001 par value with 9.5 million shares authorized at December 31, 2003, was to pay dividends of 8% of the original issuing price per share per annum, which are cumulative prior to any dividends on the common stock or any series of stock to be created. All shares of our Series A Preferred Stock were included in the exchange of non-core assets in the Restructuring.

Series B Preferred Stock

In September 2002, the Company authorized and designated 500,000 shares of Preferred Stock, as Series B Preferred Stock par value $.001 per share.

The Series B Preferred Stock is to pay dividends of 8% of the original issuing price per share per annum, which are cumulative prior to any dividends on the common stock and on parity with the payment of any

Endeavour International Corporation
Notes to Consolidated Financial Statements

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

In September 2002, we converted $3.9 million in promissory notes for 39,429 shares of our Series B Preferred Stock. As of December 31, 2003, subscription receivable in the amount of $250,000 remained outstanding, which was included in the exchange of our non-core assets in the Restructuring.

In December 2002, we converted $9.9 million in promissory notes into 98,571 shares of our Series B Preferred Stock.

As part of the Restructuring, the majority of shares of our Series B Preferred Stock were repurchased or included in the exchange of non-core assets.

Series C Convertible Preferred Stock

The Series C Preferred Stock, $0.001 par value with 1.5 million shares authorized at December 31, 2003, was to pay dividends of 6% of the original issue price ($10.00) per share per annum, which are cumulative prior to any dividends on the common stock and on parity with the payment of any dividend or other distribution on the Series A Preferred Stock, Series B Preferred Stock, and any other series of preferred stock that has similar characteristics.

Since our common stock price exceeded the initial conversion price of the Series C Preferred Stock there was a beneficial conversion feature recorded as a preferred stock dividend in the amount of $2.8 million as of December 31, 2003.

Between May and July 2003, we sold 477,500 shares of Series C Convertible Preferred Stock in a private placement for $10.00 per share. We recorded $307,200 in offering costs related to this offering. In February 2004, our Series C Preferred shareholders converted all of their 477,500 shares of Series C Preferred Stock into 2.8 million shares of our common stock in the Restructuring.

Stock Warrants

We have the following outstanding warrants to purchase our common stock at December 31, 2004 and 2003:

Endeavour International Corporation
Notes to Consolidated Financial Statements

(Amounts in
thousands, except
per share data)	December 31, 2004		December 31, 2003
Expiration Date	Exercise Price	Shares	Exercise Price	Shares

February 2005	$2.25	200	$2.25	300
August 2005	—	—	$2.25	100
October 2005	$2.00	233	$5.00	233
May 2006	$2.00	1,550	$2.00	1,650
October 2006	$2.00	50	$5.00	50
July 2008	—	—	$1.60	150
February 2009	$2.00	700	—	—
April 2012	$2.00	125	$1.60	275

		2,858		2,758

All warrants are currently exercisable. During 2004, 282,500 warrants with an exercise price of $5.00 and 425,000 warrants with an exercise price of $1.60 were repriced to an exercise price of $2.00. During 2004, 200,000 warrants with an exercise price of $2.25 per share and 400,000 warrants with an exercise price of $2.00 per share were exercised.

The weighted average grant-date fair value of warrants granted during 2004 and 2003 was $2.19 and $0.88, respectively.

Stock Options

Information relating to stock options outstanding at December 31, 2004 is summarized as follows:

(Amounts in
thousands, except
per share data)	Options Outstanding			Options Exercisable
		Weighted Average	Weighted Average		Weighted Average
Range of Exercise	Number of Options	Remaining	Exercise Price Per		Exercise Price Per
Prices	Outstanding	Contractual Life	Share	Number Exercisable	Share

$2.00	1,858	4 years	$2.00	—	—
$2.30	500	4 years	$2.30	500	$2.30
$3.00 - $3.78	520	3 years	$3.04	475	$3.00

	2,878	4 years	$2.24	975	$2.64

Endeavour International Corporation
Notes to Consolidated Financial Statements

     Information relating to stock options is summarized as follows:

(Amounts in
thousands, except
per share data)	2004		2003		2002
		Weighted Average		Weighted Average		Weighted Average
		Exercise Price per		Exercise Price per		Exercise Price per
	Number of Shares	Share	Number of Shares	Share	Number of Shares	Share

Balance outstanding – beginning of year	1,025	$2.76	500	$5.00
Granted	1,903	$2.03	525	$3.19	500	$5.00
Expired	(50)	$5.00	—	—	—	—

Balance outstanding – end of year	2,878	$2.24	1,025	$2.76	500	$5.00

The weighted average grant-date fair value of options granted during 2004, 2003 and 2002 was $1.50, $0.70 and $2.61, respectively.

The 1.9 million options granted during 2004 were granted pursuant to our 2004 Stock Incentive Plan which has been approved by our shareholders. All other stock options have been granted pursuant to stock option plans that were not subject to shareholder approval.

Note 17 — Related Party Transactions

In February 2002, we received subscription agreement commitments for promissory notes aggregating $10 million, which were originally to be funded by August 5, 2003. As incentive to accelerate the funding of their commitments, we issued options to the lenders. If the lenders funded their commitments by March 7, 2002, they would have the option to invest an additional $4 million in us within 120 days of the original funding, at the same terms and conditions as the initial $10 million investment. The fair value of the warrants, as determined by an independent valuation, amounted to $0.1 million and was expensed in full upon their issuance. In February 2002 the full $10 million was funded to us. In consideration for the funds received, we issued two promissory notes totaling $9.9 million. Interest accrued at 8% per annum. The fair value of these two notes was determined by an independent valuation to be $8.8 million and a corresponding discount of $1.1 million was recorded. The discount has been amortized over the term of the note using the effective interest rate method.

During July and August 2003, FEQ paid $305,000 of its outstanding subscription agreement. As of December 31, 2003, $175,000 remained outstanding along with accrued interest. The subscription receivable was included in the exchange of non-core assets in the Restructuring.

Endeavour International Corporation
Notes to Consolidated Financial Statements

We also issued the lenders 3.3 million shares of common stock, and warrants to purchase an aggregate of 11 million shares of our common stock at an aggregate exercise price of $2.00. The common stock and warrants had an ascribed value of approximately $0.10 per share. We issued warrants to purchase 0.5 million shares of common stock, at an aggregate exercise price of $1.00, to a registered broker dealer as payment of a commission for the offering. All warrants issued in connection with this offering were automatically deemed exercised at May 31, 2002, the date we obtained all required approvals of its shareholders to amend the our Articles of Incorporation to increase the authorized shares of our common stock to at least 90 million shares.

In December 2002, the lender and its assignees exchanged their entire principal of $9.9 million in promissory notes into 0.1 million shares of our Series B Preferred Stock. The original principal amount of the promissory note converted into a number of units (“Units”) equal to the original principal amount of the promissory note divided by the conversion price of $100.00 per Unit. Each Unit consisted of 1 fully-paid share of Series B Preferred Stock. Upon conversion of the note, the balance of unamortized discounts was recorded as interest expense. The accrued interest we owed on the note of approximately $693,000 as of December 31, 2002 was assigned by the lender to FEQ Investments, Inc.

In June 2002, the lender exercised its option to invest $4 million in the Company. The investor funded $2.5 million and assigned the option to invest the remaining $1.5 million to various investors. As consideration for the full amount of $4 million, we issued a note for $3.9 million and will issue the lender and its assignees an aggregate 5.7 million shares of common stock. The common stock and note were valued at $0.5 million and $3.5 million, respectively, as determined by an independent valuation. The related discount of $0.4 million was being amortized over the term of the loan. On September 30, 2002, the lender and its assignees exchanged their entire principal of $3.9 million in promissory notes into 0.04 million shares of our Series B Preferred Stock. The original principal amount of the promissory notes were converted into a number of units equal to the original principal amount of the promissory note divided by the conversion price of $100.00 per Unit. Each Unit consisted of 1 fully-paid share of Series B Preferred Stock. The remaining subscription receivable amounted to $1.0 million at December 31, 2002. Upon conversion of the note, the balance of the unamortized discounts was recorded as interest expense.

During January and May 2003, we borrowed $0.3 million from SPH Investments, Inc. and issued various 10% demand notes. In January 2003, we borrowed $0.1 million from SPH Investments, Inc. Profit Sharing Plan and issued a 10% demand note. Each of these notes, plus accrued interest, was repaid by December 31, 2003.

In 2003, the Company relied upon Touchstone USA to provide it with additional reserve assessment analysis and engineering services in connection with the exploration and development of its prospects.

The president of Touchstone USA was the managing member of PHT Gas, LLC, which was the general partner of PHT Partners, LP as of December 31, 2003.

In 2002, Mr. Harrington, our former President, initially provided services to us without compensation. In addition, an affiliate of the president provided accounting services to us without charge. For the three months ended March 31, 2002 the value of these services was de minimis. We recorded as expense an amount representing the value of these services provided prospectively.

In June 2002, we borrowed funds in the amount of $300,000 from an affiliate of our former president. The loan was repaid as of December 31, 2002.

Endeavour International Corporation
Notes to Consolidated Financial Statements

In August 2002, we purchased 819,000 shares representing approximately 7% of ownership in BPK Resources, Inc. At the time of this transaction, we and BPK Resources had one common director who was also president of BPK Resources. As of December 31, 2003, we held 864,500 shares of BPK Resources common stock.

In August and October 2002, we loaned the aggregate of $0.4 million and $0.2 million to BPK Resources, Inc. and its subsidiary, CSR – Hackberry Partners, L.P., respectively. We received various demand promissory notes with annual interest rates of 10% and 12%. These note receivables and accrued interest were included in the exchange of our non-core assets in the Restructuring.

During 2002, we loaned a total of $0.5 million to International Travel CD’s, Inc. (“ILCD”) for which we received various 10% unsecured promissory notes that were due 45 days from the date of issuance. In October 2002, we entered into an Assignment and Release Agreement with ILCD whereby we agreed to purchase and assume the assignment of a secured promissory note between ILCD and Snipes Productions, LLC for full satisfaction of the remaining unpaid balance of the ILCD promissory notes amounting to $0.1 million. The note receivable and accrued interest were included in the exchange of our non-core assets in the Restructuring. The Company acquired 20,000 shares of common stock of ILCD, and in August 2002 the Company also loaned ILCD a total of $475,000. At the time of both of these transactions, the president of the Company was also the president of ILCD.

During 2002, we and our subsidiary Knox-Miss entered into long-term consulting agreements of $6,000 and $3,000 per month, respectively, with ESC Consulting, Inc. At the time the contract was executed the president of ESC Consulting was also the president of FEQ Investments, Inc. (the former managing member of PHT Gas, LLC and CSR, LLC). Subsequently, the president of FEQ Investments resigned and a new president was appointed.

During 2002, we paid investment-banking fees of $200,000 and $260,000, respectively, to FEQ Investments, Inc. and KAB Investments, Inc. (a company under common ownership with FEQ Investments, Inc.). The investment banking fees related to the acquisition of certain oil and gas properties and certain convertible debt placements. As of December 31, 2002, $385,000 of these fees was capitalized as costs related to the acquisition of oil and gas properties.

In January 2003, LSP loaned FEQ (the former managing member of PHT Gas, LLC and CSR, LLC) $1,220,000 and received a 10% promissory note. As of December 31, 2003, principal in the amount of $5,000 remained outstanding along with in accrued interest. In the fourth quarter of 2003, LSP loaned an additional $125,000 to FEQ which was outstanding at December 2003. The loans by LSP were included in our sale of LSP during 2004.

During third quarter 2004, we executed a sublease for office space with Reliant Energy Corporate Services, LLC through March 31, 2008. One of our Co-Chief Executive Officers is a member of Board of Directors of parent company of Reliant Energy Corporate Services, LLC. See Note 19.

In December 2004, we entered into a contract with GX Technology whereby GX Technology would provide seismic data analysis for approximately $0.3 million. One of our co-Chief Executive Officers is a member of the Board of Directors of Input/Output Inc., the parent company of GX Technology. At December 31, 2004, we had not yet paid any funds to GX Technology.

Endeavour International Corporation
Notes to Consolidated Financial Statements

Note 18 — Supplementary Cash Flow Disclosures

Cash paid during the period for interest and income taxes was as follows:

(Amounts in thousands)	Year Ended December 31,
	2004	2003	2002

Interest paid	$130	$210	$132

Income taxes paid	$—	$—	$—

Non-Cash Investing and Financing Transactions

We recorded a reduction in the amount of its unrealized loss on the investment in marketable securities of $0.5 million for the year ended December 31, 2003. We recorded an unrealized loss in the amount of $1.0 million in connection with our investment in marketable securities and warrants for the year ended December 31, 2002.

The Company recorded discounts on the Trident note payable of $0.6 million and $1.5 million due to the value of attached warrants and the beneficial conversion feature on the promissory note in 2003 and 2002, respectively.

In 2002, the Company recorded a discount of $0.8 million and $0.8 million, respectively, on two notes due to the value of attached warrants and the beneficial conversion feature on the promissory notes.

The Company acquired various oil and gas interests of which the Company owed $52,996 as of December 31, 2003 and $1.1 million as of December 31, 2002.

As consideration for 2002 services rendered in connection with the acquisition of oil and gas interests, we issued warrants. The value of the warrants, which was $140,000, was recorded as other capitalized costs in the oil and gas interests.

In 2002, we converted the $3.9 million and $9.9 million notes payable into shares of our preferred Series B stock.

We recorded $0.4 million, $1.6 million and $0.3 million in dividends in 2004, 2003 and 2002, respectively.

We recorded a dividend in the amount of $2.8 million related to the beneficial conversion feature included in the Series C preferred stock issued in 2003.

We issued common stock and warrants to acquire its interest in BWP in 2003.

In 2003, we recorded $0.2 million as the value of the warrants granted to two lenders for the extension of the maturity dates of the loans from those lenders.

Endeavour International Corporation
Notes to Consolidated Financial Statements

In 2004, we issued 12.5 million shares in the NSNV Acquisition with a total purchase price of approximately $25 million. Therefore, the Merger increased current assets by $1.1 million, oil and gas properties by $11.4 million, other assets by $8.3 million, current liabilities by $2.5 million, other liabilities by $3.6 million and equity by $25 million through a noncash transaction that was not reflected in the statement of cash flows.

Noncash investing activities also were incurred with the exchange of certain non-core assets, including BWP Gas, LLC, for all of the Series A Preferred Stock and 20,213 shares of the Series B Preferred Stock, and the Touchstone Exchange. Noncash financing activities were also incurred, including the conversion of all of our Series C Preferred Stock and a portion of our convertible notes into common stock.

Note 19 — Leases

Operating Leases

During third quarter 2004, we executed a sublease for office space with Reliant Energy Corporate Services, LLC through March 31, 2008. Lease payments are expected to be approximately $180,000 for each of the years ended December 31, 2005, 2006 and 2007, and $45,000 for the year ended December 31, 2008. In addition, we have leases for office space and equipment with lease payments of $428,000, $157,000 and $22,000 for the years ended December 31, 2005, 2006 and 2007, respectively.

Capital Leases

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

Minimum future lease payments under capital leases as of December 31, 2004, for each of the next three years and in the aggregate are:

(Amounts in thousands)	Amount

2005	$123
2006	16
2007	3

Net minimum lease payments	142
Less: Amount representing interest	(12)

Present value of net minimum lease payment	$130

Interest rates on capitalized leases are approximately 3.5% and are imputed based on the lower of company’s incremental borrowing rate at the inception of each lease or the lessor’s implicit rate of return.

Endeavour International Corporation
Notes to Consolidated Financial Statements

Note 20 — Comprehensive Loss

Excluding net loss, our source of comprehensive loss is from the net unrealized loss on its marketable debt securities, which are classified as available-for-sale. The following summarizes the components of comprehensive loss:

(Amounts in thousands)	Year Ended December 31,
	2004	2003	2002

Net loss	$(23,372)	$(36,829)	$(4,487)
Unrealized loss	(528)	(465)	(1,000)
Reclassification adjustment for loss realized in net loss above	282	976	—

Unrealized gain (loss), net	(246)	511	(1,000)

Comprehensive loss	$(23,618)	$(36,318)	$(5,487)

Note 21 — Commitments and Contingencies

General

The oil and gas industry is subject to regulation by federal, state and local authorities. In particular, gas and oil production operations and economics are affected by environmental protection statutes, tax statutes and other laws and regulations relating to the petroleum industry. We believe we are in compliance with all federal, state and local laws, regulations applicable to the Company and its properties and operations, the violation of which would have a material adverse effect on us or our financial condition.

PGS Commitment

On December 16, 2003, NSNV and PGS entered into an agreement where, in exchange for certain consideration including, among other things, 18.5% of the outstanding stock of NSNV and a three-year product and service commitment, PGS agreed to grant NSNV the right to use 79,200 square kilometers of 3-D seismic and related data in the North Sea region, including the 3D Mega Merge and North Sea Digital Atlas databases. Under the agreement, NSNV is required to purchase products and services from PGS or certain of its affiliates that have an aggregate invoice value over three years of at least $4.5 million for a period of three years commencing on December 16, 2003 as follows:

Endeavour International Corporation
Notes to Consolidated Financial Statements

(amounts in thousands)

Through December 15, 2005	$2,500
December 16, 2005 to December 15, 2006	2,000

Total PGS commitment	$4,500

During 2004, we signed an agreement with PGS whereby PGS will provide certain information relating to the Holland MegaSurvey to us for approximately $1.2 million. This agreement will apply towards our 2004 and 2005 commitments.

Legal Proceeding

In March 2004, the GHK Company, LLC, GHK/Potato Hills Limited Partnership, and Brian F. Egolf (collectively “Plaintiffs”) commenced an action against Endeavour International Corporation (“Endeavour”), f/k/a Continental Southern Resources, Inc. (“CSOR”), as well as BWP Gas, L.L.C. and HBA Gas, Inc. in state court in Oklahoma City, Oklahoma. In the petition, Plaintiffs allege that in 2003, at a time when CSOR intended to acquire a majority of the membership interests in BWP, that BWP entered into an agreement to assign to Plaintiffs 2.5 million common shares of Endeavour stock upon compliance by Plaintiffs with certain contractual obligations including but not limited to completion and initial commercial production of the Mary #2-34 well, along with the presentation of a development plan and the commencement of the next exploration or development well in the Potato Hills Deep Prospect. Plaintiffs allege in their petition that BWP, HBA and Endeavour are alter egos of each other and jointly and severally liable to Plaintiffs for failing to deliver to Plaintiffs the Endeavour common stock. Plaintiffs seek delivery of the stock as well as a temporary restraining order, a primary and permanent injunction (i) enjoining all dilutions of Plaintiffs’ rights pertaining to Endeavour stock; (ii) enjoining Endeavour from all future stock issuances and transfers of assets not in the ordinary course of business and (iii) prohibiting the alienation or encumbrance of the Endeavour stock that is allegedly in HBA’s possession. On April 6, 2004, the defendants removed the action from the state court to the United States District Court for the Western District of Oklahoma. On October 21, 2004, the United States District Court granted a motion to remand to state court filed by the Plaintiffs and remanded the matter to the District Court of Oklahoma County, Oklahoma. While the outcome can not be predicted at this time, management believes it has good and valid defenses in this litigation and intends to litigate vigorously.

Note 22 – Derivative Financial Instruments

In November 2004, we entered into an oil commodity swap covering 600 barrels of oil per day from December 2004 through December 2006 where we would pay market Brent and receive a fixed price of $41.90. In December 2004, we settled the swap for a net gain of $1.4 million. Due to the short nature of this contract, we did not designate this derivative as a cash flow hedge, and therefore we recorded the full $1.4 million gain in other income in 2004.

Endeavour International Corporation
Notes to Consolidated Financial Statements

Note 23 – Segment and Geographic Information

We have determined we have one reportable operating segment being the acquiring, exploration and development of natural gas and oil properties. Our operations are conducted in geographic segments as follows:

(Amounts in thousands)	2004		2003		2002
	Revenue	Long-lived Assets	Revenue	Long-lived Assets	Revenue	Long-lived Assets

United States	$8	$32,846	$27	$7,569	$16	$21,639
United Kingdom	—	8,918	—	—	—	—
Norway	3,655	39,210	—	—	—	—
Thailand	—	3,688	—	1,693	—	1,137

	$3,663	$84,662	$27	$9,262	$16	$22,776

Note 24 — Subsequent Events

Purchase of Minority Interest in OER

In January 2005, we purchased the remaining 23.34% minority interest, 1,299,772 shares, in OER for consideration of NOK 6.98 and 1.68 shares of our common stock per share of OER. The aggregate consideration paid was approximately US$ 1.4 million in cash and 2,183,617 shares of our common stock.

Convertible Senior Notes

In January and February 2005, we issued $81.25 million aggregate principal amount of convertible senior notes due 2012 in a private placement to qualified institutional buyers, pursuant to an exemption from the registration requirements of the Securities Act of 1933, as amended. The notes bear interest at a rate of 6.00% per annum and are convertible into shares of our common stock at an initial conversion rate of 199.2032 shares of common stock per $1,000 principal amount of notes, subject to adjustment, which is equal to an initial conversion price of approximately $5.02 per share.

The purpose of the notes issuance is to fund expenditures to explore for and develop oil and gas properties, working capital and general corporate purposes, which may include future acquisitions of interests in oil and gas properties.

Derivative Instruments

In January 2005, we entered into an oil commodity swap where we pay market Brent and receive a fixed price that ranges from $46.20 per barrel in the initial month to $40.00 per barrel at the end of the contract.

Endeavour International Corporation
Notes to Consolidated Financial Statements

The contract covers 600 barrels per day from February 2005 through December 2006. The contract requires us to provide $2 million in collateral.

Note 25 – Quarterly Financial Data

		Second
(Amounts in thousands, except per share data)	First Quarter	Quarter	Third Quarter	Fourth Quarter
	2004
Revenues	$8	$—	$—	$3,655
Operating expenses	2,723	3,403	4,130	8,899
Loss from operations	(2,715)	(3,403)	(4,130)	(5,245)
Net loss to common stockholders	(12,924)	(2,326)	(4,026)	(4,520)
Net loss per common share – basic and diluted	(0.26)	(0.03)	(0.06)	(0.06)

			2003
Revenues	$—	$—	$—	$27
Operating expenses	1,165	764	16,919	13,101
Loss from operations	(1,165)	(764)	(16,919)	(13,074)
Net loss to common stockholders	(2,329)	(4,812)	(18,416)	(15,677)
Net loss per common share – basic and diluted	(0.07)	(0.14)	(0.51)	(0.23)

Note 26 — Supplemental Oil and Gas Disclosures — Unaudited

	Capitalized Costs Relating to Oil and Gas Producing Activities
(Amounts in thousands)	United Kingdom	Norway	United States	Thailand	Other	Total

December 31, 2004:
Proved	$—	$20,081	$—	$—	$—	$20,081
Unproved	8,769	17,523	—	—	457	26,749

Total capitalized costs	8,769	37,604	—	—	457	46,830

Accumulated depreciation, depletion and amortization	—	(901)	—	—	—	(901)

Net capitalized costs	$8,769	$36,703	$—	$—	$457	$45,929

Endeavour International Corporation
Notes to Consolidated Financial Statements

	Capitalized Costs Relating to Oil and Gas Producing Activities
(Amounts in thousands)	United Kingdom	Norway	United States	Thailand	Other	Total

December 31, 2003:
Proved	$—	$—	$11,468	$—	$—	$11,468
Unproved	—	—	21,590	—	—	21,590

Total capitalized costs	—	—	33,058	—	—	33,058

Accumulated depreciation, depletion and amortization	—	—	(26,645)	—	—	(26,645)

Net capitalized costs	$—	$—	$6,413	$—	$—	$6,413

Equity Method Investees for the year ended December 31,:

2004	$—	$—	$—	$3,532	$—	$3,532
2003	$—	$—	$4,171	$1,405	$—	$5,576

	Costs Incurred in Oil and Gas Property Acquisition, Exploration and Development Activities
	United
(Amounts in thousands)	Kingdom	Norway	United States	Thailand	Other	Total

Year Ended December 31, 2004:
Acquisition costs:
Proved	$—	$19,210	$—	$—	$—	$19,210
Unproved	4,534	14,822	—	—	—	19,356
Exploration costs	4,235	2,700	—	—	457	7,392
Development costs	—	872	—	—	—	872

Total costs incurred	$8,769	$37,604	$—	$—	$457	$46,830

Year Ended December 31, 2003:
Acquisition costs:
Proved	$—	$—	$—	$—	$—	$—
Unproved	—	—	11,962	—	—	11,962
Exploration costs	—	—	2,118	—	—	2,118
Development costs	—	—	—	—	—	—

Total costs incurred	$—	$—	$14,080	$—	$—	$14,080

Endeavour International Corporation
Notes to Consolidated Financial Statements

Costs Incurred in Oil and Gas Property Acquisition, Exploration and Development Activities
	United
(Amounts in thousands)	Kingdom	Norway	United States	Thailand	Other	Total

Year Ended December 31, 2002:
Acquisition costs:
Proved	$—	$—	$—	$—	$—	$—
Unproved	—	—	16,129	—	—	16,129
Exploration costs	—	—	2,849	—	—	2,849
Development costs	—	—	—	—	—	—

Total costs incurred	$—	$—	$18,978	$—	$—	$18,978

Equity Method Investees for the year ended December 31,:
2004	$—	$—	$—	$2,127	$—	$2,127
2003	$—	$—	$8,758	$643	$—	$9,401
2002	$—	$—	$—	$762	$—	$762

Endeavour International Corporation
Notes to Consolidated Financial Statements

Results of Operations for Oil and Gas Producing Activities
	United
(Amounts in thousands)	Kingdom	Norway	United States	Thailand	Other	Total

Year Ended December 31, 2004:
Revenues	$—	$3,655	$8	$—	$—	$3,663
Production expenses	—	2,064	1	—	—	2,065
DD&A	—	901	2	—	—	903
Income tax expense	—	538	—	—	—	538

Results of activities	$—	$152	$5	$—	$—	$157

Year Ended December 31, 2003:
Revenues	$—	$—	$27	$—	$—	$27
Production expenses	—	—	6	—	—	6
DD&A	—	—	1,497	—	—	1,497
Impairment of oil and gas properties	—	—	25,168	—	—	25,168
Income tax expense	—	—	—	—	—	—

Results of activities	$—	$—	$(26,644)	$—	$—	$(26,644)

Year Ended December 31, 2002:
Revenues	$—	$—	$16	$—	$—	$16
Production expenses	—	—	17	—	—	17
DD&A	—	—	—	—	—	—
Impairment of oil and gas properties	—	—	—	—	—	—
Income tax expense	—	—	—	—	—	—

Results of activities	$—	$—	$(1)	$—	$—	$(1)

Equity Method Investees for the year ended December 31,:						2
2004	$—	$—	$—	$(201)	$—	$(201)

2003	$—	$—	$(1,123)	$(85)	$—	$(1,208)

2002	$—	$—	$—	$(25)	$—	$(25)

Oil and Gas Reserves

Proved reserves are estimated quantities of oil, gas and natural gas liquids that geological and engineering data demonstrate with reasonable certainty to be recoverable in future years from known reservoirs under existing economic and operating conditions. Proved developed reserves are proved reserves that can reasonably be expected to be recovered through existing wells with existing equipment and operating methods. The reserve volumes presented are estimates only and should not be construed as being exact quantities. These reserves may or may not be recovered and may increase or decrease as a result of our future operations and changes in economic conditions. Our oil and gas reserves were estimated by independent reserve engineers.

Endeavour International Corporation
Notes to Consolidated Financial Statements

	Year Ended December 31,

	2004				2003	2002

	United				United	United
	States	Norway	Thailand	Total	States	States

Proved Oil Reserves (MBbls):
Proved reserves, beginning of year	—	—	—	—	—	—
Purchase of proved reserves, in place	—	1,634	—	1,634	—	—
Production	—	(91)	—	(91)	—	—
Sales of reserves, in place	—	—	—	—	—	—
Extensions and discoveries	—	—	—	—	—	—
Revisions of previous estimates	—	—	—	—	—	—

Proved reserves, end of year	—	1,543	—	1,543	—	—

Proved Gas Reserves (MMcf):
Proved reserves, beginning of year	52	—	—	52	—	—
Purchase of proved reserves, in place	—	6,740	—	6,740	60	—
Production	(2)	(15)	—	(17)	(8)	—
Sales of reserves, in place	(50)	—	—	(50)	—	—
Extensions and discoveries	—	—	—	—	—	—
Revisions of previous estimates	—	—	—	—	—	—

Proved reserves, end of year	—	6,725	—	6,725	52	—

Proved Reserves (MBOE):
Proved reserves, beginning of year	9	—	—	9	—	—
Purchase of proved reserves, in place	—	2,757	—	2,757	10	—
Production	(1)	(93)	—	(94)	(1)	—
Sales of reserves, in place	(8)	—	—	(8)	—	—
Extensions and discoveries	—	—	—	—	—	—
Revisions of previous estimates	—	—	—	—	—	—

Proved reserves, end of year	—	2,664	—	2,664	9	—

Equity in proved reserves of equity method investees:
Gas (MMcf)	—	—	25,006	25,006	—	—
Natural gas liquids (MBbls)	—	—	75	75	—	—
Proved Reserves (MBOE)	—	—	4,243	4,243	—	—

Proved Developed Oil Reserves (MBbls)	—	1,094	—	1,094	—	—

Proved Developed Gas Reserves (MMcf)	—	123	—	123	52	—

Proved Developed Reserves (MBOE)	—	1,115	—	1,115	9	—

Endeavour International Corporation
Notes to Consolidated Financial Statements

Our reserves in Norway were acquired in the OER Acquisition and include 622 MBOE at December 31, 2004 held by the minority interest in OER. As discussed in Note 24, we purchased the 23.34% minority interest in OER in January 2005.

Our equity in proved reserves of equity method investees in Thailand includes 243 MBOE at December 31, 2004 held by the minority interest of approximately 5%. There are no proved, developed reserves associated with our equity method investees in Thailand.

Standardized Measure of Discounted Future Net Cash Flows

Future cash inflows and future production and development costs are determined by applying year-end prices and costs to the estimated quantities of oil and gas to be produced. Estimated future income taxes are computed using current statutory income tax rates for where production occurs. The resulting future net cash flows are reduced to present value amounts by applying a 10% annual discount factor.

Estimates of future cash inflows are based on prices at year-end. Oil, gas and condensate prices are escalated only for fixed and determinable amounts under provisions in some contracts. Estimated future cash inflows are reduced by estimated future development, production, abandonment and dismantlement costs based on year-end cost levels, assuming continuation of existing economic conditions, and by estimated future income tax expense. Income tax expense, both U.S. and foreign, is calculated by applying the existing statutory tax rates, including any known future changes, to the pretax net cash flows giving effect to any permanent differences and reduced by the applicable tax basis. The effect of tax credits is considered in determining the income tax expense.

The standardized measure of discounted future net cash flows is not intended to present the fair market value of our oil and gas reserves. An estimate of fair value would also take into account, among other things, the recovery of reserves in excess of proved reserves, anticipated future changes in prices and costs, an allowance for return on investment and the risks inherent in reserve estimates.

Under the full cost method of accounting, a noncash charge to earnings related to the carrying value of the Company’s oil and gas properties on a country-by-country basis may be required when prices are low. Whether we will be required to take such a charge depends on the prices for crude oil and natural gas at the end of any quarter, as well as the effect of both capital expenditures and changes to proved reserves during that quarter. Given the volatility of natural gas and oil prices, it is reasonably possible that our estimate of discounted future net cash flows from proved oil and gas reserves will change in the near term. If a noncash charge were required, it would reduce earnings for the period and result in lower DD&A expense in future periods.

Endeavour International Corporation
Notes to Consolidated Financial Statements

Standardized Measure of Discounted Future Net Cash Flows
(Amounts in thousands)	December 31,

	2004			2003

				United
	Norway	Thailand	Total	States

Future cash inflows	$89,073	$—	$89,073	$190
Future production costs	(42,715)	—	(42,715)	(74)
Future development costs	(21,192)	—	(21,192)	—
Future income tax expense	(12,086)	—	(12,086)	—

Future net cash flows (undiscounted)	13,080	—	13,080	116

Annual discount of 10% for estimated timing	2,815	—	2,815	(45)

Standardized measure of future net cash flows	$10,265	$—	$10,265	$71

Equity Method Investees	$—	$15,251	$15,251	$—

Principal Sources of Change in the Standardized Measure of Discounted Future Net Cash Flows
(Amounts in thousands)	Year Ended December 31,

	2004	2003	2002

Standardized measure, beginning of period	$71	$—	$—
Net changes in prices and production costs	1,581	—	—
Future development costs	871	—	—
Revisions of previous quantity estimates	—	—	—
Extension of reservoir	—	—	—
Sale of reserves in place	(71)	—	—
Accretion of discount	—	—	—
Changes in income taxes, net	1,063	—	—
Sale of oil and gas produced, net of production costs	(1,591)	—	—
Purchased reserves	10,498	71	—
Change in estimated future development costs, production, timing and other	(2,157)	—	—

Standardized measure, end of period	$10,265	$71	$—

Equity Method Investors	$15,251	$—	$—

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our co-executive officers (“Co-CEOs”) and our Chief Accounting Officer, we evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2004. Based on that evaluation our Co-CEOs and our Chief Accounting Officer concluded that our disclosure controls and procedures are effective to ensure that information we are required to disclose in our reports filed or submitted under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.

Management’s Assessment on Internal Control Over Financial Reporting

Management of the Company is responsible for establishing and maintaining adequate internal controls over financial reporting, as defined in Rules 13a-15(f) and 15d-15(f) of the Securities Exchange Act of 1934, as amended. Our internal controls were designed to provide reasonable assurance as to the reliability of our financial reporting and the preparation and presentation of the consolidated financial statements for external purposes in accordance with accounting principles generally accepted in the United States.

Because of its inherent limitations, internal control over financial reporting may not detect or prevent misstatements. Projections of any evaluation of the effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Our management assessed the effectiveness of our internal controls over financial reporting as of December 31, 2004. In making this assessment, our management used the criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on our assessment, our internal controls over financial reporting were effective as of December 31, 2004 based on the foregoing criteria. Management included in its assessment of internal controls over financial reporting all consolidated entities except those falling under OER oil AS. Endeavour International Corporation acquired OER oil AS on November 23, 2004. OER oil AS’s internal control over financial reporting related to total assets of $63.3 million and total revenues of $3.7 million as of and for the year ended December 31, 2004. As permitted by the SEC’s published guidance, we excluded these entities from our assessment as they were acquired late in the year, and it was not possible to conduct our assessment between the date of acquisition and the end of the year.

KPMG LLP, an independent registered public accounting firm, audited management’s assessment of the effectiveness of internal control over financial reporting and issued the report set forth on the following page.

Changes in Internal Control over Financial Reporting

There were no changes in our internal controls over financial reporting during the quarterly period ended December 31, 2004 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders
Endeavour International Corporation:

We have audited Management’s Assessment on Internal Control Over Financial Reporting, that Endeavour International Corporation maintained effective internal control over financial reporting as of December 31, 2004, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Endeavour International Corporation’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, management’s assessment that Endeavour International Corporation maintained effective internal control over financial reporting as of December 31, 2004, is fairly stated, in all material respects, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Also, in our opinion, Endeavour International Corporation maintained, in all material respects, effective internal control over financial reporting as of December 31, 2004, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

Endeavour International Corporation acquired OER oil AS on November 23, 2004, and management excluded from its assessment of the effectiveness of Endeavour International Corporation’s internal control over financial reporting as of December 31, 2004, OER oil AS’s internal control over financial reporting associated with total assets of $63.3 million and total revenues of $3.7 million included in the consolidated financial statements of Endeavour International Corporation and subsidiaries as of and for the year ended December 31, 2004. Our audit of internal control over financial reporting of Endeavour International Corporation also excluded an evaluation of the internal control over financial reporting of OER oil AS.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet of Endeavour International Corporation and subsidiaries as of December 31, 2004, and the related consolidated statements of operations, changes in stockholders’ equity and cash flows for the year ended December 31, 2004, and our report dated March 7, 2005 expressed an unqualified opinion on those consolidated financial statements.

KPMG LLP

Houston, Texas
March 7, 2005

Item 9B. Other Information

None.

Part III

Item 10. Directors and Executive Officers of the Registrant.

Our Definitive Proxy Statement for our 2005 Annual Meeting of Stockholders, when filed pursuant to Regulation 14A under the Securities Exchange Act of 1934, will be incorporated by reference into this annual report on Form 10-K pursuant to General Instruction G(3) of Form 10-K and will provide the information required under Part III, Item 10.

Item 11. Executive Compensation

Our Definitive Proxy Statement for our 2005 Annual Meeting of Stockholders, when filed pursuant to Regulation 14A under the Securities Exchange Act of 1934, will be incorporated by reference into this annual report on Form 10-K pursuant to General Instruction G(3) of Form 10-K and will provide the information required under Part III, Item 11.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Our Definitive Proxy Statement for our 2005 Annual Meeting of Stockholders, when filed pursuant to Regulation 14A under the Securities Exchange Act of 1934, will be incorporated by reference into this annual report on Form 10-K pursuant to General Instruction G(3) of Form 10-K and will provide the information required under Part III, Item 12.

Item 13. Certain Relationships and Related Transactions

Our Definitive Proxy Statement for our 2005 Annual Meeting of Stockholders, when filed pursuant to Regulation 14A under the Securities Exchange Act of 1934, will be incorporated by reference into this annual report on Form 10-K pursuant to General Instruction G(3) of Form 10-K and will provide the information required under Part III, Item 13.

Item 14. Principal Accounting Fees and Services.

Our Definitive Proxy Statement for our 2005 Annual Meeting of Stockholders, when filed pursuant to Regulation 14A under the Securities Exchange Act of 1934, will be incorporated by reference into this annual report on Form 10-K pursuant to General Instruction G(3) of Form 10-K and will provide the information required under Part III, Item 14.

Item 15. Exhibits and Financial Statement Schedules

(a) (1) and (2) Financial Statements and Financial Statement Schedules
See our consolidated financial statements included in Item 8 above.

(a) (3) Exhibits.

See “Index of Exhibits” below which lists the documents filed as exhibits herewith.

(b) Exhibits.

See “Index of Exhibits” below which lists the documents filed as exhibits herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Endeavour International Corporation

By:	/s/ William L. Transier	/s/ John N. Seitz

	William L. Transier	John N. Seitz
	Co-Chief Executive Officer	Co-Chief Executive Officer

Date: March 11, 2005

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature		Title	Date
By:	/s/ William L. Transier	Co-Chief Executive Officer and	March 11, 2005
Director (Co-Principal Executive
	William L. Transier	Officer)

By:	/s/ John N. Seitz	Co-Chief Executive Officer and	March 11, 2005
Director (Co-Principal
	John N. Seitz	Executive Officer)

By:	/s/ John B. Connally III	Director	March 11, 2005

John B. Connally III

By:	/s/ Barry J. Galt	Director	March 11, 2005

Barry J. Galt

By:	/s/ Nancy K. Quinn	Director	March 11, 2005

Nancy K. Quinn

By:	/s/ Robert L. Thompson	Chief Accounting Officer	March 11, 2005
(Principal Financial Officer and
	Robert L. Thompson	Principal Accounting Officer)

Index to Exhibits

Exhibit		Description
2.1
Agreement and Plan of Merger by and among Continental Southern Resources, Inc., CSOR Acquisition Corp. and NSNV, Inc. (Incorporated by reference to Exhibit 2.1 on Current Report on Form 8-K (Commission File No. 000-33439) filed February 27, 2004)

2.2
Plan and Agreement of Merger, dated as of February 27, 2004, between Continental Southern Resources, Inc. (n/k/a Endeavour International Corporation) and its wholly-owned subsidiary Endeavour International Corporation (Incorporated by reference to Exhibit 10.1 on Current Report on Form 8-K (Commission File No. 000-33439) filed on March 1, 2004)

3.1		Amended and Restated Articles of Incorporation (Incorporated by reference to Exhibit 3.2 of our Quarterly Report on Form 10-Q (Commission File No. 001-32212) for the quarter ended June 30, 2004)

3.2		Amended and Restated Bylaws (Incorporated by reference to Exhibit 3.1 of our Quarterly Report on Form 10-Q (Commission File No. 001-32212) for the quarter ended June 30, 2004)

3.3
Amended and Restated Certificate of Designation of Series B Preferred Stock filed February 26, 2004 (Incorporated by reference to Exhibit 3.3 of our Quarterly Report on Form 10-Q (Commission File No. 001-32212) for the quarter ended June 30, 2004.)

3.4		Articles of Merger filed February 27, 2004 (Incorporated by reference to Exhibit 3.4 of our Quarterly Report on Form 10-Q (Commission File No. 001-32212) for the quarter ended June 30, 2004.)

3.5		Specimen of Common Stock Certificate (Incorporated by reference to Exhibit 3.7 of our Quarterly Report on Form 10-Q (Commission File No. 001-32212) for the quarter ended June 30, 2004.)

4.1	(a)
Warrants to Purchase Common Stock issued to Gemini Growth Fund, L.P. in April 2002 (Incorporated by reference to Exhibit 4.6 of our Quarterly Report on Form 10-QSB (Commission File No. 000-33439) for the Quarter Ended June 30, 2002.)

4.1	(b)
First Amendment to Warrants to Purchase Common Stock dated July 29, 2003 (warrant # 2002-1) (Incorporated by reference to Exhibit 4.5 of our Annual Report on Form 10-KSB (Commission File No. 000-33439) for the year ended December 31, 2003.)

4.1	(c)
Second Amendment to Warrants to Purchase Common Stock dated February 26, 2004 (warrant # 2002-1) (Incorporated by reference to Exhibit 4.5 of our Annual Report on Form 10-KSB (Commission File No. 000-33439) for the year ended December 31, 2003.)

4.2	(a)
Warrants to Purchase Common Stock issued to Trident Growth Fund, LP dated July 29, 2003 (warrant # 2003-3) (Incorporated by reference to Exhibit 4.7 of our Annual Report on Form 10-KSB (Commission File No. 000-33439) for the year ended December 31, 2003)

Exhibit		Description
4.2	(b)
First Amendment to Warrants to Purchase Common Stock dated February 26, 2004 (warrant # 2003-3) (Incorporated by reference to Exhibit 4.7 of our Annual Report on Form 10-KSB (Commission File No. 000-33439) for the year ended December 31, 2003)

4.3	(a)
Warrants to Purchase Common Stock issued to Trident Growth Fund, LP (warrant # 2003-1) (Incorporated by reference to Exhibit 4.8 of our Annual Report on Form 10-KSB (Commission File No. 000-33439) for the year ended December 31, 2003)

4.3	(b)
First Amendment to Warrants to Purchase Common Stock dated July 29, 2003 (warrant #2003-1) (Incorporated by reference to Exhibit 4.8 of our Annual Report on Form 10-KSB (Commission File No. 000-33439) for the year ended December 31, 2003)

4.3	(c)
Second Amendment to Warrants to Purchase Common Stock dated February 26, 2004 (warrant # 2003-1) (Incorporated by reference to Exhibit 4.8 of our Annual Report on Form 10-KSB (Commission File No. 000-33439) for the year ended December 31, 2003)

4.4
Warrant to Purchase 25,000 Shares of Common Stock issued to Trident Growth Fund, L.P. (Incorporated by reference to Exhibit 10.11 of our Annual Report on Form 10-KSB (Commission File No. 000-33439) for the Year Ended December 31, 2002).

* 4.5		Indenture, dated as of January 20, 2005, between Endeavour International Corporation and Wells Fargo Bank, National Association, as Trustee, relating to the 6.00% Convertible Senior Notes due 2012.

4.6
Registration Rights Agreement dated as of January 20, 2005, among Endeavour International Corporation and J.P. Morgan Securities Inc. and Sanders Morris Harris Inc., as Placement Agents (Incorporated by reference to our Exhibit 4.2 to our Current Report on Form 8-K (Commission File No. 001-32212) filed on January 24, 2005.)

4.7	(a)	Debt agreement between OER oil AS and Handelsbanken (Incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K (Commission File No. 001-32212) filed on November 30, 2004.)

4.7	(b)
Amendment to debt agreement between OER oil AS and Handelsbanken (Incorporated by reference to Exhibit 10.2 to our Current Report on Form 8-K (Commission File No. 001-32212) filed on November 30, 2004.)

10.1
Form of Amended and Restated Option to Purchase 100,000 Shares of Common Stock dated August 8, 2003, between the Company and each of Stephen P. Harrington, Humbert B. Powell, III, Gary Krupp, Thomas M. Curran and John B. Connally III (Incorporated by reference to Exhibit 10.25 of our Quarterly Report on Form 10-QSB (Commission File No. 000-33439) for the quarter ended June 30, 2003).

10.2	(a)
Option to Purchase 200,000 shares of Common Stock issued to Joseph M. Fioravanti (Incorporated by reference to Exhibit 10.26 of our Quarterly Report on Form 10-QSB (Commission File No. 000-33439) for the quarter ended June 30, 2003.)

10.2	(b)
Amendment to Option to Purchase Common Stock dated February 26, 2004 between the Company and Joseph M. Fiorvanti (Incorporated by reference to Exhibit 10.7 of our Annual Report on Form 10-KSB (Commission File No. 000-33439) for the year ended December 31, 2003.)

Exhibit		Description
10.3
Form of Amendment to Amended and Restated Option to Purchase Common Stock dated February 26, 2004, executed by each of Stephen P. Harrington, Humbert B. Powell, III Gary Krupp, Thomas M. Curran and John B. Connally. (Incorporated by reference to Exhibit 10.8 of our Annual Report on Form 10-KSB (Commission File No. 000-33439) for the year ended December 31, 2003)

10.4	(a)
Limited Partnership Agreement of PHT Partners, L.P. dated August 14, 2002 (Incorporated by reference to Exhibit 10.13 of our Quarterly Report on Form 10-QSB (Commission File No. 000-33439) for the Quarter Ended March 31, 2003).

10.4	(b)
Amendment to the Limited Partnership Agreement of PHT Partners, L.P. dated June 23, 2003 (Incorporated by reference to Exhibit 10.10 of our Annual Report on Form 10-KSB (Commission File No. 000-33439) for the year ended December 31, 2003.)

10.4	(c)
Amendment to the Limited Partnership Agreement of PHT Partners, L.P. dated August 27, 2003 (Incorporated by reference to Exhibit 10.10 of our Annual Report on Form 10-KSB (Commission File No. 000-33439) for the year ended December 31, 2003.)

10.4	(d)
Amendment to the Limited Partnership Agreement of PHT Partners, L.P. dated February 26, 2004 (Incorporated by reference to Exhibit 10.10 of our Annual Report on Form 10-KSB (Commission File No. 000-33439) for the year ended December 31, 2003.)

10.5
Operating Agreement of BWP Gas, LLC dated July 21, 2003 (Incorporated by reference to Exhibit 10.19 of our Quarterly Report on Form 10-QSB (Commission File No. 000-33439) for the Quarter Ended June 30, 2003)

10.6
Exploration Agreement dated May 19, 2003 by and among BWP Gas, LLC, The GHK Company, LLC and GHK Potato Hills Limited Partnership (Incorporated by reference to Exhibit 10.20 of our Quarterly Report on Form 10-QSB (Commission File No. 000-33439) for the Quarter Ended June 30, 2003)

10.7
Membership Purchase Agreement dated May 27, 2003 by and among BWP Gas, LLC, HBA Gas, Inc. and the Registrant (Incorporated by reference to Exhibit 10.21 of our Quarterly Report on Form 10-QSB (Commission File No. 000-33439) for the Quarter Ended June 30, 2003)

10.8
Form of Common Stock Purchase Warrant dated October 18, 2002 issued to Michael Marcus and Amendment to Common Stock Purchase Warrant issued to Michael Marcus. (Incorporated by reference to Exhibit 10.20 of our Annual Report on Form 10-KSB (Commission File No. 000-33439) for the year ended December 31, 2003)

10.9
Purchase and Sale Agreement by and between Continental Southern Resources, Inc. and CSOR Preferred Liquidation, LLC, dated February 26, 2004. (Incorporated by reference to Exhibit 10.21 of our Annual Report on Form 10-KSB (Commission File No. 000-33439) for the year ended December 31, 2003)

10.10	(a)
Stock Acquisition Agreement dated as of December 16, 2003 between Continental Southern Resources, Inc. and Ram Trading, Ltd. (Incorporated by reference to Exhibit 99.6 of the Schedule 13D (Commission File No. 005-62401) filed on March 9, 2004 by Ram Trading, Ltd. et al)

Exhibit		Description
10.10	(b)
Amendment to Stock Acquisition Agreement dated as of December 30, 2003 by and between Ram Trading, Ltd. and Continental Southern Resources, Inc. (Incorporated by reference to Exhibit 99.7 of the Schedule 13D (Commission File No. 005-62401) filed on March 9, 2004 by Ram Trading, Ltd. et al)

10.11
Common Stock Purchase Warrant dated February 26, 2004 issued to Sanders Morris Harris Inc. in connection with the private placement of 25,000,000 shares of the Company’s common stock. (Incorporated by reference to Exhibit 10.24 of our Annual Report on Form 10-KSB (Commission File No. 000-33439) for the year ended December 31, 2003)

10.12
Form of Securities Purchase Agreement, dated February 4, 2004, by and between Continental Southern Resources, Inc. and certain purchasers pursuant to a private placement of 125,000 shares of Company’s common stock. (Incorporated by reference to Exhibit 10.25 of our Annual Report on Form 10-KSB (Commission File No. 000-33439) for the year ended December 31, 2003)

10.13
Registration Rights Agreement dated as of February 26, 2004 pursuant to the private placement of 25,000,000 shares of the Company’s common stock. (Incorporated by reference to Exhibit 10.26 of our Annual Report on Form 10-KSB (Commission File No. 000-33439) for the year ended December 31, 2003)

10.14
Piggyback Registration Rights Agreement dated as of February 26, 2004 between the Company and certain purchasers. (Incorporated by reference to Exhibit 99.2 of the Schedule 13D (Commission File No. 005-62401) filed on March 9, 2004 by Ram Trading, Ltd. et al).

10.15
Interest Purchase Agreement dated February 26, 2004 by and between Continental Southern Resources, Inc. and Knox Gas, LLC. (Incorporated by reference to Exhibit 10.28 of our Annual Report on Form 10-KSB (Commission File No. 000-33439) for the year ended December 31, 2003)

10.16
Interest Pledge Agreement, dated February 26, 2004, by and among Knox Gas, LLC and Continental Southern Resources, Inc. (Incorporated by reference to Exhibit 10.29 of our Annual Report on Form 10-KSB (Commission File No. 000-33439) for the year ended December 31, 2003)

10.17
Secured Promissory Note dated February 26, 2004, made by Knox Gas, LLC in favor of Continental Southern Resources, Inc. (Incorporated by reference to Exhibit 10.30 of our Annual Report on Form 10-KSB (Commission File No. 000-33439) for the year ended December 31, 2003)

10.18	(a)
Securities Purchase Agreement dated October 28, 2003 by and between Continental Southern Resources, Inc. and Ram Trading, Ltd. regarding the purchase and sale of interests in Knox-Miss Partners, LP. (Incorporated by reference to Exhibit 10.31 of our Annual Report on Form 10-KSB (Commission File No. 000-33439) for the year ended December 31, 2003)

10.18	(b)
First Amendment to Securities Purchase Agreement dated December 10, 2003 by and between Continental Southern Resources, Inc. and Ram Trading, Ltd. (Incorporated by reference to Exhibit 10.32 of our Annual Report on Form 10-KSB (Commission File No. 000-33439) for the year ended December 31, 2003)

Exhibit		Description
10.19
Securities Purchase Agreement dated August 27, 2003 by and between Continental Southern Resources, Inc. and Ram Trading, Ltd. regarding the purchase and sale of interests in Louisiana Shelf-Partners, L.P. (Incorporated by reference to Exhibit 10.33 of our Annual Report on Form 10-KSB (Commission File No. 000-33439) for the year ended December 31, 2003)

10.20
Form of Lock Up Agreement executed by each of the current executive officers of the Company and PGS Exploration (UK) Limited. (Incorporated by reference to Exhibit 10.34 of our Annual Report on Form 10-KSB (Commission File No. 000-33439) for the year ended December 31, 2003)

10.21
Form of Lock-up Agreement executed by certain of the Company’s stockholders. (Incorporated by reference to Exhibit 10.35 of our Annual Report on Form 10-KSB (Commission File No. 000-33439) for the year ended December 31, 2003)

†10.22		2004 Incentive Plan, effective February 26, 2004. (Incorporated by reference to Exhibit 10.36 of our Annual Report on Form 10-KSB (Commission File No. 000-33439) for the year ended December 31, 2003)

†10.23
Employment Agreement dated February 26, 2004 by and between Continental Southern Resources, Inc. and William L. Transier. (Incorporated by reference to Exhibit 10.37 of our Annual Report on Form 10-KSB (Commission File No. 000-33439) for the year ended December 31, 2003)

†10.24
Employment Agreement dated February 26, 2004 by and between Continental Southern Resources, Inc. and John N. Seitz. (Incorporated by reference to Exhibit 10.38 of our Annual Report on Form 10-KSB (Commission File No. 000-33439) for the year ended December 31, 2003)

†10.25		Form of Restricted Stock Award Agreement. (Incorporated by reference to Exhibit 10.39 of our Annual Report on Form 10-KSB (Commission File No. 000-33439) for the year ended December 31, 2003)

10.26	(a)
Agreement between PGS Exploration (UK) Limited and NSNV, Inc. as Licensee. (Portions of this exhibit have been omitted pursuant to a request for confidential treatment.) (Incorporated by reference to Exhibit 10.1 for our Quarterly Report on Form 10-Q (Commission File No. 000-33439) for the quarter ended March 31, 2004.)

10.26	(b)
Appendix No. 1 to License Agreement No. 2004-85 between PGS Exploration (UK) Ltd. and Endeavour Operating Corporation, dated January 10, 2005 (Incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K (Commission File No. 001-32212) filed on January 11, 2005.)

10.27
Share Sale and Purchase Agreement between Lundin Petroleum B.V. and Endeavour Energy Norge AS dated October 12, 2004 (Incorporated by reference to Exhibit 2.1 to our Current Report on Form 8-K (Commission File No. 001-32212) filed on October 14, 2004.)

10.28
Form of Conditional Offer to Buy Shares of Stock to the Minority Stockholders of OER oil AS (Incorporated by reference to Exhibit 2.1 to our Current Report on Form 8-K (Commission File No. 001-32212) filed on November 15, 2004.)

Exhibit	Description
†10.29
Form of Nonstatutory Stock Option Agreement between Endeavour International Corporation and William L. Transier, John N. Seitz, Michael D. Cochran, Bruce H. Stover, H. Don Teague and Robert L. Thompson, individually (Incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K (Commission File No. 001-32212) on January 5, 2005.)

†10.30
Form of One-Year Restricted Stock Agreement between Endeavour International Corporation and William L. Transier, John N. Seitz, Michael D. Cochran, Bruce H. Stover, H. Don Teague and Robert L. Thompson, individually (Incorporated by reference to Exhibit 10.2 to our Current Report on Form 8-K (Commission File No. 001-32212) on January 5, 2005.)

†10.31
Form of Three-Year Restricted Stock Agreement between Endeavour International Corporation and William L. Transier, John N. Seitz, Michael D. Cochran, Bruce H. Stover, H. Don Teague and Robert L. Thompson, individually (Incorporated by reference to Exhibit 10.3 to our Current Report on Form 8-K (Commission File No. 001-32212) on January 5, 2005.)

†10.32
Form of Stock Grant Agreement between Endeavour International Corporation and William L. Transier, John N. Seitz, Michael D. Cochran, Bruce H. Stover, H. Don Teague and Robert L. Thompson, individually (Incorporated by reference to Exhibit 10.4 to our Current Report on Form 8-K (Commission File No. 001-32212) filed on January 5, 2005.)

10.33
License Agreement No. 2004-85 between PGS Exploration (UK) Ltd. and Endeavour Operating Corporation, dated December 21, 2004 (Incorporated by reference to Exhibit 10.2 to our Current Report on Form 8-K (Commission File No. 001-32212) filed on January 11, 2005.)

14.1
Code of Ethics of Endeavour International Corporation. (Incorporated by reference to Exhibit 14.1 of our Annual Report on Form 10-KSB (Commission File No. 000-33439) for the year ended December 31, 2003)

*21.1	List of Subsidiaries.

*23.1	Consent of Independent Registered Public Accounting Firm - KPMG LLP.

*23.2	Consent of Independent Registered Public Accounting Firm - LJ Soldinger Associates LLP.

*23.3	Consent of Independent Reserve Engineers - Gaffney, Cline & Associates Ltd.

*31.1	Certificates of William L. Transier, Co-Chief Executive Officer, pursuant to Rule 13a-14(a) of the Securities and Exchange Act of 1934, as amended.

*31.2	Certificate of John N. Seitz, Co-Chief Executive Officer, pursuant to Rule 13a-14(a) of the Securities and Exchange Act of 1934, as amended.

*31.3	Certificate of Robert L. Thompson, Chief Accounting Officer, pursuant to Rule 13a-14(a) of the Securities and Exchange Act of 1934, as amended.

*32.1	Certification of William L. Transier, Co-Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*32.2	Certificate of John N. Seitz, Co-Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Exhibit	Description
*32.3	Certification of Robert L. Thompson, Chief Accounting Officer, pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed herewith.

†	Identifies management contracts and compensatory plans or arrangements.