Form 10-K/A
period 2004-12-31
ENDEAVOUR INTERNATIONAL CORP
filed 2005-04-29
CIK 1112412

United States
Securities and Exchange Commission

Washington, D.C. 20549

Form 10-K/A

Amendment No. 1

☑ Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Fiscal Year Ended December 31, 2004
☐ Transition Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934
For the transition period from _________ to ___________

Commission file number: 001-32212

Endeavour International Corporation

(Exact name of registrant as specified in its charter)

Nevada	88-0448389

(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1000 Main Street, Suite 3300, Houston, Texas	77002
(Address of principal executive offices)	(Zip code)

(713) 307-8700
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Exchange Act:

Title of Each Class of Stock	Name of Each Exchange on Which Registered

Common Stock	American Stock Exchange
$0.001 par value per share

Securities registered pursuant to Section 12(g) of the Exchange Act:
None

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. . ☑ Yes ☐ No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K . ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). ☑ Yes ☐ No

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

As of May 28, 2005, 74,038,688 shares of the issuer’s common stock were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE :

None.

Item 10. Directors and Executive Officers of the Registrant
Item 11. Executive Compensation
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
Item 13. Certain Relationships and Related Transactions
Item 14. Principal Accounting Fees and Services.
Item 15. Exhibits and Financial Statement Schedules
SIGNATURES
Certificate of Co-CEO Pursuant to Rule 13a-14(a)
Certificate of Co-CEO Pursuant to Rule 13a-14(a)
Certificate of CAO Pursuant to Rule 13a-14(a)
Certificate of Co-CEO Pursuant to Section 1350
Certificate of Co-CEO Pursuant to Section 1350
Certificate of CAO Pursuant to Section 1350

Explanatory Note

We have filed this Amendment No. 1 on Form 10-K/A to amend Items 10, 11, 12, 13 and 14 of Part III of our Annual Report on Form 10-K for the fiscal year ended December 31, 2004, which we filed on March 11, 2005. Because our proxy statement will not be filed by April 30, 2005, the 120th day after the end of our last fiscal year, parts of the definitive proxy statement will not be incorporated by reference into Items 10, 11, 12, 13 and 14 of Part III of the Annual Report on Form 10-K as originally intended. In addition, pursuant to rule 12b-15 of the Securities Exchange Act of 1934, we are including with this Amendment No. 1 on Form 10-K/A certain currently dated certifications. Except as described above, the information contained in our Annual Report on Form 10-K as originally filed with the Securities and Exchange Commission has not been updated or amended.

Item 10. Directors and Executive Officers of the Registrant.

Directors

     The following table sets forth information regarding the names, ages and principal occupations of the directors, directorships in other companies held by them and the length of continuous service as a director of the Company:

	Principal Occupation and Directorships	Age
John B. Connally III	Independent Oil and Gas Investor. Founder and Principal of Pure Gas Partners, Ltd. Director of Pure Energy Group, Inc. Director of the Company since May 2002.	58

Barry J. Galt	Director of Dynegy, Inc., Trinity Industries, Inc., and Abraxas Petroleum Company. Director of the Company since May 2004.	71

Nancy K. Quinn	Director of Atmos Energy Corporation. Principal of Hanover Capital, LLC. Director of the Company since March 2004.	51

John N. Seitz	Co-Chief Executive Officer of the Company. Director of Input/Output Inc. and Elk Petroleum, Inc. Director of the Company since February 2004.	53

William L. Transier	Co-Chief Executive Officer of the Company. Director of Reliant Resources, Inc. and Cal Dive International, Inc. Director of the Company since February 2004.	50

     Each of the directors named above have been engaged in the principal occupation set forth opposite his or her name for the past five years except as follows:

     Mr. Connally served as President, Chief Executive Officer and a Director of BPK Resources, Inc., a gas and oil exploration company whose shares traded on the OTC Bulletin Board, from 2002-April

2004, Principal and Officer of Graver Manufacturing Company from 2000-2001 and Director and Officer of International Testing Services, Inc. from 1999-2000.

     Mr. Transier served as Executive Vice-President and Chief Financial Officer for Ocean Energy, Inc. from 1999-2003, prior to its merger with Devon Energy Corporation, and from its formation in November 2003 until its merger with the Company in February 2004, he served as Co-Chief Executive officer of NSNV, Inc.

     Ms. Quinn was a Director of Louis Dreyfus Natural Gas Co. from May 1999-October 2001.

     Mr. Seitz served as Chief Executive Officer, Chief Operating Officer and President of Anadarko Petroleum Corporation from 2002-2003, and as President and Chief Operating Officer of Anadarko Petroleum Corporation from 1999-2003, and from its formation in November 2003 until its merger with the Company in February 2004, he served as Co-Chief Executive Officer of NSNV, Inc.

     Mr. Galt served as Director for Ocean Energy, Inc. (and its predecessor company, Seagull Energy Corporation (“Seagull”)) from 1983-2003, prior to its merger with Devon Energy Corporation, and as Chairman and CEO of Seagull from 1983 to his retirement in 1998.

Executive Officers

     The following table sets forth certain information about each Named Officer at December 31, 2004.

Name	Age	Positions Held
William L. Transier	50	Co-Chief Executive Officer and Director
John N. Seitz	53	Co-Chief Executive Officer and Director
Bruce H. Stover	56	Executive Vice President, Operations and Business Development
Michael D. Cochran	63	Executive Vice President, Exploration
H. Don Teague	62	Executive Vice President, Administration, General Counsel and Secretary
Robert L. Thompson	58	Vice President, Chief Accounting Officer and Corporate Planning

     The following is a brief summary of the business experience of each of the above-named individuals:

     William L. Transier. Mr. Transier became Co-Chief Executive Officer and a Director of the Company on February 26, 2004 upon the Company’s merger with NSNV, Inc., of which he was a founder and Co-Chief Executive Officer from November 2003 until the merger. From 1999 to 2003, Mr. Transier was Executive Vice President and Chief Financial Officer for Ocean Energy, Inc. prior to its merger with Devon Energy Corporation. In this role, he was responsible for the functions associated with corporate treasury, accounting, investor relations, corporate communications, human resources, administration, tax, corporate planning, internal audit, corporate mergers and acquisitions, business development and marketing and trading. He was named to that position in March 1999 following the merger of Ocean Energy, Inc. and Seagull Energy Corporation (“Seagull Energy”). Mr. Transier was part of the executive management team that lead the merger that ultimately contributed to the creation of the largest independent U.S. oil and gas exploration and production company, Devon Energy Corporation.

     From September 1998 to March 1999, Mr. Transier was Executive Vice President and Chief Financial Officer for Seagull Energy, and was part of the leadership team that successfully completed the merger with Ocean Energy, Inc. He originally joined Seagull Energy in May 1996 as Senior Vice President and Chief Financial Officer. Mr. Transier began his career in the audit department of KPMG LLP, an international audit and business strategy consulting firm. In 1986, he became a partner in the firm.

     Mr. Transier graduated from The University of Texas with a Bachelor of Business Administration and honors in accounting. He received his Masters in Business Administration from Regis University and attended the International Program at Wharton Business School. He also studied law at the University of Houston Law Center. Mr. Transier is a director of Reliant Resources, Inc. and Cal Dive International, Inc.

     John N. Seitz. Mr. Seitz became Co-Chief Executive Officer and a Director of the Company on February 26, 2004 upon the Company’s merger with NSNV, Inc., of which he was a founder and Co-Chief Executive Officer from November 2003 until the merger. From January 2002 to March 2003, Mr. Seitz was Chief Executive Officer, Chief Operating Officer and President of Anadarko Petroleum Corporation, where he held a progression of increasingly responsible executive positions, including Vice President-Exploration from 1997 to 1999 to President and Chief Operating Officer from 1999 to 2003. In 2000, the Houston Geological Society honored him, along with four others, as a “legend in Wildcatting.” Mr. Seitz has a total of 30 years of geological, managerial and executive experience in the oil and gas industry, beginning his career with Amoco Production in 1975.

     Mr. Seitz received his Bachelor of Science degree in Geology from the University of Pittsburgh in 1974 and a Master of Science degree in Geology from Rensselaer Polytechnic Institute in 1975. He has also received advanced studies in business from the University of Houston and Wharton School of Business. Mr. Seitz is an AIPG Certified Professional Geologist and is a licensed professional geoscientist with the State of Texas. He serves as a trustee for the American Geological Institute Foundation and is a director of Input/Output Inc., a publicly traded seismic imaging company, and Elk Petroleum, Inc., a privately held exploration and production company.

     Bruce H. Stover. Mr. Stover became Executive Vice President Operations and Business Development of the Company on February 26, 2004. From 1997 to 2003, Mr. Stover was Senior Vice President, Worldwide Business Development for Anadarko. In this role, Mr. Stover had responsibility for evaluating and securing new business opportunities for Anadarko, domestic and international, and was also responsible for mergers and acquisitions. Mr. Stover joined Anadarko in 1980 as Chief Engineer. In 1989 he was named President and General Manager for Anadarko Algeria Corporation where he led the company’s start-up operations in Algeria. In 1993, he was named Vice President, Acquisitions and in 1997 that position evolved into Vice President, Worldwide Business Development. Prior to joining Anadarko, Mr. Stover was employed with Amoco Production Company from 1972 to 1979.

     Mr. Stover is a graduate of the University of Oklahoma where he earned a Bachelor of Science degree in Petroleum Engineering in 1971.

     Michael D. Cochran. Dr. Cochran became Executive Vice President Exploration of the Company on February 26, 2004. From 2001 to 2003, Dr. Cochran was Senior Vice President, Strategy and Planning, for Anadarko. Named to the position in 2001, he was responsible for portfolio management, business models, economic analyses, business intelligence, and planning. From 1997 to 2001, he served as Vice President, World-Wide Exploration, where he was responsible for both U.S. and international exploration and development activities for Anadarko. In addition, he led the integration of the Union Pacific Resources and Anadarko exploration and development organizations.

     Dr. Cochran began his career with Gulf Oil Company (“Gulf Oil”) in 1968, and served in many capacities in both research and exploration in U.S. and international arenas. Dr. Cochran was Manager, Exploration – Central Exploration Group, during the merger of Gulf Oil with Chevron Corporation. He joined Geosource, Inc. in 1984 as Director, Technology and his responsibilities included implementing and marketing new technologies. He joined Anadarko in 1987 as Chief Geophysicist and, subsequently held managerial positions in various exploration areas. Dr. Cochran was Manager, International Exploration for Anadarko during its initial discoveries in Algeria.

     Dr. Cochran holds a Bachelor of Science degree from Tulane University and a Master of Science degree in Geology from Bowling Green State University. He earned a Ph.D. in Geophysics from Rice University in 1969.

     H. Don Teague. Mr. Teague became Executive Vice President, Administration, General Counsel and Secretary in March 2004. Most recently, Mr. Teague has been an independent consultant. Prior to that he was Executive Vice President and General Counsel of ICG Communications, Inc., from 1997 to 2000, and Senior Vice President and General Counsel of Falcon Seaboard, Inc., from 1994 to 1997. ICG Communications, Inc. filed a petition under the Federal bankruptcy laws in 2000. Mr. Teague was a partner at Vinson & Elkins L.L.P. from 1974 to 1994.

     Mr. Teague received a B.B.A. and an LL.B. from The University of Texas and a LL.M. from Harvard University.

     Robert L. Thompson. Mr. Thompson became Vice President, Chief Accounting Officer and Corporate Planning in March 2004. He was most recently Vice President and Controller of Ocean Energy. Mr. Thompson joined Ocean Energy in 2001 and was responsible for its accounting functions and a member of its Management Committee until the company merged with Devon Energy Corporation. Prior to Ocean Energy, he worked with Cambridge Energy Research Associates as a senior consultant on finance and economics. The majority of his career was spent with Dallas-headquartered independent oil and gas exploration and production company Oryx Energy Company and its predecessors. His positions there included Director — Financial Analysis, Director — Business Planning and Acquisitions, and Controller and Vice President — Planning. Oryx Energy merged with Kerr-McGee in 1999, with Mr. Thompson providing financial analysis and due diligence regarding that transaction.

     Mr. Thompson received a Bachelor of Science in Management and a Masters in Business Administration from Drexel University in Philadelphia. He also attended the Senior Executive Program at Massachusetts Institute of Technology and is a certified public accountant.

Section 16(a) Beneficial Ownership Reporting Compliance

     Section 16(a) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), requires the Company’s officers and directors and persons who own more than ten percent (10%) of the Common Stock to file with the Securities and Exchange Commission initial reports of ownership and reports of changes in ownership of the Common Stock. Such officers, directors and ten percent (10%) stockholders are also required by applicable Securities and Exchange Commission rules to furnish the Company with copies of all forms filed with the Securities and Exchange Commission pursuant to Section 16(a) of the Exchange Act. Based solely on our review of the copies of such forms we received, we believe that during the fiscal year ended December 31, 2004 all Section 16(a) filing requirements applicable to the Company’s officers, directors and 10% stockholders were satisfied in a timely fashion, except for the following reports, which were filed late: two reports on Form 4 for Nancy K. Quinn for disclosure of two transactions; two reports on Form 4 and one report on Form 3 for Barry J. Galt for disclosure of four transactions; and four reports on Form 4 for John B. Connally III for disclosure of five transactions.

Board Composition and Committees of the Board of Directors

     The Board of Directors is comprised of a majority of independent directors as required by the rules of the American Stock Exchange. The Board has determined that Ms. Quinn and Messrs. Connally and Galt are independent under applicable American Stock Exchange listing standards.

     The Board of Directors currently has the following standing committees:

     Audit Committee. The Audit Committee consists of Ms. Quinn and Messrs. Connally and Galt. Ms. Quinn was appointed to the Audit Committee as Chairman in March 2004. The Audit Committee held nine meetings during 2004. The Board of Directors has determined the members of the Audit Committee to be independent in accordance with the requirements of the rules and regulations of the Securities and Exchange Commission promulgated under Exchange Act and the rules of the American Stock Exchange. The Board of Directors has determined that Ms. Quinn is an audit committee financial expert, based on the definition and additional expertise factors outlined by the Securities and Exchange Commission. The Committee is appointed by the Board of Directors to assist the Board in oversight of (i) the integrity of the financial statements of the Company, (ii) the compliance by the Company with legal and regulatory requirements, (iii) the performance of the Company’s internal audit function and independent auditors, and (iv) the independent auditors’ qualifications and independence. The Audit Committee Charter was filed as Annex A to the definitive proxy statement for the 2004 Annual Meeting of Stockholders and is also available on the Company’s website at www.endeavourcorp.com or in print to any stockholder who requests it.

     Compensation Committee. The Compensation Committee consists of Ms. Quinn and Messrs. Connally and Galt. Mr. Connally serves as Chairman of the Compensation Committee. The Committee was formed in March 2004 and held three meetings during 2004. The Board of Directors has determined the members of the Compensation Committee to be independent in accordance with the requirements of the rules and regulations of the Securities and Exchange Commission promulgated under the Exchange Act and the rules of the American Stock Exchange. The Committee is appointed by the Board of Directors and has overall responsibility for reviewing, evaluating and approving the Company’s executive officer compensation arrangements, plans and policies. The Compensation Committee Charter is available on the Company’s website at www.endeavourcorp.com or in print to any stockholder who requests it.

     Governance and Nominating Committee. The Governance and Nominating Committee consists of Ms. Quinn and Messrs. Connally and Galt. Mr. Galt serves as Chairman of the Governance and Nominating Committee. The Committee was formed in June 2004 and held one meeting during 2004. The Board of Directors has determined the members of the Governance and Nominating Committee to be independent in accordance with the requirements of the rules and regulations of the Securities and Exchange Commission promulgated under the Exchange Act and the rules of the American Stock Exchange. The Governance and Nominating Committee is appointed by the Board of Directors to (i) assist the Board in identifying individuals qualified to become Board members and to recommend to the Board individuals to be nominees for election at the Annual Meetings of Stockholders or to be appointed to fill vacancies; (ii) recommend to the Board director nominees for each committee of the Board; (iii) advise the Board about appropriate composition of the Board and its committees; (iv) recommend corporate governance guidelines and to assist the Board in implementing those guidelines; (v) assist the Board in its annual review of the performance of the Board and its committees; and (vi) recommend to the Board appropriate compensation for the Directors.

     Qualification and Nomination of Director Candidates. The Governance and Nominating Committee of the Company has the responsibility under its charter to recommend nominees for election as directors to the Board of Directors. In considering candidates for the Board of Directors, the Governance and Nominating Committee considers the entirety of each candidate’s credentials. There is currently no set of specific minimum qualifications that must be met by a nominee recommended by the Governance and Nominating Committee. While the Governance and Nominating Committee does not maintain a formal list of qualifications, in making its evaluation and recommendation, it may consider, among other factors, whether the candidate is independent, has relevant business and financial experience, has industry or other specialized expertise and possesses high ethical standards and integrity.

     Recommendation or Nomination of Directors by Stockholders. The Governance and Nominating Committee of the Company does not have a policy with regard to the consideration of any director candidates recommended by the stockholders of the Company. The Board of Directors of the Company believes that the Governance and Nominating Committee Charter provides adequate and proper procedures for identifying director nominees for the Company and, therefore, it is appropriate for the Company not to have such a policy.

     The Governance and Nominating Committee Charter is available on the Company’s website at www.endeavourcorp.com or in print to any stockholder who requests it.

Code of Business Conduct

     The Company has adopted a Code of Business Conduct which applies to all employees, including all executive officers. The Code of Business Conduct covers topics including, but not limited to, conflicts of interest, insider trading, competition and fair dealing, discrimination and harassment, confidentiality, payments to government personnel, anti-boycott laws, U.S. embargos and sanctions, compliance procedures and employee complaint procedures. The Code of Business Conduct is posted on the Company’s website at www.endeavourcorp.com under the “Corporate Governance” caption.

Item 11. Executive Compensation

     The following table sets forth the annual and long-term compensation for services in all capacities to the Company for the fiscal year ended December 31, 2004 for all Named Officers in place at December 31, 2004, and for the former Chief Executive Officer for the years ended December 31, 2004, 2003 and 2002. All of the Named Officers except the former chief executive officer began their positions with the Company during 2004.

Summary Compensation Table

				Long-Term Compensation
				Awards
				Restricted	Securities
				Stock	Underlying
		Annual Compensation		Award(s) ($)	Options
Name & Principal Position	Year	Salary ($)	Bonus ($)	(5)	(#)
William L. Transier (1)	2004	$14,674	—	$1,000,000	250,000
Co-Chief Executive Officer and Director
John N. Seitz (1)	2004	$14,674	—	$1,000,000	250,000
Co-Chief Executive Officer and Director
Bruce H. Stover (1)	2004	$175,000	—	$1,175,000	400,000
Executive Vice President, Business Development and Operations
Michael D. Cochran (1)	2004	$175,000	—	$875,000	250,000
Executive Vice President, Exploration
H. Don Teague (2)	2004	$112,500	—	$650,000	250,000
Executive Vice President, Administration, General Counsel and Secretary
Robert L. Thompson (3)	2004	$89,611	—	$300,000	100,000
Vice President Chief Accounting Officer and Corporate Planning
Stephen P. Harrington (4)	2004	$12,500	—	—	—
President	2003	$150,000	—	—	—
	2002	$112,500	—	—	100,000

(1)	Assumed position with the Company on February 26, 2004.

(2)	Assumed position with the Company on March 29, 2004.

(3)	Assumed position with the Company on March 1, 2004.

(4)	Mr. Harrington served as President of the Company from February 18, 2002 through February 26, 2004.

(5)	For purposes of this table, the Company valued the restricted stock granted to the Named Officers at the agreed $2.00 per share price at which we contemporaneously sold 25,000,000 common shares to institutional and accredited investors in a private placement. At the time of the grants the common stock of the Company was very thinly traded. On February 26, 2004 the closing price per share the common stock as reported on the “Pink Sheets” was $3.92 on a reported volume of 1,000 shares for the day.

Option/SAR Grants in 2004

     The following table sets forth information with respect to grants of options in 2004 pursuant to the Company’s incentive plan to the Named Officers. The Company did not grant any stock appreciation rights in 2004.

	Individual Grants
	Number of	% of Total			Potential Realizable Value
	Securities	Options			at Assumed Annual Rates of
	Underlying	Granted to	Exercise or		Stock Price Appreciation
	Options	Employees	Base Price	Expiration	for Option Term (1)
Name	Granted (#)	in Year	($/share)	Date	5% ($)	10% ($)
William L. Transier	250,000	14%	$2.00	02/25/09	$138,141	$305,255
John N. Seitz	250,000	14%	$2.00	02/25/09	$138,141	$305,255
Bruce H. Stover	400,000	22%	$2.00	02/25/09	$221,025	$488,408
Michael D. Cochran	250,000	14%	$2.00	02/25/09	$138,141	$305,255
H. Don Teague	250,000	14%	$2.00	03/23/09	$138,141	$305,255
Robert L. Thompson	100,000	5%	$2.00	02/25/09	$55,256	$122,102

(1)	For purposes of this table, the Company calculated the potential realizable value based upon the agreed $2.00 per share price at which we contemporaneously sold 25,000,000 common shares to institutional and accredited investors in a private placement. At the time of the grants the common stock of the Company was very thinly traded. On February 26, 2004 the closing price per share the common stock as reported on the “Pink Sheets” was $3.92 on a reported volume of 1,000 shares for the day.

Aggregated Option/SAR Exercises in the
2004 Fiscal Year and Fiscal Year-End Option/SAR Values

     The following table sets forth information with respect to the unexercised options to purchase common stock granted to the Named Officers and held by them at December 31, 2004.

			Number of		Value of
			Securities	Number of	Unexercised	Value of
			Underlying	Securities	In-The-	Unexercised
			Unexercised	Underlying	Money	In-The-Money
			Options at	Unexercised	Options at	Options at
			Fiscal Year-	Options at Fiscal	Fiscal Year-	Fiscal Year-
	Shares	Value	End (#)	Year-End	End ($)	End ($)
	Acquired on	Realized	Exercisable	(#)Unexercisable	Exercisable	Unexercisable
Name	Exercise (#)	($)	(1)	(1)	(1)	(1)
Stephen P. Harrington	—	—	100,000	—	$189,000	—
William L. Transier	—	—	—	250,000	—	$547,500
John N. Seitz	—	—	—	250,000	—	$547,500
Bruce H. Stover	—	—	—	400,000	—	$876,000
Michael D. Cochran	—	—	—	250,000	—	$547,500
H. Don Teague	—	—	—	250,000	—	$547,500
Robert L. Thompson	—	—	—	100,000	—	$219,000

(1)	The last sales price of the Common Stock on December 31, 2004 as reported on the American Stock Exchange was $4.19 per share.

Employment, Change-in-Control and Severance Agreements

     Co-Chief Executives. In February 2004, as part of a series of mutually interdependent transactions including the Company’s merger with NSNV, Inc. and a contemporaneous 25,000,000 share private placement, the Company’s Co-Chief Executive Officers William L. Transier and John N. Seitz commenced employment with the Company and entered into identical three-year employment agreements, with each receiving 250,000 shares of restricted common stock and options to purchase an additional 250,000 shares at an exercise price of $2.00 per share. Under the employment agreements, each is entitled to an annual salary of $500,000, payable in cash or stock at the executive’s election, and for 2004 each of the Co-Chief Executives elected upon commencement of employment to be paid entirely in restricted common stock at an agreed $2.00 price per share, or 250,000 restricted shares. Under the agreements, each is also eligible for annual bonus consideration of up to 200% of base pay, all or any portion of which may be awarded in the sole discretion of the Company’s Board of Directors on advice of its Compensation Committee; however, no such awards were made during 2004.

     The employment agreements also require the payment on termination of employment during the contract term (i) at the Company’s election other than as a result of the executive’s misconduct or disability or (ii) at the executive’s election following a “corporate change” or a breach of the employment agreement by the Company, of three times the executive’s most recent annual salary and bonus (or a deemed bonus of 100% of salary if no bonus was paid in the prior year). In addition, all unvested employee restricted common stock and options would vest upon any such termination.

     If either of the Co-Chief Executives were to receive an excess parachute payment as defined in Section 280G of the Internal Revenue Code of 1986, as amended (the “Code”), which would be subject to excise tax, the Company will also reimburse all such tax payable by him plus any additional excise and income taxes related to the reimbursement.

     For purposes of Messrs. Transier’s and Seitz’s agreements, a “corporate change” includes: (i) the acquisition by any person, other than the Company or its affiliates, of 30% or more of the combined voting power of the Company resulting in a change of a majority of the members of the board; (ii) the replacement of a majority of the directors under certain circumstances during a two-year period; and (iii) the consummation of certain mergers or approval of a plan for the sale or disposition of substantially all of the assets of the Company.

     Other Executive Officers. Although the Company’s executive officers (other than the Co-Chief Executive Officers) do not have employment or severance agreements, each holds employee stock options which have not vested and become exercisable and restricted stock grants as to which conditions to full vesting (and, therefore, lapse of forfeiture restrictions) have not occurred. In each case, if a “Change in Control” occurs all vesting requirements will be accelerated such that options held by executive officers to purchase 1,000,000 shares will become exercisable in full at $2.00, and all restrictions on 1,500,000 shares covered by restricted stock grants will lapse in full.

     Under the terms of the options, a “Change In Control” is defined to include (i) a sale or transfer of substantially all of the Company’s assets; (ii) the dissolution or liquidation of the Company; (iii) a merger, reorganization or consolidation in which the Company is acquired by another person or entity (other than a holding company formed by the Company); or (iv) the sale in a single transaction or series of related transactions of stock representing more than 50% of the voting power of all outstanding shares of the Company.

Compensation of Directors

     In March 2004, the Company approved new compensation guidelines for non-employee directors pursuant to which each outside director receives annual compensation of 5,000 shares of restricted Common Stock, options to purchase 5,000 shares of Common Stock, and $20,000 in cash. The outside directors receive $2,500 per annum for service as a committee chairman and $1,000 for each Board or committee meeting attended. All directors’ fees are paid on a quarterly basis. The Company has offered the directors the option of making an annual election to receive restricted common stock grants, for a number of shares equal in value to 125% of the cash payment that they would have otherwise received. For the year 2004, all of the directors elected to take such shares in lieu of cash payments, and the grants vest in one-third increments on the first, second and third anniversaries of the date of grant. In 2004 the Company also issued a grant to each of its non-employee directors of 20,000 shares of restricted common stock and options to purchase 20,000 shares of Common Stock, each vesting in three annual increments. The options issued to Ms. Quinn and Mr. Connally are exercisable at $2.00 per share and the options issued to Mr. Galt are exercisable at $3.78 per share.

Compensation Committee Interlocks and Insider Participation

     Mr. Connally served as a director and member of the Compensation Committee of the Company during 2003 and 2004. He also served as the President, Chief Executive Officer and a Director of BPK Resources, Inc. during 2002 and 2003. The Company entered into the following transactions with BPK Resources, Inc.:

     Sale of Limited Partnership Interest in CSR-Waha Partners, L.P. to BPK Resources, Inc. On January 15, 2003 the Company sold its 99% limited partnership interest in CSR-WAHA Partners, L.P., a Delaware limited partnership, to BPK Resources, Inc. for a purchase price of $2,000,000. Of this amount, $150,000 was received at closing, $1,500,000 through the issuance of a promissory note due April 30, 2003, and the balance through the issuance to the Company of 600,000 shares of BPK Resources, Inc.

common stock. As part of the restructuring in February 2004, the 600,000 shares of BPK Resources, Inc. were included in the transfer of the non-core assets to an entity owned by the former holders of all of the Company’s Series A Preferred Stock and certain of its Series B Preferred Stock as part of the restructuring in February 2004.

     Loans to BPK Resources, Inc. Between August and October 2002, the Company provided loans to BPK Resources, Inc. in the aggregate principal amount of $645,000. The loans accrued interest at rates of 10% and 12% per annum. Principal and accrued interest were payable on demand. During 2002 two of the Company’s subsidiaries, Knox Miss. Partners, L.P. and CSR-WAHA Partners L.P., made short term loans to BPK Resources, Inc. All of these loans were included in the transfer of the non-core assets to an entity owned by the former holders of all of the Company’s Series A Preferred Stock and certain of its Series B Preferred Stock as part of the restructuring in February 2004.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

     The following table sets forth certain information, as of April 22, 2005, with respect to the securities holdings of all persons which the Company, pursuant to filings with the Securities and Exchange Commission, has reason to believe may be deemed the beneficial owners of more than five percent (5%) of outstanding Common Stock. The table also sets forth, as of such date, the number of shares of Common Stock beneficially owned by each of the Company’s directors, the Co-Chief Executive Officers, the former Chief Executive Officer and each of the four other most highly compensated individuals for 2004 who were serving as executive officers of the Company as of December 31, 2004 (the “Named Officers”), individually and as a group.

	Beneficial Ownership (1)
Name and Address of Beneficial Owner	Shares		Percent (1)
William L. Transier	6,998,583	(2)	9.5%
1000 Main Street, Suite 3300 Houston, Texas 77002

John N. Seitz	6,986,083	(3)	9.4%
1000 Main Street, Suite 3300 Houston, Texas 77002

Stephen P. Harrington (former Chief Executive Officer)	1,604,542	(4)	2.2%

Bruce H. Stover	1,111,833	(5)	1.5%

Michael D. Cochran	886,833	(6)	1.2%

H. Don Teague	518,333	(3)	*

Robert L. Thompson	232,333	(7)	*

John B. Connally III	314,933	(8)	*

Nancy K. Quinn	77,433	(9)	*

Barry J. Galt	109,593	(9)	*

All directors and executive officers as a group (10 persons)	18,840,499	(10)	25.4%

*	Less than 1%.

(1)	Pursuant to the rules and regulations promulgated under the Securities Exchange Act of 1934, shares are deemed to be “beneficially owned” by a person if he directly or indirectly has or shares the power to vote or dispose of such shares or to direct the vote or disposition of such shares, whether or not he has any pecuniary interest in such shares, or if he has the right to acquire the power to vote or dispose of such shares or to direct the vote or disposition of such shares within 60 days, including any right to acquire such power through the exercise of any option, warrant or right. This table has been prepared based on 74,038,688 shares of Common Stock outstanding as of April 22, 2005.

(2)	Includes 83,333 shares issuable upon exercise of options. Also includes 12,500 shares owned of record by Lighthouse Bypass Trust of which Mr. Transier is the trustee and has voting and investing power.

(3)	Includes 83,333 shares issuable upon exercise of options.

(4)	Includes 100,000 shares issuable upon exercise of options. Also includes 1,279,572 shares owned of record by SPH Investments, Inc., of which Mr. Harrington is the sole officer and director.

(5)	Includes 133,333 shares issuable upon exercise of options.

(6)	Includes 83,333 shares issuable upon exercise of options. Also includes 250,000 shares owned of record by 1600 Group, LLC, of which Mr. Cochran is the manager and has sole voting and investing power.

(7)	Includes 33,333 shares issuable upon exercise of options.

(8)	Includes 106,667 shares issuable upon exercise of options.

(9)	Includes 6,667 shares issuable upon exercise of options.

(10)	Includes 719,999 shares issuable upon exercise of options.

Series B Preferred Stock

     The holders of the Company’s Series B Preferred Stock are entitled to vote with the holders of Common Stock on all matters for which stockholders are entitled to vote. Each share of Series B Preferred Stock is entitled to one vote per share.

     As of April 22, 2005, the Company has reason to believe that Michael Lauer, 7 Dwight Lane, Greenwich Connecticut 06831, was the beneficial owner of all 19,714 outstanding shares of Series B Preferred Stock.

Equity Compensation Plan Information

     The following table sets forth certain information about the Company’s equity compensation plans at December 31, 2004.

Number of
securities
remaining
	Number of	Weighted-	available for
	securities to be	average	future issuance
	issued upon	exercise price	under equity
	exercise of	of outstanding	compensation
	outstanding	options,	plans (excluding
	options, warrants	warrants and	securities reflected
	and rights	rights	in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders	1,902,500	$2.03	3,435,284
Equity compensation plans not approved by security holders	975,000	$2.64	—
Total	2,877,500	$2.24	3,435,284

     Of the 975,000 options identified above, 700,000 options were issued to the Company’s directors in November 2002 and August 2003 and 275,000 options were issued to outside consultants in May and July 2001 for services provided. The options have terms of five years from the date of grant and were immediately exercisable after issuance. The options were not issued pursuant to any formal plan.

Item 13. Certain Relationships and Related Transactions

     Sublease with Reliant Energy Corporate Services, LLC. During third quarter of 2004 we executed a sublease for office space with Reliant Energy Corporate Services, LLC through March 31, 2008. Mr. Transier, a director and Co-Chief Executive Officer of the Company, is a member of the board of directors of the parent company of Reliant Energy Corporate Services, LLC. Lease payments are expected to be approximately $180,000 for each of the years ended December 31, 2005, 2006 and 2007 and $45,000 for the year ended December 31, 2008.

     Contract with GX Technology Corporation. In December 2004, the Company entered into a contract with GX Technology Corporation pursuant to which GX Technology Corporation would provide seismic data analysis to the Company for approximately $0.3 million. Mr. Seitz, a director and Co-Chief Executive Officer of the Company, is a member of the board of directors of the parent company, Input/Output, Inc., of GX Technology Corporation. At December 31, 2004, the Company had not yet paid any funds under the contract.

     Sale of Non-Core Assets. As part of the February 2004 restructuring, the Company sold certain non-core assets to an entity owned by the former holders of all of the Company’s Series A Preferred Stock and certain of its Series B Preferred Stock in February 2004. Stephen P. Harrington, former President, Treasurer, and Chairman of the Board of Directors, beneficially owned approximately 36% of the Series A Preferred Stock and FEQ Investments, Inc., and its affiliate KAB Investments, Inc., beneficially owned approximately 20% of the Series A Preferred Stock. In addition, FEQ Investments, Inc. and Mr. Harrington owned 17,712.86 shares of the Series B Preferred Stock. A majority of our disinterested directors approved this transfer of the non-core assets.

     Purchase of Securities from RAM Trading, Ltd. On December 16, 2003, RAM Trading Ltd. (“RAM”) entered into an agreement with Lancer Offshore, Inc. and Lancer Partners, L.P. to purchase 14,097,672 shares of Common Stock and 103,500.07 shares of our Series B Preferred Stock (collectively, the “Lancer Shares”) for $5,280,948. Concurrent with the execution of the foregoing agreement, we entered into an agreement with RAM to purchase the Lancer Shares for $5,330,948, subject to RAM completing the purchase of the Lancer Shares. Both the RAM purchase of the Lancer Shares and the Company’s purchase of the Lancer Shares from RAM were consummated on February 26, 2004.

     Sale of Partnership Interest. In April 2005, we sold our partnership interest in PHT Partners, LP to a private entity for $19.5 million. Andrew Cochran, the son of Michael D. Cochran, an executive officer of the Company, is a principal of that private entity. The sale price was determined by arms-length negotiations between the Company’s management and the management of the purchasing entity and approved by the Company’s Board of Directors after disclosure of such relationship.

Item 14. Principal Accounting Fees and Services.

Independent Public Accountants and Audit Fees Summary

     Change in Independent Accountant. The Company’s principal accountant for 2002 and 2003 was L J Soldinger Associates, LLC. In February 2004, the Company completed a series of transactions that significantly expanded the scope and objectives of the Company under the leadership of a new management team. After the transactions were consummated, the Board of Directors determined that a change in independent auditors was appropriate. Effective April 29, 2004, the Audit Committee of the Board of Directors approved such change. During the two-year period ended December 31, 2003 and the subsequent period prior to such change, there were no disagreements with the former independent auditor, whether resolved or not, on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedures, which disagreement, if not resolved to the satisfaction of the former independent auditor, would have caused it to make reference to the subject matter of the disagreement in connection with its report. The former independent auditor’s report for each year of the two-year period ended December 31, 2003 did not contain an adverse opinion or disclaimer of opinion and was not qualified or modified as to uncertainty, audit scope or accounting principles.

     Effective April 29, 2004, the Audit Committee of the Board of Directors approved the engagement of KPMG LLP as the principal accountants to audit the Company’s financial statements, including audit of internal controls over financial reporting. During the two-year period ended December 31, 2003 and the subsequent period prior to such appointment, the Company did not consult the newly engaged independent registered public accounting firm regarding either the application of accounting principles to a specified transaction or the type of audit opinion that might be rendered on our financial statements, nor on any matter that was either the subject of a disagreement or a reportable event.

     Audit and Non-Audit Fees Summary. The total fees billed by the respective principal accountant for fiscal years 2004 and 2003 consisted of:

		2003
	2004	L J Soldinger
	KPMG	Associates
Audit Fees (1)	$468,000	$361,000
Audit-Related Fees (2)	64,000	—
Tax Fees (3)	18,667	25,000
All Other Fees (4)	3,521	—

(1)	Audit fees relate to professional services rendered for the audit of the annual financial statements on Form 10-K or Form 10-KSB, the review of financial statements included in quarterly reports on Form 10-Q or Form 10-QSB and audit services provided in connection with statutory and regulatory filings, including audit of internal controls over financial reporting.

(2)	Audit-related fees relate to professional services rendered for registration statements and offerings.

(3)	Tax fees relate to professional services rendered related to international tax compliance and consulting.

(4)	Other fees relate to professional services rendered related to assistance with registration of a foreign (Norwegian) entity.

     The Audit Committee approved 100% of the fees paid to the Company’s principal accountant for audit-related, tax and other fees. The Audit Committee pre-approves all non-audit services to be performed by our principal accountant in accordance with the Audit Committee Charter.

Item 15. Exhibits and Financial Statement Schedules

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

Date: April 29, 2005

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature		Title	Date
By:	/s/ William L. Transier	Co-Chief Executive Officer and	April 29, 2005
	William L. Transier	Director (Co-Principal Executive
Officer)

By:	/s/ John N. Seitz	Co-Chief Executive Officer and	April 29, 2005
	John N. Seitz	Director (Co-Principal Executive
Officer)

By:	/s/ John B. Connally III	Director	April 29, 2005

John B. Connally III

By:	/s/ Barry J. Galt	Director	April 29, 2005

Barry J. Galt

By:	/s/ Nancy K. Quinn	Director	April 29, 2005

Nancy K. Quinn

By:	/s/ Robert L. Thompson	Chief Accounting Officer	April 29, 2005
	Robert L. Thompson	(Principal Financial Officer and
Principal Accounting Officer)

Index to Exhibits

Exhibit	Description
*31.1	Certificates of William L. Transier, Co-Chief Executive Officer, pursuant to Rule 13a-14(a) of the Securities and Exchange Act of 1934, as amended.

*31.2	Certificate of John N. Seitz, Co-Chief Executive Officer, pursuant to Rule 13a-14(a) of the Securities and Exchange Act of 1934, as amended.

*31.3	Certificate of Robert L. Thompson, Chief Accounting Officer, pursuant to Rule 13a-14(a) of the Securities and Exchange Act of 1934, as amended.

*32.1	Certification of William L. Transier, Co-Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*32.2	Certificate of John N. Seitz, Co-Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*32.3	Certification of Robert L. Thompson, Chief Accounting Officer, pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed herewith.