Form 10-K/A
period 2004-12-31
ENDEAVOUR INTERNATIONAL CORP
filed 2005-05-05
CIK 1112412

United States
Securities and Exchange Commission

Washington, D.C. 20549

Form 10-K/A

Amendment No. 2

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

As of May 4, 2005, 74,078,688 shares of the issuer’s common stock were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE :

None.

Item 10. Directors and Executive Officers of the Registrant
Item 11. Executive Compensation
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
Item 13. Certain Relationships and Related Transactions
Item 14. Principal Accounting Fees and Services.
Item 15. Exhibits and Financial Statement Schedules
SIGNATURES
Certificate Co-CEO Pursuant to Rule 13a-14(a)
Certificate Co-CEO Pursuant to Rule 13a-14(a)
Certificate CAO Pursuant to Rule 13a-14(a)
Certificate Co-CEO Pursuant to Section 906
Certificate Co-CEO Pursuant to Section 906
Certificate CAO Pursuant to Section 906

Explanatory Note

We have filed this Amendment No. 2 on Form 10-K/A to amend Items 10, 11, 12, 13 and 14 of Part III of Amendment No. 1 on Form 10-K/A to our Annual Report on Form 10-K for the fiscal year ended December 31, 2004, which we filed on April 29, 2005 to clarify certain executive compensation and correct beneficial ownership information. In addition, pursuant to rule 12b-15 of the Securities Exchange Act of 1934, we are including with this Amendment No. 2 on Form 10-K/A certain currently dated certifications. Except as described above, the information contained in our Annual Report on Form 10-K as originally filed with the Securities and Exchange Commission has not been updated or amended.

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

     Mr. Transier graduated from The University of Texas with a Bachelor of Business Administration with honors in accounting. He received his Masters in Business Administration from Regis University. Mr. Transier is a director of Reliant Resources, Inc. and Cal Dive International, Inc.

     John N. Seitz. Mr. Seitz became Co-Chief Executive Officer and a Director of the Company on February 26, 2004 upon the Company’s merger with NSNV, Inc., of which he was a founder and Co-Chief Executive Officer from November 2003 until the merger. From January 2002 to March 2003, Mr. Seitz was Chief Executive Officer, Chief Operating Officer and President of Anadarko Petroleum Corporation, where he held a progression of increasingly responsible executive positions, including Vice President-Exploration from 1997 to 1999 to President and Chief Operating Officer from 1999 to 2003. In 2000, the Houston Geological Society honored him, along with four others, as a “Legend in Wildcating.” Mr. Seitz has a total of 30 years of geological, managerial and executive experience in the oil and gas industry, beginning his career with Amoco Production in 1975.

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

Summary Compensation Table

					Long-Term Compensation
		Annual Compensation			Awards
				“In Lieu”	Restricted	Securities
				of Cash	Stock	Underlying
				Compensation	Award(s) ($)	Options
Name & Principal Position	Year	Salary ($)	Bonus ($)	($) (5), (6)	(5)	(#)
William L. Transier (1)	2004	$14,674	—	$500,000	$500,000	250,000
Co-Chief Executive Officer and Director
John N. Seitz (1)	2004	$14,674	—	$500,000	$500,000	250,000
Co-Chief Executive Officer and Director
Bruce H. Stover (1)	2004	$175,000	—	$175,000	$1,000,000	400,000
Executive Vice President, Business Development and Operations
Michael D. Cochran (1)	2004	$175,000	—	$175,000	$700,000	250,000
Executive Vice President, Exploration
H. Don Teague (2)	2004	$112,500	—	$150,000	$500,000	250,000
Executive Vice President, Administration, General Counsel and Secretary
Robert L. Thompson (3)	2004	$89,611	—	$100,000	$200,000	100,000
Vice President Chief Accounting Officer and Corporate Planning
Stephen P. Harrington (4)	2004	$12,500	—	—	—	—
President	2003	$150,000	—	—	—	—
	2002	$112,500	—	—	—	100,000

(1)	Assumed position with the Company on February 26, 2004.

(2)	Assumed position with the Company on March 29, 2004.

(3)	Assumed position with the Company on March 1, 2004.

(4)	Mr. Harrington served as President of the Company from February 18, 2002 through February 26, 2004.

(5)	For purposes of this table, the Company valued the restricted stock granted to the Named Officers at the agreed $2.00 per share price at which we contemporaneously sold 25,000,000 common shares to institutional and accredited investors in a private placement. At the time of the grants the common stock of the Company was very thinly traded. On February 26, 2004 the closing price per share the common stock as reported on the “Pink Sheets” was $3.92 on a reported volume of 1,000 shares for the day.

(6)	The “In Lieu” of Cash Compensation represents a portion of annual compensation elected by the Named Officer to be received in the form of restricted stock.

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

     In February 2005, the Company approved annual equity compensation for the non-employee directors of 20,000 shares of restricted common stock of the Company and options to purchase 20,000 shares of common stock, each vesting in three annual increments.

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

	Beneficial Ownership (1)
Name and Address of Beneficial Owner	Shares		Percent (1)
William L. Transier	6,498,583	(2)	8.8%
1000 Main Street, Suite 3300 Houston, Texas 77002

John N. Seitz	6,486,083	(3)	8.8%
1000 Main Street, Suite 3300 Houston, Texas 77002

Stephen P. Harrington (former Chief Executive Officer)	1,604,542	(4)	2.2%

Bruce H. Stover	1,111,833	(5)	1.5%

Michael D. Cochran	886,833	(6)	1.2%

H. Don Teague	518,333	(3)	*

Robert L. Thompson	232,333	(7)	*

John B. Connally III	314,933	(8)	*

Nancy K. Quinn	77,433	(9)	*

Barry J. Galt	109,593	(9)	*

All directors and executive officers as a group (10 persons)	17,840,499	(10)	24.1%

*	Less than 1%.

(1)	Pursuant to the rules and regulations promulgated under the Securities Exchange Act of 1934, shares are deemed to be “beneficially owned” by a person if he directly or indirectly has or shares the power to vote or dispose of such shares or to direct the vote or disposition of such shares, whether or not he has any pecuniary interest in such shares, or if he has the right to acquire the power to vote or dispose of such shares or to direct the vote or disposition of such shares within 60 days, including any right to acquire such power through the exercise of any option, warrant or right. This table has been prepared based on 74,078,688 shares of Common Stock outstanding as of May 4, 2005.

(2)	Includes 83,333 shares issuable upon exercise of options. Also includes 12,500 shares owned of record by Lighthouse Bypass Trust of which Mr. Transier is the trustee and has voting and investing power. Mr. Transier has no economic interest in the 12,500 shares owned by the Lighthouse Bypass Trust.

(3)	Includes 83,333 shares issuable upon exercise of options.

(4)	Includes 100,000 shares issuable upon exercise of options. Also includes 1,279,572 shares owned of record by SPH Investments, Inc., of which Mr. Harrington is the sole officer and director.

(5)	Includes 133,333 shares issuable upon exercise of options.

(6)	Includes 83,333 shares issuable upon exercise of options. Also includes 250,000 shares owned of record by 1600 Group, LLC, of which Mr. Cochran is the manager and has sole voting and investing power.

(7)	Includes 33,333 shares issuable upon exercise of options.

(8)	Includes 106,667 shares issuable upon exercise of options.

(9)	Includes 6,667 shares issuable upon exercise of options.

(10)	Includes 719,999 shares issuable upon exercise of options.

Series B Preferred Stock

     The holders of the Company’s Series B Preferred Stock are entitled to vote with the holders of Common Stock on all matters for which stockholders are entitled to vote. Each share of Series B Preferred Stock is entitled to one vote per share.

     As of May 4, 2005, the Company has reason to believe that Michael Lauer, 7 Dwight Lane, Greenwich Connecticut 06831, was the beneficial owner of all 19,714 outstanding shares of Series B Preferred Stock.

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

     Sale of Partnership Interest. In April 2005, we sold our partnership interest in PHT Partners, LP to a private entity for $19.5 million. Andrew Cochran, the son of Michael D. Cochran, an executive officer of the Company, became an employee in April 2005 of that UK private entity. The sale price was determined negotiations between the Company’s management and the management of the purchasing entity and approved by the Company’s Board of Directors after disclosure of such relationship.

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

Date: May 5, 2005

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature		Title	Date
By:	/s/ William L. Transier	Co-Chief Executive Officer and	May 5, 2005
	William L. Transier	Director (Co-Principal Executive
Officer)

By:	/s/ John N. Seitz	Co-Chief Executive Officer and	May 5, 2005
	John N. Seitz	Director (Co-Principal Executive
Officer)

By:	/s/ John B. Connally III	Director	May 5, 2005

John B. Connally III

By:	/s/ Barry J. Galt	Director	May 5, 2005

Barry J. Galt

By:	/s/ Nancy K. Quinn	Director	May 5, 2005

Nancy K. Quinn

By:	/s/ Robert L. Thompson	Chief Accounting Officer	May 5, 2005
	Robert L. Thompson	(Principal Financial Officer and
Principal Accounting Officer)

Index to Exhibits

Exhibit	Description
*31.1	Certificates of William L. Transier, Co-Chief Executive Officer, pursuant to Rule 13a-14(a) of the Securities and Exchange Act of 1934, as amended.

*31.2	Certificate of John N. Seitz, Co-Chief Executive Officer, pursuant to Rule 13a-14(a) of the Securities and Exchange Act of 1934, as amended.

*31.3	Certificate of Robert L. Thompson, Chief Accounting Officer, pursuant to Rule 13a-14(a) of the Securities and Exchange Act of 1934, as amended.

*32.1	Certification of William L. Transier, Co-Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*32.2	Certificate of John N. Seitz, Co-Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*32.3	Certification of Robert L. Thompson, Chief Accounting Officer, pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed herewith.