Form 10-Q
period 2005-03-31
ENDEAVOUR INTERNATIONAL CORP
filed 2005-05-06
CIK 1112412

United States
Securities and Exchange Commission

Washington, D.C. 20549

Form 10-Q

(Mark One)
☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the Quarterly Period Ended March 31, 2005
or
☐	Transition Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934
For the transition period from ___to ___

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☑ Yes ☐ No

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☑ No

As of May 6, 2004, 74,078,688 shares of the registrant’s common stock were outstanding.

Endeavour International Corporation

Index

Part I:
Item 1: Financial Statements
Condensed Consolidated Balance Sheets	1
Condensed Consolidated Statements of Operations	2
Condensed Consolidated Statements of Cash Flows	3
Notes to Condensed Consolidated Financial Statements	4
Item 2: Management’s Discussion and Analysis of Financial Condition and Results of Operations	13
Item 3: Quantitative and Qualitative Disclosures about Market Risk	15
Item 4: Controls and Procedures	16
Part II. Other Information
Item 1: Legal Proceedings	17
Item 6: Exhibits	17
Signatures	18
Certification of Co-CEO pursuant to Rule 13a-14a/15d-14a
Certification of Co-CEO pursuant to Rule 13a-14a/15d-14a
Certification of CAO pursuant to Rule 13a-14a/15d-14a
Certification of Co-CEO pursuant to Section 906
Certification of Co-CEO pursuant to Section 906
Certification of CAO pursuant to Section 906

Item 1: Financial Statements

Endeavour International Corporation
Condensed Consolidated Balance Sheets

(Unaudited)
(Amounts in thousands, except share data)

	March 31, 2005	December 31, 2004

Assets
Current Assets:
Cash and cash equivalents	$81,012	$8,975
Accounts receivable	2,968	4,286
Prepaid expenses and other current assets	5,375	3,814

Total Current Assets	89,355	17,075
Equity Interests in Entities with Oil and Gas Properties	3,839	3,688
Property and Equipment, Net	50,172	50,228
Goodwill	27,811	20,119
Other Assets	16,119	10,627

Total Assets	$187,296	$101,737

Liabilities and Stockholders’ Equity
Current Liabilities:
Accounts payable	$3,294	$2,909
Accrued expenses	4,827	7,106
Current portion of long-term debt	4,094	2,138
Other	4,918	223

Total Current Liabilities	17,133	12,376
Long-Term Debt	81,250	2,150
Deferred Taxes	14,338	18,012
Other Liabilities	10,705	8,979

Total Liabilities	123,426	41,517
Minority Interest	138	3,248
Commitments and Contingencies
Stockholders’ Equity:
Preferred stock (Liquidation preference: $2,300)	—	—
Common stock; shares issued and outstanding — 74,040,161 at 2005 and 69,995,165 shares at 2004	74	70
Additional paid-in capital	150,369	133,919
Accumulated other comprehensive loss	(3,460)	(528)
Deferred compensation	(10,639)	(6,570)
Accumulated deficit	(72,612)	(69,919)

Total Stockholders’ Equity	63,732	56,972

Total Liabilities and Stockholders’ Equity	$187,296	$101,737

See accompanying notes to consolidated financial statements.

Endeavour International Corporation
Condensed Consolidated Statement of Operations
(Unaudited)

(Amounts in thousands, except per share data)

	Three Months Ended March 31,
	2005	2004

Revenues	$7,703	$8
Cost of Operations:
Operating expenses	2,416	1
Depreciation, depletion and amortization	2,218	132
Equity loss from entities with oil and gas properties	79	57
General and administrative	4,152	2,533

Total Expenses	8,865	2,723

Loss From Operations	(1,162)	(2,715)

Other (Income) Expense:
Consideration given in excess of fair value of identifiable assets acquired	—	10,779
Interest income	(318)	(83)
Interest expense	783	253
Gain on sale of oil and gas interest — related party	—	(1,250)
Other (income) expense	(422)	207

Total Other Expense	43	9,906

Loss Before Minority Interest	(1,205)	(12,621)
Minority Interest	(470)	4

Loss Before Income Taxes	(1,675)	(12,617)
Income Tax Expense	978	—

Net Loss	(2,653)	(12,617)
Preferred Stock Dividends	39	307

Net Loss to Common Stockholders	$(2,692)	$(12,924)

Net Loss Per Common Share — Basic and Diluted	$(0.04)	$(0.26)

Weighted Average Number of Common Shares Outstanding — Basic and Diluted	73,402	49,076

See accompanying notes to consolidated financial statements.

Endeavour International Corporation
Condensed Consolidated Statement of Cash Flows
(Unaudited)

(Amounts in thousands)

	Three Months Ended March 31,
	2005	2004

Cash Flows from Operating Activities:
Net loss	$(2,653)	$(12,617)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation, depletion and amortization	2,218	132
Consideration given in excess of fair value of identifiable assets acquired	—	10,779
Deferred tax benefit	(360)	—
Amortization of non-cash compensation	1,964	1,082
Fair market value adjustment of stock options	(489)	1,106
Gain on sale of assets	—	(1,250)
Other	798	514
Changes in assets and liabilities:
(Increase) Decrease in receivables	1,268	(234)
Increase in other current assets	(930)	(223)
Increase in accounts payable and accrued expenses	1,655	124

Net Cash Provided by (Used in) Operating Activities	3,471	(587)
Cash Flows From Investing Activities:
Capital expenditures	(4,656)	(1,129)
Acquisitions, net of cash acquired	(1,437)	(66)
Investment in Limited Partnership	(223)	(41)
Proceeds from sale of oil and gas interests	—	490
Increase in restricted cash	(2,011)	—

Net Cash Used in Investing Activities	(8,327)	(746)
Cash Flows From Financing Activities:
Proceeds from borrowings	81,250	—
Repayment of borrowings	—	(1,751)
Purchase and retirement of common and preferred stock	—	(5,031)
Proceeds from warrant and stock option exercises	461	—
Financing costs paid	(3,608)	—
Proceeds from common and preferred stock issued and issuable	—	46,399
Other financing	(24)	—

Net Cash Provided by Financing Activities	78,079	39,617
Net Increase in Cash and Cash Equivalents	73,223	38,284
Effect of Foreign Currency Changes on Cash	(1,186)	—
Cash and Cash Equivalents, Beginning of Period	8,975	57

Cash and Cash Equivalents, End of Period	$81,012	$38,341

See accompanying notes to consolidated financial statements.

Endeavour International Corporation
Notes to Condensed Consolidated Statements
(Unaudited)

Note 1 — Summary of Significant Accounting Policies

General

Endeavour International Corporation is an international oil and gas exploration and production company primarily focused on the acquisition, exploration and development of energy reserves in the North Sea. As used in these Notes to Consolidated Financial Statements, the terms the “Company”, “Endeavour”, “we”, “us”, “our” and similar terms refer to Endeavour International Corporation and, unless the context indicates otherwise, its consolidated subsidiaries. The accompanying consolidated financial statements of Endeavour should be read in conjunction with the consolidated financial statements and notes included in our Annual Report on Form 10—K for the year ended December 31, 2004.

Basis of Presentation and Use of Estimates

The accompanying financial statements have been prepared, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”), and, accordingly, certain information normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States has been condensed or omitted.

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

The common shares potentially issuable arising from these instruments, which were outstanding during the periods presented in the financial statements, consisted of:

Endeavour International Corporation
Notes to Condensed Consolidated Statements
(Unaudited)

(Amounts in thousands)	March 31,
	2005	2004

Options	1,026	1,103
Warrants	1,286	1,370
Convertible Debt	16,185	—

Common shares potentially issuable	18,497	2,473

Recent Accounting Pronouncements

In December 2004, the Financial Accounting Standards Board issued a revised Statement of Financial Accounting Standard No. 123 (revised 2004), Share-Based Payment (“SFAS 123R”), which replaces SFAS 123 and supersedes APB Opinion No. 25. SFAS 123R requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair values. The pro forma disclosures previously permitted under SFAS 123 will no longer be an alternative to financial statement recognition. In April 2005, the SEC delayed the effective date of SFAS 123R to fiscal years beginning after June 15, 2005. As a result SFAS 123R will be effective for the Company beginning in the first quarter of 2006. The guidance also provides for classifying awards as either liabilities or equity, which impacts when and if the awards must be remeasured to fair value subsequent to the grant date. We plan to adopt SFAS 123R on January 1, 2006.

At the time of adoption, companies can select from various transition methods, two of which would allow for restatement of certain prior periods. Management anticipates selecting the transition method in which prior period financial statements would not be restated. The adoption of SFAS No. 123R is not expected to have a significant effect on our financial condition and will not affect our consolidated cash flows. The future impact on our consolidated results of operations of the adoption of SFAS 123R cannot be predicted as certain of our deferred compensation plans are treated as liabilities and are currently accounted for using the variable method of accounting. However, had we adopted SFAS 123R in prior periods, the impact of that standard would have approximated the impact of SFAS 123 as described in the disclosure of pro forma net loss and loss per share above.

Note 2 — Stock-Based Compensation Arrangements

We account for stock—based compensation plans for employees and directors using the intrinsic value method. Under this method, we record no compensation expense for stock options granted when the exercise price of options granted is equal to or greater than the fair market value of our common stock on the date of grant. We apply the fair value method in accounting for stock-based grants to non-employees using the Black-Scholes Method.

Endeavour International Corporation
Notes to Condensed Consolidated Statements
(Unaudited)

During 2003, we granted 700,000 options to then-current directors. While all the options granted had an exercise price higher than the market value of the stock on the date of grant, a subsequent modification of these options has triggered variable accounting. We are required to record compensation expense if the modified option price is lower than the market price of the stock at the end of a reporting period until the options expire or are exercised. For the three months ended March 31, 2005 and 2004, we recorded non-cash general and administrative expenses of $(0.5) million and $1.1 million, respectively, related to these options.

Had compensation expense for the three months ended March 31, 2005 and 2004 been determined under fair value provisions, our net loss and net loss per share would have been the following:

(Amounts in thousands, except per share data)	Three Months Ended March 31,
	2005	2004

Net loss to common stockholders, as reported	$(2,692)	$(12,924)
Add:
Stock-based compensation expense as reported	596	1,897
Less:
Total stock-based compensation expense determined under fair-value-based method for all awards, net of tax	(1,341)	(2,632)

Pro forma net loss	$(3,437)	$(13,659)

Loss per share:
Basic — as reported	$(0.04)	$(0.26)

Basic — pro forma	$(0.05)	$(0.28)

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

	2005	2004

Risk free rate	3.9%	4.0%
Expected years until exercise	5.0	7.0
Expected stock volatility	48%	33%
Dividend yield	—	—

Endeavour International Corporation
Notes to Condensed Consolidated Statements
(Unaudited)

Note 3 — Acquisitions and Dispositions

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

Purchase of Minority Interest in OER

In January 2005, we purchased the remaining 23.34% minority interest, representing 1,299,772 shares, in OER for consideration of NOK 6.98 per share and 1.68 shares of our common stock per share of OER. The aggregate consideration paid of $10.7 million was approximately $1.4 million in cash and 2,183,617 shares of our common stock. As a result of this purchase, goodwill increased by $7.7 million.

Acquisition of NSNV, Inc.

On February 26, 2004, we acquired NSNV, Inc. (“NSNV”), through a merger with a newly created subsidiary of the Company, resulting in NSNV becoming a wholly-owned subsidiary of the Company (the “NSNV Acquisition”). NSNV was a private company owned by William L. Transier, John N. Seitz and PGS Exploration (UK) Limited (“PGS”), a United Kingdom corporation that is a provider of geophysical services. The former shareholders of NSNV received an aggregate of 12.5 million of our common shares in the merger, representing approximately 18.9% of our outstanding common stock immediately after the closing of the merger.

The NSNV Acquisition was accounted for as a purchase of assets and not a business combination. Therefore, the consideration given was allocated to the fair value of the identifiable assets and liabilities acquired with the excess, approximately $10.8 million, expensed.

The Restructuring

Simultaneous with the consummation of the NSNV Acquisition and a private placement of our common stock for aggregate gross proceeds of $50 million, we restructured various financial and stockholder related items (the “Restructuring”). With the Restructuring we sold all of our United States oil and gas assets, eliminated outstanding convertible notes and eliminated all of the Series A and C preferred stock as well as nearly all of the Series B Preferred Stock.

Endeavour International Corporation
Notes to Condensed Consolidated Statements
(Unaudited)

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

Note 4 — Convertible Senior Notes

During the first quarter of 2005, we issued $81.25 million aggregate principal amount of convertible senior notes due 2012 in a private placement to qualified institutional buyers, pursuant to an exemption from the registration requirements of the Securities Act of 1933, as amended. The notes bear interest at a rate of 6.00% per annum, payable in January and July. The notes are convertible into shares of our common stock at an initial conversion rate of 199.2032 shares of common stock per $1,000 principal amount of notes, subject to adjustment, which represents an initial conversion price of approximately $5.02 per share. In connection with the issuance of these notes, we paid $3.6 million in financing and other costs.

Note 5 — Property and Equipment

Property and equipment included the following:

(Amounts in thousands)	March 31, 2005	December 31, 2004

Oil and gas properties under the full cost method:
Subject to amortization	$19,498	$20,081
Not subject to amortization:
Acquired in 2005	2,489	—
Acquired in 2004	26,749	26,749

	48,736	46,830
Other oil and gas assets	4,875	4,875
Computers, furniture and fixtures	757	635

Total property and equipment	54,368	52,340
Accumulated depreciation, depletion and amortization	(4,196)	(2,112)

Net property and equipment	$50,172	$50,228

Endeavour International Corporation
Notes to Condensed Consolidated Statements
(Unaudited)

The costs not subject to amortization relate to unproved properties which are excluded from amortized capital costs until it is determined whether or not proved reserves can be assigned to such properties. We capitalized $1.6 million and $0.5 million in certain employee costs directly related to exploration activities for the quarter ended March 31, 2005 and 2004, respectively.

Note 6 — Derivative Instruments

In January 2005, we entered into an oil commodity swap where we pay market IPE Brent and receive a fixed price that ranges from $46.20 per barrel in the initial month to $40.00 per barrel at the end of the contract. The contract covers 600 barrels per day from February 2005 through December 2006. The contract requires us to provide $2 million in collateral. During the first quarter of 2005, we realized $0.1 million as a reduction to revenue related to settlements for this contract and another $0.1 million as an increase to other expenses related to hedge ineffectiveness. We did not exclude any component of the hedging instrument’s gain or loss when assessing effectiveness.

At March 31, 2005, the net deferred loss recognized in accumulated other comprehensive income was $2.9 million, net of tax. We anticipate a loss of $1.7 million, net of tax, will be transferred out of accumulated other comprehensive income and recognized within earnings over the next 12 months.

We discontinue hedge accounting prospectively when (1) we determine that the derivative is no longer effective in offsetting changes in the fair value or cash flows of a hedged item (including hedged items such as firm commitments or forecasted transactions); (2) the derivative expires; (3) it is no longer probable that the forecasted transaction will occur; (4) a hedged firm commitment no longer meets the definition of a firm commitment; or (5) management determines that designating the derivative as a hedging instrument is no longer appropriate.

Note 7 — Supplemental Cash Flow Information

As described above, in the first quarter of 2005, we purchased the minority interest in OER for a combination of cash and common stock. During the first quarter of 2004, we had noncash investing activities with the acquisition of NSNV for 12.5 million shares of our common stock with a total purchase price of approximately $25 million. Therefore, the NSNV Acquisition increased current assets by $1 million, oil and gas property by $11.4 million, other assets by $8.3 million, current liabilities by $2.5 million other liabilities by $3.5 million and equity by $25 million through a noncash transaction that was not reflected in the statement of cash flows. However, $65,811 of acquisition costs reflected in “investing activities” in the statement of cash flows represents the cash expenses paid in connection with the NSNV Acquisition, less the cash of NSNV on the date the NSNV Acquisition was consummated. Noncash investing activities and financing activities were also incurred with the transactions involved in the Restructuring.

Endeavour International Corporation
Notes to Condensed Consolidated Statements
(Unaudited)

In the first quarter of 2004, we exercised a call option and issued 835,000 shares of our common stock to RAM Trading Ltd. in full payment of the option.

Note 8 — Comprehensive Loss

Excluding net loss, our source of comprehensive loss is from the net unrealized loss on commodity derivative instruments and marketable debt securities, which are classified as available-for-sale. The following summarizes the components of comprehensive loss:

(Amounts in thousands)	Quarter Ended March 31,
	2005	2004

Net loss	$(2,653)	$(12,617)
Unrealized loss on commodity derivative instruments, net of tax of $1.2 million	(2,944)
Unrealized loss on marketable debt securities	(12)	(282)
Reclassification adjustment for loss realized in net loss above	—	489

Net impact on comprehensive loss	(2,956)	207

Comprehensive loss	$(5,609)	$(12,410)

Note 9 — Commitments and Contingencies

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

PGS Commitment

We have a three-year product and service commitment to PGS in return for the right to use 79,200 square kilometers of 3-D seismic and related data in the North Sea region, including the 3D Mega Merge and North Sea Digital Atlas databases. Under the agreement, we are required to

Endeavour International Corporation
Notes to Condensed Consolidated Statements
(Unaudited)

purchase products and services from PGS, or affiliates, that have an aggregate invoice value over three years of at least $4.5 million for a period of three years ending on December 15, 2006 as follows:

(amounts in thousands)
Through December 15, 2005	$2,500
December 16, 2005 to December 15, 2006	2,000

Total PGS commitment	$4,500

During 2004, we signed an agreement with PGS whereby PGS will provide certain information relating to the Holland MegaSurvey to us for approximately $1.2 million. This agreement will apply towards our 2005 commitments.

Legal Proceeding

In March 2004, the GHK Company, LLC, GHK/Potato Hills Limited Partnership, and Brian F. Egolf (collectively “Plaintiffs”) commenced an action against Endeavour International Corporation (“Endeavour”), f/k/a Continental Southern Resources, Inc. (“CSOR”), as well as BWP Gas, L.L.C. (“BWP”) and HBA Gas, Inc. (“HBA”) in state court in Oklahoma City, Oklahoma. In the petition, Plaintiffs allege that in 2003, at a time when CSOR intended to acquire a majority of the membership interests in BWP, that BWP entered into an agreement to assign to Plaintiffs 2.5 million common shares of Endeavour stock upon compliance by Plaintiffs with certain contractual obligations including but not limited to completion and initial commercial production of the Mary #2-34 well, along with the presentation of a development plan and the commencement of the next exploration or development well in the Potato Hills Deep Prospect. Plaintiffs allege in their petition that BWP, HBA and Endeavour are alter egos of each other and jointly and severally liable to Plaintiffs for failing to deliver to Plaintiffs the Endeavour common stock. Plaintiffs seek delivery of the stock as well as a temporary restraining order and a primary and permanent injunction (i) enjoining all dilutions of Plaintiffs’ rights pertaining to Endeavour stock; (ii) enjoining Endeavour from all future stock issuances and transfers of assets not in the ordinary course of business and (iii) prohibiting the alienation or encumbrance of the Endeavour stock that is allegedly in HBA’s possession. On April 6, 2004, the defendants removed the action from the state court to the United States District Court for the Western District of Oklahoma. On October 21, 2004, the United States District Court granted a motion to remand to state court filed by the Plaintiffs and remanded the matter to the District Court of Oklahoma County, Oklahoma. While the outcome can not be predicted at this time, management believes it has good and valid defenses in this litigation and intends to litigate vigorously.

Endeavour International Corporation
Notes to Condensed Consolidated Statements
(Unaudited)

Note 10 — Subsequent Events

In April 2005, we sold our partnership interest in PHT Partners, L.P. to a private entity for $19.5 million in cash. The son of an executive officer of the Company became an employee in April 2005 of that UK private entity. The sale price was determined by negotiations between our management and the management of the purchasing entity and approved by our Board of Directors after disclosure of such relationship. At March 31, 2005, the net book value in our investment in PHT Partners, L.P. was approximately $4 million.

In April 2005, we also entered into an agreement for the provision of an offshore rig to drill two exploratory wells in the United Kingdom sector of the North Sea.

Endeavour International Corporation

Cautionary Statement for Forward-Looking Statements

The information contained in this Quarterly Report on Form 10-Q and in other public statements by the Company and Company officers or directors includes or may contain certain forward-looking statements. The words “may,” “will,” “expect,” “anticipate,” “believe,” “continue,” “estimate,” “project,” “intend,” and similar expressions used in this Report are intended to identify forward-looking statements within the meaning of Section 27A of the U.S. Securities Act of 1933 and Section 21E of the U.S. Securities Exchange Act of 1934. You should not place undue reliance on these forward-looking statements, which speak only as of the date made. We undertake no obligation to publicly release the result of any revision of these forward-looking statements to reflect events or circumstances after the date they are made or to reflect the occurrence of unanticipated events. You should also know that such statements are not guarantees of future performance and are subject to risks, uncertainties and assumptions. These factors include, but are not limited to, those risks described in detail in the Company’s Annual Report on Form 10-K under the caption “Risk Factors” and other filings with the Securities and Exchange Commission. Should any of these risks or uncertainties materialize, or should any of these assumptions prove incorrect, actual results may differ materially from those included within the forward-looking statements.

Item 2: Management’s Discussion and Analysis of Financial Condition and Results of Operations

Unless the context otherwise requires, references to the “Company”, “Endeavour”, “we”, “us” or “our”, mean Endeavour International Corporation or any of our consolidated subsidiaries or partnership interests. The following discussion should be read in conjunction with our Condensed Consolidated Financial Statements and related Notes thereto included elsewhere in this Report.

General

During the fourth quarter of 2004, we purchased a 76.66% majority interest in OER oil AS (“OER”), a privately held Norwegian exploration and production company based in Oslo. In the first quarter of 2005, we purchased the remaining minority interest in OER.

During the first quarter of 2004, we completed a series of mutually interdependent transactions that significantly expanded our scope and provided a new focus, primarily on international oil and gas exploration. As a result of the 2004 transactions, all of our producing operations were sold as well as our exploration activities in Mississippi. We retained our equity interests relating to Thailand and Louisiana through the end of the first quarter of 2004; however our equity interests in Louisiana were sold in May 2004 and our equity interests in a partnership with indirect interests in a project in Thailand were sold in April 2005.

Endeavour International Corporation

Results of Operations

As a result of our acquisition of producing oil and gas properties in Norway, we had revenues of $7.7 million for the first quarter of 2005, with sales volumes of 1,874 barrels of oil equivalent per day. Our Norwegian operations are also responsible for nearly all of the increases in operating expenses of $2.4 million, DD&A expense of $2.1 million and income taxes of $1.0 million.

General and administrative (“G&A”) expenses increased to $4.2 million during the three months ended March 31, 2005 as compared to $2.5 million for the corresponding period in 2004. This increase was driven primarily by the significant increase in operations through the acquisition of NSNV at the end of February 2004 and our Norway operations at the end of November 2004, partially offset by the fair market value adjustment of stock options under variable plan accounting. Components of G&A expenses for these periods are as follows:

	Three Months Ended
(Amounts in thousands)	March 31,
	2005	2004

Compensation	$2,528	$253
Non-cash stock-based compensation	2,133	1,074
Fair market value adjustment of stock options	(489)	1,106
Consulting, legal and accounting fees	906	375
Occupancy costs	286	23
Other expenses	355	196

Gross G&A expenses	5,719	3,027
Less: capitalized G&A expenses	(1,567)	(495)

Net G&A expenses	$4,152	$2,532

Interest expense increased to $0.8 million for the three months ended March 31, 2005 as compared to $0.3 million for the corresponding period in 2004 primarily due to the issuance of our convertible senior notes during the first quarter of 2005.

Income Taxes

Our tax expense for the first quarter of 2005 of $1.0 million, including $0.7 million of foreign currency gains attributable to tax liability balances, relates solely to our Norwegian operations. In the first quarter of 2005, our Norwegian operations had income before taxes of $3.1 million as compared to a net loss before taxes of $1.6 million for the total company. During the first quarter of 2005 and 2004, we did not record any income tax benefits on our non-Norwegian operations as there was no assurance that we could generate any taxable earnings, and therefore recorded valuation allowances on the full amount of deferred tax assets generated.

Endeavour International Corporation

Liquidity and Capital Resources

In the first quarter of 2005, we issued $81.25 million in convertible senior notes due 2012. Interest expense on the senior notes is expected to be approximately $4.9 million annually and we anticipate being able to fund interest payments from cash flows from operating activities.

We anticipate exploration and development expenditures in 2005 to be $37 million. These expenditures include $19 million in the United Kingdom, $8 million in Norway, $1 million in the Netherlands, $2 million on other exploration expenditures and $7 million in capitalized employee costs and interest. We may increase or decrease our planned activities for 2005, depending upon drilling results, potential acquisition candidates, product prices, the availability of capital resources, and other factors affecting the economic viability of such activities.

In addition, we sold our equity interests in a partnership with indirect interests in a project in Thailand in April 2005 for $19.5 million. Proceeds from the sale and capital expenditures originally targeted for Thailand will be used to accelerate North Sea drilling activity in 2005.

Disclosures About Contractual Obligations and Commercial Commitments

As discussed above, we issued $81.25 million in convertible senior notes due 2012. As of March 31, 2005, there have been no other material changes in our contractual obligations.

In April 2005, we entered into an agreement for an offshore rig to drill two exploratory wells on a turnkey basis during 2005 in the United Kingdom sector of the North Sea. The rig commitment secures the use of a semi-submersible owned by a subsidiary of GlobalSantaFe Corporation. Endeavour will operate the rig through its drilling management contract with Applied Drilling Technology International, a division of GlobalSantaFe Drilling U.K. Limited, a wholly-owned subsidiary of GlobalSantaFe Corporation.

Item 3: Quantitative and Qualitative Disclosures about Market Risk

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

Endeavour International Corporation

Commodity Price Risk

We produce and sell crude oil and natural gas. Realized pricing is primarily driven by the prevailing worldwide price for crude oil and spot market prices applicable which have been volatile and unpredictable for several years. As a result, our financial results can be significantly impacted as these commodity prices fluctuate widely in response to changing market forces. At March 31, 2005, we had an oil commodity swap where we pay market IPE Brent and receive a fixed price that ranges from $46.20 per barrel in the initial month to $40.00 per barrel at the end of the contract covering 600 barrels per day through December 2006. At March 31, 2005, a $1.00 change in the Brent oil price would result in a $0.4 million change in revenues through 2005 and 2006.

Interest Rate Risk

We have exposure to changes in interest rates. Changes in interest rates affect the interest earned on cash and cash equivalents and the interest rate paid on borrowings under debt from our newly acquired Norwegian subsidiary. This debt, with approximately $4 million outstanding at March 31, 2005, bears interest at the 6-month Norwegian Inter-Bank Offering Rate (NIBOR) plus 1.4%, currently 3.43%, and is payable in equal installments in July 2005 and January 2006. A 1% per annum increase in NIBOR over the remaining life of this loan would not result in a material change to our interest expense. Our newly issued convertible senior notes bear interest at a fixed rate of 6%.

We do not currently use interest rate derivative financial instruments to manage exposure to interest rate changes, but may do so in the future.

Since the filing of our 2004 Annual Report on Form 10-K, there have been no material changes, other than those discussed above, in reported market risk as it relates to foreign currencies, interest rates and commodity prices.

Item 4: Controls and Procedures

Evaluation of Disclosure Controls and Procedures

     As of the end of the period covered by this report, our management carried out an evaluation, with the participation of our co-chief executive officers (the “CEOs”) and our chief accounting officer (the “CAO”), of the effectiveness of our disclosure controls and procedures required by Rule 13a-15 of the Securities Exchange Act of 1934. Based on that evaluation, the CEOs and CAO believe:

(i) that our disclosure controls and procedures are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is

Endeavour International Corporation

accumulated and communicated to our management, including the CEOs and CAO, as appropriate to allow timely decisions regarding required disclosure; and

(ii) that our disclosure controls and procedures are effective.

Changes in Internal Controls over Financial Reporting

     There has been no significant change in our internal controls over financial reporting during the period covered by this report that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting. In reaching this conclusion, management, with the participation of CEOs and CAO, included in its assessment of internal controls over financial reporting all consolidated entities except those falling under OER oil AS. Endeavour International Corporation acquired OER oil AS on November 23, 2004. OER oil AS’s internal control over financial reporting related to total assets of $63.3 million and total revenues of $3.7 million as of and for the year ended December 31, 2004. As permitted by the SEC’s published guidance, we excluded these entities from our assessment as they were acquired late in the year, and it was not possible to conduct our assessment between the date of acquisition and the end of the quarter.

Part II. Other Information
Item 1: Legal Proceedings

In March 2004, the GHK Company, LLC, GHK/Potato Hills Limited Partnership, and Brian F. Egolf (collectively “Plaintiffs”) commenced an action against Endeavour International Corporation (“Endeavour”), f/k/a Continental Southern Resources, Inc. (“CSOR”), as well as BWP Gas, L.L.C. (“BWP”) and HBA Gas, Inc. (“HBA”) in state court in Oklahoma City, Oklahoma. In the petition, Plaintiffs allege that in 2003, at a time when CSOR intended to acquire a majority of the membership interests in BWP, that BWP entered into an agreement to assign to Plaintiffs 2.5 million common shares of Endeavour stock upon compliance by Plaintiffs with certain contractual obligations including but not limited to completion and initial commercial production of the Mary #2-34 well, along with the presentation of a development plan and the commencement of the next exploration or development well in the Potato Hills Deep Prospect. Plaintiffs allege in their petition that BWP, HBA and Endeavour are alter egos of each other and jointly and severally liable to Plaintiffs for failing to deliver to Plaintiffs the Endeavour common stock. Plaintiffs seek delivery of the stock as well as a temporary restraining order and a primary and permanent injunction (i) enjoining all dilutions of Plaintiffs’ rights pertaining to Endeavour stock; (ii) enjoining Endeavour from all future stock issuances and transfers of assets not in the ordinary course of business and (iii) prohibiting the alienation or encumbrance of the Endeavour stock that is allegedly in HBA’s possession. On April 6, 2004, the defendants removed the action from the state court to the United States District Court for the Western District of Oklahoma. On October 21, 2004, the United States District Court granted a motion to remand to state court filed by the Plaintiffs and remanded the matter to the District Court of Oklahoma County, Oklahoma. While the outcome can not be predicted at this time, management believes it has good and valid defenses in this litigation and intends to litigate vigorously.

Endeavour International Corporation

Item 6: Exhibits

The following exhibits are included herein:

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

Endeavour International Corporation

Date: May 6, 2005	/s/ William L. Transier	/s/ John N. Seitz

	William L. Transier Co-Chief Executive Officer	John N. Seitz Co-Chief Executive Officer

/s/ Robert L. Thompson

Robert L. Thompson
Vice President and Chief Accounting Officer
(Principal Financial Officer and Principal Accounting Officer)

Index to Exhibits

Exhibit Number	Description
31.1*	Certification of William L. Transier, Co-Chief Executive Officer, pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended.
31.2*	Certification of John N. Seitz, Co-Chief Executive Officer, pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended.
31.3*	Certification of Robert L. Thompson, Chief Accounting Officer, pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended.
32.1*	Certification of William L. Transier, Co-Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*	Certification of John N. Seitz, Co-Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.3*	Certification of Robert L. Thompson, Chief Accounting Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed herewith.