Form 10-Q
period 2005-06-30
ENDEAVOUR INTERNATIONAL CORP
filed 2005-08-05
CIK 1112412

United States

Securities and Exchange Commission

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarterly Period Ended June 30, 2005

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  ☒  Yes   ☐   No

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).   ☒ Yes   ☐  No

As of August 4, 2005, 74,317,259 shares of the registrant’s common stock were outstanding.

Endeavour International Corporation

Item 1:  Financial Statements

Endeavour International Corporation

Condensed Consolidated Balance Sheets

(Unaudited)

(Amounts in thousands, except share data)

	June 30, 2005	December 31, 2004
Assets
Current Assets:
Cash and cash equivalents	$96,108	$8,975
Accounts receivable	4,073	4,286
Prepaid expenses and other current assets	3,594	3,814
Total Current Assets	103,775	17,075

Equity Interests in Entities with Oil and Gas Properties	—	3,688
Property and Equipment, Net	53,278	50,228
Goodwill	27,811	20,119
Restricted Cash	4,346	2,507
Other Assets	11,346	8,120
Total Assets	$200,556	$101,737

Liabilities and Stockholders’ Equity
Current Liabilities:
Accounts payable	$3,635	$2,909
Accrued expenses	6,719	7,106
Current portion of long-term debt	—	2,138
Other	8,611	223
Total Current Liabilities	18,965	12,376

Long-Term Debt	81,250	2,150
Deferred Taxes	13,840	18,012
Other Liabilities	10,524	8,979
Total Liabilities	124,579	41,517

Minority Interest	—	3,248

Commitments and Contingencies

Stockholders’ Equity:
Preferred stock (Liquidation preference: $2,379)	—	—
Common stock; shares issued and outstanding – 74,272,759 at 2005 and 69,995,165 shares at 2004	74	70
Additional paid-in capital	151,152	133,919
Accumulated other comprehensive loss	(4,313)	(528)
Deferred compensation	(9,542)	(6,570)
Accumulated deficit	(61,394)	(69,919)
Total Stockholders’ Equity	75,977	56,972
Total Liabilities and Stockholders’ Equity	$200,556	$101,737

See accompanying notes to consolidated financial statements.

Endeavour International Corporation

Condensed Consolidated Statements of Operations

(Unaudited)

(Amounts in thousands, except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
Revenues	$9,091	$—	$16,793	$8

Cost of Operations:
Operating expenses	2,958	—	5,374	1
Depreciation, depletion and amortization	2,243	376	4,461	508
Equity loss from entities with oil and gas properties	—	77	79	134
General and administrative	4,373	2,950	8,525	5,483
Total Expenses	9,574	3,403	18,439	6,126

Loss From Operations	(483)	(3,403)	(1,646)	(6,118)

Other (Income) Expense:
Consideration given in excess of fair value of identifiable assets acquired	—	—	—	10,779
Interest income	(626)	(160)	(944)	(244)
Interest expense	1,182	—	1,965	254
(Gain) loss on sale of oil and gas interests	(14,944)	895	(14,944)	(355)
Gain on collection of promissory notes	—	(1,848)	—	(1,848)
Other (income) expense	(237)	1	(661)	208

Total Other (Income) Expense	(14,625)	(1,112)	(14,584)	8,794

Income (Loss) Before Minority Interest	14,142	(2,291)	12,938	(14,912)
Minority Interest	—	4	(470)	7

Income (Loss) Before Income Taxes	14,142	(2,287)	12,468	(14,905)
Income Tax Expense	2,885	—	3,864	—

Net Income (Loss)	11,257	(2,287)	8,604	(14,905)
Preferred Stock Dividends	39	39	79	346

Net Income (Loss) to Common Stockholders	$11,218	$(2,326)	$8,525	$(15,251)

Net Income (Loss) Per Common Share:
Basic	$0.15	$(0.03)	$0.12	$(0.26)
Diluted	$0.13	$(0.03)	$0.11	$(0.26)

Weighted Average Number of Common Shares Outstanding:
Basic	74,159	69,271	73,786	59,173
Diluted	93,095	69,271	76,094	59,173

See accompanying notes to consolidated financial statements.

Endeavour International Corporation

Condensed Consolidated Statements of Cash Flows

(Unaudited)

(Amounts in thousands)

	Six Months Ended June 30,
	2005	2004
Cash Flows from Operating Activities:
Net income (loss)	$8,604	$(14,905)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation, depletion and amortization	4,461	508
Consideration given in excess of fair value of identifiable assets acquired	—	10,779
Deferred tax benefit	(341)	—
Gain on collection of promissory notes	—	(1,848)
Amortization of non-cash compensation	3,482	2,868
Fair market value adjustment of stock options	(392)	658
Gain on sale of assets	(14,944)	(355)
Other	915	590
Changes in assets and liabilities:
Decrease in receivables	116	1,786
(Increase) Decrease in other current assets	913	(405)
Increase in accounts payable and accrued expenses	6,475	596
Net Cash Provided by Operating Activities	9,289	272

Cash Flows From Investing Activities:
Capital expenditures	(10,179)	(2,640)
Acquisitions, net of cash acquired	(1,437)	(66)
Investment in Limited Partnership	(156)	(936)
Proceeds from sale of assets	19,465	741
Increase in restricted cash	(1,876)	—
Net Cash Provided by (Used in) Investing Activities	5,817	(2,901)

Cash Flows From Financing Activities:
Proceeds from borrowings	81,250	—
Repayment of borrowings	(4,006)	(1,751)
Purchase and retirement of common and preferred stock	—	(5,031)
Proceeds from warrant and stock option exercises	669	—
Financing costs paid	(3,648)	—
Proceeds from common and preferred stock issued and issuable	—	46,399
Other financing	(70)	—
Net Cash Provided by Financing Activities	74,195	39,617

Net Increase in Cash and Cash Equivalents	89,301	36,988
Effect of Foreign Currency Changes on Cash	(2,168)	—
Cash and Cash Equivalents, Beginning of Period	8,975	57

Cash and Cash Equivalents, End of Period	$96,108	$37,045

See accompanying notes to consolidated financial statements.

Endeavour International Corporation

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Note 1 – Summary of Significant Accounting Policies

General

Endeavour International Corporation is an international oil and gas exploration and production company primarily focused on the acquisition, exploration and development of energy reserves in the North Sea.  As used in these Notes to Consolidated Financial Statements, the terms the “Company”, “Endeavour”, “we”, “us”, “our” and similar terms refer to Endeavour International Corporation and, unless the context indicates otherwise, its consolidated subsidiaries.  The accompanying consolidated financial statements of Endeavour should be read in conjunction with the consolidated financial statements and notes included in our Annual Report on Form 10-K for the year ended December 31, 2004.

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

Income (Loss) Per Share

Basic loss per common share is computed by dividing net loss attributable to common stockholders by the weighted average number of common shares outstanding for the period.  Diluted loss per share includes the effect of our outstanding stock options, warrants and shares issuable pursuant to convertible debt and certain stock incentive plans under the treasury stock method, if including such instruments is dilutive.

Endeavour International Corporation

Notes to Condensed Consolidated Financial Statements

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
(Amounts in thousands, except per share data)	2005	2004	2005	2004
Net income (loss) to common stockholders
Basic	$11,218	$(2,326)	$8,525	$(15,251)
Add Effect of:
Convertible debt	1,199	—	—	—
Certain stock incentive plans	43	—	—	—
Diluted	$12,460	$(2,326)	$8,525	$(15,251)

Weighted Average Number of Common Shares Outstanding:
Basic	74,159	69,271	73,786	59,173
Add Effect of:
Stock options	1,016	—	1,100	—
Warrants	1,129	—	1,208	—
Convertible debt	16,185	—	—	—
Certain stock incentive plans	606	—	—	—
Diluted	93,095	69,271	76,094	59,173

For the six months ended June 30, 2005, 14.4 million common shares potentially issuable related to convertible debt and certain stock incentive plans were excluded from diluted weighted average shares outstanding as their effects were anti-dilutive (i.e., increase the net income per share).  At June 30, 2004, 2.8 million common shares potentially issuable, relating to outstanding options and warrants, were excluded from diluted weighted average shares outstanding as their effects were anti-dilutive (i.e., reduce the net loss per share).

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

Endeavour International Corporation

Notes to Condensed Consolidated Financial Statements

(Unaudited)

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

Note 2 – Stock-Based Compensation Arrangements

We account for stock-based compensation plans for employees, including directors, using the intrinsic value method.  Under this method, we record no compensation expense for stock options granted when the exercise price of options granted is equal to or greater than the fair market value of our common stock on the date of grant.

For non-employees, we apply the fair value method in accounting for stock-based grants using the Black-Scholes Method.

During 2003, we granted 700,000 options to then-current directors.  While all the options granted had an exercise price higher than the market value of the stock on the date of grant, a subsequent modification of these options has triggered variable accounting.  We are required to record compensation expense if the modified option price is lower than the market price of the stock at the end of a reporting period until the options expire or are exercised.  For the three months ended June 30, 2005 and 2004, we recorded non-cash general and administrative expenses of $0.1 million and $(0.5) million, respectively, related to these options.  For the six months ended June 30, 2005 and 2004, we recorded non-cash general and administrative expenses of $(0.4) million and $0.7 million, respectively, related to these options.

Had compensation expense been determined under fair value provisions, our net income (loss) and net income (loss) per share would have been the following:

Endeavour International Corporation

Notes to Condensed Consolidated Financial Statements

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
(Amounts in thousands, except per share data)	2005	2004	2005	2004

Net income (loss) to common stockholders, as reported	$11,218	$(2,326)	$8,525	$(15,251)
Add:
Stock-based compensation expense as reported	1,159	701	1,755	2,667
Less:
Total stock-based compensation expense determined under fair-value-based method for all awards, net of tax	(1,339)	(2,572)	(2,680)	(3,379)

Pro forma net income (loss)	$11,038	$(4,197)	$7,600	$(15,963)

Income (Loss) per share – as reported:
Basic	$0.15	$(0.03)	$0.12	$(0.26)
Diluted	$0.13	$(0.03)	$0.11	$(0.26)

Income (Loss) per share – pro forma:
Basic	$0.15	$(0.06)	$0.10	$(0.27)
Diluted	$0.13	$(0.06)	$0.10	$(0.27)

These pro forma amounts may not be representative of future amounts since the estimated fair value of stock options is amortized to expense over the vesting period and additional options may be issued in future years.  The estimated fair value of each option granted was calculated using the Black-Scholes Method.  The following summarizes the weighted average of the assumptions used in the method.

	2005	2004

Risk free rate	3.9%	4.0%
Expected years until exercise	5.0	7.0
Expected stock volatility	48%	33%
Dividend yield	—	—

Endeavour International Corporation

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Note 3 – Acquisitions and Dispositions

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

Acquisition of NSNV, Inc.

On February 26, 2004, we acquired NSNV, Inc. (“NSNV”), through a merger with a newly created subsidiary of the Company, resulting in NSNV becoming a wholly-owned subsidiary of the Company (the “NSNV Acquisition”).  NSNV was a private company owned by William L. Transier, John N. Seitz and PGS Exploration (UK) Limited (“PGS”), a United Kingdom corporation that is a provider of geophysical services.  The former shareholders of NSNV received an aggregate of 12.5 million of our common shares in the merger, representing approximately 18.9% of our outstanding common stock immediately after the closing of the NSNV Acquisition.

The NSNV Acquisition was accounted for as a purchase of assets and not a business combination.  Therefore, the consideration given was allocated to the fair value of the identifiable assets and liabilities acquired with the excess, approximately $10.8 million, expensed.

The Restructuring

Simultaneous with the consummation of the NSNV Acquisition and a private placement of our common stock for aggregate gross proceeds of $50 million, we restructured various financial and stockholder related items (the “Restructuring”).  With the Restructuring we sold substantially all of our United States oil and gas assets, eliminated outstanding convertible notes and eliminated all of the Series A and C preferred stock as well as nearly all of the Series B Preferred Stock.

Endeavour International Corporation

Notes to Condensed Consolidated Financial Statements

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

Sale of Partnership Interests in Thailand Project

During the second quarter of 2005, we sold our partnership interests in Thailand to a private entity for net proceeds of approximately $19 million.  We recorded a gain on the sale of these interests of approximately $15 million.

Note 4 – Convertible Senior Notes

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

Endeavour International Corporation

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Note 5 - Property and Equipment

Property and equipment included the following:

(Amounts in thousands)	June 30, 2005	December 31, 2004
Oil and gas properties under the full cost method:
Subject to amortization	$20,668	$20,081
Not subject to amortization:
Acquired in 2005	6,335	—
Acquired in 2004	26,749	26,749
	53,752	46,830
Other oil and gas assets	4,875	4,875

Computers, furniture and fixtures	954	635
Total property and equipment	59,581	52,340

Accumulated depreciation, depletion and amortization	(6,303)	(2,112)

Net property and equipment	$53,278	$50,228

The costs not subject to amortization relate to unproved properties which are excluded from amortized capital costs until it is determined whether or not proved reserves can be assigned to such properties.  We capitalized $1.9 million and $1.3 million in certain employee costs directly related to exploration activities for the quarter ended June 30, 2005 and 2004, respectively.  We capitalized $3.5 million and $1.8 million in certain employee costs directly related to exploration activities for the six months ended June 30, 2005 and 2004, respectively.

Note 6 – Derivative Instruments

In January 2005, we entered into an oil commodity swap where we pay market IPE Brent and receive a fixed price that ranges from $46.20 per barrel in the initial month to $40.00 per barrel at the end of the contract.  The contract covers 600 barrels per day from February 2005 through December 2006.  The contract requires us to provide certain collateral.  For the three and six months ended June 30, 2005, we realized $0.4 million and $0.5 million, respectively, as a reduction to revenue related to settlements for this contract.  We did not exclude any component of the hedging instrument’s gain or loss when assessing effectiveness.

At June 30, 2005, the net deferred loss recognized in accumulated other comprehensive income was $3.5 million, net of tax.  Based on current prices, we anticipate a loss of $2.3 million, net of tax, will be transferred out of accumulated other comprehensive income and recognized within earnings over the next 12 months.

Endeavour International Corporation

Notes to Condensed Consolidated Financial Statements

(Unaudited)

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

Note 7 – Supplemental Cash Flow Information

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

Note 8 – Comprehensive Loss

Excluding net loss, our source of comprehensive loss is from the net unrealized loss on commodity derivative instruments and marketable debt securities, which are classified as available-for-sale.  The following summarizes the components of comprehensive loss:

Endeavour International Corporation

Notes to Condensed Consolidated Financial Statements

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
(Amounts in thousands)	2005	2004	2005	2004

Net income (loss)	$11,257	$(2,287)	$8,604	$(14,905)

Unrealized loss on commodity derivative instruments, net of tax	(564)	—	(3,508)	—
Unrealized loss on marketable debt securities	(288)	(108)	(276)	174
Reclassification adjustment for loss realized in net loss above	244	—	394	207

Net impact on comprehensive income (loss)	(608)	(108)	(3,390)	381

Comprehensive income (loss)	$10,649	$(2,395)	$5,214	$(14,524)

Note 9 – Commitments and Contingencies

General

The oil and gas industry is subject to regulation by federal, state and local authorities.  In particular, gas and oil production operations and economics are affected by environmental protection statutes, tax statutes and other laws and regulations relating to the petroleum industry.  We believe we are in compliance with all federal, state and local laws and regulations applicable to the Company and its properties and operations, the violation of which would have a material adverse effect on us or our financial condition.

PGS Commitment

We have a three-year product and service commitment to PGS in return for the right to use 79,200 square kilometers of 3-D seismic and related data in the North Sea region, including the 3D Mega Merge and North Sea Digital Atlas databases.  Under the agreement, we are required to purchase products and services from PGS, or affiliates, that have an aggregate invoice value over three years of at least $4.5 million for a period of three years ending on December 15, 2006 as follows:

(amounts in thousands)
Through December 15, 2005	$2,500
December 16, 2005 to December 15, 2006	2,000

Total PGS commitment	$4,500

Endeavour International Corporation

Notes to Condensed Consolidated Financial Statements

(Unaudited)

At June 30, 2005, approximately $3.4 million of the commitment remains outstanding.

Legal Proceeding

In March 2004, the GHK Company, LLC, GHK/Potato Hills Limited Partnership, and Brian F. Egolf (collectively “Plaintiffs”) commenced an action against Endeavour International Corporation (“Endeavour”), f/k/a Continental Southern Resources, Inc. (“CSOR”), as well as BWP Gas, L.L.C. (“BWP”) and HBA Gas, Inc. (“HBA”) in state court in Oklahoma City, Oklahoma.  In the petition, Plaintiffs allege that in 2003, at a time when CSOR intended to acquire a majority of the membership interests in BWP, that BWP entered into an agreement to assign to Plaintiffs 2.5 million common shares of Endeavour stock upon compliance by Plaintiffs with certain contractual obligations including but not limited to completion and initial commercial production of the Mary #2-34 well, along with the presentation of a development plan and the commencement of the next exploration or development well in the Potato Hills Deep Prospect.  Plaintiffs allege in their petition that BWP, HBA and Endeavour are alter egos of each other and jointly and severally liable to Plaintiffs for failing to deliver to Plaintiffs the Endeavour common stock.  Plaintiffs seek delivery of the stock as well as a temporary restraining order and a primary and permanent injunction (i) enjoining all dilutions of Plaintiffs’ rights pertaining to Endeavour stock; (ii) enjoining Endeavour from all future stock issuances and transfers of assets not in the ordinary course of business and (iii) prohibiting the alienation or encumbrance of the Endeavour stock that is allegedly in HBA’s possession.  In April 2004, the defendants removed the action from the state court to the United States District Court for the Western District of Oklahoma.  In October 2004, the United States District Court granted a motion to remand to state court filed by the Plaintiffs and remanded the matter to the District Court of Oklahoma County, Oklahoma.  In June 2005, BWP and HBA filed voluntary petitions for relief under Chapter 11 of the United States Bankruptcy Code in the United States Bankruptcy Court for the Eastern District of Pennsylvania.  In July 2005, Endeavour filed a Notice of Removal to the federal courts based among other things on the fact that the case of the Plaintiffs relates to the pending bankruptcy proceedings of BWP and HBA.  The Plaintiffs have indicated they will contest this removal.  While the outcome can not be predicted at this time, management believes it has good and valid defenses in this litigation and intends to litigate vigorously.

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

General

During the first quarter of 2004, we completed a series of mutually interdependent transactions that significantly expanded our scope and provided a new focus, primarily on international oil and gas exploration.  As a result of the 2004 transactions, all of our producing operations were sold as well as our exploration activities in Mississippi.  We retained our equity interests relating to Thailand and Louisiana through the end of the first quarter of 2004; however our equity interests in Louisiana were sold in May 2004 and our partnership interests in Thailand were sold in April 2005.

During the fourth quarter of 2004, we purchased a 76.66% majority interest in OER oil AS (“OER”), a privately held Norwegian exploration and production company based in Oslo.  In the first quarter of 2005, we purchased the remaining minority interest in OER.

Endeavour International Corporation

Results of Operations

As a result of our acquisition of producing oil and gas properties in Norway, we had revenues of $9.1 million and $16.8 million for the three and six months ended June 30, 2005, respectively, with sales volumes of 2,020 barrels of oil equivalent per day for the second quarter of 2005 and 1,948 barrels of oil equivalent per day for the six months ended June 30, 2005.  Our Norwegian operations are also responsible for nearly all of the increases in operating expenses, DD&A expense and income taxes.

The increases in general and administrative (“G&A”) expenses were driven primarily by the significant increase in operations through the acquisition of NSNV at the end of February 2004 and our Norway operations at the end of November 2004, partially offset by the fair market value adjustment of stock options under variable plan accounting.  Components of G&A expenses for these periods are as follows:

(Amounts in thousands)	Three Months Ended June 30,		Six Months Ended une 30,
	2005	2004	2005	2004

Compensation	$2,444	$1,249	$4,971	$1,502
Consulting, legal and accounting fees	1,006	657	1,912	1,032
Occupancy costs	417	128	703	152
Other expenses	574	572	932	769
Total gross cash G&A expenses	4,441	2,606	8,518	3,455
Non-cash stock-based compensation	1,727	2,075	3,859	3,148
Fair market value adjustment of stock options	97	(448)	(392)	658
Total gross non-cash G&A expenses	1,824	1,627	3,467	3,806
Gross G&A expenses	6,265	4,233	11,985	7,261
Less: capitalized G&A expenses	(1,892)	(1,283)	(3,460)	(1,778)
Net G&A expenses	$4,373	$2,950	$8,525	$5,483

Interest expense increased to $2.0 million for the six months ended June 30, 2005 as compared to $0.3 million for the corresponding period in 2004 primarily due to the issuance of our convertible senior notes during the first quarter of 2005.

Income Taxes

Our tax expense, relating solely to our Norwegian operations, of $2.9 million and $3.9 million for the three and six months ended June 30, 2005, respectively, includes $0.4 million and $1.2 million, respectively of foreign currency gains attributable to tax liability balances.  For the three and six months ended June 30, 2005, our Norwegian operations had income before taxes of $4.2 million and $7.3 million, respectively, as compared to a net income before taxes of $14.1 million and $12.5 million, respectively, for the total company.  During the each of the periods presented for 2005 and 2004, we did not record any income tax benefits on our non-Norwegian operations as there was no assurance that we could generate any taxable earnings, and therefore recorded

Endeavour International Corporation

valuation allowances on the full amount of deferred tax assets generated.  The gain from the sale of our partnership interests is offset by other current year tax losses in the U.S.

Liquidity and Capital Resources

In the first quarter of 2005, we issued $81.25 million in convertible senior notes due 2012.  Interest expense on the senior notes is expected to be approximately $4.9 million annually and we anticipate being able to fund interest payments from cash flows from operating activities.

We anticipate exploration and development expenditures in 2005 to be $43 million.  These expenditures include $26 million in the United Kingdom, $6 million in Norway, $1 million in the Netherlands, $2 million on other exploration expenditures and $8 million in capitalized employee costs and interest.  We may increase or decrease our planned activities for 2005, depending upon drilling results, potential acquisition candidates, product prices, the availability of capital resources, and other factors affecting the economic viability of such activities.

In addition, we sold our partnership interests in Thailand in April 2005 for net proceeds of approximately $19 million.  Proceeds from the sale and capital expenditures originally targeted for Thailand will be used to accelerate North Sea drilling activity in 2005.

Drilling Program

During the third and fourth quarters, we expect to operate two exploration wells that will test three of four identified prospects on Block 31/26b in the Central Graben region of the UK sector of the North Sea.  The Turnberry prospect will spud first followed immediately by the exploration well to test the Turriff and Tulliallan prospects.  Block 31/26b is part of License P1183 in which we acquired a 60 percent interest during the 22nd Seaward Licensing Round in 2004.

Also during the third quarter, we will participate in the drilling of the Fiacre prospect located in Block 23/11(N) where we will hold a 20 percent working interest as part of a farm-in agreement with Dana Petroleum plc.  Additionally, a fourth well in the exploration program is the Prometheus prospect on Blocks 42/21 and 42/22 in the Southern Gas Basin.  We will hold a 22.5 percent working interest in the well, which is expected to be drilled during the third quarter.

Disclosures About Contractual Obligations and Commercial Commitments

As discussed above, we issued $81.25 million in convertible senior notes due 2012.  As of June 30, 2005, there have been no other material changes in our contractual obligations.

Item 3:  Quantitative and Qualitative Disclosures about Market Risk

Foreign Currency Exchange Risk

The international scope of our business operations exposes us to the risk of fluctuations in foreign currency markets.  As a result, we are subject to foreign currency exchange rate risk due

Endeavour International Corporation

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

Commodity Price Risk

We produce and sell crude oil and natural gas.  Realized pricing is primarily driven by the prevailing worldwide price for crude oil and spot market prices applicable which have been volatile and unpredictable for several years.  As a result, our financial results can be significantly impacted as these commodity prices fluctuate widely in response to changing market forces.  At June 30, 2005, we had an oil commodity swap where we pay market IPE Brent and receive a fixed price that ranges from $44.65 per barrel in the initial month to $40.00 per barrel at the end of the contract covering 600 barrels per day through December 2006.  At June 30, 2005, a $1.00 change in the Brent oil price would result in a $0.3 million change in revenues through 2005 and 2006.

Interest Rate Risk

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

Item 4:  Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this report, our management carried out an evaluation, with the participation of our co-chief executive officers (the “CEOs”) and our chief accounting officer (the “CAO”), of the effectiveness of our disclosure controls and procedures required by Rule 13a-15 of the Securities Exchange Act of 1934.  Based on that evaluation, the CEOs and CAO believe:

(i)            that our disclosure controls and procedures are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including the CEOs and CAO, as appropriate to allow timely decisions regarding required disclosure; and

Endeavour International Corporation

(ii)           that our disclosure controls and procedures are effective.

Changes in Internal Controls over Financial Reporting

There has been no significant change in our internal controls over financial reporting during the period covered by this report that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.  In reaching this conclusion, management, with the participation of the CEOs and CAO, included in its assessment of internal controls over financial reporting all consolidated entities except those falling under OER oil AS.  Endeavour International Corporation acquired OER oil AS on November 23, 2004.  OER oil AS’s internal control over financial reporting related to total assets of $63.3 million and total revenues of $3.7 million as of and for the year ended December 31, 2004.  As permitted by the SEC’s published guidance, we excluded these entities from our assessment as they were acquired late in the year, and it was not possible to conduct our assessment between the date of acquisition and the end of the quarter.

Part II. Other Information

Item 1:  Legal Proceedings

In March 2004, the GHK Company, LLC, GHK/Potato Hills Limited Partnership, and Brian F. Egolf (collectively “Plaintiffs”) commenced an action against Endeavour International Corporation (“Endeavour”), f/k/a Continental Southern Resources, Inc. (“CSOR”), as well as BWP Gas, L.L.C. (“BWP”) and HBA Gas, Inc. (“HBA”) in state court in Oklahoma City, Oklahoma.  In the petition, Plaintiffs allege that in 2003, at a time when CSOR intended to acquire a majority of the membership interests in BWP, that BWP entered into an agreement to assign to Plaintiffs 2.5 million common shares of Endeavour stock upon compliance by Plaintiffs with certain contractual obligations including but not limited to completion and initial commercial production of the Mary #2-34 well, along with the presentation of a development plan and the commencement of the next exploration or development well in the Potato Hills Deep Prospect.  Plaintiffs allege in their petition that BWP, HBA and Endeavour are alter egos of each other and jointly and severally liable to Plaintiffs for failing to deliver to Plaintiffs the Endeavour common stock.  Plaintiffs seek delivery of the stock as well as a temporary restraining order and a primary and permanent injunction (i) enjoining all dilutions of Plaintiffs’ rights pertaining to Endeavour stock; (ii) enjoining Endeavour from all future stock issuances and transfers of assets not in the ordinary course of business and (iii) prohibiting the alienation or encumbrance of the Endeavour stock that is allegedly in HBA’s possession.  In April 2004, the defendants removed the action from the state court to the United States District Court for the Western District of Oklahoma.  In October 2004, the United States District Court granted a motion to remand to state court filed by the Plaintiffs and remanded the matter to the District Court of Oklahoma County, Oklahoma.  In June 2005, BWP and HBA filed voluntary petitions for relief under Chapter 11 of the United States Bankruptcy Code in the United States Bankruptcy Court for the Eastern District of Pennsylvania.  In July 2005, Endeavour filed a Notice of Removal to the federal courts based among other things on the fact that the case of the Plaintiffs relates to the pending bankruptcy proceedings of BWP and HBA.  The Plaintiffs have

Endeavour International Corporation

indicated they will contest this removal.  While the outcome can not be predicted at this time, management believes it has good and valid defenses in this litigation and intends to litigate vigorously.

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

Endeavour International Corporation

Date: August 5, 2005	/s/ William L. Transier	/s/ John N. Seitz
	William L. Transier	John N. Seitz
	Co-Chief Executive Officer	Co-Chief Executive Officer

/s/ Robert L. Thompson
Robert L. Thompson
Vice President and Chief Accounting Officer
(Principal Financial Officer and Principal Accounting Officer)