Form 10-Q
period 2005-09-30
ENDEAVOUR INTERNATIONAL CORP
filed 2005-11-03
CIK 1112412

United States

Securities and Exchange Commission

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarterly Period Ended September 30, 2005

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  ☐   Yes   ☒   No

As of November 1, 2005, 75,489,052 shares of the registrant’s common stock were outstanding.

Endeavour International Corporation

Item 1:  Financial Statements

Endeavour International Corporation

Condensed Consolidated Balance Sheets

(Unaudited)

(Amounts in thousands, except share data)

	September 30, 2005	December 31, 2004
Assets
Current Assets:
Cash and cash equivalents	$89,121	$8,975
Accounts receivable	5,866	4,286
Amount held in escrow	10,131	—
Prepaid expenses and other current assets	3,811	3,814
Total Current Assets	108,929	17,075

Equity Interests in Entities with Oil and Gas Properties	—	3,688
Property and Equipment, Net	54,284	50,228
Goodwill	27,758	20,119
Restricted Cash	4,366	2,507
Other Assets	11,218	8,120
Total Assets	$206,555	$101,737

Liabilities and Stockholders’ Equity
Current Liabilities:
Accounts payable	$18,698	$2,909
Accrued expenses	7,244	7,106
Current portion of long-term debt	—	2,138
Other	8,414	223
Total Current Liabilities	34,356	12,376

Long-Term Debt	81,250	2,150
Deferred Taxes	17,799	18,012
Other Liabilities	10,256	8,979
Total Liabilities	143,661	41,517

Minority Interest	—	3,248

Commitments and Contingencies (Note 10)

Stockholders’ Equity:
Preferred stock (Liquidation preference: $2,418)	—	—
Common stock; shares issued and outstanding – 75,247,834 at 2005 and 69,995,165 shares at 2004	75	70
Additional paid-in capital	156,101	133,919
Accumulated other comprehensive loss	(6,093)	(528)
Deferred compensation	(11,334)	(6,570)
Accumulated deficit	(75,855)	(69,919)
Total Stockholders’ Equity	62,894	56,972
Total Liabilities and Stockholders’ Equity	$206,555	$101,737

See accompanying notes to consolidated financial statements.

Endeavour International Corporation

Condensed Consolidated Statements of Operations

(Unaudited)

(Amounts in thousands, except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
Revenues	$10,852	$—	$27,645	$8

Cost of Operations:
Operating expenses	2,569	—	7,943	1
Depreciation, depletion and amortization	2,399	382	6,860	890
Impairment of oil and gas properties	9,394	—	9,394	—
Equity loss from entities with oil and gas properties	—	90	79	224
General and administrative	5,730	3,658	14,255	9,141
Total Expenses	20,092	4,130	38,531	10,256

Loss From Operations	(9,240)	(4,130)	(10,886)	(10,248)

Other (Income) Expense:
Consideration given in excess of fair value of identifiable assets acquired	—	—	—	10,779
Interest income	(770)	(155)	(1,714)	(398)
Interest expense	1,150	8	3,115	262
(Gain) loss on sale of oil and gas interests	(22)	—	(14,966)	(355)
Gain on collection of promissory notes	—	—	—	(1,848)
Other (income) expense	(26)	9	(687)	216

Total Other (Income) Expense	332	(138)	(14,252)	8,656

Income (Loss) Before Minority Interest	(9,572)	(3,992)	3,366	(18,904)
Minority Interest	—	(5)	(470)	12

Income (Loss) Before Income Taxes	(9,572)	(3,987)	2,896	(18,892)
Income Tax Expense	4,850	—	8,714	—

Net Loss	(14,422)	(3,987)	(5,818)	(18,892)
Preferred Stock Dividends	39	39	118	385

Net Loss to Common Stockholders	$(14,461)	$(4,026)	$(5,936)	$(19,277)

Net Loss Per Common Share – Basic and Diluted	$(0.19)	$(0.06)	$(0.08)	$(0.31)

Weighted Average Number of Common Shares Outstanding – Basic and Diluted	74,656	69,366	74,084	62,596

See accompanying notes to consolidated financial statements.

Endeavour International Corporation

Condensed Consolidated Statements of Cash Flows

(Unaudited)

(Amounts in thousands)

	Nine Months Ended September 30,
	2005	2004
Cash Flows from Operating Activities:
Net loss	$(5,818)	$(18,892)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation, depletion and amortization	6,860	890
Impairment of oil and gas properties	9,394	—
Consideration given in excess of fair value of identifiable assets acquired	—	10,779
Deferred tax expense	3,275	—
Gain on collection of promissory notes	—	(1,848)
Amortization of non-cash compensation	5,131	4,733
Fair market value adjustment of stock options	287	574
Gain on sale of oil and gas interests	(14,966)	(355)
Other	1,011	745
Changes in assets and liabilities:
(Increase) Decrease in receivables	(1,678)	4,121
Increase in other current assets	(9,549)	(450)
Increase in accounts payable and accrued expenses	20,031	1,480
Net Cash Provided by Operating Activities	13,978	1,777

Cash Flows From Investing Activities:
Capital expenditures	(22,648)	(4,278)
Acquisitions, net of cash acquired	(1,437)	(66)
Investment in Limited Partnership	(156)	(1,590)
Proceeds from sale of assets	19,465	741
Increase in restricted cash	(2,298)	—
Net Cash Used in Investing Activities	(7,074)	(5,193)

Cash Flows From Financing Activities:
Proceeds from borrowings	81,250	—
Repayment of borrowings	(4,006)	(1,751)
Purchase and retirement of common and preferred stock	—	(5,031)
Proceeds from warrant and stock option exercises	1,518	—
Financing costs paid	(3,648)	—
Proceeds from common and preferred stock issued and issuable	—	46,399
Other financing	(95)	—
Net Cash Provided by Financing Activities	75,019	39,617

Net Increase in Cash and Cash Equivalents	81,923	36,201
Effect of Foreign Currency Changes on Cash	(1,777)	—
Cash and Cash Equivalents, Beginning of Period	8,975	57

Cash and Cash Equivalents, End of Period	$89,121	$36,258

See accompanying notes to consolidated financial statements.

Endeavour International Corporation

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Note 1 – Summary of Significant Accounting Policies

General

Endeavour International Corporation is an international oil and gas exploration and production company primarily focused on the acquisition, exploration and development of energy reserves in the North Sea.  As used in these Notes to Consolidated Financial Statements, the terms the “Company”, “Endeavour”, “we”, “us”, “our” and similar terms refer to Endeavour International Corporation and, unless the context indicates otherwise, its consolidated subsidiaries.  The accompanying consolidated financial statements of Endeavour should be read in conjunction with the consolidated financial statements and notes included in our Annual Report on Form 10–K for the year ended December 31, 2004.

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

Intangible Assets

During the third quarter, we determined that the intangible asset representing the purchase price allocation to the assembled workforce as a result of the NSNV Acquisition (see Note 3) no longer had a useful life that was indeterminate.  As a result, we are amortizing the carrying amount of the intangible asset over its estimated life of six years using the straight-line method.

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

The common shares potentially issuable arising from these instruments, which were outstanding during the periods presented in the financial statements, consisted of:

	September 30,
(Amounts in thousands)	2005	2004

Options and stock based compensation	1,729	1,047
Warrants	1,314	1,365
Convertible Debt	14,579	—

Common shares potentially issuable	17,622	2,412

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

At the time of adoption, companies can select from various transition methods, two of which would allow for restatement of certain prior periods.  Management anticipates selecting the transition method in which prior period financial statements would not be restated. The adoption of SFAS No. 123R is not expected to have a significant effect on our financial condition and will not affect our consolidated cash flows.  The future impact on our consolidated results of operations of the adoption of SFAS 123R cannot be predicted as certain of our deferred compensation plans are treated as liabilities and are currently accounted for using the variable method of accounting. However, had we adopted SFAS 123R in prior periods, the impact of that standard would have approximated the impact of SFAS 123 as described in the disclosure of pro forma net loss and loss per share below.

Note 2 – Stock-Based Compensation Arrangements

We account for stock–based compensation plans for employees, including directors, using the intrinsic value method.  Under this method, we record no compensation expense for stock options granted when the exercise price of options granted is equal to or greater than the fair market value of our common stock on the date of grant.

For non-employees, we apply the fair value method in accounting for stock-based grants using the Black-Scholes Method.

During 2003 and before the NSNV Acquisition (see Note 3), 700,000 options were granted to then-current directors.  While all the options granted had an exercise price higher than the market value of the stock on the date of grant, a subsequent modification of these options by the predecessor board of directors has triggered variable accounting.  We are required to record compensation expense if the modified option price is lower than the market price of the stock at the end of a reporting period until the options expire or are exercised.  For the three months ended September 30, 2005 and 2004, we recorded non-cash general and administrative expenses of $0.7 million and $(0.1) million, respectively, related to these options.  For the nine months ended September 30, 2005 and 2004, we recorded non-cash general and administrative expenses of $0.3 million and $0.6 million, respectively, related to these options. During the third quarter of 2005, 200,000 of these options were utilized in a cashless exercise resulting in a net issuance of 80,478 shares.

Had compensation expense been determined under fair value provisions, our net loss and net loss per share would have been the following:

	Three Months Ended September 30,		Nine Months Ended September 30,
(Amounts in thousands, except per share data)	2005	2004	2005	2004

Net loss to common stockholders, as reported	$(14,461)	$(4,026)	$(5,936)	$(19,277)
Add:
Stock-based compensation expense as reported	1,810	1,325	3,565	4,154
Less:
Total stock-based compensation expense determined under fair-value-based method for all awards, net of tax	(1,382)	(2,652)	(4,062)	(4,881)

Pro forma net loss	$(14,033)	$(5,353)	$(6,433)	$(20,004)

Loss per share – Basic and Diluted:
As Reported	$(0.19)	$(0.06)	$(0.08)	$(0.31)
Pro Forma	$(0.19)	$(0.08)	$(0.09)	$(0.32)

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

	2005	2004

Risk free rate	3.9%	4.0%
Expected years until exercise	5.0	7.0
Expected stock volatility	52%	31%
Dividend yield	—	—

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

Note 4 – Amount Held in Escrow

During the third quarter of 2005, we deposited $10.1 million in an escrow account as required by a drilling contract.  The drilling contract requires an escrow account during the early stages of drilling as collateral for payment under the contract.  We expect to pay all amounts under the drilling contract by the end of 2005, thereby relieving the escrow account.

Note 5 – Convertible Senior Notes

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

Note 6 - Property and Equipment

Property and equipment included the following:

(Amounts in thousands)	September 30, 2005	December 31, 2004
Oil and gas properties under the full cost method:
Subject to amortization	$22,042	$20,081
Not subject to amortization:
Acquired in 2005	19,153	—
Acquired in 2004	25,005	26,749
	66,200	46,830

Other oil and gas assets	4,875	4,875

Computers, furniture and fixtures	1,035	635
Total property and equipment	72,110	52,340

Accumulated depreciation, depletion and amortization	(17,826)	(2,112)

Net property and equipment	$54,284	$50,228

The costs not subject to amortization relate to unproved properties which are excluded from amortized capital costs until it is determined whether or not proved reserves can be assigned to such properties.  We capitalized $2.0 million and $1.3 million in certain employee costs directly related to exploration activities for the quarter ended September 30, 2005 and 2004, respectively.  We capitalized $5.4 million and $3.1 million in certain employee costs directly related to exploration activities for the nine months ended September 30, 2005 and 2004, respectively.

During the third quarter of 2005, we recorded $9.4 million in impairment of oil and gas properties related to three wells, Fiacre, Prometheus and Turnberry, that were drilling during the third quarter of 2005.  Fiacre was determined to be a dry hole in September 2005 while Prometheus and Turnberry were determined to be dry holes in October 2005.  The impairment includes dry hole costs incurred at September 30, 2005 and certain other costs previously capitalized related to these prospects.  See Note 11.

Note 7 – Derivative Instruments

In January 2005, we entered into an oil commodity swap where we pay market IPE Brent and receive a fixed price that ranges from $46.20 per barrel in the initial month to $40.00 per barrel at the end of the contract.  The contract covers 600 barrels per day from February 2005 through December 2006.  The contract requires us to provide certain collateral.  For the three and nine months ended September 30, 2005, we realized $1.0 million and $1.5 million, respectively, as a reduction to revenue related to settlements for this contract.  We did not exclude any component of the hedging instrument’s gain or loss when assessing effectiveness.

At September 30, 2005, the net deferred loss recognized in accumulated other comprehensive income was $5.4 million, net of tax.  Based on current prices, we anticipate a loss of $4.3 million, net of tax, will be transferred out of accumulated other comprehensive income and recognized within earnings over the next 12 months.

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

Note 8 – Supplemental Cash Flow Information

As described above, in the first quarter of 2005, we purchased the minority interest in OER for a combination of cash and common stock.  During the third quarter of 2005, a former director executed a cashless exercise of 200,000 options to purchase common stock at an exercise price of $3.00 per share.  As a result of this net exercise, we issued 80,478 shares of common stock with a value of $0.4 million in settlement of all 200,000 outstanding options.

During the first quarter of 2004, we had noncash investing activities with the NSNV Acquisition for 12.5 million shares of our common stock with a total purchase price of approximately $25 million.  Therefore, the NSNV Acquisition increased current assets by $1 million, oil and gas property by $11.4 million, other assets by $8.3 million, current liabilities by $2.5 million other liabilities by $3.5 million and equity by $25 million through a noncash transaction that was not reflected in the statement of cash flows.  Noncash investing activities and financing activities were also incurred with the transactions involved in the Restructuring.  In the first quarter of 2004, we exercised a call option and issued 835,000 shares of our common stock to RAM Trading Ltd. in full payment of the option.

Note 9 – Comprehensive Loss

Excluding net loss, our source of comprehensive loss is from the net unrealized loss on commodity derivative instruments and marketable debt securities, which are classified as available-for-sale.  The following summarizes the components of comprehensive loss:

	Three Months Ended September 30,		Nine Months Ended September 30,
(Amounts in thousands)	2005	2004	2005	2004

Net loss	$(14,422)	$(3,987)	$(5,818)	$(18,892)

Unrealized loss on commodity derivative instruments, net of tax	(2,718)	—	(6,698)	—
Unrealized loss on marketable securities	108	(504)	(168)	(330)
Reclassification adjustment for loss realized in net loss above	830	—	1,301	207

Net impact on comprehensive loss	(1,780)	(504)	(5,565)	123

Comprehensive loss	$(16,202)	$(4,491)	$(11,383)	$(19,015)

Note 10 – Commitments and Contingencies

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

PGS Commitment

We have a three-year product and service commitment to PGS in return for the right to use 79,200 square kilometers of 3-D seismic and related data in the North Sea region, including the 3D Mega Merge and North Sea Digital Atlas databases.  Under the agreement, we are required to purchase products and services from PGS, or affiliates, that have an aggregate invoice value of at least $4.5 million over a period of three years ending on December 15, 2006. Our commitment remaining at September 30, 2005 is as follows:

(amounts in thousands)
Through December 15, 2005	$1,215
December 16, 2005 to December 15, 2006	2,000

Total PGS commitment	$3,215

Legal Proceeding

In March 2004, the GHK Company, LLC, GHK/Potato Hills Limited Partnership, and Brian F. Egolf (collectively “Plaintiffs”) commenced an action against Endeavour International Corporation (“Endeavour”), f/k/a Continental Southern Resources, Inc. (“CSOR”), as well as BWP Gas, L.L.C. (“BWP”) and HBA Gas, Inc. (“HBA”) in state court in Oklahoma City, Oklahoma.  In the petition, Plaintiffs allege that in 2003, at a time when CSOR intended to acquire a majority of the membership interests in BWP, that BWP entered into an agreement to assign to Plaintiffs 2.5 million common shares of Endeavour stock upon compliance by Plaintiffs with certain contractual obligations including but not limited to completion and initial commercial production of the Mary #2-34 well, along with the presentation of a development plan and the commencement of the next exploration or development well in the Potato Hills Deep Prospect.  Plaintiffs allege in their petition that BWP, HBA and Endeavour are alter egos of each other and jointly and severally liable to Plaintiffs for failing to deliver to Plaintiffs the Endeavour common stock.  Plaintiffs seek delivery of the stock as well as a temporary restraining order and a primary and permanent injunction (i) enjoining all dilutions of Plaintiffs’ rights pertaining to Endeavour stock; (ii) enjoining Endeavour from all future stock issuances and transfers of assets not in the ordinary course of business; and (iii) prohibiting the alienation or encumbrance of the Endeavour stock that is allegedly in HBA’s possession.  In April 2004, the defendants removed the action from the state court to the United States District Court for the Western District of Oklahoma.  In October 2004, the United States District Court granted a motion to remand to state court filed by the Plaintiffs and remanded the matter to the District Court of Oklahoma County, Oklahoma.  In June 2005, BWP and HBA filed voluntary petitions for relief under Chapter 11 of the United States Bankruptcy Code in the United States Bankruptcy Court for the Eastern District of Pennsylvania.  In July 2005, Endeavour filed a Notice of Removal to the federal courts based among other things on the fact that the case of the Plaintiffs relates to the pending bankruptcy proceedings of BWP and HBA.  The Plaintiffs have contested this removal.  While the outcome cannot be predicted at this time, management believes it has good and valid defenses in this litigation and intends to litigate vigorously.

Note 11 – Subsequent Events

On October 17, 2005, we announced that drilling operations were complete on the Prometheus prospect (where we held a 22.5 percent working interest) in the Southern Gas Basin of the North Sea.  Non commercial shows of hydrocarbons were encountered in the well which has been plugged and abandoned.  On October 26, 2005, we announced that drilling operations were completed on the Turnberry prospect in the Central North Sea, where we were operator with a 40 percent working interest.  Commercial hydrocarbons were not present in the objective and the well will be plugged and abandoned.  The total costs of the Fiacre prospect and these two wells are anticipated to be approximately $16 million, $9.4 million of which had been incurred at September 30, 2005.

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

General

During the first quarter of 2004, we completed a series of mutually interdependent transactions that significantly expanded our scope and provided a new focus with new management, primarily on international oil and gas exploration.  As a result of the 2004 transactions, all of our producing operations were sold as well as our exploration activities in Mississippi.  We retained our equity interests relating to Thailand and Louisiana through the end of the first quarter of 2004; however our equity interests in Louisiana were sold in May 2004 and our partnership interests in Thailand were sold in April 2005.

During the fourth quarter of 2004, we purchased a 76.66% majority interest in OER oil AS (“OER”), a privately held Norwegian exploration and production company based in Oslo.  In the first quarter of 2005, we purchased the remaining minority interest in OER.

Results of Operations

We had revenues of $10.9 million and $27.6 million for the three and nine months ended September 30, 2005, respectively, with sales volumes of 2,159 barrels of oil equivalent per day for the third quarter of 2005 and 2,019 barrels of oil equivalent per day for the nine months ended September 30, 2005.  Our Norwegian operations are also responsible for nearly all of the increases in operating expenses; depreciation, depletion and amortization (“DD&A”) expense; and income taxes.

The increases in general and administrative (“G&A”) expenses were driven primarily by the significant increase in operations through the acquisition of NSNV at the end of February 2004, our Norway operations at the end of November 2004, and the fair market value adjustment of stock options under variable plan accounting.  Components of G&A expenses for these periods are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(Amounts in thousands)	2005	2004	2005	2004

Compensation	$2,869	$1,348	$7,840	$2,850
Consulting, legal and accounting fees	1,257	878	3,170	1,909
Occupancy costs	157	119	861	271
Other expenses	462	552	1,390	1,321
Total gross cash G&A expenses	4,745	2,897	13,261	6,351
Non-cash stock-based compensation	2,285	2,125	6,144	5,274
Fair market value adjustment of stock options	678	(84)	287	574
Total gross non-cash G&A expenses	2,963	2,041	6,431	5,848
Gross G&A expenses	7,708	4,938	19,692	12,199
Less: capitalized G&A expenses	(1,978)	(1,280)	(5,437)	(3,058)
Net G&A expenses	$5,730	$3,658	$14,255	$9,141

Interest expense increased to $3.1 million for the nine months ended September 30, 2005 as compared to $0.3 million for the corresponding period in 2004 primarily due to the issuance of our convertible senior notes during the first quarter of 2005.

Income Taxes

Our tax expense, relating solely to our Norwegian operations, of $4.9 million and $8.7 million for the three and nine months ended September 30, 2005, respectively, includes $0.1 million and $1.2 million, respectively of foreign currency gains attributable to tax liability balances.  For the three and nine months ended September 30, 2005, our Norwegian operations had income before taxes of $5.4 million and $12.7 million, respectively, as compared to income (loss) before taxes of $(9.6) million and $2.9 million, respectively, for the total company.  During each of the periods presented for 2005 and 2004, we did not record any income tax benefits on our non-Norwegian operations as there was no assurance that we could generate any taxable earnings, and therefore recorded valuation allowances on the full amount of deferred tax assets generated.  The gain from the sale of our Thailand partnership interests is not taxable in Thailand and is offset by other current year tax losses in the U.S.

Drilling Program

During the third quarter of 2005, we began drilling our ten-well 2005-2006 exploration program in the UK sector of the North Sea.  The first well, Fiacre in the Central Graben region, in which we held a 20 percent non-operating working interest, was determined to be a dry hole.  During the third quarter, we recorded an impairment of $5.4 million related to this well.

At September 30, 2005, we were drilling two other wells – the Prometheus prospect in the Southern Gas Basin (where we held a 22.5 percent working interest) and the Turnberry prospect in the Central Graben region.  On October 17, 2005, we announced that drilling operations had been completed on the Prometheus prospect.  Non commercial shows of hydrocarbons were encountered in the objective and the well has been plugged and abandoned.  On October 26, 2005, we announced that drilling operations were completed on the Turnberry prospect, where we were operator with a 40 percent working interest.  Commercial hydrocarbons were not present in the objective and the well will be plugged and abandoned.  The total costs of the Fiacre prospect and these two wells are anticipated to be approximately $16 million, $9.4 million of which had been incurred at September 30, 2005.

Drilling operations are set to begin in early November on the final well to be drilled in 2005 – the Turiff and Tulliallen prospects on Block 31/26b in the Central Graben.  Endeavour holds a 60 percent working interest in the well and serves as operator.

In September 2005, we were awarded 11 production licenses covering 17 blocks in the 23rd United Kingdom Seaward Licensing Round.  Endeavour was awarded interests in six production licenses covering six blocks in the Central North Sea and will serve as operator on three of the blocks.  The blocks are as follows:

•                  Blocks 31/21b, 31/27b  (operator with 40 percent interest)

•                  Block 15/12a (operator with 100 percent interest)

•                  Blocks 22/20b, 30/1g  (25 percent interest)

•                  Block 23/16f (50 percent interest)

In addition, Endeavour was awarded two licenses comprised of six blocks in the Inner Moray Firth. Endeavour will serve as operator with 33.3 percent interest in the following blocks:

•                  Blocks 12/26b (Split), 12/27, 17/5, 18/1, 18/2

•                  Block 12/23 (Split)

The remaining three licenses comprised of five blocks are located in the Southern Gas Basin with Endeavour serving as operator of two blocks.  The blocks are as follows:

•                  Block 43/23b  (operator with 50 percent interest)

•                  Block 48/8 (Split)  (operator with 100 percent interest)

•                  Blocks 48/5 (Split), 49/1b (Split), 43/30b (33 percent interest)

Of the production licenses, eight licenses covering 14 blocks were granted under traditional terms that require the Company to fulfill a work program within four years from the date of award. The remaining three licenses covering three blocks are under “promote” terms that require the Company to pay reduced license fees for a two-year period as exploratory evaluations are conducted.

Liquidity and Capital Resources

We anticipate exploration and development expenditures in 2005 to be $49 million.  These expenditures are anticipated to include $27 million in the United Kingdom, $10 million in Norway, $1 million in the Netherlands, $2 million on other exploration expenditures, $1 million in corporate expenditures and $8 million in capitalized employee costs and interest.  Cash flows from our Norwegian assets are expected to continue to exceed worldwide cash general administrative expenses.  With our planned capital expenditures for the fourth quarter and Norwegian cash flows, we expect to have sufficient cash to complete the remainder of our ten well drilling program.

We may increase or decrease our planned activities, depending upon drilling results, potential acquisition candidates, product prices, the availability of capital resources, and other factors affecting the economic viability of such activities.

In the first quarter of 2005, we issued $81.25 million in convertible senior notes due 2012.  Interest on the senior notes is expected to be approximately $4.9 million annually and we anticipate being able to fund interest payments from cash flows from operating activities.

In addition, we sold our partnership interests in Thailand in April 2005 for net proceeds of approximately $19 million.  Proceeds from the sale and capital expenditures originally targeted for Thailand will be used for North Sea drilling activity in 2005.

Disclosures About Contractual Obligations and Commercial Commitments

As discussed above, we issued $81.25 million in convertible senior notes due 2012 in the first quarter of 2005.  As of September 30, 2005, there have been no other material changes in our contractual obligations.

Item 3:  Quantitative and Qualitative Disclosures about Market Risk

Foreign Currency Exchange Risk

The international scope of our business operations exposes us to the risk of fluctuations in foreign currency markets.  As a result, we are subject to foreign currency exchange rate risk due to effects that foreign exchange rate movements have on our costs and on the cash flows that we receive from foreign operations.  We operate a centralized currency management operation to take advantage of potential opportunities to naturally offset exposures against each other.  To date, we have addressed our foreign currency exchange rate risks principally by maintaining our liquid assets in interest-bearing accounts in U.S. dollars, until payments in foreign currency are required, but we have not reduced this risk by hedging to date.

Commodity Price Risk

We produce and sell crude oil and natural gas.  Realized pricing is primarily driven by the prevailing worldwide price for crude oil and spot market prices applicable which have been volatile and unpredictable for several years.  As a result, our financial results can be significantly impacted as these commodity prices fluctuate widely in response to changing market forces.  At September 30, 2005, we had an oil commodity swap where we pay market IPE Brent and receive a fixed price that ranges from $43.76 per barrel in the initial month to $40.00 per barrel at the end of the contract covering 600 barrels per day through December 2006.  At September 30, 2005, a $1.00 change in the Brent oil price would result in a $0.3 million change in revenues through 2005 and 2006.

Interest Rate Risk

Our convertible senior notes bear interest at a fixed rate of 6%.  We do not currently use interest rate derivative financial instruments to manage exposure to interest rate changes, but may do so in the future.

Since the filing of our 2004 Annual Report on Form 10-K, there have been no material changes, other than those discussed above, in reported market risk as it relates to foreign currencies, interest rates and commodity prices.

Item 4:  Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this report, our management carried out an evaluation, with the participation of our co-chief executive officers (the “CEOs”), chief financial officer (“CFO”) and our chief accounting officer (the “CAO”), of the effectiveness of our disclosure controls and procedures required by Rule 13a-15 of the Securities Exchange Act of 1934.  Based on that evaluation, the CEOs, CFO and CAO believe:

(i)            that our disclosure controls and procedures are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including the CEOs, CFO and CAO, as appropriate to allow timely decisions regarding required disclosure; and

(ii)           that our disclosure controls and procedures are effective.

Changes in Internal Controls over Financial Reporting

There has been no significant change in our internal controls over financial reporting during the period covered by this report that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.  In reaching this conclusion, management, with the participation of the CEOs, CFO and CAO, included in its assessment of internal controls over financial reporting all consolidated entities except those falling under OER oil AS.  Endeavour International Corporation acquired OER oil AS on November 23, 2004.  OER oil AS’s internal control over financial reporting related to total assets of $63.3 million and total revenues of $3.7 million as of and for the year ended December 31, 2004.  As permitted by the SEC’s published guidance, we excluded these entities from our assessment as they were acquired late in the year, and it was not possible to conduct our assessment between the date of acquisition and the end of the quarter.

Part II. Other Information

Item 1:  Legal Proceedings

In March 2004, the GHK Company, LLC, GHK/Potato Hills Limited Partnership, and Brian F. Egolf (collectively “Plaintiffs”) commenced an action against Endeavour International Corporation (“Endeavour”), f/k/a Continental Southern Resources, Inc. (“CSOR”), as well as BWP Gas, L.L.C. (“BWP”) and HBA Gas, Inc. (“HBA”) in state court in Oklahoma City, Oklahoma.  In the petition, Plaintiffs allege that in 2003, at a time when CSOR intended to acquire a majority of the membership interests in BWP, that BWP entered into an agreement to assign to Plaintiffs 2.5 million common shares of Endeavour stock upon compliance by Plaintiffs with certain contractual obligations including but not limited to completion and initial commercial production of the Mary #2-34 well, along with the presentation of a development plan and the commencement of the next exploration or development well in the Potato Hills Deep Prospect.  Plaintiffs allege in their petition that BWP, HBA and Endeavour are alter egos of each other and jointly and severally liable to Plaintiffs for failing to deliver to Plaintiffs the Endeavour common stock.  Plaintiffs seek delivery of the stock as well as a temporary restraining order and a primary and permanent injunction (i) enjoining all dilutions of Plaintiffs’ rights pertaining to Endeavour stock; (ii) enjoining Endeavour from all future stock issuances and transfers of assets not in the ordinary course of business; and (iii) prohibiting the alienation or encumbrance of the Endeavour stock that is allegedly in HBA’s possession.  In April 2004, the defendants removed the action from the state court to the United States District Court for the Western District of Oklahoma.  In October 2004, the United States District Court granted a motion to remand to state court filed by the Plaintiffs and remanded the matter to the District Court of Oklahoma County, Oklahoma.  In June 2005, BWP and HBA filed voluntary petitions for relief under Chapter 11 of the United States Bankruptcy Code in the United States Bankruptcy Court for the Eastern District of Pennsylvania.  In July 2005, Endeavour filed a Notice of Removal to the federal courts based among other things on the fact that the case of the Plaintiffs relates to the pending bankruptcy proceedings of BWP and HBA.  The Plaintiffs have contested this removal.  While the outcome can not be predicted at this time, management believes it has good and valid defenses in this litigation and intends to litigate vigorously.

Item 4.  Submission of Matters to a Vote of Security Holders

At the Annual Meeting of Stockholders of the Company held on August 25, 2005, the stockholders elected two Class I directors to serve three-year terms, and approved an amendment to the 2004 Incentive Plan primarily to increase the number of shares of common stock available for awards under the plan by 6,000,000.

Votes cast were as follows:

	For	Against	Abstained	Broker Non-Votes
Election as a Director of the Company of:
John B. Connally III	53,100,588	—	5,978,847	—
William L. Transier	55,920,458	—	3,158,977	—

Approval of an amendment to the 2004 Incentive Plan	41,837,535	9,606,286	39,000	7,596,614

Item 6:  Exhibits

The following exhibits are included herein:

Exhibit No.	Description
31.1 *	Certification of William L. Transier, Co-Chief Executive Officer, pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended.
31.2 *	Certification of John N. Seitz, Co-Chief Executive Officer, pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended.
31.3 *	Certification of Lance Gilliland, Chief Accounting Officer, pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended.
31.4 *	Certification of Robert L. Thompson, Chief Accounting Officer, pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended.
32.1 *	Certification of William L. Transier, Co-Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2 *	Certification of John N. Seitz, Co-Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.3 *	Certification of Lance Gilliland, Chief Accounting Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.4 *	Certification of Robert L. Thompson, Chief Accounting Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed herewith.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Endeavour International Corporation

Date: November 3, 2005	/s/ William L. Transier	/s/ John N. Seitz
	William L. Transier	John N. Seitz
	Co-Chief Executive Officer	Co-Chief Executive Officer

	/s/ Lance Gilliland	/s/ Robert L. Thompson
	Lance Gilliland	Robert L. Thompson
	Executive Vice President and	Vice President and Chief
	Chief Financial Officer	Accounting Officer
	(Principal Financial Officer)	(Principal Accounting Officer)