Form 10-K
period 2005-12-31
ENDEAVOUR INTERNATIONAL CORP
filed 2006-03-13
CIK 1112412

United States Securities and Exchange Commission
Washington, D.C. 20549
Form 10-K

☑	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the Fiscal Year Ended December 31, 2005

☐	Transition Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934
For the transition period from                      to
Commission file number: 001-32212
Endeavour International Corporation
(Exact name of registrant as specified in its charter)

Nevada	88-0448389

(State or other jurisdiction of incorporation or	(I.R.S. Employer Identification No.)
organization)
1000 Main Street, Suite 3300, Houston, Texas 77002
(Address of principal executive offices) (Zip code)
(713) 307-8700
(Registrant’s telephone number, including area code)
Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class of Stock	Name of Each Exchange on Which Registered

Common Stock - $0.001 par value per share	American Stock Exchange
Securities registered pursuant to Section 12(g) of the Act: None
Indicate by check mark if the registrant is a well-known seasoned issuer as defined in Rule 405 of the Securities Act. ☐ Yes ☑ No
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. ☐ Yes ☑ No
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☑ Yes ☐ No
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer” in Rule 12b-2 of the Exchange Act (check one): Large accelerated filer ☐ Accelerated filer ☑ Non-accelerated filer ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☑ No
State the aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter. Common stock aggregate market value held by non-affiliates as of June 30, 2005: $211.5 million.
As of March 3, 2006, 78,883,956 shares of the issuer’s common stock were outstanding.
DOCUMENTS INCORPORATED BY REFERENCE:
Definitive proxy statement of Endeavour International Corporation relating to the 2006 Annual Meeting of Stockholders expected to be held on June 1, 2006, which is incorporated by reference into Part III of this Form 10-K.

(i)

Endeavour International Corporation
Forward-Looking Statements
The information contained in this Annual Report on Form 10-K and in other public statements by the Company and Company officers or directors includes or may contain certain forward-looking statements. The words “may,” “will,” “expect,” “anticipate,” “believe,” “continue,” “estimate,” “project,” “intend,” and similar expressions used in this Report are intended to identify forward-looking statements within the meaning of Section 27A of the U.S. Securities Act of 1933 and Section 21E of the U.S. Securities Exchange Act of 1934. You should not place undue reliance on these forward-looking statements, which speak only as of the date made. We undertake no obligation to publicly release the result of any revision of these forward-looking statements to reflect events or circumstances after the date they are made or to reflect the occurrence of unanticipated events. You should also know that such statements are not guarantees of future performance and are subject to risks, uncertainties and assumptions. Many of these risks and uncertainties are set forth under the caption “Risk Factors” in Item 1A of this report. Should any of these risks or uncertainties materialize, or should any of our assumptions prove incorrect, actual results may differ materially from those included within the forward-looking statements.
Part I
Item 1. Business
Endeavour International Corporation (a Nevada corporation) is primarily focused on the acquisition, exploration and development of energy reserves and, since February 26, 2004, we have been geographically focused on the North Sea. Prior to 2004, our operations (as Continental Southern Resources, Inc. (“CSOR”)) had been focused in Louisiana, Mississippi and Oklahoma.
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
We file reports with the Securities and Exchange Commission (the “Commission”). The public may read and copy any materials that we file with the Commission at the Commission’s Public Reference Room at 450 Fifth Street, NW, Washington, DC 20549. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. The SEC maintains an internet site at www.sec.gov that contains reports, proxy and information statements and other information regarding issuers that file electronically with the SEC. We make available free of charge our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act on our internet website at www.endeavourcorp.com, as soon as reasonably practicable after we electronically file or furnish such material with or to the Commission. Information contained on our website is not part of this annual report.

Endeavour International Corporation
General
Over the last several years, we have significantly transformed the nature and scope of our business. In 2003, we were engaged in oil and gas activities in Louisiana, Mississippi and Oklahoma with only one producing asset that began producing in late 2003. In February 2004, as discussed below, we completed a series of transactions that provided a new management team focused on the exploration, exploitation and acquisition of oil and gas assets in the North Sea and resulted in the sale of all U.S. oil and gas properties. Throughout 2004, we worked to acquire interests in properties in the North Sea, culminating with the award of licenses in the 22nd License Round in the UK and the acquisition of the majority interest in OER in late 2004, both discussed below. The year 2005 represents a full year’s contribution of the Norwegian assets acquired from OER and reflects the initiation of drilling in the UK and the continuation of our efforts to acquire interests in properties in the North Sea.
2005 and 2004 Highlights
We began 2005 by entering into an agreement with PGS Exploration (UK) Ltd (“PGS”) to obtain data under PGS’s Holland MegaSurvey as our first step towards expanding our North Sea strategy to the Dutch North Sea. The Holland MegaSurvey covers approximately 15,000 square kilometers in the Dutch North Sea and brings together open file, brokered and PGS multi-client data, including 3D seismic data, into one format along with a series of regional maps. During January 2005, we completed the purchase of the minority interest in OER oil AS (“OER”). In the first quarter 2005, we raised $81.25 million by issuing senior convertible notes to fund for our multi-year drilling program and other corporate expenditures.
In April, we had completed the sale of our partnership interests in Thailand to a private entity for net proceeds of approximately $19 million. This sale was the final step in optimizing the assets of our predecessor company, CSOR, and supported Endeavour’s North Sea drilling plans and strategy.
In the latter half of 2005, we were awarded interests in 11 production licenses in the UK covering 17 blocks in the Central North Sea, Inner Moray Firth and the Southern Gas Basin. We will serve as operator on seven of the licenses. The third quarter also marked a major milestone for Endeavour – we drilled our first well in the United Kingdom area of the North Sea. The initiation of our drilling program established Endeavour as an operator and participant in the UK and Norway. By the end of the year, we had drilled four wells in the UK, two of which we operated, but none of these wells found commercial quantities of hydrocarbons. In each case, the wells were ultimately determined unsuccessful due to the primary risks identified by our pre-drilling geological and geophysical analysis. The results reflect the element of risk that is inherent to the exploration business and the statistical probabilities associated with the search for oil and gas. While we are disappointed in the results, it is our opinion that these prospects – while higher risk opportunities – all merited testing based on our geologic assessments. Importantly, the drilling validated the quality of the seismic data that we are utilizing and the methodology that we are applying to select our exploration portfolio. We still have confidence in our exploration tools, people and process.
In December 2005, we entered into a farm-in agreement covering two blocks in the Southern Gas Basin in the United Kingdom sector of the North Sea; the drilling of a well in these blocks, in which we have a 12.5 percent working interest, began in February 2006. In December 2005, we also entered into a definitive agreement with Petro-Canada UK Limited to purchase an eight percent interest in the Enoch Field in the North Sea for approximately $11.7 million. The field is one of the first discoveries to be developed along the median line between the United Kingdom and Norway after the ratification of the

Endeavour International Corporation
UK/Norway Framework Treaty. Production from the project is expected to begin in the fourth quarter of 2006 and our net share of production is expected initially to be approximately 1,000 barrels of oil equivalent per day. We expect government and partner approval to close this purchase during the first quarter of 2006.
We also continued to move forward on the Norwegian portion of our North Sea Strategy in the fourth quarter of 2005. In November, our subsidiary, Endeavour Energy Norge AS, was notified by the Ministry of Petroleum and Energy in Norway of its pre-qualification as an operator on the Norwegian Continental Shelf. Just a few weeks later, we were awarded interests in two production licenses, one as operator and the other as a participant, in the Norwegian North Sea. The awards were made as part of the 2005 Awards in Predefined Areas (“APA”) held annually by the Ministry of Petroleum and Energy.
In December 2005, we also filed a shelf registration statement with the SEC. When it becomes effective, the registration statement will allow us to issue an aggregate of $300 million of securities including common stock, preferred stock, and senior and subordinated debt.
All of this activity in 2005 came on the heels of an equally busy 2004 during which we significantly transformed the nature and scope of our business. On February 26, 2004, we completed a series of transactions that provided:
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
In September 2004, we were notified by the Ministry of Petroleum and Energy in Norway of our pre-qualification as a licensee on the Norwegian Continental Shelf. This process evaluated the competency of a company from a financial, technical and organizational perspective to participate in exploration and production activities on the Norwegian Continental Shelf. It also considered the company’s competency concerning issues related to health, safety and the environment. Our qualification made us one of a limited number of active companies qualified as an operator or a licensee in Norway.
In November 2004, we purchased a 76.66 percent majority interest in OER, a privately held Norwegian exploration and production company based in Oslo (the “OER Acquisition”). With this acquisition, we hold working interests in the Brage and Njord fields operated by Norsk Hydro.
In December 2004, we were awarded a 7.5 percent ownership in two additional licenses in Norway as part of the 2004 APA concession round. The awarded areas cover approximately 600 square kilometers or 232 square miles, equivalent to 30 Gulf of Mexico blocks, near our Njord interests. The Company and its partners are currently conducting exploration and exploitation activities in the Njord field that are expected to extend the life of the field beyond 2013.

Endeavour International Corporation
Other matters
The company, its chief executive officers and one of its directors have received subpoenas from the Philadelphia District Office of the SEC in a matter captioned In the Matter of TriMedia Entertainment Group, Inc. requesting the provision of certain documents and information relating to TriMedia and a number of other companies and individuals. At one time, the company (then known as Continental Southern Resources, Inc.) had an investment in TriMedia. This interest was transferred as part of the restructuring of the company that occurred in February 2004 and which is fully described in footnote 3 in the company’s December 31, 2004 consolidated financial statements. As part of such restructuring the current management became affiliated with the company and its name was changed to Endeavour International Corporation. The company intends to cooperate with the SEC in providing documents and information. The SEC has advised Endeavour that the request is in connection with a confidential private investigation and that its request should not be construed as an indication that the company or any other person or entity has violated any law. The company believes that neither it nor any of its officers or directors have engaged in any wrongful conduct and does not anticipate that the SEC will make any allegations to that effect. The company also believes that the costs to be incurred by it in connection with this matter will not materially affect the company or its operations.
Business Strategy
Our business strategy involves taking advantage of the shift of the major integrated energy companies away from the North Sea, the significant contraction of the independent sector, and the opportunities these changes create for new independent companies. Some major integrated energy companies are in the process of restructuring their portfolios away from what is considered a more mature producing area. The restructuring of portfolios by larger energy companies in the Gulf of Mexico during the 1980s created financial and development opportunities for smaller, niche players with the technical capabilities to profitably exploit the available oil and gas reserves. We believe that a similar transition is now underway in the North Sea. We intend to leverage vertical alliances with companies that offer capabilities or technologies that will enhance our future exploratory and developmental efforts. Through the application of seismic technology and innovative geologic and engineering concepts, our goal is to take advantage of the potential of the North Sea.
We have the right to use seismic data, compiled by PGS, that covers approximately 89,200 square kilometers of the United Kingdom Continental Shelf and the Norwegian Continental Shelf and approximately 15,000 square kilometers in the Dutch North Sea. PGS overcame major technological challenges to bring together, for the first time, open-file, brokeraged and PGS multi-client 3D seismic data into one format. We also have access to PGS’s North Sea Digital Atlas, a dataset consisting of a multitude of regional maps on key horizons, interpreted from 110,000 kilometers of 2D data tied to over 1,200 wells.
We believe the use of our seismic library, coupled with over 20 man-years of associated interpretation from PGS, will enable proprietary mapping for purposes of identifying development and exploration opportunities not yet exploited by the energy industry in the North Sea. From our perspective, this data gives us a period of competitive advantage over current operators and other niche independent exploration and production companies entering the North Sea. We believe that the combination of the most comprehensive seismic data available to the industry in this region and our advanced geologic concepts provide us with a competitive advantage over other participants in the region as it relates to the discovery and/or exploitation of new energy resources in the North Sea.

Endeavour International Corporation
We intend to develop an asset portfolio balanced between exploration and exploitation, and oil and gas, with the ultimate objective of funding continued growth and building long-term value for our stockholders. Our value creation capabilities will rely heavily on the extensive industry contact base of our executive team and the development of innovative transaction models. The most desirable targets for investment are natural gas projects with long life production profiles and oil-producing assets that provide near-term cash flow, as well as growth prospects from further drilling. Low risk exploration with significant option value in upside potential should provide expanded growth opportunities. We will also focus on acquiring regional “hub” assets with access to infrastructure in areas which hold the most promise for sustainable exploration activity. Corporate acquisitions with quality assets that we believe are undervalued may also be pursued. Historically high commodity prices, increased competition and lower levels of transactions have hampered our ability to add significant volumes of reserves and production through acquisitions.
United Kingdom Opportunity
The exploration and exploitation potential of the United Kingdom was our initial focus for establishing our business plan. The UK has led the way in regulatory and fiscal reform to encourage more entrants for exploration. Approximately half of our 3D MegaSurvey covers the UK. Our success in the 22nd and 23rd Licensing Rounds is evidence of our long-term commitment to growth opportunities in the UK sector and our ability to utilize the 3D MegaSurvey in capturing exploration opportunities.
Norway Opportunity
The exploration potential of Norway is also of particular interest to us. Norway is immature from a historical drilling activity and well density perspective. While the UK has offered initiatives and incentives to encourage exploration and production activities, historic regulatory and fiscal policies in Norway have controlled the pace and scope of exploration activities and prevented drilling and development from all but the very largest of fields. The dynamics of world oil and gas supply and demand and global competition have caused the Norwegian government to reconsider its current regulations and fiscal policies. Norway has begun to take proactive steps to promote more exploration and development and retain its position as a premier supplier of oil and natural gas to the UK and Europe. The signing of a framework agreement with the UK to encourage, among other things, the construction of additional natural gas pipeline infrastructure between the two countries exemplifies Norway’s commitment to expanding its energy industry. With licenses covering 0.5 million acres in the Norwegian Continental Shelf, we believe we have begun to position ourselves to capture the opportunities that these new policies may provide.
Netherlands Opportunity
Our business model has been expanded to include evaluation of exploration and exploitation potential in the Netherlands through the acquisition of the Holland MegaSurvey. We will focus our efforts on new exploration opportunities in play areas in the southern gas-prone region of the Dutch North Sea and an immature oil play in the northern part of the sector that could extend from our activities in the UK Central Graben area. Dutch regulatory and fiscal terms are comparable to those in the UK and the relatively low level of industry competition makes this sector a reasonable place for us to expand our search for high quality investment opportunities.
Other Opportunities
We continue to look to extend our exploration and efforts into other areas of the North Sea.

Endeavour International Corporation
Technical Strategy
Our technical strategy is founded on a philosophy that regional petroleum systems analyses improve competitive advantage, reduce exploration risk and optimize value creation. This strategy consists of gaining a full understanding of source rock maturation, hydrocarbon migration pathways, trap and seal integrity, and reservoir distribution. This system has been successfully employed by our management team in their past experiences to identify and commercialize reserves in basins worldwide.
Segment and Geographical Data
Our revenues and long-lived assets by geographic area may be found in Note 22 to our consolidated financial statements.
Executive Officers

Name	Age	Positions Held

William L. Transier	51	Co-Chief Executive Officer and Director of the Company since February 2004; From 1999 to 2003, Executive Vice President and Chief Financial Officer for Ocean Energy, Inc. prior to its merger with Devon Energy Corporation

John N. Seitz	54	Co-Chief Executive Officer and Director of the Company since February 2004; January 2002 to March 2003, Chief Executive Officer, Chief Operating Officer and President of Anadarko Petroleum Corporation; President and Chief Operating Officer from 1999 to 2003 of Anadarko Petroleum Corporation

Lance Gilliland	38	Executive Vice President, Chief Financial Officer of the Company since September 2005; From 1993 to 2005, various positions at Goldman, Sachs & Co., serving in both the mergers and acquisitions and investment banking services departments

Bruce H. Stover	57	Executive Vice President Operations and Business Development of the Company since February 2004; From 1997 to 2003, Senior Vice President, Worldwide Business Development for Anadarko Petroleum Corporation

H. Don Teague	63	Executive Vice President, Administration, General Counsel and Secretary of the Company since March 2004; From 2001 to 2004, an independent consultant

Robert L. Thompson	59	Vice President, Chief Accounting Officer and Corporate Planning of the Company since March 2004; From 2001 to 2003, Vice President and Controller of Ocean Energy, Inc.; From 2000 to 2001, senior consultant on finance and economics at Cambridge Energy Research Associates
Competition
The petroleum and natural gas industry is highly competitive. Numerous independent oil and gas companies, oil and gas syndicates and major oil and gas companies actively seek out and bid for oil and gas properties as well as for the services of third party providers, such as drilling companies, upon which we rely. A substantial number of our competitors have longer operating histories in this region and

Endeavour International Corporation
substantially greater financial and personnel resources than we do. Many of these companies not only explore for, produce and market petroleum and natural gas, but also carry out refining operations and market the resultant products on a worldwide basis. Larger and/or vertically integrated competitors may be in a position to outbid us for particular prospect rights. These competitors may also be better able to withstand sustained periods of unsuccessful drilling. Larger competitors may be able to absorb the burden of any changes in laws and regulations more easily than we can, which would adversely affect our competitive position. In addition, most of our competitors have been operating for a much longer time and have demonstrated the ability to operate through industry cycles.
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

Endeavour International Corporation
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
In the projects that we own a non-operating interest either the operator for the project or we may maintain insurance of various types to cover our operations with policy limits and retention liability customary in the industry. In other cases, we may separately retain insurance coverage. We believe the coverage and types of insurance we maintain are currently adequate. The occurrence of a significant adverse event, the risks of which are not fully covered by insurance, could have a material adverse effect on our ownership interests and thereby financial condition and results of operations.
Employees
As of March 3, 2006, we have 52 full-time employees. We believe that we maintain good relationships with our employees, none of whom are covered by a collective bargaining agreement. We also utilize the services of consultants who provide us, among other things, technical support and accounting services.
Item 1A. Risk Factors
The following material risk factors, among others, may affect our financial condition and results of operations.

Endeavour International Corporation
We have had operating losses to date and do not expect to be profitable in the foreseeable future.
We have been operating at a loss each year since our inception, and we expect to continue to incur substantial losses for the foreseeable future. Net loss applicable to common stockholders for the years ended December 31, 2005, 2004 and 2003 was $31.5 million, $23.8 million and $41.2 million, respectively. We expect to incur substantial expenditures in connection with our oil and gas exploration activities which will be in excess of operating cash flows.
If we are unable to generate additional financing, we will not be able to adequately fund our existing development and exploration projects, acquire additional oil and gas interests, or maintain our rights in such projects.
We may not have an adequate amount of financial resources to adequately fund our development and exploration projects on a long-term basis. In the past, we have relied on the sale of our debt and equity securities to fund the acquisition, exploration and development of our petroleum properties. We will need to raise additional capital to continue funding these projects and to have the ability to fund additional projects. We cannot assure you that additional funding will be available to us for exploration and development of our projects or to fulfill our obligations under any agreements. We also cannot assure you that we will be able to generate sufficient operating cash flow or obtain adequate financing in the future or that the terms of any such financing will be favorable. Failure to generate such additional operating cash flow or obtain such additional financing could result in delay, postponement or cancellation of further exploration and development of our projects or the loss of our interest in our prospects.
Acquiring interests in properties for oil and natural gas exploration is speculative in nature and may not ever result in operating revenues or profits.
We cannot assure you that we will discover oil and gas in commercial quantities in our current properties or properties we may acquire in the future. Our success depends upon our ability to acquire working and revenue interests in properties upon which oil and gas reserves ultimately are discovered. We expect to derive the cash flow necessary to fund our operations from the oil and gas produced from our producing properties and/or the sale of our properties, but there is no assurance we will be able to do so.
If we are unable to identify additional oil and gas prospects in which we can acquire an interest at an affordable price, we may not be able to sustain our growth rate and our ability to spread risk will be impaired.
One element of our strategy is to continue to grow and spread risk through selected acquisitions of additional ownership interests in oil and gas prospects; provided, however:
•	we may not be able to identify additional desirable oil and gas prospects and acquire leasehold or other ownership interests in such prospects at a desirable price;

•	any of our completed, currently planned, or future acquisitions of ownership interests in oil and gas prospects may not include prospects that contain proven oil or gas reserves;

•	we may not have the ability to develop prospects that contain proven oil or gas reserves to the point of commercial production;

Endeavour International Corporation
•	we may not have the financial ability to consummate additional acquisitions of ownership interests in oil and gas prospects or to develop the prospects that we acquire to the point of production; and

•	we may not be able to consummate additional acquisitions on terms favorable to us or at all.
We may not be able to replace production with new reserves.
Our future oil and gas production is highly dependent upon our level of success in finding or acquiring additional reserves. In general, the volume of production from oil and gas properties declines as reserves are depleted. The decline rates depend on reservoir characteristics. Our reserves will decline unless we acquire properties with proved reserves or conduct successful development and exploration drilling activities.
Our recent growth is due in large part to acquisitions of producing properties. The successful acquisition of producing properties requires an assessment of a number of factors, some of which are beyond our control. These factors include:
•	our estimates of recoverable reserves;

•	future oil and gas prices;

•	operating costs; and

•	potential environmental and other liabilities.
These assessments are inexact and their accuracy is inherently uncertain. In connection with such assessments, we perform a review of the subject properties consistent with industry practices. However, our review will not reveal all existing or potential problems. In addition, our review may not permit us to become sufficiently familiar with the properties to fully assess their deficiencies and capabilities. We cannot assure you that we will be able to acquire properties at acceptable prices because the competition for producing oil and gas properties is intense and many of our competitors have financial and other resources that are substantially greater than those available to us.
Market fluctuations in the prices of oil and gas could adversely affect the price at which we can sell oil or gas discovered on our properties.
In recent decades, there have been periods of both worldwide over-production and underproduction of hydrocarbons and periods of both increased and relaxed energy conservation efforts. These conditions have resulted in periods of excess supply of, and reduced demand for, crude oil on a worldwide basis and for natural gas on a regional basis. These periods historically have been followed by periods of short supply of, and increased demand for, crude oil and, to a lesser extent, natural gas. The excess or short supply of oil and gas has placed pressures on prices and has resulted in dramatic price fluctuations, even during relatively short periods of seasonal market demand. We cannot predict with any degree of certainty future oil and gas prices. Changes in oil and gas prices significantly affect our revenues, operating results, profitability and the value of our oil and gas reserves. Lower prices may reduce the amount of oil and gas that we can produce economically. In an attempt to reduce our price risk, we periodically enter into hedging transactions with respect to a portion of our expected future production.
Lower oil and gas prices may cause us to record ceiling test write-downs.
We use the full cost method of accounting for our oil and gas operations. Accordingly, we capitalize the cost to acquire, explore for and develop oil and gas properties. Under full cost accounting rules, the net capitalized costs of oil and gas properties (net of related deferred taxes), including estimated capitalized

Endeavour International Corporation
abandonment costs, may not exceed a “ceiling limit,” which is based upon the present value of estimated future net cash flows from proved reserves, discounted at 10% and excluding cash flows related to estimated abandonment costs, plus the lower of cost or fair value of unproved properties. If net capitalized costs of oil and gas properties exceed the ceiling limit, we must charge the amount of the excess to earnings. This is called a “ceiling test write-down.” This charge does not impact cash flow from operating activities, but does reduce net income. The risk that we will be required to write down the carrying value of oil and gas properties increases when oil and natural gas prices are low. In addition, write-downs may occur if we experience substantial downward adjustments to our estimated proved reserves. We cannot assure you that we will not experience ceiling test write-downs in the future.
Our ability to produce sufficient quantities of oil and gas from our properties may be adversely affected by factors outside of our control. If we are unable to produce oil and gas from our properties in commercial quantities, our operations will be severely affected.
Our business of exploring for and producing oil and gas involves a substantial risk of investment loss. Drilling oil and gas wells involves the risk that the wells may be unproductive or that the wells, although productive, do not produce oil or gas in economic quantities. Other hazards, such as unusual or unexpected geological formations, pressures, fires, blowouts, loss of circulation of drilling fluids, or other conditions may substantially delay or prevent completion of any well. This could result in a total loss of our investment in a particular property. Adverse weather conditions also can hinder drilling operations. A productive well may become uneconomic if water or other substances are encountered, which impair or prevent the production of oil and gas from the well. In addition, production from any well may be unmarketable if it is impregnated with water or other deleterious substances. We cannot assure you that oil and gas will be produced from the properties in which we have interests, nor can we assure the marketability of oil and gas that may be acquired or discovered. Numerous factors are beyond our control, including the proximity and capacity of oil and gas pipelines and processing equipment, market fluctuations of prices, taxes, royalties, allowable production and environmental regulations. We cannot predict how these factors may affect our business.
We operate in foreign countries and are subject to political, economic and other uncertainties.
We currently have operations in the United Kingdom, Norway and the Netherlands. We may expand international operations to other countries or regions. International operations are subject to political, economic and other uncertainties, including:
•	the risk of war, acts of terrorism, revolution, border disputes, expropriation, renegotiation or modification of existing contracts, and import, export and transportation regulations and tariffs;

•	taxation policies, including royalty and tax increases and retroactive tax claims;

•	exchange controls, currency fluctuations and other uncertainties arising out of foreign government sovereignty over our international operations;

•	laws and policies of the U.S. affecting foreign trade, taxation and investment; and

•	the possibility of being subject to the exclusive jurisdiction of foreign courts in connection with legal disputes and the possible inability to subject foreign persons to the jurisdiction of courts in the United States.
Foreign countries occasionally have asserted rights to land, including oil and gas properties, through border disputes. If a country claims superior rights to oil and gas leases or concessions granted to us by

Endeavour International Corporation
another country, our interests could be lost or decreased in value. Various regions of the world have a history of political and economic instability. This instability could result in new governments or the adoption of new policies that might have a substantially more hostile attitude toward foreign investment. In an extreme case, such a change could result in termination of contract rights and expropriation of foreign–owned assets. This would adversely affect our interests.
If the operator of a prospect in which we participate does not maintain or fails to obtain adequate insurance, our interest in such prospect could be materially and adversely affected.
Oil and gas operations are subject to particular hazards incident to the drilling and production of oil and gas, such as blowouts, cratering, explosions, uncontrollable flows of oil, gas or well fluids, fires and pollution and other environmental risks. These hazards can cause personal injury and loss of life, severe damage to and destruction of property and equipment, pollution or environmental damage and suspension of operations.
We do not currently operate all of our oil and gas properties. In the projects in which we own non-operating interests, the operator may maintain insurance of various types to cover our operations with policy limits and retention liability customary in the industry. The occurrence of a significant adverse event that is not fully covered by insurance could result in the loss of our total investment in a particular prospect, which could have a material adverse effect on our financial condition and results of operations.
The cost of decommissioning is uncertain.
We expect to incur obligations to abandon and decommission certain structures in the North Sea. To date the industry has little experience of removing oil and gas structures from the North Sea. Fewer than 10% of the 400 structures have been removed and these were small steel structures and sub sea installations in the shallow waters of the Southern North Sea. Certain groups have been established to study issues relating to decommissioning and abandonment and how the costs will be borne. Because the experience is limited, we cannot predict the costs of any future decommissions for which we might become obligated.
Our cost of compliance with environmental regulations could result in large expenses.
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
Some environmental protection laws and regulations may expose us to liability arising out of the conduct of operations or conditions caused by others, or for acts that were in compliance with all applicable laws at the time the acts were performed. Changes in the environmental laws and regulations, or claims for damages to persons, property or the environment, could expose us to substantial costs and liabilities.

Endeavour International Corporation
Governmental regulations to which we are subject could expose us to significant fines and/or penalties and our cost of compliance with such regulations could be substantial.
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
Our future success depends in large part on the service of William L. Transier and John N. Seitz, both of whom have substantial experience in the oil and gas industry. The loss of either of these executives could have a material adverse effect on our business. Although we have employment agreements with each of Mr. Transier and Mr. Seitz, there can be no assurance that such agreements will be enforceable in all circumstances or that we will have the ability to retain their services due to resignation or otherwise. Further, we do not maintain key-person life insurance on either Mr. Transier or Mr. Seitz.
Our future success also depends upon our ability to attract, assimilate and retain highly qualified technical and other management personnel. There can be no assurance that we will be able to attract, assimilate and retain key personnel, and our failure to do so would have a material adverse effect on our business.
The trading price of our common stock may be volatile.
The trading price of our common stock has from time to time fluctuated significantly and in the future may be subject to similar fluctuations. The trading price may be affected by a number of factors, including the risk factors set forth herein, as well as our operating results, financial condition, announcements or drilling activities, general conditions in the oil and gas exploration and development industry, and other events or factors. Smaller capitalization companies like us often experience substantial fluctuations in the trading price of their securities. We may experience wide fluctuations in the market price of our common stock.
There is a limited market for our common stock.
Our common stock is traded on the American Stock Exchange. Historically, there has not been an active trading market for a significant volume of our common stock. We are not certain that an active trading market for our common stock will develop, or if such a market develops, that it will be sustained.
If we are unable to fulfill commitments under any of our licenses, we will lose our interest, and our entire investment, in such license.
Our ability to retain licenses in which we obtain an interest will depend on our ability to fulfill the commitments made with respect to each license. We cannot assure you that we or the other participants in the projects will have the financial ability to fund these potential commitments.

Endeavour International Corporation
Our operations are dependent on other companies and other service providers over which we have no control.
We employ exploration and development personnel and we also rely upon the services of geologists, geophysicists, chemists, engineers and other scientists to assist in the exploration and analysis of our prospects to determine a method in which the prospects may be developed in a cost-effective manner. In addition, we rely upon the owners and operators of oil rigs and drilling equipment to drill and develop our prospects to production. We have developed relationships with a number of third party service providers, but we cannot assure you that we will be able to continue to rely on these providers. If any of these relationships are terminated or are unavailable on terms that are favorable to us, then we may not be able to execute our business plan.
We have no control over the availability or cost of equipment and services which are essential to our operations.
The availability and cost of services and equipment which are necessary for us to carry out our exploration and development activities are matters which are beyond our control. The costs of these items (particularly drilling rigs and related services) have risen substantially in the past two years and could escalate even more in the future. These changes could make it more difficult to execute our business plan.
Our debt level could negatively impact our financial condition, results of operations and business prospects.
As of December 31, 2005, we had $81.25 million in outstanding indebtedness. Our level of indebtedness could have important consequences on our operations, including:
•	making it more difficult for us to satisfy our obligations under our indentures or other debt and increasing the risk that we may default on our debt obligations;

•	requiring us to dedicate a substantial portion of our cash flow from operating activities to required payments on debt, thereby reducing the availability of cash flow for working capital, capital expenditures and other general business activities;

•	limiting our ability to obtain additional financing in the future for working capital, capital expenditures, acquisitions and other general business activities;

•	decreasing our ability to successfully withstand a downturn in our business or the economy generally; and

•	placing us at a competitive disadvantage against other less leveraged competitors.
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

Endeavour International Corporation
or other financing. We cannot assure you that any such offering, refinancing or sale of assets can be successfully completed.
We have outstanding $81.25 million of our 6.00% convertible senior notes due 2012. Upon specified change of control events, each holder of those notes may require us to purchase all or a portion of the holder’s notes at a price equal to 100% of the principal amount, plus accrued and unpaid interest, if any, up to but excluding the date of purchase, plus in certain circumstances, a make-whole premium. We cannot assure you we would have sufficient financial resources to purchase the notes for cash or satisfy our other debt obligations if we are required to purchase the notes upon the occurrence of a change of control. In addition, events involving a change of control may result in an event of default under other debt we may incur in the future.
Because we are a holding company, our ability to pay our debts depends upon the ability of our subsidiaries to pay us dividends and to advance us funds. In addition, our ability to participate in any distribution of our subsidiaries’ assets is generally subject to the prior claims of the subsidiaries’ creditors.
Because we conduct our business primarily through our subsidiaries, our ability to pay our debts depends upon the earnings and cash flow of our subsidiaries and their ability to pay us dividends and advance us funds. Contractual and legal restrictions applicable to our subsidiaries could limit our ability to obtain cash from them. Our rights to participate in any distribution of our subsidiaries’ assets upon their liquidation, reorganization or insolvency generally would be subject to the prior claims of the subsidiaries’ creditors.
Item 1B. Unresolved Staff Comments
None.

Endeavour International Corporation
Item 2. Properties
Regional Endeavour Acreage

Endeavour Blocks
Norway
United Kingdom
Denmark
Germany
Netherlands

Endeavour International Corporation
United Kingdom
Endeavour currently holds licenses in the United Kingdom sector of the North Sea covering 1.2 million acres.
P1399 (12/26b, 12/27, 17/5b, 18/1a, and 18/2a) – 33.3% working interest and Operator
This traditional production license was awarded in 2005 and consists of five blocks covering 168,031 acres in the UK Central North Sea. This license contains several potential drilling opportunities and is located on a hydrocarbon-rich trend five miles from the Beatrice Field in the Inner Moray Firth. There are several drilling opportunities in the vicinity of the 12/27-1 gas discovery, drilled in 1982, which tested 9.5mmscfg/d from 28 feet of net pay in the Beatrice sand of middle Jurassic age. Additional potential is based on the 12/27a-3 well, drilled in 1990, which encountered an Upper Jurassic Volgian sand with oil shows. We were awarded operatorship and 33.3% interest in this license in the 23rd Licensing Round with partners Palace Exploration and Hunt Petroleum. The work program consists of acquiring a 3D seismic survey, conducting rock physics modeling and a project commercialization study leading to a drill or drop decision.
P1397 (12/23a) – 33.3% working interest and Operator
This traditional production license was awarded in 2005 as a part block covering 26,910 acres in the UK Central North Sea. This license contains several potential drilling opportunities and is located 30 miles from the Beatrice Field in the Inner Moray Firth. We were awarded operatorship and 33.3% interest in this license in the 23rd Licensing Round with partners Palace Exploration and Hunt Petroleum. The work program consists of purchasing 2D seismic data.
P1297 (15/12a) – 100% working interest and Operator
This promote production license was awarded in 2005 as a part block covering 49,174 acres in the UK Central North Sea. This license is located on an oil trend seven miles north of the Piper Field and seven miles northwest of the recent Yeoman discovery in the Outer Moray Firth. We were awarded operatorship and 100% interest in this license in the 23rd Licensing Round. The work program consists of purchasing and reprocessing 2D seismic data, AVO analysis and rock physics modeling, leading to a drill or drop decision.
P219 (16/13a Enoch) – 8% working interest (pending)
This production license consists of one block covering 16,309 acres in the UK Central North Sea. The license contains the Enoch Field which is due to come on stream around the fourth quarter of 2006. There is potential for further Paleocene prospectivity on the block. We agreed to acquire an 8% interest in Enoch Field and 10% interest in the license in 2005. The transaction is anticipated to close in the first quarter of 2006. The license is operated by Talisman with partners Dyas, Bow Valley, Roc Oil, Total, DNO, DONG and Dana Petroleum.
P1176 (20/15b & 21/11c) – 100% working interest and Operator
This traditional production license was awarded in 2004 as two part blocks covering 63,135 acres in the UK Central North Sea. The license contains several potential drilling opportunities and is located in a prolific Jurassic oil trend. Kittiwake Field is situated 20 miles to the south east and the newly sanctioned Goosander development is 15 miles away. We were awarded operatorship and 100% interest in this

Endeavour International Corporation
license in the 22nd Licensing Round. The work program consists of reprocessing of an existing 3D seismic survey, purchasing state of the art 2D seismic data, AVO analysis, and conducting rock physics modeling.
P1219 (21/20c) — 100% working interest and Operator
This promote production license was awarded in 2004 as a part block covering 11,928 acres in the UK Central North Sea. This license is located in a prolific Jurassic oil trend, seven miles north of the Cook Field and Christian and Bligh discoveries and 15 miles from the Kittiwake Field. The license has prospectivity at multiple reservoir horizons from Paleocene to Triassic. We were awarded operatorship and 100% interest in this license in the 22nd Licensing Round. The work program consists of reprocessing 3D seismic and purchase of modern 2D seismic data, leading to a drill or drop decision.
P1313 (22/20b) – 25% working interest
This traditional production license was awarded in 2005 as a part block covering 41,785 acres in the UK Central North Sea. This license contains multiple drilling opportunities and is located on a prolific oil trend four miles from the Mungo Field. We were awarded a 25% interest in this license in the 23rd Licensing Round with partners Gaz de France, E.ON Ruhrgas and RWE-DEA. The work program consists of the acquisition of a new seismic survey, reprocessing the existing 3D seismic and rock physics modeling.
P1222 (22/24e) – 60% working interest and Operator
This promote production license was awarded in 2004 as a part block covering 5,548 acres in the UK Central North Sea. The block contains a potential Triassic Skagerrak drilling opportunity and is located within the producing Skagerrak sandstone trend (Marnock Field). We were awarded operatorship and 60% interest in this block in the 23rd Licensing Round with partner Reach. The work program consists of reprocessing the existing 3D seismic data, post stack seismic enhancement and rock physics modeling.
P1051 (23/11(N)) – 20% working interest
This traditional production license was awarded in the 20th Licensing Round and comprises a part block covering 32,311 acres in the UK Central North Sea, adjacent to the Barbara Field and Mortimer oil discovery. Our 20% interest in this license was acquired by farm-in to the Fiacre prospect drilled in 2005 by partner Dana Petroleum. Following the unsuccessful outcome of the well, the 2006 work program is concentrating on the evaluation of remaining prospectivity on the block.
P1314 (23/16f) – 50% working interest
This traditional production license was awarded in 2005 as a part block covering 12,874 acres in the UK Central North Sea. This license contains multiple drilling opportunities and is located on a prolific oil trend four miles from the Mungo Field. The prospective Magellan well is located in the vicinity of the 23/16a-2 well drilled in 1988 which encountered hydrocarbons in the Andrew Formation. We were awarded 50% interest in this block in the 23rd Licensing Round with partner Serica Energy. The work program consists of obtaining a reprocessed 3D seismic survey and drilling a firm commitment well.
P1180 (23/16e & 23/17b) – 47.5% working interest
This traditional production license was awarded in 2004 as two part blocks covering 5,955 acres in the UK Central North Sea. This license contains multiple drilling opportunities and is located on a prolific

Endeavour International Corporation
oil, gas and condensate trend on the block adjacent to the Lomond and Pierce Fields. We were awarded 47.5% interest in this block in the 22nd Licensing Round with partners Serica Energy and Wham Energy. The work program consists of reprocessing 3D seismic, post stack seismic enhancement and rock physics modeling.
P1321 (30/1g) – 25% working interest
This traditional production license was awarded in 2005 as a part block covering 12,553 acres in the UK Central North Sea. This license contains multiple drilling opportunities and is located in a prolific condensate trend five miles from the Shearwater Field. The primary targets are Jurassic sandstones. We were awarded 25% interest in this license in the 23rd Licensing Round with partners Gaz de France, E.ON Ruhrgas and RWE-DEA. The work program consists of reprocessing 3D seismic data and rock physics modeling.
P1228 (30/23b) – 60% working interest and Operator
This promote production license was awarded in 2004 as a part block covering 39,784 acres in the Central North Sea. The license contains a Fulmar prospect on trend with the Janice and James Fields, as well as additional Jurassic and Rotliegend potential. We were awarded operatorship and 60% interest in this license in the 23rd Licensing Round with partner Reach. The partners now also include Fairfield. The work program consists of reprocessing 3D seismic data leading to a drill or drop decision.
P1323 (31/21b) – 40% working interest and Operator
This traditional production license was awarded in 2005 as a part block covering 13,887 acres in the UK Central North Sea. The license contains multiple drilling targets and is located in a prolific oil trend north of the Angus Field and 10km east of the Auk/Argyll Field. We were awarded operatorship and 40% interest in this license in the 23rd Licensing Round with partners Acorn and Hunt Petroleum. The work program consists of obtaining a reprocessed 3D seismic survey, conducting reservoir and oil charge studies and rock physics modeling.
P1324 (31/27b) – 40% working interest and Operator
This traditional production license was awarded in 2005 as a part block covering 11,120 acres in the UK Central North Sea. This license contains multiple drilling targets and is located in a prolific oil trend five miles from Fife Field. We were awarded operatorship and 40% interest in this license in the 23rd Licensing Round in 2005 with partners Acorn and Hunt Petroleum. The work program consists of obtaining a reprocessed 3D seismic survey, conducting reservoir and oil charge studies and rock physics modeling, leading to a drill or drop decision.
P1183 (31/26b & 39/1b) – 40% working interest (Turnberry), 60% working interest (Turriff) and Operator
This traditional production license was awarded in 2004 as two part blocks covering 52,139 acres in the UK Central North Sea. The block is located adjacent to the Fife and Flora oil fields. We were awarded operatorship and 60% interest in this license in the 22nd Licensing Round with partner Reach. The work program was one firm well. In 2005, two wells were drilled, the first fulfilling the work commitment. Prior to drilling the Turnberry 31/26b-17 well, Centrica, Palace Exploration and Challenger farmed-in to the well, leaving Endeavour with a 40% interest in this area. Prior to drilling the Turriff 31/26b-18 well, Palace and Challenger farmed-in to the well so we have 60% interest in this area.

Endeavour International Corporation
P1229 (42/10 & 42/15) – 50% working interest
This promote production license was awarded in 2004 as two blocks covering 118,581 acres in the UK Southern North Sea. The license is located to the west of the Silverpit Basin and contains the Agincourt gas discovery drilled by Mobil in 1995. We were awarded a 50% interest in this license in the 22nd Licensing Round with partner Premier. The work program consists of obtaining and reprocessing 2D seismic data and reservoir quality/engineering studies, leading to a drill or drop decision.
P1132 (42/21 & 42/22) – 22.5% working interest
This promote production license was awarded originally to Wham Energy in the 21st Licensing Round and contains two blocks covering 119,535 acres in the UK Southern North Sea. The license is located in the northwest of the prolific Sole Pit Basin and lies 15 miles from the Wollaston Field. We farmed-in to this license and participated in the drilling of the Prometheus well in 2005. We hold a 22.5% interest in this license with partners Centrica, Wham Energy and Antrim Energy. Following the drilling of the unsuccessful Prometheus well, work is currently being undertaken to define the remaining prospectivity.
P1235 (43/22b, 43/23a, 43/27b, 43/28, 43/29) – 25% working interest
This promote production license was awarded in 2004 as two complete and three part blocks covering 207,361 acres in the UK Southern North Sea. This license is located on the northern fringe of the prolific Sole Pit Basin between the Johnston and Trent gas fields and contains multiple plays. We were awarded a 25% interest in the license in the 22nd Licensing Round with partners Tullow Oil, Premier and Gaz de France. The work program for this license consists of purchasing 2D and 3D seismic data.
P1339 (43/23b) – 50% working interest and Operator
This promote production license was awarded in 2005 as a part block covering 35,830 acres in the UK Southern North Sea. The license is located on a prolific gas trend five miles from Trent Field. We were awarded operatorship and 50% interest in the 23rd Licensing Round with partner Tullow Oil. The work program consists of reprocessing a 3D seismic survey and conducting an engineering study leading to a drill or drop decision.
P1343 (43/30b, 48/5a & 49/1b) – 33% working interest
This traditional production license was awarded in 2005 as three part blocks covering 97,261 acres in the UK Southern North Sea. This license contains several potential drilling opportunities and is located eight miles southwest of the Schooner Field. We were awarded a 33% interest in this license in the 23rd Licensing Round in 2005 with partners Gaz de France and Tullow Oil. The work program consists of purchasing long offset 2D seismic data, AVO studies and a seismic inversion study on the existing 3D seismic data.
P1055 (44/11 & 44/12) – 12.5% working interest
This traditional production license was originally awarded in the 20th Licensing Round in 2002 to a group operated by Gaz de France and contains two complete blocks covering 118,561 acres in the UK Southern North Sea. The license is located on the northern margin of the Silverpit Basin and is 12 miles from the Tyne Gas field. We farmed-in to this license to participate in the drilling of the Cygnus well during 2006. The currently drilling Cygnus well lies up-dip from the 44/12-1 well drilled by Marathon in 1988 that

Endeavour International Corporation
logged a 145ft potential gas column. In addition, we believe the license contains several other highly prospective fault blocks. We hold a 12.5% working interest in the block with partners Gaz de France, Caledonia and Tullow Oil.
P1184 (44/21c & 44/26b) – 25% working interest
This traditional production license was awarded in 2004 as two part blocks covering 30,952 acres in the UK Southern North Sea. This license is located on the prolific Carboniferous gas trend and lies five miles from both the Schooner and Boulton gas fields. We were awarded a 25% interest in the license in the 22nd Licensing Round with partners Tullow Oil, Premier and Gaz de France. The work program consists of purchasing speculative and proprietary 3D seismic, depth conversion sensitivity studies and the integration of Schooner field well data.
P1242 (48/1a) – 30% working interest on an option to farm-in
This traditional production license was originally awarded in the 22nd Licensing Round in 2003 to CalEnergy as a part block covering 29,109 acres in the UK Southern North Sea. This license is located on a highly productive gas trend, eight miles from Ravenspurn North Field. We have the option to farm-in to the license and participate in the drilling of the Emu prospect. We would hold a 30% interest in the license with partner CalEnergy. Our participation in the well will depend on analyses of PSDM seismic reprocessing designed to properly delineate the prospect.
P1356 (48/8c) – 100% working interest and Operator
This promote production license was awarded in 2005 as a part block covering 28,207 acres in the UK Southern North Sea. This license is located on a prolific gas trend, seven miles from Barque Field. We were awarded operatorship and 100% interest in this license in the 23rd Licensing Round. The work program consists of purchasing 2D seismic data and carrying out a reservoir quality study.

Endeavour International Corporation

Endeavour International Corporation
Norway
Endeavour currently holds licenses in the Norwegian sector of the North Sea covering 467,000 acres. We have interests in two producing fields, both operated by Norsk Hydro:
•	a 4.4% working interest in the Brage field; and

•	a 2.5% working interest in the Njord field.
The Company and its partners are currently conducting exploration and exploitation activities in the Njord area, that are expected to extend the life of the field beyond 2013, as well as in the licenses acquired in the 2005 APA round.
PL354 (1/9, 2/7, 2/10 and 2/11) – 50% working interest and Operator
This production license was awarded in 2005 as four partial blocks covering 86,671 acres in the Norwegian North Sea. This license is located in a prolific oil trend south west of Ekofisk, Valhall and Hod Fields in the Central Graben. The license holds prospective targets in several stratigraphic intervals from Paleozoic to Tertiary. We were awarded operatorship and 50% interest in these blocks in the APA

Endeavour International Corporation
2005 license round with partners Petro-Canada and Revus. The work program for this license consists of reprocessing of 3D seismic data on the awarded acreage leading to a drill or drop decision in two years.
PL363 (25/5) – 40% working interest
This production license was awarded in 2005 as a partial block covering 41,488 acres in the Norwegian North Sea. This block is located in a prolific oil and gas trend northeast of the Jotun and Heimdal Fields in the Viking Graben. The license holds prospective targets in the Tertiary section and an under-explored Mesozoic section. We were awarded 40% interest in this block in the APA 2005 license round with partner Lundin. The work program for this license consists of purchase of 3D seismic data that covers the licensed area leading to a drill or drop decision in two years.
PL347 (6407/7, 6407/8, 6407/10 and 6407/11) – 7.5% working interest
This production license was awarded in 2004 as four partial blocks covering 85,571 acres in the Norwegian Sea. This license is located in a prolific oil trend between the Njord and Draugen oil fields. The license holds several potential drilling targets. Endeavour was awarded 7.5% interest in the APA 2004 license round with partners Norsk Hydro, Petoro, Talisman, E.ON Ruhrgas and Gaz de France. The work program for this license consists of geological and geophysical evaluation of the license area leading to a drill or drop decision in three years.
PL348 (6407/8 and 6407/9) – 7.5% working interest
This production license was awarded in 2004 as two partial blocks covering 51,323 acres in the Norwegian Sea. This license is located in a prolific oil trend between the Njord and Draugen oil fields. The license holds the 6407/8-2 oil and gas discovery and several other potential drilling targets. We were awarded 7.5% interest in the APA 2004 license round with partners Norsk Hydro, Petoro, Talisman, E.ON Ruhrgas and Gaz de France. The work program for this license consists of geological and geophysical evaluation of the license area leading to a drill or drop decision in two years.
PL270 (35/3 Agat) – 49% working interest
This production license was originally awarded in 2000 as a partial block covering 59,600 acres in the North Sea. This license is located in a prolific oil and gas trend north of the Gjøa oil Field and east of the recent Peon gas discovery on the Møre Margin. The license holds two Cretaceous Agat gas discoveries and has several potential drilling opportunities. We acquired a 49% interest through the OER Acquisition in 2004. The partner is RWE Dea. The work program for this license consists of further geological and geophysical evaluation. The license period expires in 2035.

Endeavour International Corporation
Planned Exploration and Development Expenditures
We anticipate exploration and development capital expenditures in 2006 to be approximately $50 million. Nearly 75% of the 2006 capital program will be spent in the United Kingdom. Expenditures are expected to be $12 million in Norway with the remainder to be incurred in The Netherlands. We may increase or

Endeavour International Corporation
decrease our planned activities for 2006 or high grade our exploratory prospects, depending upon drilling results, potential acquisition candidates, product prices, the availability of capital resources, and other factors affecting the economic viability of such activities. In addition to the exploration and development budget, the company will invest $11.7 million for the purchase of an eight percent interest in the Enoch Field located in Block 16/13a in the North Sea. The transaction is expected to close by the end of the first quarter of 2006.
Reserves
For 2005 and 2004, our oil and gas reserves were reviewed and audited by the independent reserve engineers Gaffney, Cline & Associates Ltd. Our proved oil and gas reserves at December 31, 2005, 2004 and 2003 included the following:

	Oil	Gas	Oil Equivalents
	(MBbls)	(MMcf)	(MBOE)
2005:
Norway	1,164	6,297	2,214

2004:
Norway	1,543	6,725	2,664
Equity Interest in Entities with Oil and Gas Properties (Thailand)	75	25,006	4,243

2003:
United States	—	52	9

Drilling Statistics
A well is considered productive for purposes of the following table if it justifies the installation of permanent equipment for the production of oil or gas. The information should not be considered indicative of future performance, nor should it be assumed that there is necessarily any correlation between the number of productive wells drilled, quantities of reserves found or economic value. The following table shows the results of the oil and gas wells in which we participated drilled and tested during 2005 and 2004:

Endeavour International Corporation

	Productive Wells		Dry Holes		In Progress Wells
	Gross	Net	Gross	Net	Gross	Net

2005:
United Kingdom	—	—	4	1.5	—	—
Norway	2	0.07	1	0.03	1	0.03

2004:
Norway	1	0.03	—	—	2	0.07
Equity Interest in Entities with Oil and Gas Properties (Thailand)	2	0.14	—	—	—	—

We do not own any drilling rigs, and all of our drilling activities are conducted by independent drilling contractors.
Sales Volumes and Prices
The following table shows our annual average sales volumes, sales prices and average production costs. The average sales prices include gains and losses for derivative contracts we utilize to manage price risk related to our future cash flows. Production costs are costs incurred to operate and maintain our wells and related equipment and include cost of labor, well service and repair, location maintenance, power and fuel, transportation, cost of product and production related general and administrative costs. Additional detail of production costs is contained in the Supplemental Information under Item 8 of this Form 10-K.

Endeavour International Corporation

	Year Ended December 31,
	2005	2004	2003

Norway:
Oil and condensate sales (Mbbl)	726	91	—
Oil and condensate price ($ per Bbl)	51.93	40.28	—

Gas sales (MMcf)	184	15	—
Gas price ($ per Mcf)	6.06	0.66	—

Operating costs ($ per BOE)	15.86	22.15	—

United States:
Gas sales (MMcf)	—	2	8
Gas price ($ per Mcf)	—	4.45	3.37

Operating costs ($ per BOE)	—	0.80	0.54

Total:
Oil and condensate sales (Mbbl)	726	91	—
Oil and condensate price ($ per Bbl)	51.93	40.28	—

Gas sales (MMcf)	184	17	8
Gas price ($ per Mcf)	6.06	1.06	3.37

Operating costs ($ per BOE)	15.86	22.17	0.54

Productive Well Summary
At December 31, 2005, our productive wells included the following:

	Oil		Gas
	Gross	Net	Gross	Net

Norway	26	0.99	—	—

Undeveloped Acreage
The following table sets forth certain information regarding our developed and undeveloped acreage as of December 31, 2005 in the areas indicated.

Endeavour International Corporation

	Developed		Undeveloped
	Gross	Net	Gross	Net

United Kingdom	—	—	1,211,951	518,269
Norway	74,356	2,498	393,133	130,073

Total North Sea	74,356	2,498	1,605,084	648,342

Item 3. Legal Proceedings
Information regarding legal proceedings of Endeavour is included in Note 18 (Commitments and Contingencies) to the Consolidated Financial Statements of Endeavour’s 2005 Financial Statements and is incorporated herein by reference.
Item 4. Submission of Matters to a Vote of Security Holders
No matters were submitted for a vote of our stockholders during the fourth quarter of 2005.
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

	2005		2004
	High	Low	High	Low

First Quarter	$4.29	$3.35	$5.10	$2.18
Second Quarter	3.90	2.94	4.35	3.35
Third Quarter	5.69	3.62	3.50	2.55
Fourth Quarter	5.02	3.22	4.55	3.22

Endeavour International Corporation
Holders
As of March 3, 2006, the number of holders of record of our common stock was 194. We believe that there are a number of additional beneficial owners of our common stock who hold such shares in street name.
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
Securities Authorized for Issuances Under Equity Compensation Plans
The following table sets forth, as of December 31, 2005, information with respect to securities authorized for issuance under equity compensation plans.
Equity Compensation Plan Information

Number of
securities
remaining
	Number of		available for
	securities to be	Weighted-	future issuance
	issued upon	average exercise	under equity
	exercise of	price of	compensation
	outstanding	outstanding	plans (excluding
	options,	options,	securities
	warrants and	warrants and	reflected in
	rights	rights	column (a))
	(a)	(b)	(c)

Equity compensation plans approved by security holders	3,117,000	$2.92	3,951,943
Equity compensation plans not approved by security holders	1,170,000	$3.39	—

Total	4,287,000	$3.05	3,951,943

Of the 1,170,000 options identified above, 495,000 options were issued to the Company’s directors in November 2002 and 275,000 options were issued to outside consultants in May and July 2001 for services provided. The options have terms of five years from the date of grant and were immediately exercisable after issuance. The remaining 400,000 options of the 1,170,000 options were issued to our new chief financial officer in August 2005 as an inducement to accept employment with the Company

Endeavour International Corporation
and vest in thirds on each of the first three anniversary dates. These options were not issued pursuant to any formal shareholder approved plan.
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

Selected Financial Data (1)
(Amounts in thousands, except per share data)	Year Ended December 31,
	2005	2004	2003	2002	2001

Revenues	$38,656	$3,663	$27	$16	$—
Net Loss	(31,531)	(23,372)	(36,829)	(4,487)	(68)
Net Loss Per Common Share — Basic and Diluted	(0.42)	(0.37)	(1.18)	(0.24)	(0.06)

Summary Balance Sheet Data:
Total Assets	186,966	101,737	12,582	25,019	54
Long-term Debt	81,250	2,150	—	—	—

(1)	Includes the following acquisitions and dispositions:

•	disposition of Thailand assets in 2005;

•	acquisition of OER in November 2004 and January 2005;

•	disposition of BWP, Knox Miss and La. Shelf in 2004;

•	acquisition of NSNV in 2004;

•	acquisition of BWP in 2003; and

•	disposition of CSR-Waha in 2003.
Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations
This Management’s Discussion and Analysis of Financial Condition and Results of Operations and other parts of this report contain forward-looking statements that involve risks and uncertainties. All forward-looking statements included in this report are based on information available to the Company on the date hereof, and we assume no obligation to update any such forward-looking statements. Our actual results could differ materially from those anticipated in these forward-looking statements as a result of a number of factors, including those set forth in the section captioned “RISK FACTORS” in Item 1A and elsewhere in this report. The following should be read in conjunction with the audited financial statements and the notes thereto included elsewhere herein.

Endeavour International Corporation
Overview
As discussed previously, Endeavour has completed a variety of transactions and events during the last three years which have had significant impacts on our results of operations and financial conditions and transformed the nature and scope of our business. In 2003, we were engaged in oil and gas activities in Louisiana, Mississippi and Oklahoma with only one producing asset that began producing in late 2003. In February 2004, we completed a series of transactions that provided a new management team focused on the exploration, exploitation and acquisition of oil and gas assets in the North Sea and resulted in the sale of all U.S. oil and gas properties. Throughout 2004, we worked to acquire interests in properties in the North Sea, culminating with the award of licenses in the 22nd License Round in the UK and the acquisition of the majority interest in OER in late 2004. The year 2005 represents a full year’s contribution of the Norwegian assets acquired from OER and reflects the initiation of drilling in the UK and the continuation of our efforts to acquire interests in properties in the North Sea. The major transactions and events impacting the last three years include:
Acquisitions
•	The acquisition of the 76.66% majority interest in OER was completed in November 2004 for approximately $27.6 million, plus $0.8 million in professional expenses for legal and accounting services.

•	The acquisition of the remaining 23.34% minority interest was completed in January 2005 for an aggregate consideration paid of $10.7 million, approximately $1.4 million in cash and 2,183,617 shares of our common stock.

•	The NSNV Acquisition was completed in February 2004. As the NSNV Acquisition was accounted for as a purchase of assets and not a business combination, the consideration given was allocated to the fair value of the identifiable assets and liabilities acquired with the excess of $10.8 million expensed.

•	In the second quarter of 2003, our predecessor company, CSOR, purchased a partnership with interests in certain oil and gas activities in Oklahoma through the issuance of 3.3 million shares of common stock, warrants to purchase 1.7 million common shares at an exercise price of $2.00 per share expiring in three years and $2.7 million in cash. These partnership interests were sold during our restructuring in 2004.
Dispositions
•	The sale of our partnership interests in Thailand to a private entity for net proceeds of approximately $19 million was completed in the second quarter of 2005. We recorded a gain on the sale of these interests of approximately $15 million.

•	The sale of all of our equity interest in Louisiana Shelf Partners, L.P. (“La. Shelf”) was completed in the second quarter of 2005 for $250,000 in cash and a $2 million contingent deferred payment that is payable from proceeds from production of drilling activities on the oil and gas leases held by La. Shelf. We recorded a loss on the sale of these interests of approximately $0.9 million.

•	The sale of our entire limited partnership interests in partnership with interests in certain oil and gas leases located in Mississippi was completed in the first quarter of 2004 for $5.0 million. We recorded a gain on the sale of these interests of approximately $1.3 million.

•	The sale of our entire limited partnership interest in CSR-Waha Partners, LP was completed in January 2003 by our predecessor company for $0.2 million cash and a $1.5 million promissory note and 0.6 million shares of common stock of the purchaser. The promissory note was sold during our restructuring in 2004.
Financing
•	We issued 25 million shares of common stock at $2.00 per share in a private placement in February 2004 for estimated net proceeds of $46 million after deduction of offering expenses.

•	Simultaneous with the consummation of the NSNV Acquisition and the offering of 25 million shares of common stock, we restructured our non-core assets, debt and equity by repaying, converting or repurchasing all outstanding debt and nearly all outstanding preferred stock.

•	We issued $81.25 million aggregate principal amount of 6.00% convertible senior notes due 2012 in a private placement during the first quarter of 2005.
Operations
•	With the completion of the OER Acquisition in November 2004, we had our first reserves and revenues from properties in the North Sea. 2005 represents the first full-year contribution of these assets.

Endeavour International Corporation
•	During the third quarter of 2005, we began drilling on the first wells in our ongoing exploration campaign. By the end of 2005, we had determined that each of the four wells drilled in the UK area of the North Sea were unsuccessful and recorded $27.1 million in impairments. We expect to incur additional costs of approximately $0.6 million in 2006 that will be expensed in the first quarter of 2006 related to these wells.

•	Our predecessor company drilled three wells, two of which were unsuccessful, in the United States during 2003. As a result of the unsuccessful drilling, we recorded $25.2 million in impairment. All domestic properties were sold during our restructuring in 2004.
Results of Operations
Revenues
Revenues for 2005 and 2004 were derived primarily from the production of 756,187 BOE and 93,277 BOE, respectively, from assets acquired in the OER Acquisition. Revenues for 2003 consisted of production from Oklahoma properties which have been sold.
Bad Debt Expense
Bad debt expense of $1.8 million in 2003 was related to our investment in Touchstone Resources, Ltd. (“Touchstone”), a Canadian Exchange listed company and the former parent company of Touchstone Resources USA, Inc. As of December 31, 2003, we had recorded bad debt reserves for the full balance of our investment in Touchstone. As discussed in Note 8 to the Consolidated Financial Statements herein, in 2004, we received 1.2 million common shares of Touchstone Resources USA, Inc. (a public company trading on the OTC Bulletin Board) in exchange for the promissory notes from Touchstone. As the net book value of these notes was zero, we recorded a non-cash gain of approximately $1.8 million (included in other income), the market value of the shares received on the date of the exchange.
General and Administrative Expenses
With our expanded operations, we had over 50 employees at December 31, 2005, over 35 employees at December 31, 2004 and only a single employee for 2003. Components of G&A expenses for these periods are as follows:

Endeavour International Corporation

(Amounts in thousands)	Year Ended December 31,
	2005	2004	2003

Compensation	$9,742	$4,544	$168
Consulting, legal and accounting fees	5,235	2,893	1,540
Occupancy costs	1,070	439	19
Other expenses	2,273	2,057	534

Total gross cash G&A expenses	18,320	9,933	2,261

Non-cash stock-based compensation	7,908	7,995	—
Fair market value adjustment of stock options – non-cash	(555)	1,183	—

Total gross non-cash G&A expenses	7,353	9,178	—

Gross G&A expenses	25,673	19,111	2,261

Less: capitalized G&A expenses	(7,450)	(4,403)	—

Net G&A expenses	$18,223	$14,708	$2,261

Other (Income) and Expense
Interest expense increased to $4.3 million for 2005 primarily due to the issuance of our 6% convertible debt during the first quarter of 2005. Interest expense for 2004 and 2003 related to convertible debt that was sold or converted to common stock as part of our restructuring in early 2004. Interest income also increased due to receipt of funds from the issuance of our 6% convertible debt. We invest excess cash primarily in short-term commercial paper and money market accounts.
During the fourth quarter of 2005, we recorded $5.3 million in litigation expense to reflect the settlement of litigation brought by GHK Company, LLC and other plaintiffs. The lawsuit was settled subsequent to year-end by the issuance of 1.5 million shares of our common stock. See Note 18 on Commitment and Contingencies for additional explanation.
Other (income) expense for 2005 is primarily foreign currency exchange gains, while 2004 includes $1.4 million gain on the settlement of an oil commodity swap, partially offset by $0.3 million in foreign currency exchange losses.
Income Taxes
During 2005 and 2004, we incurred taxes primarily on our Norwegian operations. Our Norwegian operations had income before taxes of $14.1 million and $0.1 million for 2005 and 2004, respectively. For other tax jurisdictions, we did not record any income tax benefits as there was no assurance that we could generate any taxable earnings, and therefore recorded valuation allowances on the full amount of deferred tax assets generated. Our tax expense also included $(1.8) million and $0.5 million of foreign currency (gains) losses attributable to tax liability balances for 2005 and 2004, respectively. During 2003, we did not record any income tax benefits as there was no assurance that we could generate any taxable earnings, and therefore recorded valuation allowances on the full amount of deferred tax assets generated.

Endeavour International Corporation
Liquidity and Capital Resources

(Amounts in thousands)	December 31, 2005	December 31, 2004

Net working capital	$49,638	$4,699

Long-term debt	$81,250	$2,150

	Year Ended December 31,
(Amounts in thousands)	2005	2004	2003

Net cash provided by (used in):
Operating activities	$27,962	$6,918	$(3,179)
Investing activities	$(34,972)	$(35,233)	$(7,475)
Financing activities	$75,411	$36,487	$10,381

We have historically funded our operations and acquisitions through issuances of debt and equity securities. Some of the significant issuances of debt and equity, as well as the uses of the proceeds, in 2005, 2004 and 2003 were as follows:
•	in January 2005, we purchased the remaining minority interest in OER for an aggregate consideration paid of $10.7 million, which was approximately $1.4 million in cash and 2,183,617 shares of our common stock;

•	in the first quarter of 2005, we completed the issuance of $81.25 million in senior convertible notes due 2012;

•	in November 2004, we purchased OER for $27.6 million in cash;

•	in February 2004, we issued 25 million shares of common stock and 0.7 million warrants at an exercise price of $2.00 per share for net proceeds of $46 million;

•	in February 2004, we funded the purchase of NSNV through the issuance of 12.5 million shares of common stock;

•	during 2004 and 2003, we issued 1.8 million shares of our common stock to RAM for $2.2 million;

•	between May and July 2003, we issued 477,500 shares of Series C Convertible Preferred Stock for $10.00 per share for gross proceeds of $4.8 million;

•	in May 2003, we funded the purchases of BWP through the issuance of 3.3 million shares of common stock and 1.7 million warrants at an exercise price of $2.00 per share expiring in three years; and

•	in July 2003, we increased the principal amount of the promissory note to Trident to $2.1 million and extended the maturity date to July 31, 2004.
Outlook
Anticipated Capital Expenditures
We anticipate exploration and development capital expenditures in 2006 to be approximately $50 million. Nearly 75% of the 2006 capital program will be spent in the United Kingdom. Expenditures are expected to be $12 million in Norway with the remainder to be incurred in The Netherlands. We may increase or decrease our planned activities for 2006 or high grade our exploratory prospects, depending upon drilling

Endeavour International Corporation
results, potential acquisition candidates, product prices, the availability of capital resources, and other factors affecting the economic viability of such activities. In addition to the exploration and development budget, the company will invest $11.7 million for the planned purchase of an eight percent interest in the Enoch Field located in Block 16/13a in the North Sea.
Capital expenditures for 2006 reflect the continuation of our exploratory drilling program and development expenditures for existing operations in Norway. The first of our wells to begin drilling in 2006 was spud in early February 2006 in the UK sector of the North Sea. The well is expected to reach its target depth in late March or early April.
In the UK, we have a commitment for drilling services with a semi-submersible drilling rig for two wells in the last half of 2006 for approximately $13.5 million. Subsequent to yearend, we joined with several other operators in the Norwegian Continental Shelf to form a consortium that has entered into a contract for the use of a drilling rig for a three-year period beginning the second half of 2006. The agreement allows us to move forward with our exploration program in Norway and fulfill our role as an operator of Norwegian licenses. The contract commits us to 100 days (for two wells) of drilling services, for approximately $37.8 million, between late 2007 and 2008 conducted by Bredford Dolphin, a semi-submersible drilling rig. We believe these rig-contracting efforts offer compelling economics and facilitate our drilling strategy.
Liquidity and Financial Resources
The $81.25 million of convertible senior notes issued in 2005 bear interest at 6% and are due in 2012. The cash raised in this debt offering is expected to fund exploration drilling through the end of 2006 while cash flows from our Norwegian operations are expected to continue to be sufficient to fund worldwide administrative expenses. Management expects exploration successes to be self-funding with necessary development expenditures for each project to be funded through a combination of debt, equity, changes in our working interest or other means.
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

Endeavour International Corporation
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
Capitalized costs are limited on a country-by-country basis (the ceiling test). The ceiling test limitation is calculated as the sum of the present value of future net cash flows related to estimated production of proved reserves, using end-of-the-current-period prices including the effect of derivative instruments that qualify as cash flow hedges, discounted at 10%, plus the lower of cost or estimated fair value of unproved properties, all net of expected income tax effects. Under the ceiling test, if the capitalized cost of the full cost pool, net of deferred taxes, exceeds the ceiling limitation, the excess is charged as an impairment expense.
We utilize a single cost center for each country where we have operations for amortization purposes. Any conveyances of properties are treated as adjustments to the cost of oil and gas properties with no gain or loss recognized unless the operations are suspended in the entire cost center or the conveyance is significant in nature.
Unproved property costs include the costs associated with unevaluated properties and properties under development and are not initially included in the full cost amortization base (where proved reserves exist) until the project is evaluated and include unproved leasehold acreage, seismic data, wells and production facilities in progress and wells pending determination, together with interest costs capitalized for these projects. Seismic data costs are associated with specific unevaluated properties where the seismic data is acquired for the purpose of evaluating acreage or trends covered by a leasehold interest owned by us. Significant unproved properties are assessed periodically for possible impairment or reduction in value. If a reduction in value has occurred, these property costs are considered impaired and are transferred to the related full cost pool. Geological and geophysical costs included in unproved properties are transferred to the full cost amortization base along with the associated leasehold costs on a specific project basis. Costs associated with wells in progress and wells pending determination are transferred to the amortization base once a determination is made whether or not proved reserves can be assigned to the property. Costs of dry holes are transferred to the amortization base immediately upon determination that the well is unsuccessful. Unproved properties whose acquisition costs are not individually significant are aggregated, the portion of such costs estimated to be ultimately nonproductive, based on experience, are amortized to the full cost pool over an average holding period.
In countries where the existence of proved reserves has not yet been determined, unevaluated property costs remain capitalized in unproved property cost centers until proved reserves have been established, exploration activities cease or impairment and reduction in value occurs. If exploration activities result in the establishment of a proved reserve base, amounts in the unproved property cost center are reclassified as proved properties and become subject to amortization and the application of the ceiling test. When it is determined that the value of unproved property costs have been permanently diminished in part or in whole and based on the impairment evaluation and future exploration plans, the unproved property cost centers related to the area of interest are impaired, and accumulated costs charged against earnings.

Endeavour International Corporation
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

Endeavour International Corporation
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
Stock-Based Compensation Arrangements
Until January 1, 2006, we accounted for stock–based compensation plans for employees and directors using the intrinsic value method. Under this method, we record no compensation expense for stock options granted when the exercise price of options granted is equal to or greater than the fair market value of our common stock on the date of grant. We apply the fair value method in accounting for stock-based grants to non-employees using the Black-Scholes Method. See Recent Accounting Pronouncements below for a discussion of changes to our accounting for stock-based compensation plans.
Recent Accounting Pronouncements
In December 2004, accounting standards were revised and now require all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair values. The pro forma disclosures previously permitted will no longer be an alternative to financial statement recognition. The new accounting standard is effective for fiscal years beginning after June 15, 2005. The guidance also provides for classifying awards as either liabilities or equity, which impacts when and if the awards must be remeasured to fair value subsequent to the grant date. We adopted the new accounting standard effective January 1, 2006.
The impact of adoption on our reported results of operations for future periods will depend on the level of share-based payments granted in the future. However, had we adopted the revised accounting standards in prior periods, the impact of that standard would have approximated the impact as described in the disclosure of pro forma net income and net income per share in the table included in Stock-Based Compensation Arrangements in Note 2 to the Consolidated Financial Statements. Also, benefits of tax deductions in excess of recognized compensation costs to be reported as financing cash flow, rather than as an operating cash flow as required under current literature. This requirement will reduce net operating cash flows and increase net financing cash flows in periods after adoption. We believe this reclass will not have a material impact on our Consolidated Statements of Cash Flows.
In November 2005, accounting standards were revised to provide guidance for determining and measuring other-than-temporary impairments of debt and equity securities. The new guidance is effective for reporting periods beginning after December 15, 2005. At December 31, 2005, available-for-sale investments in our marketable securities had unrealized losses totaling $0.9 million which are recorded in Other Accumulated Comprehensive Income. We do not believe that the securities with unrealized losses

Endeavour International Corporation
as of December 31, 2005 currently meet the criteria for recognizing the loss under existing other-than-temporary guidance.
Disclosures about Contractual Obligations and Commercial Commitments
The following table sets forth the Company’s obligations and commitments to make future payments under its lease agreements and other long-term obligations as of December 31, 2005:

(Amounts in thousands)	Payments due by Period
Contractual Obligations	Total	1 Year	2-3 Years	4-5 Years	After 5 Years

Long-term debt	$81,250	$—	$—	$—	$81,250
Operating leases for office leases and equipment	301	262	39	—	—
Office leases	1,211	451	723	37	—
Rig commitments	13,500	13,500	—	—	—
Purchase commitment — PGS	54	54	—	—	—

Total Contractual Cash Obligations	$96,316	$14,267	$762	$37	$81,250

Subsequent to yearend, we joined with several other operators in the Norwegian Continental Shelf to form a consortium that has entered into a contract for the use of a drilling rig for a three-year period beginning the second half of 2006. The agreement allows us to move forward with our exploration program in Norway and fulfill our role as an operator of Norwegian licenses. The contract commits us to 100 days (for two wells) of drilling services, for approximately $37.8 million, between late 2007 and 2008 conducted by Bredford Dolphin, a semi-submersible drilling rig.
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
Completion – The installation of permanent equipment for the production of oil or natural gas, or in the case of a dry hole, the reporting of abandonment to the appropriate agency.

Endeavour International Corporation
Developed acreage – The number of acres that are allocated or assignable to producing wells or wells capable of production.
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
Exploration or exploratory well – A well drilled to find and produce oil or gas reserves that is not a development well.
Farm-in or farm-out – An agreement where the owner of a working interest in an oil and gas lease assigns the working interest or a portion thereof to another party who desires to drill on the leased acreage. Generally, the assignee is required to drill one or more wells in order to earn its interest in the acreage. The assignor usually retains a royalty or reversionary interest in the lease. The interest received by an assignee is a “farm-in,” while the interest transferred by the assignor is a “farm-out.”
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

Endeavour International Corporation
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
At December 31, 2005, we had an oil commodity swap where we pay market IPE Brent and receive a fixed price that ranges from $42.50 per barrel in the January 2006 to $40.00 per barrel at the end of the contract covering 600 barrels per day through December 2006. At December 31, 2005, a $1.00 change in the Brent oil price would result in a $0.2 million change in revenues in 2006.
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
We have audited the accompanying consolidated balance sheets of Endeavour International Corporation and subsidiaries as of December 31, 2005 and 2004, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the years in the two-year period ended December 31, 2005. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.
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
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Endeavour International Corporation and subsidiaries as of December 31, 2005 and 2004, and the results of their operations and their cash flows for each of the years in the two-year period ended December 31, 2005, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of Endeavour International Corporation’s internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) and our report dated March 8, 2006 expressed an unqualified opinion on management’s assessment of, and the effective operation of, internal control over financial reporting.
KPMG LLP
Houston, Texas
March 8, 2006

Report of Independent Registered Public Accounting Firm
Board of Directors and Stockholders
Endeavour International Corporation
Houston, Texas
We have audited the accompanying consolidated statements of operations, stockholders’ equity, and cash flows of Endeavour International Corporation (formerly, Continental Southern Resources, Inc.) for the year ended December 31, 2003. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.
We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.
In our opinion, the financial statements referred to above present fairly, in all material respects, the results of operations, changes in stockholders’ equity and cash flows of Endeavour International Corporation for the year ended December 31, 2003 in conformity with accounting principles generally accepted in the United States of America.
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
L J SOLDINGER ASSOCIATES LLC
Deer Park, Illinois
March 16, 2004 (Except for Note 2,
as to which the date is June 15, 2004)

Endeavour International Corporation
Consolidated Balance Sheets
(Amounts in thousands, except share data)

	December 31,
	2005	2004

Assets
Current Assets:
Cash and cash equivalents	$76,127	$8,975
Accounts receivable	4,876	4,286
Prepaid expenses and other current assets	8,070	3,814

Total Current Assets	89,073	17,075

Equity Interests in Entities with Oil and Gas Properties	—	3,688

Property and Equipment, Net (Notes 2 and 7)	59,084	50,228

Goodwill	27,795	20,119
Other Assets	11,014	10,627

Total Assets	$186,966	$101,737

Liabilities and Stockholders’ Equity

Current Liabilities:
Accounts payable	$18,194	$2,909
Current portion of long-term debt	—	2,138
Accrued expenses and other	21,240	7,329

Total Current Liabilities	39,434	12,376

Long-Term Debt	81,250	2,150
Deferred Taxes	19,185	18,012
Other Liabilities	6,753	8,979

Total Liabilities	146,622	41,517

Minority Interest	—	3,248

Commitments and Contingencies

Stockholders’ Equity:
Preferred stock (Liquidation preference: $2,458)	—	—
Common stock; shares issued and outstanding –
75,489,052 at 2005 and 69,995,165 shares at 2004	75	70
Additional paid-in capital	155,734	133,919
Accumulated other comprehensive loss	(4,578)	(528)
Deferred compensation	(9,437)	(6,570)
Accumulated deficit	(101,450)	(69,919)

Total Stockholders’ Equity	40,344	56,972

Total Liabilities and Stockholders’ Equity	$186,966	$101,737

The accompanying notes are an integral part of these consolidated financial statements.

Endeavour International Corporation
Consolidated Statements of Operations
(Amounts in thousands, except per share data)

	For the Year Ended December 31,
	2005	2004	2003

Revenues	$38,656	$3,663	$27

Expenses:
Operating expenses	11,990	2,066	6
Depreciation, depletion and amortization	9,337	2,180	1,497
Impairment of oil and gas properties	27,116	—	25,168
Bad debt expense – related party	—	—	1,800
Equity loss from entities with oil and gas properties	79	201	1,217
General and administrative	18,223	14,708	2,132
General and administrative – related party	—	—	129

Total expenses	66,745	19,155	31,949

Loss From Operations	(28,089)	(15,492)	(31,922)

Other (Income) Expense:
Consideration given in excess of fair market value of assets acquired	—	10,779	—
Interest expense	4,322	295	3,570
Interest income	(2,605)	(536)	(240)
Litigation settlement expense	5,265	—	—
Gain on sale of oil and gas assets	(14,966)	(355)	—
Loss on marketable securities – related party	—	207	1,659
Gain on collection of promissory notes	—	(1,848)	—
Other	(263)	(1,210)	—

Total Other Expense	(8,247)	7,332	4,989

Loss Before Minority Interest	(19,842)	(22,824)	(36,911)
Minority Interest	(470)	122	82

Loss Before Income Taxes	(20,312)	(22,702)	(36,829)
Income Tax Expense	11,061	670	—

Net Loss	(31,373)	(23,372)	(36,829)
Preferred Stock Dividends	(158)	(425)	(4,406)

Net Loss to Common Stockholders	$(31,531)	$(23,797)	$(41,235)

Net Loss Per Common Share — Basic and Diluted	$(0.42)	$(0.37)	$(1.18)

Weighted Average Number of Common Shares Outstanding — Basic and Diluted	74,433	64,400	35,076

The accompanying notes are an integral part of these consolidated financial statements.

Endeavour International Corporation
Consolidated Statements of Cash Flows
(Amounts in thousands)

	Year Ended December 31,
	2005	2004	2003

Cash Flows from Operating Activities:
Net loss	$(31,373)	$(23,372)	$(36,829)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation, depletion and amortization	9,337	2,180	1,497
Impairment of oil and gas properties	27,116	—	25,168
Consideration given in excess of fair value of identifiable assets acquired	—	10,779	—
Deferred tax expense	3,243	199	—
Amortization of non-cash compensation	7,070	6,830	539
Litigation settlement expense	5,265	—	—
Gain on collection of promissory notes	—	(1,848)	—
Fair market value adjustment of stock options	(555)	1,183	—
Gain on sale of assets	(14,966)	(355)	—
Bad debt expense – related party	—	—	1,800
Amortization of discount on note payable	—	195	2,857
Equity loss from entities with oil and gas properties	79	201	1,217
Realized loss on marketable securities	—	207	1,659
Other	1,043	52	490
Changes in assets and liabilities:
(Increase) Decrease in receivables	(688)	1,859	(129)
(Increase) Decrease in prepaid expenses and other	3,637	3,847	(1,271)
Increase (Decrease) in current liabilities	18,754	4,961	(177)

Net Cash Provided by (Used in) Operating Activities	27,962	6,918	(3,179)

Cash Flows From Investing Activities:
Capital expenditures	(47,396)	(7,064)	(3,835)
Investment in entities with oil and gas properties	(156)	(2,081)	(2,828)
Acquisitions, net of cash acquired	(1,437)	(26,817)	—
Acquisition of entities with oil and gas properties, net of cash acquired	—	—	(2,350)
Acquisition of notes receivable – related party	—	—	(176)
Repayment of notes receivable – related party	—	—	1,316
Proceeds from sale of assets	19,465	740	261
Increase in restricted cash	(5,448)	—	—
Other investing activities	—	(11)	137

Net Cash Used in Investing Activities	$(34,972)	$(35,233)	$(7,475)

The accompanying notes are an integral part of these consolidated financial statements.

Endeavour International Corporation
Consolidated Statements of Cash Flows
(Amounts in thousands)

	Year Ended December 31,
	2005	2004	2003

Cash Flows From Financing Activities:
Repayment of borrowings	$(4,006)	$(6,156)	$(1,200)
Repayment of borrowings – related party	—	—	(1,399)
Proceeds from borrowings	81,250	—	1,764
Proceeds from borrowings – related party	—	—	1,254
Proceeds from deferred equity option	—	—	870
Financing costs paid	(3,661)	—	—
Receipts of subscription receivable	—	—	1,430
Receipts of subscription receivable – related party	—	—	1,924
Purchase and retirement of common stock and Series B preferred stock	—	(5,031)	—
Proceeds from warrant and stock option exercises	1,956	1,250	—
Proceeds from common and preferred stock issued and issuable, net of issuance costs	—	46,539	5,738
Other financing activities	(128)	(115)	—

Net Cash Provided by Financing Activities	75,411	36,487	10,381

Net Increase (Decrease) in Cash and Cash Equivalents	68,401	8,171	(273)

Effect of foreign currency changes on cash	(1,249)	747	—

Cash and Cash Equivalents, Beginning of Period	8,975	57	330

Cash and Cash Equivalents, End of Period	$76,127	$8,975	$57

The accompanying notes are an integral part of these consolidated financial statements.

Endeavour International Corporation
Consolidated Statements of Stockholders’ Equity
(Amounts in thousands)

							Accumulated
				Additional	Stock		Other		Total	Total
	Preferred	Preferred	Common	Paid-In	Subscription	Deferred	Comprehensive	Accumulated	Stockholders’	Comprehensive
	Stock - A	Stock - C	Stock	Capital	Receivable	Compensation	Loss	Deficit	Equity	Loss

Balance, December 31, 2002	$4	$—	$33	$30,961	$(3,636)	$—	$(1,000)	$(4,887)	$21,475
Payment of subscription receivable	—	—	—	—	1,781	—	—	—	1,781
Payment of subscription receivable – related party	—	—	—	—	1,430	—	—	—	1,430
Issuance of common stock	—	—	4	8,434	—	—	—	—	8,438
Issuance of warrants and options	—	—	—	3,198	—	—	—	—	3,198
Issuance of Series C preferred stock	—	1	—	7,231	—	—	—	—	7,232
Additional financing expense on convertible notes	—	—	—	351	—	—	—	—	351
Preferred stock dividend	—	—	—	—	—	—	—	(4,406)	(4,406)
Comprehensive Loss:
Net Loss	—	—	—	—	—	—	—	(36,829)	(36,829)	$(36,829)
Other comprehensive income (net of tax):
Unrealized gain (loss) on available-for- sale securities	—	—	—	—	—	—	511	—	511	511

Balance, December 31, 2003	$4	$1	$37	$50,175	$(425)	$—	$(489)	$(46,122)	$3,181	$(36,318)

The accompanying notes are an integral part of these consolidated financial statements.

Endeavour International Corporation
Consolidated Statements of Stockholders’ Equity
(Amounts in thousands)

							Accumulated
				Additional	Stock		Other		Total	Total
	Preferred	Preferred	Common	Paid-In	Subscription	Deferred	Comprehensive	Accumulated	Stockholders’	Comprehensive
	Stock - A	Stock - C	Stock	Capital	Receivable	Compensation	Loss	Deficit	Equity	Loss

Balance, December 31, 2003	$4	$1	$37	$50,175	$(425)	$—	$(489)	$(46,122)	$3,181
Exchange of non-core assets in the Restructuring	(4)	—	—	(2,352)	425	—	207	—	(1,724)
Conversion of preferred stock in the Restructuring	—	(1)	3	211	—	—	—	—	213
Conversion of notes in the Restructuring	—	—	1	1,958	—	—	—	—	1,959
Issuance of common stock and warrants in the Offering, net of expenses	—	—	25	46,064	—	—	—	—	46,089
Issuance of common stock and warrants for acquisition of NSNV, net of expenses	—	—	13	25,687	—	—	—	—	25,700
Issuance of common stock and stock options as deferred compensation	—	—	3	13,397	—	(13,400)	—	—	—
Other issuances of common stock	—	—	1	1,352		—	—	—	1,353
Repurchase and retirement of common and preferred stock	—	—	(14)	(5,005)	—	—	—	—	(5,019)
Amortization of deferred compensation	—	—	—	—	—	6,830	—	—	6,830
Conversion of warrants	—	—	1	1,249	—	—	—	—	1,250
Preferred stock dividend	—	—	—	—	—	—	—	(425)	(425)
Fair market value adjustment of stock options	—	—	—	1,183	—	—	—	—	1,183
Comprehensive Loss:
Net Loss	—	—	—	—	—	—	—	(23,372)	(23,372)	$(23,372)
Other comprehensive income (net of tax):
Unrealized gain (loss) on available-for- sale securities	—	—	—	—	—	—	(246)	—	(246)	(246)

Balance, December 31, 2004	$—	$—	$70	$133,919	$—	$(6,570)	$(528)	$(69,919)	$56,972	$(23,618)

The accompanying notes are an integral part of these consolidated financial statements.

Endeavour International Corporation
Consolidated Statements of Stockholders’ Equity
(Amounts in thousands)

							Accumulated
				Additional	Stock		Other		Total	Total
	Preferred	Preferred	Common	Paid-In	Subscription	Deferred	Comprehensive	Accumulated	Stockholders’	Comprehensive
	Stock - A	Stock - C	Stock	Capital	Receivable	Compensation	Loss	Deficit	Equity	Loss

Balance, December 31, 2004	$—	$—	$70	$133,919	$—	$(6,570)	$(528)	$(69,919)	$56,972
Issuance of common stock for acquisition of OER, net of expenses	—	—	2	9,256	—	—	—	—	9,258
Issuance of common stock as deferred compensation	—	—	2	11,102	—	(9,967)	—	—	1,137
Exercise of warrants and options	—	—	1	1,955	—	—	—	—	1,956
Other issuances of common stock	—	—	—	57		267	—	—	324
Amortization of deferred compensation	—	—	—	—	—	6,833	—	—	6,833
Preferred stock dividend	—	—	—	—	—	—	—	(158)	(158)
Fair market value adjustment of stock options	—	—	—	(555)	—	—	—	—	(555)
Comprehensive Loss:
Net Loss	—	—	—	—	—	—	—	(31,373)	(31,373)	$(31,373)
Other comprehensive income (net of tax):
Unrealized loss on derivative instruments, net of tax	—	—	—	—	—	—	(3,690)	—	(3,690)	(3,690)
Unrealized gain (loss) on available-for- sale securities	—	—	—	—	—	—	(360)	—	(360)	(360)

Balance, December 31, 2005	$—	$—	$75	$155,734	$—	$(9,437)	$(4,578)	$(101,450)	$40,344	$(35,423)

The accompanying notes are an integral part of these consolidated financial statements.

Endeavour International Corporation
Notes to Consolidated Financial Statements
Note 1 — Description of Business
Endeavour International Corporation, formerly Continental Southern Resources, Inc., was incorporated under the laws of the state of Nevada on January 13, 2000. As used in these Notes to Consolidated Financial Statements, the terms the “Company”, “Endeavour”, “we”, “us”, “our” and similar terms refer to Endeavour International Corporation and, unless the context indicates otherwise, its consolidated subsidiaries.
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
Note 2 — Summary of Significant Accounting Policies
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
Management believes that it is reasonably possible the following material estimates affecting the financial statements could change in the coming year: (1) estimates of proved oil and gas reserves, (2) estimates as to the expected future cash flow from proved oil and gas properties, and (3) estimates of future dismantlement and restoration costs.
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

Endeavour International Corporation
Notes to Consolidated Financial Statements
Change in Method of Accounting for Oil and Gas Operations
During 2004, we changed from the successful efforts method of accounting for oil and gas properties to the full cost method. We believe that the full cost method of accounting is more appropriate for Endeavour in light of the significant changes in our operations that have occurred. We believe capitalization of seismic and other exploration technology expenditures as well as the cost of all wells recognizes the value these expenditures add to the program of an exploration focused company like Endeavour. Amortization of these costs over the life of the discovered proved reserves provides a more appropriate method of matching revenues and expenses related to our exploration strategy. Our technical strategy is founded on a philosophy that regional petroleum systems analyses improve competitive advantage, reduce exploration risk and optimize value creation. Regional petroleum systems analysis has been successfully employed by our management and technical team in their past experiences to identify and commercialize reserves in basins worldwide.
We have restated all prior financial statements as a result of the conversion to full cost accounting. As a part of this process, all previous charges related to the successful efforts method of accounting for oil and gas assets were reversed, raising the book value of those properties as well as our stockholders’ equity. The full cost method requires performing quarterly ceiling tests to ensure that the carrying value of oil and gas assets on the balance sheet is not overstated. In ceiling tests performed for the quarter ended December 31, 2003, a $10.1 million impairment was recorded as capitalized costs exceeded the ceiling test limits. The ceiling test was based on natural gas prices of $4.74 per thousand cubic feet (Mcf) for natural gas that included adjustments for basis differentials and other pricing factors. The effect of the accounting change on net loss follows:

(Amounts in thousands, except per share data)	Year Ended December 31, 2003

Net loss to common shareholders under successful efforts	$(37,248)
Adjustments to full cost	(3,986)

Net loss to common shareholders under full cost	$(41,234)

Loss per basic and diluted share under successful efforts	$(1.06)

Loss per basic and diluted share under full cost	$(1.18)

Cash and Cash Equivalents
We consider all highly liquid instruments with an original maturity of 90 days or less at the time of purchase to be cash equivalents.
Inventories
Materials and supplies and oil inventories are valued at the lower of cost or market value (net realizable value).

Endeavour International Corporation
Notes to Consolidated Financial Statements
Full Cost Accounting for Oil and Gas Operations
Under the full cost method, all acquisition, exploration and development costs, including certain directly related employee costs and a portion of interest expense, incurred for the purpose of finding oil and gas are capitalized and accumulated in pools on a country–by–country basis. During 2005 and 2004, we capitalized $7.5 million and $4.4 million, respectively, in certain directly related employee costs. Capitalized costs include the cost of drilling and equipping productive wells, including the estimated costs of dismantling and abandoning these assets, dry hole costs, lease acquisition costs, seismic and other geological and geophysical costs, delay rentals and costs related to such activities. Employee costs associated with production and other operating activities and general corporate activities are expensed in the period incurred.
Capitalized costs are limited on a country-by-country basis (the ceiling test). The ceiling test limitation is calculated as the sum of the present value of future net cash flows related to estimated production of proved reserves, using end-of-the-current-period prices including the effect of derivative instruments that qualify as cash flow hedges, discounted at 10%, plus the lower of cost or estimated fair value of unproved properties, all net of expected income tax effects. Under the ceiling test, if the capitalized cost of the full cost pool, net of deferred taxes, exceeds the ceiling limitation, the excess is charged as an impairment expense.
We utilize a single cost center for each country where we have operations for amortization purposes. Any conveyances of properties are treated as adjustments to the cost of oil and gas properties with no gain or loss recognized unless the operations are suspended in the entire cost center or the conveyance is significant in nature.
Unproved property costs include the costs associated with unevaluated properties and properties under development and are not initially included in the full cost amortization base (where proved reserves exist) until the project is evaluated and include unproved leasehold acreage, seismic data, wells and production facilities in progress and wells pending determination, together with interest costs capitalized for these projects. Seismic data costs are associated with specific unevaluated properties where the seismic data is acquired for the purpose of evaluating acreage or trends covered by a leasehold interest owned by us. Significant unproved properties are assessed periodically for possible impairment or reduction in value. If a reduction in value has occurred, these property costs are considered impaired and are transferred to the related full cost pool. Geological and geophysical costs included in unproved properties are transferred to the full cost amortization base along with the associated leasehold costs on a specific project basis. Costs associated with wells in progress and wells pending determination are transferred to the amortization base once a determination is made whether or not proved reserves can be assigned to the property. Costs of dry holes are transferred to the amortization base immediately upon determination that the well is unsuccessful. Unproved properties whose acquisition costs are not individually significant are aggregated, the portion of such costs estimated to be ultimately nonproductive, based on experience, are amortized to the full cost pool over an average holding period.
In countries where the existence of proved reserves has not yet been determined, unevaluated property costs remain capitalized in unproved property cost centers until proved reserves have been established, exploration activities cease or impairment and reduction in value occurs. If exploration activities result in the establishment of a proved reserve base, amounts in the unproved property cost center are reclassified as proved properties and become subject to amortization and the application of the ceiling test. When it is determined that the value of unproved property costs have been permanently diminished in part or in

Endeavour International Corporation
Notes to Consolidated Financial Statements
whole and based on the impairment evaluation and future exploration plans, the unproved property cost centers related to the area of interest are impaired, and accumulated costs charged against earnings.
Other Property and Equipment
Other oil and gas assets, computer equipment and furniture and fixtures are recorded at cost, less accumulated depreciation. The assets are depreciated using the straight-line method over their estimated useful lives of two to five years.
Capitalized Interest
We capitalize interest on expenditures for significant exploration and development projects while activities are in progress to bring the assets to their intended use. Capitalized interest is calculated by multiplying our weighted-average interest rate on debt by the amount of qualifying costs and is limited to gross interest expense. As costs are transferred to the full cost pool, the associated capitalized interest is also transferred to the full cost pool. During 2005, we capitalized $0.8 million in interest.
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
During 2005, we determined that the intangible asset representing the purchase price allocation to the assembled workforce as a result of the NSNV Acquisition had a finite useful life. As a result, we are amortizing the carrying amount of the intangible asset over its estimated life of six years using the straight-line method.

Endeavour International Corporation
Notes to Consolidated Financial Statements
Dismantlement, Restoration and Environmental Costs
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
Revenue Recognition
We use the entitlements method to account for sales of gas production. We may receive more or less than our entitled share of production. Under the entitlements method, if we receive more than our entitled share of production, the imbalance is treated as a liability at the market price at the time the imbalance occurred. If we receive less than our entitled share, the imbalance is recorded as an asset at the lower of the current market price or the market price at the time the imbalance occurred. Oil revenues are recognized when production is sold to a purchaser at a fixed or determinable price, when delivery has occurred and title has transferred, if collectibility of the revenue is probable.
Significant Customers
Substantially all of our oil sales are to one customer, Statoil ASA, and substantially all of our gas and natural gas liquids sales are to one customer, Norsk Hydro.
Derivative Instruments and Hedging Activities
From time to time, we may utilize derivative financial instruments to hedge cash flows from operations or to hedge the fair value of financial instruments. We may use derivative financial instruments with respect to a portion of our oil and gas production to achieve a more predictable cash flow by reducing our exposure to price fluctuations. We may also use derivative financial instruments to reduce our exposure to changes in currency exchange rates. These transactions are likely to be swaps, collars or options and to be entered into with major financial institutions or commodities trading institutions. Derivative financial instruments are intended to reduce our exposure to declines in the market prices of crude oil and natural gas that we produce and sell, and to manage cash flows in support of our annual capital expenditure budget.
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

Endeavour International Corporation
Notes to Consolidated Financial Statements
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
Derivative instruments designated as cash flow hedges are reflected at fair value in our Consolidated Balance Sheets. Changes in fair value, to the extent the hedge is effective, are recognized in other comprehensive income until the forecasted transaction occurs. Hedge effectiveness is assessed at least quarterly based on total changes in the derivative’s fair value. Any ineffective portion of the derivative instrument’s change in fair value is recognized immediately in other (income) expense. Changes in the fair value of derivative instruments not designated as a hedge are recognized in the income statement.
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
Derivative financial instruments that hedge the price of oil and gas or currency exposure will be generally executed with major financial or commodities trading institutions which expose us to market and credit risks, and may at times be concentrated with certain counterparties or groups of counterparties. Although notional amounts are used to express the volume of these contracts, the amounts potentially subject to credit risk, in the event of non–performance by the counterparties, are substantially smaller. The creditworthiness of counterparties is subject to continuing review and full performance is anticipated.
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
Foreign Currency Translation
The U.S. dollar is the functional currency for all of our existing operations, as predominantly all revenue transactions in these operations are denominated in U.S. dollars. For foreign operations with the U.S. dollar as the functional currency, monetary assets and liabilities are remeasured into U.S. dollars at the exchange rate on the balance sheet date. Nonmonetary assets and liabilities are translated into U.S. dollars at historical exchange rates. Income and expense items are translated at exchange rates prevailing during each period. Adjustments are recognized currently as a component of foreign currency gain or loss and deferred income taxes. To the extent that business transactions are not denominated in U.S. dollars, we are exposed to foreign currency exchange rate risk. For the years ended December 31, 2005 and 2004, we had foreign currency (gains) losses of $(0.2) million and $0.3 million, respectively,

Endeavour International Corporation
Notes to Consolidated Financial Statements
included in other income and $(1.8) million and $0.5 million, respectively, included in income tax expense.
Financial Instruments
The carrying amounts reflected in the consolidated balance sheets for cash and equivalents, short-term receivables and short-term payables approximate their fair value due to the short maturity of the instruments. The carrying value of the investment in equity securities approximates fair value based on their market trading price. As of December 31, 2005, the fair value of our $81.25 million 6% senior convertible notes due 2012 was $76.4 million. The fair values of our outstanding notes were determined based upon quotes obtained from brokers. At December 31, 2004, the carrying amount of our bank debt approximated fair value because the interest rate is variable and reflective of market rates.
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
Stock-Based Compensation Arrangements
For periods prior to January 1, 2006, we accounted for stock–based compensation plans for employees and directors using the intrinsic value method. Under this method, we record no compensation expense for stock options granted when the exercise price of options granted is equal to or greater than the fair market value of our common stock on the date of grant. We apply the fair value method in accounting for stock-based grants to non-employees using the Black-Scholes Method.
During 2003 and before the NSNV Acquisition (see Note 3), 700,000 options were granted to then-current directors and 495,000 of these options remain outstanding at December 31, 2005. While all the options granted had an exercise price higher than the market value of the stock on the date of grant, a subsequent modification of these options by the predecessor board of directors has triggered variable accounting. We are required to record compensation expense if the modified option price is lower than the market price of the stock at the end of a reporting period until the options expire or are exercised. For the years ended December 31, 2005, 2004 and 2003, we recorded non-cash general and administrative expenses of $(0.6) million, $1.2 million and none, respectively, related to these options. The net loss for 2003 also includes stock-based compensation cost of $217,000 related to options and restricted stock granted to a then-current director.
Had compensation expense for the years ended December 31, 2005, 2004 and 2003 been determined under fair value provisions, our net loss and net loss per share would have been the following:

Endeavour International Corporation
Notes to Consolidated Financial Statements

(Amounts in thousands, except per share data)	Year Ended December 31,
	2005	2004	2003

Net loss to common stockholders, as reported	$(31,531)	$(23,797)	$(41,235)
Add:
Stock-based compensation expense as reported	4,091	6,360	—
Less:
Total stock-based compensation expense determined under fair-value-based method for all awards, net of tax	(5,676)	(6,503)	(826)

Pro forma net loss	$(33,116)	$(23,940)	$(42,061)

Loss per share:
Basic and diluted – as reported	$(0.42)	$(0.37)	$(1.18)

Basic and diluted – pro forma	$(0.44)	$(0.37)	$(1.20)

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

	2005	2004	2003

Risk free rate	3.8%	4.0%	1.63 — 3.84%
Expected years until exercise	5.0	5.0	3.0 - 5.0
Expected stock volatility	71%	31%	100%
Dividend yield	—	—	—

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
The common shares potentially issuable arising from these instruments, which were outstanding during the periods presented in the financial statements, consisted of:

Endeavour International Corporation
Notes to Consolidated Financial Statements

(Amounts in thousands)	December 31,
	2005	2004	2003

Options and stock-based compensation	1,796	1,093	1,025
Warrants	1,275	1,472	2,758
Convertible Debt	14,984	—	4,320

Common shares potentially issuable	18,055	2,565	8,103

Impairment of Loans
We impair loans based on the present value of expected future cash flows discounted at the loan’s effective interest rate or at the loan’s observable market price or the fair value of the collateral if the loan is collateral dependent. We used the fair value of the loan collateral to measure the impairment of the loans and ceased accruing interest income on the loans.
Recent Accounting Pronouncements
In December 2004, accounting standards were revised and now requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair values. The pro forma disclosures previously permitted will no longer be an alternative to financial statement recognition. The new accounting standard is effective for fiscal years beginning after June 15, 2005. The guidance also provides for classifying awards as either liabilities or equity, which impacts when and if the awards must be remeasured to fair value subsequent to the grant date. We adopted the new accounting standard effective January 1, 2006.
The impact of adoption on our reported results of operations for future periods will depend on the level of share-based payments granted in the future. However, had we adopted the revised accounting standards in prior periods, the impact of that standard would have approximated the impact as described in the disclosure of pro forma net income and net income per share in the table included in Stock-Based Compensation Arrangements above. Also, benefits of tax deductions in excess of recognized compensation costs to be reported as financing cash flow, rather than as an operating cash flow as required under current literature. This requirement will reduce net operating cash flows and increase net financing cash flows in periods after adoption. We believe this reclass will not have a material impact on our Consolidated Statements of Cash Flows.
In November 2005, accounting standards were revised to provide guidance for determining and measuring other-than-temporary impairments of debt and equity securities. The new guidance is effective for reporting periods beginning after December 15, 2005. At December 31, 2005, available-for-sale investments in our marketable securities had unrealized losses totaling $0.9 million which are recorded in Other Accumulated Comprehensive Income. We do not believe that the securities with unrealized losses as of December 31, 2005 currently meet the criteria for recognizing the loss under existing other-than-temporary guidance.

Endeavour International Corporation
Notes to Consolidated Financial Statements
Note 3 – Acquisitions and Dispositions
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
Acquisition of OER Oil AS
In November 2004, we purchased a 76.66% majority interest in OER Oil AS (“OER”), a privately held Norwegian exploration and production company based in Oslo, Norway (the “OER Majority Acquisition”). The purchase price of the OER Majority Acquisition was NOK (Norwegian kroner) 172.5 million, approximately $27.6 million, plus $0.8 million in professional expenses for legal and accounting services.
In January 2005, we purchased the remaining 23.34% minority interest, 1,299,772 shares, in OER for consideration of NOK 6.98 and 1.68 shares of our common stock per share of OER (the “OER Minority Acquisition”). The aggregate consideration paid was approximately US$ 1.4 million in cash and 2,183,617 shares of our common stock.
The consideration given for the OER acquisitions was allocated as follows:

	OER Majority	OER Minority
(Amounts in thousands)	Acquisition	Acquisition

Current assets	$8,099	$—
Property and equipment	34,032	(2,654)
Goodwill	20,119	7,676
Other assets	2,428	—
Current liabilities	(1,250)	16
Long-term debt, including current portion of long-term debt	(8,480)	—
Deferred tax liability	(16,646)	2,070
Other long-term liabilities	(6,720)	—
Minority interest	(3,224)	3,587

Consideration given	$28,358	$10,695

Endeavour International Corporation
Notes to Consolidated Financial Statements
The Restructuring
Simultaneous with the consummation of the NSNV Acquisition and an offering of $50 million in common stock discussed in Note 13, we restructured various financial and stockholder related items (the “Restructuring”). Specifically, we completed the following:
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
Sale of PHT Partners, L.P.
During the second quarter of 2005, we sold our 93.77% limited partnership and a 1% general partnership interest in PHT Partners, L.P. (“PHT”) for net cash proceeds of approximately $19 million. We recorded a gain on the sale of these interests of approximately $15 million.
Sale of Louisiana Shelf Partners, L.P.
During the second quarter of 2004, we sold all of our equity interest in Louisiana Shelf Partners, L.P. (“La. Shelf”) for $250,000 in cash and a $2 million contingent deferred payment that is payable from proceeds from production of drilling activities on the oil and gas leases held by La. Shelf. With the uncertainty of collection of the contingent deferred payment, no receivable was recorded at the time of the sale. In connection with the sale, we recorded a loss of $895,000 during the second quarter of 2004.
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

Endeavour International Corporation
Notes to Consolidated Financial Statements
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
Note 4 – Liquidity and Capital Resources
In the first quarter of 2005, we completed a private debt offering in which we raised gross proceeds of $81.25 million of convertible senior notes due 2012. The notes bear interest at a rate of 6.00% per annum and are convertible into shares of our common stock at an initial conversion rate of 199.2032 shares of common stock per $1,000 principal amount of notes, subject to adjustment, which is equal to an initial conversion price of approximately $5.02 per share. The purpose of the notes issuance was to fund expenditures to explore for and develop oil and gas properties, working capital and general corporate purposes, which may include future acquisitions of interests in oil and gas properties.
In December 2005, we also filed a shelf registration statement with the SEC. When it becomes effective, the registration statement will allow us to issue an aggregate of $300 million of securities including common stock, preferred stock, and senior and subordinated debt. We have no immediate plans to conduct any transactions under the registration statement but taking the action now provides financial flexibility for funding future exploratory success or other market opportunities.
Restricted Cash
Our Norwegian subsidiary maintains a restricted cash balance of approximately $2.3 million as collateral for a banker’s guarantee, adjusted for the Norwegian Consumer Price Index, associated with abandonment and dismantlement costs. Should the guarantee exceed the amount in the restricted cash account, including interest, we are required to deposit an amount sufficient for the security to make up 100% of the guarantee liability of the bank.

Endeavour International Corporation
Notes to Consolidated Financial Statements
Note 5 — Prepaid Expenses and Other Current Assets
Prepaid expenses and other current assets consisted of the following:

	December 31,
(Amounts in thousands)	2005	2004

Deferred seismic and other costs — PGS	$55	$2,498
Crude oil inventory	—	255
Prepaid insurance	933	252
Escrow account for turnkey drilling contract	1,341	—
Collateral account for derivative instruments	4,065	—
Other	1,676	809

	$8,070	$3,814

During the third quarter of 2005, we deposited $10.1 million in an escrow account as required by a drilling contract. The drilling contract requires an escrow account during the early stages of drilling as collateral for payment under the contract. We expect to pay the remaining $1.3 under the drilling contract during the first quarter of 2006, thereby relieving the escrow account.
The collateral account for derivative instruments represents margin calls on our oil swap. See Note 19.
Note 6 – Equity Interests in Entities with Oil and Gas Properties
The following table summarizes our interests in oil and gas non-public limited partnerships accounted for under the equity method of accounting as of December 31, 2004.

	December 31, 2004
		Excess of
		Carrying Value
(Amounts in thousands)	Carrying Value	Over Net Assets

APICO, LLC	$3,688	$86

The following table summarizes financial information for the limited partnerships accounted for under the equity method of accounting at December 31, 2004 and has been prepared from the financial statements of the respective entities:

Endeavour International Corporation
Notes to Consolidated Financial Statements

(Amounts in thousands)	December 31, 2004

Total Assets	$16,780

Total Liabilities	$29

	Year Ended December 31,
(Amounts in thousands)	2004	2003

Results of Operations:
Revenue	$—	$—
Loss from operations	$(956)	$(4,962)
Net Loss	$(956)	$(4,888)

APICO, LLC
In 2002, we entered into a limited partnership agreement with PHT Gas, LLC and formed PHT Partners, L.P. (“PHT”). We had a 93.77% limited partnership interest and a 100% interest in PHT Holding GP, LLC, which was the general partner of PHT and owned a 1% general partnership interest in PHT. Prior to February 26, 2004, PH Gas LLC was the general partner of PHT. PHT had a 21.08% interest in APICO, LLC (“APICO”), which in turn had a 35% interest in the Phu Horm licenses in Thailand.
In the second quarter of 2005, we sold all of our partnership interests in these entities to a private entity for net proceeds of approximately $19 million. We recorded a gain on the sale of these interests of approximately $15 million.
Louisiana Shelf Partners, L.P.
In 2002, we entered into a limited partnership agreement with LS Gas, LLC and formed Louisiana Shelf Partners, L.P. in which we were a limited partner with an approximate 25% interest and LS Gas, LLC was the general partner. As of December 31, 2003, La. Shelf acquired various geological and geophysical data and interests in oil, gas and mineral leases located in Louisiana. With the determination of the initial test well as a dry hole, management decided not to pursue additional exploration in Louisiana and all drilling and acquisition costs were written off during 2003.
As discussed earlier, we sold our interest in La. Shelf in 2004 and recorded a loss of $895,000.

Endeavour International Corporation
Notes to Consolidated Financial Statements
Note 7 — Property and Equipment
Property and equipment included the following:

	December 31,
(Amounts in thousands)	2005	2004

Oil and gas properties under the full cost method:
Subject to amortization	$50,424	$20,081
Not subject to amortization:
Acquired in 2005	15,785	—
Acquired in 2004	24,339	26,749

	90,548	46,830

Other oil and gas activities	4,875	4,875

Computers, furniture and fixtures	1,351	635

Total property and equipment	96,774	52,340

Accumulated depreciation, depletion and amortization	(37,690)	(2,112)

Net property and equipment	$59,084	$50,228

The costs not subject to amortization relate to unproved properties which are excluded from amortized capital costs until it is determined whether or not proved reserves can be assigned to such properties.
During 2005, we recorded $27.1 million in impairment of oil and gas properties related to four exploratory wells, Fiacre, Prometheus, Turnberry and Turriff. The impairment includes dry hole costs incurred at December 31, 2005 and certain other costs previously capitalized related to these prospects. One well was still in the progress of being abandoned at December 31, 2005, and we expect to incur additional costs of approximately $0.6 million in 2006 that will be expensed in the first quarter of 2006.

Endeavour International Corporation
Notes to Consolidated Financial Statements
Note 8 – Other Assets
Other long-term assets consisted of the following at December 31:

(Amounts in thousands)	2005	2004

Intangible assets – workforce in place:
Gross	$4,800	$4,800
Accumulated amortization	(333)	—

	4,467	4,800

Debt issuance costs	3,165	—
Long-term portion of PGS commitment (see Note 18)	—	2,000
Available-for-sale securities	960	1,320
Restricted cash	2,304	2,507
Other	118	—

	$11,014	$10,627

Intangible assets represent the purchase price allocated to the assembled workforce as a result of the acquisition of NSNV, Inc. Estimated amortization expense for the ensuing five years through December 31, 2010 is $0.8 million for each year.
Available-for-sale securities consist of the following:

(Amounts in thousands)	December 31, 2005			December 31, 2004
		Gross			Gross
		Unrealized	Fair		Unrealized	Fair
	Cost	Loss	Value	Cost	Loss	Value

Touchstone Shares	$1,848	$(888)	$960	$1,848	$(528)	$1,320

In 2003, we held convertible promissory notes of Touchstone Resources, Ltd. (“Touchstone Canada”), a Canadian Exchange listed company and the former parent company of Touchstone Resources USA, Inc., with a gross value of $3.6 million, detachable warrants to purchase approximately 1.1 million shares of Touchstone Canada common stock at an exercise price of $1.88 and detachable warrants to purchase approximately 2.0 million shares of Touchstone Canada common stock at an exercise price of $1.00. Management evaluated the collectibility of the convertible promissory notes of Touchstone Canada and believed that Touchstone Canada would not be able to repay the loans. Therefore, we measured and recorded an impairment charge of $1.8 million in 2003 on the loans and accrued interest. We also recognized a loss of $1.6 million in regards to the Touchstone warrants. The loans had a significant discount which reduced their carrying value. In connection with the impairment charge we stopped amortizing the loan discount and accruing interest as of the fourth quarter of 2002. Consequently, these loans and warrants had no carrying value at December 31, 2003 based on the fair market value of the underlying loan collateral.

Endeavour International Corporation
Notes to Consolidated Financial Statements
The president of Touchstone USA was the managing member of PHT Gas, LLC, which was the general partner of PHT Partners, LP as of December 31, 2003.
In May 2004, we received 1.2 million common shares of Touchstone Resources USA, Inc. (a public company trading on the OTC Bulletin Board) (the “Touchstone Shares”) in exchange for the convertible promissory notes of Touchstone Canada (the “Touchstone Exchange”). The net book value of the convertible promissory notes was zero; as such, we recorded a non-cash gain on the Touchstone Exchange of approximately $1.8 million, the market value of the Touchstone Shares on the date of the exchange. The Touchstone Shares reflected in these financial statements are deemed by management to be “available-for-sale” and, accordingly are reported at fair value, with unrealized gains and losses reported in other comprehensive income.
Note 9 — Income Taxes
The loss before income taxes and the components of the income tax expense recognized on the Consolidated Statement of Income are as follows:

	Year Ended December 31,
(Amounts in thousands)	2005	2004	2003

Loss before income taxes:
Domestic	$(2,945)	$(19,905)	$(36,829)
Foreign	(17,367)	(2,797)	—

	$(20,312)	$(22,702)	$(36,829)

Current Taxes:
Federal	$48	$—	$—
State	—	—	—
Foreign	7,770	—	—

Total current taxes	7,818	—	—

Deferred Taxes:
Federal	—	—	—
State	—	—	—
Foreign	3,243	670	—

Total deferred taxes	3,243	670	—

Income tax expenses	$11,061	$670	$—

During 2005 and 2004, we incurred taxes primarily on our Norwegian operations as substantially all revenues and operating income were derived from Norway. Our Norwegian operations had income before taxes of $14.1 million and $0.1 million for 2005 and 2004, respectively. For other tax jurisdictions, we did not record any income tax benefits as there was no assurance that we could generate

Endeavor International Corporation
Note to Consolidated Financial Statements
any taxable earnings, and therefore recorded valuation allowances on the full amount of deferred tax assets generated. Deferred income taxes result from the net tax effects of temporary timing differences between the carrying amounts of assets and liabilities reflected on the financial statements and the amounts recognized for income tax purposes. The tax effects of temporary differences that give rise to significant portions of deferred tax assets and liabilities are as follows at December 31:

(Amounts in thousands)	2005	2004

Deferred tax asset:
Deferred compensation	$2,833	$2,069
Asset retirement obligation	5,650	5,294
Litigation settlement	1,843	—
Net operating loss and capital loss carryforward	25,145	14,188
Uplift carryforward	1,079	1,057

Total deferred tax assets	36,550	22,608
Less valuation allowance	(27,073)	(10,129)

Total deferred tax assets after valuation allowance	9,477	12,479

Deferred tax liability:
Property, plant and equipment	(25,478)	(29,175)
Sale/leaseback	(950)	(1,316)
Other	(2,234)	—

Total deferred tax liabilities	(28,662)	(30,491)

Net deferred tax liability	$(19,185)	$(18,012)

During 2004, we recognized a deferred tax liability of approximately $3.3 million due to the excess of book over tax basis of the assets acquired in the NSNV Acquisition. We recognized a deferred tax liability of approximately $16.6 million due to the excess of book over tax basis of the assets acquired in the OER Acquisition.
At December 31, 2005, we had the following carryforwards available to reduce future income taxes:

(Amounts in thousands)
Types of Carryforward	Years of Expiration	Carryforward Amounts

Net operating loss – U.S. federal	2021 – 2025	$22,766
Minimum tax credit – U.S. federal	Indefinite	$48
Net operating loss – U.K.	Indefinite	$34,244
Uplift — Norway	Indefinite	$1,079

With the exception of $1.1 million of uplift carryforward attributable to our Norwegian subsidiary, the remaining carryforward amounts shown above have not been recognized for financial statement reporting purposes to reduce the deferred tax liability as a valuation allowance has been established.
For U.S. federal income tax purposes, certain limitations are imposed on an entity’s ability to utilize its NOLs in future periods if a change of control, as defined for federal income tax purposes, has taken place.

Endeavor International Corporation
Note to Consolidated Financial Statements
In general terms, the limitation on utilization of NOLs and other tax attributes during any one year is determined by the value of an acquired entity at the date of the change of control multiplied by the then-existing long-term, tax-exempt interest rate. The manner of determining an acquired entity’s value has not yet been addressed by the Internal Revenue Service. The Company has determined that, for federal income tax purposes, a change of control occurred during 2004. However, we do not believe such limitations will significantly impact our ability to utilize the NOLS; rather our ability to generate future taxable income will have such an impact.
Recognition of the benefits of the deferred tax assets will require that we generate future taxable income. There can be no assurance that we will generate any earnings or any specific level of earning in future years. Therefore, we have established a valuation allowance for deferred tax assets of approximately $27.1 million and $10.1 million as of December 31, 2005 and 2004, respectively. The valuation allowance increased $16.9 million during 2005 due primarily to net operating losses. The valuation allowance decreased during 2004 due to $5.5 million attributable to the exchange of non-core assets in the Restructuring, $3.3 million attributable to the deferred tax liability established in the NSNV acquisition, and increased by $4.2 million for 2004 net operating losses.
The following table presents the principal reasons for the difference between our effective tax rates and the United States federal statutory income tax rate of 35%.

(Amounts in thousands)	Year Ended December 31,
	2005	2004	2003

Federal income tax benefit at statutory rate	$(7,109)	$(7,946)	$(12,890)
State income tax benefit (net of effect of federal benefit)	—	—	(2,110)
Book deductions not deductible for income tax purposes	13	3,849	1,273
Taxation of foreign operations	6,191	633	—
Change in valuation allowance	11,966	4,134	13,727

Income Tax Expense	$11,061	$670	$—

Effective Income Tax Rate	(54)%	(3)%	0%

Endeavor International Corporation
Note to Consolidated Financial Statements
Note 10 — Accrued Expenses
We had the following accrued expenses outstanding:

(Amounts in thousands)	December 31,
	2005	2004

Accrued liabilities for certain stock-based compensation plans	$803	$1,188
Accrued capital expenditures and operating expenses	—	1,475
Accrued compensation	1,989	1,978
Accrued interest	2,234	—
Preferred dividends	486	329
Derivative liability	4,291	—
Foreign taxes payable	4,366	—
Litigation settlement accrual	5,265	—
Other	1,806	2,359

	$21,240	$7,329

Note 11 – Debt and Notes Payable
Our debt and notes payable consisted of the following:

	December 31,
(Amounts in thousands)	2005	2004

6% Senior notes, due 2012	$81,250	$—
Handelsbanken	—	4,276
Capitalized leases	—	130

	81,250	4,406
Less: current portion of capitalized leases	—	(118)
Less: current portion of debt	—	(2,138)

Long-term debt	$81,250	$2,150

6% Senior notes, due 2012
During the first quarter of 2005, we issued in a private offering $81.25 million aggregate principal amount of convertible senior notes due 2012. The notes bear interest at a rate of 6.00% per annum, payable in January and July. The notes are convertible into shares of our common stock at an initial conversion rate of 199.2032 shares of common stock per $1,000 principal amount of notes, subject to adjustment, which represents an initial conversion price of approximately $5.02 per share. In connection with the issuance of these notes, we paid $3.6 million in financing and other costs.

Endeavor International Corporation
Note to Consolidated Financial Statements
Handelsbanken
With the OER Acquisition, we acquired an outstanding debt agreement with Handelsbanken. At December 31, 2004, approximately $4 million was outstanding, and bore interest at the 6-month Norwegian Inter-Bank Offering Rate (NIBOR) plus 1.4%. The debt was fully repaid during 2005.
Note 12 — Other Liabilities
Other liabilities included the following:

	December 31,
(Amounts in thousands)	2005	2004

Asset retirement obligations	$6,740	$6,902
Long-term commitment to PGS (see Note 18)	—	2,000
Other	13	77

	$6,753	$8,979

Our asset retirement obligations relate to obligation of the plugging and abandonment of oil and gas properties. The asset retirement obligation is recorded at fair value and accretion expense, recognized over the life of the property, increases the liability to its expected settlement value. If the fair value of the estimated asset retirement obligation changes, an adjustment is recorded for both the asset retirement obligation and the asset retirement cost. The following table provides a rollforward of the asset retirement obligations for the year ended December 31, 2005 and 2004:

	December 31,
(Amounts in thousands)	2005	2004

Carrying amount of asset retirement obligations as of beginning of year	$6,902	$—
Liabilities incurred	—	6,658
Accretion expense	542	57
Impact of foreign currency exchange rate changes	(704)	187

Carrying amount of asset retirement obligations as of end of year	$6,740	$6,902

Endeavor International Corporation
Note to Consolidated Financial Statements
Note 13 — Stockholders’ Equity
The activity in shares of our common and preferred stock during 2005, 2004 and 2003 included the following:

(Amounts in thousands)	Year Ended December 31,
	2005	2004	2003

Common Stock:
Outstanding at the beginning of the year	69,995	37,145	32,718
Issuance of common stock in the Offering	—	25,000	—
Issuance of common stock in the NSNV Acquisition	—	12,675	—
Issuance of common stock in the OER Acquisition	2,184	—	—
Other issuances	2,548	4,462	4,427
Repurchases of common stock	—	(14,098)	—
Conversion of notes payable	—	1,402	—
Conversion of preferred stock	—	2,809	—
Exercise of warrants and stock options	762	600	—

Outstanding at the end of the year	75,489	69,995	37,145

Series A Preferred Stock:
Outstanding at the beginning of the year	—	4,091	4,091
Transfer of non-core assets	—	(4,091)	—

Outstanding at the end of the year	—	—	4,091

Series B Preferred Stock:
Outstanding at the beginning of the year	20	143	143
Repurchases of preferred stock	—	(103)
Transfer of non-core assets	—	(20)	—

Outstanding at the end of the year	20	20	143

Series C Preferred Stock:
Outstanding at the beginning of the year	—	478	—
Issuances of preferred stock	—	—	478
Conversion to common stock	—	(478)	—

Outstanding at the end of the year	—	—	478

Common Stock
The Common Stock is $0.001 par value common stock, 150,000,000 shares authorized.
In May 2003, we issued to the former Class B member of BWP and its designee (consisting of creditors and consultants of BWP) 3.3 million shares of common stock and 1.7 million warrants at an exercise

Endeavor International Corporation
Note to Consolidated Financial Statements
price of $2.00 per share expiring in three years as consideration for its purchase of the 100% of the Class B Membership in BWP.
We entered into two securities purchase agreements with RAM during 2003. In connection with these agreements, we issued 950,000 shares of our common stock to RAM in consideration of proceeds of $1.3 million.
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
During 2003, we entered into a security purchase agreements with RAM Trading, Ltd. (“RAM”), whereby RAM purchased 150,000 shares of our common stock and seven of our 25.25 limited partnership units in Louisiana Shelf Partners, L.P. and 835,000 shares of our common stock and 10 of our 99 limited partnership units in Knox Miss Partners, L.P. The total purchase price of these transactions was $2.2 million, of which $0.6 million was allocated to the sale of the common stock with the remaining amount treated as a deferred equity option.
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
In February 2004, we issued a private placement offering of 125,000 shares of our common stock, $.001 par value per share at $2.00 per share.
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
Effective September 17, 2004, we registered for resale approximately 40 million shares of our common stock that were previously issued to numerous stockholders in the Offering or were required to be registered upon registration of the Offering shares. We did not and will not receive any proceeds from the registration of these shares of our common stock.

Endeavor International Corporation
Note to Consolidated Financial Statements
In March 2004, as consideration for services rendered in connection with the purchase of the shares of common stock and Series B Preferred stock from RAM, we issued to an unrelated party 300,000 shares of our common stock.
In August 2005, we issued inducement grants of 400,000 shares of Endeavour restricted common stock and options to purchase 400,000 shares of our common stock at an exercise price of $5.02 per share, the closing sales price of our common stock as of the commencement of the employment of our executive vice president and chief financial officer. These shares of common stock and options vest one-third on each of the first three anniversary dates of the date of grant, and any options that remain unexercised on the fifth anniversary of the grant date expire.
Series A Preferred Stock
The Series A Preferred Stock was to pay dividends of 8% of the original issuing price per share per annum, which were cumulative prior to any dividends on the common stock or any series of stock to be created. All shares of our Series A Preferred Stock were included in the exchange of non-core assets in the Restructuring.
Series B Preferred Stock
In September 2002, the Company authorized and designated 500,000 shares of Preferred Stock, as Series B Preferred Stock par value $.001 per share.
The Series B Preferred Stock is to pay dividends of 8% of the original issuing price per share per annum, which are cumulative prior to any dividends on the common stock and on parity with the payment of any dividend or other distribution on any other series of preferred stock that has similar characteristics. The holders of each share of Series B Preferred Stock are entitled to be paid out of available funds prior to any distributions to holders of common stock in the amount of $100.00 per outstanding share plus all accrued dividends. We may, upon approval of our Board, redeem all or a portion of the outstanding shares of Series B preferred stock at a cost of the liquidation preference and all accrued and unpaid dividends.
As part of the Restructuring, the majority of shares of our Series B Preferred Stock were repurchased or included in the exchange of non-core assets.
Series C Convertible Preferred Stock
The Series C Preferred Stock was to pay dividends of 6% of the original issue price per share per annum, which were cumulative prior to any dividends on the common stock and on parity with the payment of any dividend or other distribution on any other series of preferred stock that has similar characteristics.
Between May and July 2003, we sold 477,500 shares of Series C Convertible Preferred Stock in a private placement for $10.00 per share. We recorded $0.3 million in offering costs related to this offering. Since our common stock price exceeded the initial conversion price of the Series C Preferred Stock, there was a beneficial conversion feature recorded as a preferred stock dividend in the amount of $2.8 million as of December 31, 2003.

Endeavor International Corporation
Note to Consolidated Financial Statements
In February 2004, our Series C Preferred shareholders converted all of their 477,500 shares of Series C Preferred Stock into 2.8 million shares of our common stock in the Restructuring.
Stock Warrants
We have the following outstanding warrants to purchase our common stock at December 31, 2005 and 2004:

(Amounts in
thousands, except
per share data)	December 31, 2005		December 31, 2004
Expiration Date	Exercise Price	Shares	Exercise Price	Shares

February 2005	—	—	$2.25	200
October 2005	—	—	$2.00	233
May 2006	$2.00	1,538	$2.00	1,550
October 2006	$2.00	50	$2.00	50
February 2009	$2.00	700	$2.00	700
April 2012	$2.00	90	$2.00	125

		2,378		2,858

All warrants are currently exercisable. During 2004, 282,500 warrants with an exercise price of $5.00 and 425,000 warrants with an exercise price of $1.60 were repriced to an exercise price of $2.00. During 2004, 200,000 warrants with an exercise price of $2.25 per share and 400,000 warrants with an exercise price of $2.00 per share were exercised. During 2005, 200,000 warrants with an exercise price of $2.25 per share and 279,405 warrants with an exercise price of $2.00 per share were exercised.
The weighted average grant-date fair value of warrants granted during 2004 was $2.19.
Stock Options
Information relating to stock options outstanding at December 31, 2005 is summarized as follows:

(Amounts in
thousands, except
per share data)	Options Outstanding			Options Exercisable
		Weighted Average	Weighted Average		Weighted Average
Range of Exercise	Number of Options	Remaining	Exercise Price Per	Number	Exercise Price Per
Prices	Outstanding	Contractual Life	Share	Exercisable	Share

$2.00 - $2.99	2,278	2.9	$2.07	1,683	$2.09
$3.00 - $3.99	496	3.0	3.29	305	3.04
Greater than $4.00	1,513	4.2	4.45	—	—

	4,287	3.4	$3.05	1,988	$2.23

Endeavor International Corporation
Note to Consolidated Financial Statements
Information relating to stock options is summarized as follows:

(Amounts in
thousands, except
per share data)	2005		2004		2003
		Weighted Average		Weighted Average		Weighted Average
		Exercise Price per		Exercise Price per		Exercise Price per
	Number of Shares	Share	Number of Shares	Share	Number of Shares	Share

Balance outstanding – beginning of year	2,878	$2.24	1,025	$2.76	500	$5.00
Granted	1,699	$4.37	1,903	$2.03	525	$3.19
Exercised	(230)	$2.88	—	—	—	—
Forfeited	(60)	$2.37	—	—	—	—
Expired	—	—	(50)	$5.00	—	—

Balance outstanding – end of year	4,287	$3.05	2,878	$2.24	1,025	$2.76

The weighted average grant-date fair value of options granted during 2005, 2004 and 2003 was $2.71, $1.50 and $0.70, respectively.
The 1.3 million and 1.9 million options granted during 2005 and 2004, respectively, were granted pursuant to our 2004 Stock Incentive Plan which has been approved by our shareholders. All other stock options have been granted pursuant to stock option plans that were not subject to shareholder approval.
Note 14 — Related Party Transactions
During July and August 2003, FEQ Investments, Inc. (“FEQ”) paid $305,000 of its outstanding subscription agreement. As of December 31, 2003, $175,000 remained outstanding along with accrued interest. The subscription receivable was included in the exchange of non-core assets in the Restructuring.
During January and May 2003, we borrowed $0.3 million from SPH Investments, Inc. and issued various 10% demand notes. In January 2003, we borrowed $0.1 million from SPH Investments, Inc. Profit Sharing Plan and issued a 10% demand note. Each of these notes, plus accrued interest, was repaid by December 31, 2003.
In 2003, the Company relied upon Touchstone Resources USA, Inc. to provide it with additional reserve assessment analysis and engineering services in connection with the exploration and development of its prospects. The president of Touchstone Resources USA, Inc. was the managing member of PHT Gas, LLC, which was the general partner of PHT Partners, LP as of December 31, 2003.

Endeavor International Corporation
Note to Consolidated Financial Statements
In January 2003, La. Shelf loaned FEQ (the former managing member of PHT Gas, LLC) $1,220,000 and received a 10% promissory note. As of December 31, 2003, principal in the amount of $5,000 remained outstanding along with in accrued interest. In the fourth quarter of 2003, La. Shelf loaned an additional $125,000 to FEQ which was outstanding at December 2003. The loans by La. Shelf were included in our sale of La. Shelf during 2004.
During third quarter 2004, we executed a sublease for office space with Reliant Energy Corporate Services, LLC through March 31, 2008. One of our Co-Chief Executive Officers is a member of Board of Directors of the parent company of Reliant Energy Corporate Services, LLC. See Note 16.
In December 2004, we entered into a contract with GX Technology whereby GX Technology would provide seismic data analysis for approximately $0.3 million, which was paid during 2005. One of our co-Chief Executive Officers is a member of the Board of Directors of Input/Output Inc., the parent company of GX Technology.
Note 15 — Supplementary Cash Flow Disclosures
Cash paid during the period for interest and income taxes was as follows:

(Amounts in thousands)	Year Ended December 31,
	2005	2004	2003

Interest paid	$2,340	$130	$210

Income taxes paid	$3,206	$—	$—

Non-Cash Investing and Financing Transactions
We recorded a reduction in the amount of the unrealized loss on the investment in marketable securities of $0.5 million for the year ended December 31, 2003.
We recorded discounts on the Trident note payable of $0.6 million due to the value of attached warrants and the beneficial conversion feature on the promissory note in 2003.
We recorded $0.2 million, $0.4 million and $1.6 million in dividends in 2005, 2004 and 2003, respectively.
We recorded a dividend in the amount of $2.8 million related to the beneficial conversion feature included in the Series C preferred stock issued in 2003.
We issued common stock and warrants to acquire our interest in BWP in 2003.
In 2003, we recorded $0.2 million as the value of the warrants granted to two lenders for the extension of the maturity dates of the loans from those lenders.

Endeavor International Corporation
Note to Consolidated Financial Statements
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
In 2005, we completed the OER Minority Acquisition with the aggregate consideration paid in approximately US$ 1.4 million in cash and 2,183,617 shares of our common stock.
Note 16 — Leases
Operating Leases
During third quarter 2004, we executed a sublease for office space with Reliant Energy Corporate Services, LLC through March 31, 2008. Lease payments are expected to be approximately $180,000 for each of the years ended December 31, 2006 and 2007, and $45,000 for the year ended December 31, 2008. In addition, we have leases for office space and equipment with lease payments of $0.7 million, $0.5 million and $0.3 million for the years ended December 31, 2006, 2007 and 2008, respectively.
Note 17 — Comprehensive Loss
The following summarizes the components of comprehensive loss:

Endeavor International Corporation
Note to Consolidated Financial Statements

(Amounts in thousands)	Year Ended December 31,
	2005	2004	2003

Net loss	$(31,373)	$(23,372)	$(36,829)

Related to derivative instruments:
Unrealized loss	(5,672)	—	—
Reclassification adjustment for loss realized in net loss above	1,982	—	—

Related to marketable securities:
Unrealized loss	(360)	(528)	(465)
Reclassification adjustment for loss realized in net loss above	—	282	976

Unrealized gain (loss), net	(4,050)	(246)	511

Comprehensive loss	$(35,423)	$(23,618)	$(36,318)

The components of accumulated other comprehensive income are:

(Amounts in thousands)	December 31,
	2005	2004	2003

Related to derivative instruments:
Balance at beginning of year	$—	$—	$—
Change during the year	(3,690)	—	—

Balance at end of year	(3,690)	—	—

Related to marketable securities:
Balance at beginning of year	(528)	(489)	(1,000)
Change during the year	(360)	(39)	511

Balance at end of year	(888)	(528)	(489)

Accumulated comprehensive loss	$(4,578)	$(528)	$(489)

Note 18 — Commitments and Contingencies
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

Endeavor International Corporation
Note to Consolidated Financial Statements
In addition, Handelsbanken has provided a guarantee of approximately $2.3 million on our behalf to the operator of the Brage and Njord fields and the Norwegian Ministry of Petroleum and Energy for the abandonment and decommissioning costs for these fields.
PGS Commitment
On December 16, 2003, NSNV and PGS entered into an agreement where, in exchange for certain consideration including, among other things, 18.5% of the outstanding stock of NSNV and a three-year product and service commitment, PGS agreed to grant NSNV the right to use 79,200 square kilometers of 3-D seismic and related data in the North Sea region. Under the agreement, we are required to purchase products and services from PGS, or affiliates, that have an aggregate invoice value of at least $4.5 million over a period of three years ending on December 15, 2006. Our commitment remaining at December 31, 2005 is $0.1 million. We have entered into agreements with PGS for seismic data which will fulfill our commitments in 2006.
Rig Commitments
In the UK, we have a commitment for drilling services with a semi-submersible drilling rig, for two wells in the last half of 2006 for approximately $13.5 million. Subsequent to yearend, we joined with several other operators in the Norwegian Continental Shelf to form a consortium that has entered into a contract for the use of a drilling rig for a three-year period beginning the second half of 2006. The agreement allows us to move forward with our exploration program in Norway and fulfill our role as an operator of Norwegian licenses. The contract commits us to 100 days (for two wells) of drilling services, for approximately $37.8 million, between late 2007 and 2008 conducted by Bredford Dolphin, a semi-submersible drilling rig.
Legal Proceeding
In March 2004, the GHK Company, LLC, GHK/Potato Hills Limited Partnership, and Brian F. Egolf (collectively “Plaintiffs”) commenced an action against Endeavour International Corporation (“Endeavour”), f/k/a Continental Southern Resources, Inc., as well as certain other entities in state court in Oklahoma City, Oklahoma. During the fourth quarter of 2005, we recorded $5.3 million in litigation settlement expense to reflect the settlement of the litigation between Endeavour and the Plaintiffs on January 25, 2006. The settlement provided for the issuance of 1.5 million shares of our common stock and the granting of certain registration rights.
Note 19 – Derivative Financial Instruments
In January 2005, we entered into an oil commodity swap where we pay market IPE Brent and receive a fixed price that ranges from $46.20 per barrel in the initial month to $40.00 per barrel at the end of the contract. The contract covers 600 barrels per day from February 2005 through December 2006. During 2005, we realized $2.3 million as a reduction to revenue related to settlements for this contract. We did not exclude any component of the hedging instrument’s gain or loss when assessing effectiveness.

Endeavor International Corporation
Note to Consolidated Financial Statements
At December 31, 2005, the net deferred loss related to this swap agreement recognized in accumulated other comprehensive income was $3.7 million, net of tax, all of which will be transferred out of accumulated other comprehensive income and recognized within earnings over the next 12 months.
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
Note 20 – Segment and Geographic Information
We have determined we have one reportable operating segment being the acquisition, exploration and development of natural gas and oil properties. Our operations are conducted in geographic segments as follows:

(Amounts in thousands)	2005		2004		2003
	Revenue	Long-lived Assets	Revenue	Long-lived Assets	Revenue	Long-lived Assets

United States	$—	$11,298	$8	$32,846	$27	$7,569
United Kingdom	—	16,381	—	8,918	—	—
Norway	38,656	68,620	3,655	39,210	—	—
The Netherlands	—	1,594
Thailand	—	—	—	3,688	—	1,693

	$38,656	$97,893	$3,663	$84,662	$27	$9,262

Endeavor International Corporation
Note to Consolidated Financial Statements
Note 21 – Quarterly Financial Data

(Amounts in thousands, except per share data)
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter

	2005
Revenues	$7,703	$9,091	$10,852	$11,010
Operating expenses	8,865	9,574	20,092	28,214
Loss from operations	(1,162)	(483)	(9,240)	(17,204)
Net income (loss) to common stockholders	(2,692)	11,218	(14,461)	(25,596)
Net income (loss) per common share – basic	(0.04)	0.15	(0.19)	(0.34)
Net income (loss) per common share – diluted	(0.04)	0.13	(0.19)	(0.34)

	2004
Revenues	$8	$—	$—	$3,655
Operating expenses	2,723	3,403	4,130	8,899
Loss from operations	(2,715)	(3,403)	(4,130)	(5,245)
Net loss to common stockholders	(12,924)	(2,326)	(4,026)	(4,520)
Net loss per common share – basic and diluted	(0.26)	(0.03)	(0.06)	(0.06)
Note 22 — Supplemental Oil and Gas Disclosures — Unaudited

Capitalized Costs Relating to Oil and Gas Producing Activities
(Amounts in thousands)	United Kingdom	Norway	United States	Thailand	The Netherlands	Total

December 31, 2005:
Proved	$—	$23,308	$—	$—	$—	$23,308
Unproved	43,101	22,545	—	—	1,594	67,240

Total capitalized costs	43,101	45,853	—	—	1,594	90,548

Accumulated depreciation, depletion and amortization	(27,116)	(7,662)	—	—	—	(34,778)

Net capitalized costs	$15,985	$38,191	$—	$—	$1,594	$55,770

Endeavor International Corporation
Note to Consolidated Financial Statements

Capitalized Costs Relating to Oil and Gas Producing Activities
(Amounts in thousands)	United Kingdom	Norway	United States	Thailand	The Netherlands	Total

December 31, 2004:
Proved	$—	$20,081	$—	$—	$—	$20,081
Unproved	8,769	17,523	—	309	148	26,749

Total capitalized costs	8,769	37,604	—	309	148	46,830

Accumulated depreciation, depletion and amortization	—	(901)	—	—	—	(901)

Net capitalized costs	$8,769	$36,703	$—	$309	$148	$45,929

Equity Method Investees for the year ended December 31,:
2004	$—	$—	$—	$3,532	$—	$3,532

Costs Incurred in Oil and Gas Property Acquisition, Exploration and Development Activities
(Amounts in thousands)	United Kingdom	Norway	United States	Thailand	The Netherlands	Total

Year Ended December 31, 2005:
Acquisition costs:
Proved	$—	$(2,151)	$—	$—	$—	$(2,151)
Unproved	—	(503)	—	—	—	(503)
Exploration costs	34,332	7,626	—	—	1,446	43,404
Development costs	—	3,277	—	—	—	3,277

Total costs incurred	$34,332	$8,249	$—	$—	$1,446	$44,027

Year Ended December 31, 2004:
Acquisition costs:
Proved	$—	$19,210	$—	$—	$—	$19,210
Unproved	4,534	14,822	—	—	—	19,356
Exploration costs	4,235	2,700	—	309	148	7,392
Development costs	—	872	—	—	—	872

Total costs incurred	$8,769	$37,604	$—	$309	$148	$46,830

Endeavor International Corporation
Note to Consolidated Financial Statements

Costs Incurred in Oil and Gas Property Acquisition, Exploration and Development Activities
(Amounts in thousands)	United Kingdom	Norway	United States	Thailand		The Netherlands	Total

Year Ended December 31, 2003:
Acquisition costs:
Proved	$—	$—	$—		$—	$—		$—
Unproved	—	—	11,962		—	—		11,962
Exploration costs	—	—	2,118		—	—		2,118
Development costs	—	—	—		—	—		—

Total costs incurred	$—	$—	$14,080		$—	$—		$14,080

Equity Method Investees for the year ended December 31,:
2005	$—	$—	$–	$		$—	$
2004	$—	$—	$–		$2,127	$—		$2,127
2003	$—	$—	$8,758		$643	$—		$9,401

Acquisition costs of $(2.7) million during 2005 represent the OER Minority Acquisition which also resulted in an increase in goodwill and a decrease to deferred taxes (see Note 3).

Endeavour International Corporation
Notes to Consolidated Financial Statements

Results of Operations for Oil and Gas Producing Activities
	United				The
(Amounts in thousands)	Kingdom	Norway	United States	Thailand	Netherlands	Total

Year Ended December 31, 2005:
Revenues	$—	$38,656	$—	$—	$—	$38,656
Production expenses	—	11,990	—	—	—	11,990
DD&A	—	7,377	—	—	—	7,377
Impairment of oil and gas properties	27,116	—	—	—	—	27,116
Income tax expense	—	15,046	—	—	—	15,046

Results of activities	$(27,116)	$4,243	$—	$—	$—	$(22,873)

Year Ended December 31, 2004:
Revenues	$—	$3,655	$8	$—	$—	$3,663
Production expenses	—	2,064	1	—	—	2,065
DD&A	—	901	2	—	—	903
Income tax expense	—	538	—	—	—	538

Results of activities	$—	$152	$5	$—	$—	$157

Year Ended December 31, 2003:
Revenues	$—	$—	$27	$—	$—	$27
Production expenses	—	—	6	—	—	6
DD&A	—	—	1,497	—	—	1,497
Impairment of oil and gas properties	—	—	25,168	—	—	25,168
Income tax expense	—	—	—	—	—	—

Results of activities	$—	$—	$(26,644)	$—	$—	$(26,644)

Equity Method Investees for the year ended December 31,:
2005	$—	$—	$–	$—	$—	$—

2004	$—	$—	$–	$(201)	$—	$(201)

2003	$—	$—	$(1,123)	$(85)	$—	$(1,208)

Oil and Gas Reserves
Proved reserves are estimated quantities of oil, gas and natural gas liquids that geological and engineering data demonstrate with reasonable certainty to be recoverable in future years from known reservoirs under existing economic and operating conditions. Proved developed reserves are proved reserves that can reasonably be expected to be recovered through existing wells with existing equipment and operating methods. The reserve volumes presented are estimates only and should not be construed as being exact quantities. These reserves may or may not be recovered and may increase or decrease as a result of our future operations and changes in economic conditions. Our oil and gas reserves were audited by independent reserve engineers.

Endeavour International Corporation
Notes to Consolidated Financial Statements

	Year Ended December 31,
	2005	2004	2004	2004	2003
		United			United
	Norway	States	Norway	Total	States

Proved Oil Reserves (MBbls):
Proved reserves, beginning of year	1,543	—	—	—	—
Purchase of proved reserves, in place	—	—	1,634	1,634	—
Production	(726)	—	(91)	(91)	—
Sales of reserves, in place	—	—	—	—	—
Extensions and discoveries	—	—	—	—	—
Revisions of previous estimates	347	—	—	—	—

Proved reserves, end of year	1,164	—	1,543	1,543	—

Proved Gas Reserves (MMcf):
Proved reserves, beginning of year	6,725	52	—	52	—
Purchase of proved reserves, in place	—	—	6,740	6,740	60
Production	(184)	(2)	(15)	(17)	(8)
Sales of reserves, in place	—	(50)	—	(50)	—
Extensions and discoveries	—	—	—	—	—
Revisions of previous estimates	(244)	—	—	—	—

Proved reserves, end of year	6,297	—	6,725	6,725	52

Proved Reserves (MBOE):
Proved reserves, beginning of year	2,664	9	—	9	—
Purchase of proved reserves, in place	—	—	2,757	2,757	10
Production	(756)	(1)	(93)	(94)	(1)
Sales of reserves, in place	—	(8)	—	(8)	—
Extensions and discoveries	—	—	—	—	—
Revisions of previous estimates	306	—	—	—	—

Proved reserves, end of year	2,214	—	2,664	2,664	9

Proved Developed Oil Reserves (MBbls)	816	—	1,094	1,094	—

Proved Developed Gas Reserves (MMcf)	33	—	123	123	52

Proved Developed Reserves (MBOE)	822	—	1,115	1,115	9

Our reserves in Norway were acquired in the OER Acquisition and include 622 MBOE at December 31, 2004 associated with the minority interest in OER. We purchased the remaining minority interests in OER in 2005.

Endeavour International Corporation
Notes to Consolidated Financial Statements

	Year Ended December 31,
	2005	2004	2003

Equity in proved reserves of equity method investees:
Gas (MMcf)	—	25,006	—
Natural gas liquids (MBbls)	—	75	—
Proved Reserves (MBOE)	—	4,243	—

All our equity interest in proved reserves of equity method investee relate to our interests in Thailand includes 243 MBOE at December 31, 2004 held by the minority interest of approximately 5%. There were no proved, developed reserves associated with our equity method investees in Thailand. We sold all of our interests in our equity method investee in Thailand during 2005.
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

Endeavour International Corporation
Notes to Consolidated Financial Statements

Standardized Measure of Discounted Future Net Cash Flows
(Amounts in thousands)	December 31,
	2005	2004
	Norway	Norway	Thailand	Total

Future cash inflows	$137,637	$89,073	$—	$89,073
Future production costs	(49,514)	(42,715)	—	(42,715)
Future development costs	(17,922)	(21,192)	—	(21,192)
Future income tax expense	(48,762)	(12,086)	—	(12,086)

Future net cash flows (undiscounted)	21,439	13,080	—	13,080

Annual discount of 10% for estimated timing	2,914	2,815	—	2,815

Standardized measure of future net cash flows	$18,525	$10,265	$—	$10,265

Equity Method Investees	$—	$—	$15,251	$15,251

Principal Sources of Change in the Standardized Measure of Discounted Future Net Cash Flows
(Amounts in thousands)	Year Ended December 31,
	2005	2004	2003

Standardized measure, beginning of period	$10,265	$71	$—
Net changes in prices and production costs	44,166	1,581	—
Future development costs	3,277	871	—
Revisions of previous quantity estimates	9,502	—	—
Extension of reservoir		—	—
Sale of reserves in place	—	(71)	—
Accretion of discount	1,963	—	—
Changes in income taxes, net	(26,876)	1,063	—
Sale of oil and gas produced, net of production costs	(26,667)	(1,591)	—
Purchased reserves	—	10,498	71
Change in estimated future development costs, production, timing and other	2,895	(2,157)	—

Standardized measure, end of period	$18,525	$10,265	$71

Equity Method Investees	$—	$15,251	$—

Endeavour International Corporation
Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.
None.
Item 9A. Controls and Procedures.
Evaluation of Disclosure Controls and Procedures
Under the supervision and with the participation of our management, including our co-executive officers (“Co-CEOs”), Chief Financial Officer and our Chief Accounting Officer, we evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2005. Based on that evaluation our Co-CEOs, Chief Financial Officer and our Chief Accounting Officer concluded that our disclosure controls and procedures are effective to ensure that information we are required to disclose in our reports filed or submitted under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.
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
Our management assessed the effectiveness of our internal controls over financial reporting as of December 31, 2005. In making this assessment, our management used the criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on our assessment, our internal controls over financial reporting were effective as of December 31, 2005.
KPMG LLP, an independent registered public accounting firm, audited management’s assessment of the effectiveness of internal control over financial reporting and issued the attestation report set forth on the following page.
Changes in Internal Control over Financial Reporting
There were no changes in our internal controls over financial reporting during the quarterly period ended December 31, 2005 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Endeavour International Corporation
Report of Independent Registered Public Accounting Firm
The Board of Directors and Stockholders
Endeavour International Corporation:
We have audited management’s assessment, included in the accompanying Management’s Assessment on Internal Controls Over Financial Reporting, that Endeavour International Corporation maintained effective internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Endeavour International Corporation’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.
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
In our opinion, management’s assessment that Endeavour International Corporation maintained effective internal control over financial reporting as of December 31, 2005, is fairly stated, in all material respects, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Also, in our opinion, Endeavour International Corporation maintained, in all material respects, effective internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

Endeavour International Corporation
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Endeavour International Corporation and subsidiaries as of December 31, 2005 and 2004, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the years in the two-year period ended December 31, 2005, and our report dated March 8, 2006 expressed an unqualified opinion on those consolidated financial statements.
KPMG LLP
Houston, Texas
March 8, 2006

Endeavour International Corporation
Item 9B. Other Information
None.
Part III
Item 10. Directors and Executive Officers of the Registrant
Our Definitive Proxy Statement for our 2006 Annual Meeting of Stockholders, when filed pursuant to Regulation 14A under the Securities Exchange Act of 1934, will be incorporated by reference into this annual report on Form 10-K pursuant to General Instruction G(3) of Form 10-K and will provide the information required under Part III, Item 10.
Item 11. Executive Compensation
Our Definitive Proxy Statement for our 2006 Annual Meeting of Stockholders, when filed pursuant to Regulation 14A under the Securities Exchange Act of 1934, will be incorporated by reference into this annual report on Form 10-K pursuant to General Instruction G(3) of Form 10-K and will provide the information required under Part III, Item 11.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
Our Definitive Proxy Statement for our 2006 Annual Meeting of Stockholders, when filed pursuant to Regulation 14A under the Securities Exchange Act of 1934, will be incorporated by reference into this annual report on Form 10-K pursuant to General Instruction G(3) of Form 10-K and will provide the information required under Part III, Item 12.
Item 13. Certain Relationships and Related Transactions
Our Definitive Proxy Statement for our 2006 Annual Meeting of Stockholders, when filed pursuant to Regulation 14A under the Securities Exchange Act of 1934, will be incorporated by reference into this annual report on Form 10-K pursuant to General Instruction G(3) of Form 10-K and will provide the information required under Part III, Item 13.

Endeavour International Corporation
Item 14. Principal Accounting Fees and Services
Our Definitive Proxy Statement for our 2006 Annual Meeting of Stockholders, when filed pursuant to Regulation 14A under the Securities Exchange Act of 1934, will be incorporated by reference into this annual report on Form 10-K pursuant to General Instruction G(3) of Form 10-K and will provide the information required under Part III, Item 14.
Part IV
Item 15. Exhibits and Financial Statement Schedules
(a) (1) and (2) Financial Statements and Financial Statement Schedules
See our consolidated financial statements included in Item 8 above.
(a) (3) Exhibits.
See “Index of Exhibits” below which lists the documents filed as exhibits herewith.
(b) Exhibits.
See “Index of Exhibits” below which lists the documents filed as exhibits herewith.

Endeavour International Corporation
SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
Endeavour International Corporation

By:	/s/ William L. Transier	/s/ John N. Seitz

	William L. Transier	John N. Seitz
	Co-Chief Executive Officer	Co-Chief Executive Officer
Date: March 10, 2006
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature		Title	Date

By:	/s/ William L. Transier	Co-Chief Executive Officer and Director (Co-Principal Executive Officer)	March 10, 2006

William L. Transier

By:	/s/ John N. Seitz	Co-Chief Executive Officer and Director (Co-Principal Executive Officer)	March 10, 2006

John N. Seitz

By:	/s/ John B. Connally III	Director	March 10, 2006

John B. Connally III

By:	/s/ Barry J. Galt	Director	March 10, 2006

Barry J. Galt

By:	/s/ Nancy K. Quinn	Director	March 10, 2006

Nancy K. Quinn

By:	/s/ Lance Gilliland	Chief Financial Officer (Principal Financial Officer)	March 10, 2006

Lance Gilliland

By:	/s/ Robert L. Thompson	Chief Accounting Officer (Principal Accounting Officer)	March 10, 2006

Robert L. Thompson

Index to Exhibits

Exhibit	Description
2.1	Agreement and Plan of Merger by and among Continental Southern Resources, Inc., CSOR Acquisition Corp. and NSNV, Inc. (Incorporated by reference to Exhibit 2.1 on Current Report on Form 8-K (Commission File No. 000-33439) filed February 27, 2004)

2.2	Plan and Agreement of Merger, dated as of February 27, 2004, between Continental Southern Resources, Inc. (n/k/a Endeavour International Corporation) and its wholly-owned subsidiary Endeavour International Corporation (Incorporated by reference to Exhibit 10.1 on Current Report on Form 8-K (Commission File No. 000-33439) filed on March 1, 2004)

3.1	Amended and Restated Articles of Incorporation (Incorporated by reference to Exhibit 3.2 of our Quarterly Report on Form 10-Q (Commission File No. 001-32212) for the quarter ended June 30, 2004)

3.2	Amended and Restated Bylaws (Incorporated by reference to Exhibit 3.1 of our Quarterly Report on Form 10-Q (Commission File No. 001-32212) for the quarter ended June 30, 2004)

3.3	Amended and Restated Certificate of Designation of Series B Preferred Stock filed February 26, 2004 (Incorporated by reference to Exhibit 3.3 of our Quarterly Report on Form 10-Q (Commission File No. 001-32212) for the quarter ended June 30, 2004.)

3.4	Articles of Merger filed February 27, 2004 (Incorporated by reference to Exhibit 3.4 of our Quarterly Report on Form 10-Q (Commission File No. 001-32212) for the quarter ended June 30, 2004.)

3.5	Specimen of Common Stock Certificate (Incorporated by reference to Exhibit 3.7 of our Quarterly Report on Form 10-Q (Commission File No. 001-32212) for the quarter ended June 30, 2004.)

4.1 (a)	Warrants to Purchase Common Stock issued to Gemini Growth Fund, L.P. in April 2002 (Incorporated by reference to Exhibit 4.6 of our Quarterly Report on Form 10-QSB (Commission File No. 000-33439) for the Quarter Ended June 30, 2002.)

4.1 (b)	First Amendment to Warrants to Purchase Common Stock dated July 29, 2003 (warrant # 2002-1) (Incorporated by reference to Exhibit 4.5 of our Annual Report on Form 10-KSB (Commission File No. 000-33439) for the year ended December 31, 2003.)

4.1 (c)	Second Amendment to Warrants to Purchase Common Stock dated February 26, 2004 (warrant # 2002-1) (Incorporated by reference to Exhibit 4.5 of our Annual Report on Form 10-KSB (Commission File No. 000-33439) for the year ended December 31, 2003.)

4.2 (a)	Warrants to Purchase Common Stock issued to Trident Growth Fund, LP dated July 29, 2003 (warrant # 2003-3) (Incorporated by reference to Exhibit 4.7 of our Annual Report on Form 10-KSB (Commission File No. 000-33439) for the year ended December 31, 2003)

Exhibit	Description
4.2 (b)	First Amendment to Warrants to Purchase Common Stock dated February 26, 2004 (warrant # 2003-3) (Incorporated by reference to Exhibit 4.7 of our Annual Report on Form 10-KSB (Commission File No. 000-33439) for the year ended December 31, 2003)

4.3 (a)	Warrants to Purchase Common Stock issued to Trident Growth Fund, LP (warrant # 2003-1) (Incorporated by reference to Exhibit 4.8 of our Annual Report on Form 10-KSB (Commission File No. 000-33439) for the year ended December 31, 2003)

4.3 (b)	First Amendment to Warrants to Purchase Common Stock dated July 29, 2003 (warrant #2003-1) (Incorporated by reference to Exhibit 4.8 of our Annual Report on Form 10-KSB (Commission File No. 000-33439) for the year ended December 31, 2003)

4.3 (c)	Second Amendment to Warrants to Purchase Common Stock dated February 26, 2004 (warrant # 2003-1) (Incorporated by reference to Exhibit 4.8 of our Annual Report on Form 10-KSB (Commission File No. 000-33439) for the year ended December 31, 2003)

4.4	Warrant to Purchase 25,000 Shares of Common Stock issued to Trident Growth Fund, L.P. (Incorporated by reference to Exhibit 10.11 of our Annual Report on Form 10-KSB (Commission File No. 000-33439) for the Year Ended December 31, 2002).

4.5	Indenture, dated as of January 20, 2005, between Endeavour International Corporation and Wells Fargo Bank, National Association, as Trustee, relating to the 6.00% Convertible Senior Notes due 2012 (Incorporated by reference to our Exhibit 4.1 to our Current Report on Form 8-K (Commission File No. 001-32212) filed on January 24, 2005.)

4.6	Registration Rights Agreement dated as of January 20, 2005, among Endeavour International Corporation and J.P. Morgan Securities Inc. and Sanders Morris Harris Inc., as Placement Agents (Incorporated by reference to our Exhibit 4.2 to our Current Report on Form 8-K (Commission File No. 001-32212) filed on January 24, 2005.)

4.7 (a)	Debt agreement between OER oil AS and Handelsbanken (Incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K (Commission File No. 001-32212) filed on November 30, 2004.)

4.7 (b)	Amendment to debt agreement between OER oil AS and Handelsbanken (Incorporated by reference to Exhibit 10.2 to our Current Report on Form 8-K (Commission File No. 001-32212) filed on November 30, 2004.)

10.1	Form of Amended and Restated Option to Purchase 100,000 Shares of Common Stock dated August 8, 2003, between the Company and each of Stephen P. Harrington, Humbert B. Powell, III, Gary Krupp, Thomas M. Curran and John B. Connally III (Incorporated by reference to Exhibit 10.25 of our Quarterly Report on Form 10-QSB (Commission File No. 000-33439) for the quarter ended June 30, 2003).

10.2 (a)	Option to Purchase 200,000 shares of Common Stock issued to Joseph M. Fioravanti (Incorporated by reference to Exhibit 10.26 of our Quarterly Report on Form 10-QSB (Commission File No. 000-33439) for the quarter ended June 30, 2003.)

Exhibit	Description
10.2 (b)	Amendment to Option to Purchase Common Stock dated February 26, 2004 between the Company and Joseph M. Fiorvanti (Incorporated by reference to Exhibit 10.7 of our Annual Report on Form 10-KSB (Commission File No. 000-33439) for the year ended December 31, 2003.)

10.3	Form of Amendment to Amended and Restated Option to Purchase Common Stock dated February 26, 2004, executed by each of Stephen P. Harrington, Humbert B. Powell, III Gary Krupp, Thomas M. Curran and John B. Connally. (Incorporated by reference to Exhibit 10.8 of our Annual Report on Form 10-KSB (Commission File No. 000-33439) for the year ended December 31, 2003)

10.4	Form of Common Stock Purchase Warrant dated October 18, 2002 issued to Michael Marcus and Amendment to Common Stock Purchase Warrant issued to Michael Marcus. (Incorporated by reference to Exhibit 10.20 of our Annual Report on Form 10-KSB (Commission File No. 000-33439) for the year ended December 31, 2003)

10.5	Purchase and Sale Agreement by and between Continental Southern Resources, Inc. and CSOR Preferred Liquidation, LLC, dated February 26, 2004. (Incorporated by reference to Exhibit 10.21 of our Annual Report on Form 10-KSB (Commission File No. 000-33439) for the year ended December 31, 2003)

10.6 (a)	Stock Acquisition Agreement dated as of December 16, 2003 between Continental Southern Resources, Inc. and Ram Trading, Ltd. (Incorporated by reference to Exhibit 99.6 of the Schedule 13D (Commission File No. 005-62401) filed on March 9, 2004 by Ram Trading, Ltd. et al)

10.6 (b)	Amendment to Stock Acquisition Agreement dated as of December 30, 2003 by and between Ram Trading, Ltd. and Continental Southern Resources, Inc. (Incorporated by reference to Exhibit 99.7 of the Schedule 13D (Commission File No. 005-62401) filed on March 9, 2004 by Ram Trading, Ltd. et al)

10.7	Common Stock Purchase Warrant dated February 26, 2004 issued to Sanders Morris Harris Inc. in connection with the private placement of 25,000,000 shares of the Company’s common stock. (Incorporated by reference to Exhibit 10.24 of our Annual Report on Form 10-KSB (Commission File No. 000-33439) for the year ended December 31, 2003)

10.8	Form of Securities Purchase Agreement, dated February 4, 2004, by and between Continental Southern Resources, Inc. and certain purchasers pursuant to a private placement of 125,000 shares of Company’s common stock. (Incorporated by reference to Exhibit 10.25 of our Annual Report on Form 10-KSB (Commission File No. 000-33439) for the year ended December 31, 2003)

10.9	Registration Rights Agreement dated as of February 26, 2004 pursuant to the private placement of 25,000,000 shares of the Company’s common stock. (Incorporated by reference to Exhibit 10.26 of our Annual Report on Form 10-KSB (Commission File No. 000-33439) for the year ended December 31, 2003)

10.10	Piggyback Registration Rights Agreement dated as of February 26, 2004 between the Company and certain purchasers. (Incorporated by reference to Exhibit 99.2 of the Schedule 13D (Commission File No. 005-62401) filed on March 9, 2004 by Ram Trading, Ltd. et al).

Exhibit	Description
10.11	Interest Purchase Agreement dated February 26, 2004 by and between Continental Southern Resources, Inc. and Knox Gas, LLC. (Incorporated by reference to Exhibit 10.28 of our Annual Report on Form 10-KSB (Commission File No. 000-33439) for the year ended December 31, 2003)

10.12	Interest Pledge Agreement, dated February 26, 2004, by and among Knox Gas, LLC and Continental Southern Resources, Inc. (Incorporated by reference to Exhibit 10.29 of our Annual Report on Form 10-KSB (Commission File No. 000-33439) for the year ended December 31, 2003)

10.13	Secured Promissory Note dated February 26, 2004, made by Knox Gas, LLC in favor of Continental Southern Resources, Inc. (Incorporated by reference to Exhibit 10.30 of our Annual Report on Form 10-KSB (Commission File No. 000-33439) for the year ended December 31, 2003)

10.14	Form of Lock Up Agreement executed by each of the current executive officers of the Company and PGS Exploration (UK) Limited. (Incorporated by reference to Exhibit 10.34 of our Annual Report on Form 10-KSB (Commission File No. 000-33439) for the year ended December 31, 2003)

10.15	Form of Lock-up Agreement executed by certain of the Company’s stockholders. (Incorporated by reference to Exhibit 10.35 of our Annual Report on Form 10-KSB (Commission File No. 000-33439) for the year ended December 31, 2003)

†10.16	2004 Incentive Plan, effective February 26, 2004. (Incorporated by reference to Exhibit 10.36 of our Annual Report on Form 10-KSB (Commission File No. 000-33439) for the year ended December 31, 2003)

†10.17	Employment Agreement dated February 26, 2004 by and between Continental Southern Resources, Inc. and William L. Transier. (Incorporated by reference to Exhibit 10.37 of our Annual Report on Form 10-KSB (Commission File No. 000-33439) for the year ended December 31, 2003)

†10.18	Employment Agreement dated February 26, 2004 by and between Continental Southern Resources, Inc. and John N. Seitz. (Incorporated by reference to Exhibit 10.38 of our Annual Report on Form 10-KSB (Commission File No. 000-33439) for the year ended December 31, 2003)

†10.19	Form of Restricted Stock Award Agreement. (Incorporated by reference to Exhibit 10.39 of our Annual Report on Form 10-KSB (Commission File No. 000-33439) for the year ended December 31, 2003)

10.20 (a)	Agreement between PGS Exploration (UK) Limited and NSNV, Inc. as Licensee. (Portions of this exhibit have been omitted pursuant to a request for confidential treatment.) (Incorporated by reference to Exhibit 10.1 for our Quarterly Report on Form 10-Q (Commission File No. 000-33439) for the quarter ended March 31, 2004.)

10.20 (b)	Appendix No. 1 to License Agreement No. 2004-85 between PGS Exploration (UK) Ltd. and Endeavour Operating Corporation, dated January 10, 2005 (Incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K (Commission File No. 001-32212) filed on January 11, 2005.)

Exhibit	Description
10.21	Share Sale and Purchase Agreement between Lundin Petroleum B.V. and Endeavour Energy Norge AS dated October 12, 2004 (Incorporated by reference to Exhibit 2.1 to our Current Report on Form 8-K (Commission File No. 001-32212) filed on October 14, 2004.)

10.22	Form of Conditional Offer to Buy Shares of Stock to the Minority Stockholders of OER oil AS (Incorporated by reference to Exhibit 2.1 to our Current Report on Form 8-K (Commission File No. 001-32212) filed on November 15, 2004.)

†10.23	Form of Nonstatutory Stock Option Agreement between Endeavour International Corporation and William L. Transier, John N. Seitz, Michael D. Cochran, Bruce H. Stover, H. Don Teague and Robert L. Thompson, individually (Incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K (Commission File No. 001-32212) on January 5, 2005.)

†10.24	Form of One-Year Restricted Stock Agreement between Endeavour International Corporation and William L. Transier, John N. Seitz, Michael D. Cochran, Bruce H. Stover, H. Don Teague and Robert L. Thompson, individually (Incorporated by reference to Exhibit 10.2 to our Current Report on Form 8-K (Commission File No. 001-32212) on January 5, 2005.)

†10.25	Form of Three-Year Restricted Stock Agreement between Endeavour International Corporation and William L. Transier, John N. Seitz, Michael D. Cochran, Bruce H. Stover, H. Don Teague and Robert L. Thompson, individually (Incorporated by reference to Exhibit 10.3 to our Current Report on Form 8-K (Commission File No. 001-32212) on January 5, 2005.)

†10.26	Form of Stock Grant Agreement between Endeavour International Corporation and William L. Transier, John N. Seitz, Michael D. Cochran, Bruce H. Stover, H. Don Teague and Robert L. Thompson, individually (Incorporated by reference to Exhibit 10.4 to our Current Report on Form 8-K (Commission File No. 001-32212) filed on January 5, 2005.)

10.27	License Agreement No. 2004-85 between PGS Exploration (UK) Ltd. and Endeavour Operating Corporation, dated December 21, 2004 (Incorporated by reference to Exhibit 10.2 to our Current Report on Form 8-K (Commission File No. 001-32212) filed on January 11, 2005.)

†10.28	Restricted Stock Award Agreement between Endeavour International Corporation and Lance Gilliland dated effective August 26, 2005 (Incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K (Commission File No. 001-32212) filed on September 19, 2005.)

†10.29	Nonstatutory Stock Option Agreement between Endeavour International Corporation and Lance Gilliland dated effective August 26, 2005 (Incorporated by reference to Exhibit 10.2 to our Current Report on Form 8-K (Commission File No. 001-32212) filed on September 19, 2005.)

10.30	Agreement for Sale and Purchase of Interest dated 8th December 2005 between Petro-Canada UK Limited and Endeavour Energy UK Limited (Incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K (Commission File No. 001-32212) on December 13, 2005.)

Exhibit	Description
10.31	Agreement for the Sale and Purchase of 94.77% Interest in PHT Partners, L.P. dated April 22, 2005 (Incorporated by reference to Exhibit 2.1 to our Current Report on Form 8-K (Commission File No. 001-32212) on April 27, 2005.)

14.1	Code of Ethics of Endeavour International Corporation. (Incorporated by reference to Exhibit 14.1 of our Annual Report on Form 10-KSB (Commission File No. 000-33439) for the year ended December 31, 2003)

*21.1	List of Subsidiaries.

*23.1	Consent of Independent Registered Public Accounting Firm – KPMG LLP.

*23.2	Consent of Independent Registered Public Accounting Firm – LJ Soldinger Associates LLP.

*23.3	Consent of Independent Reserve Engineers – Gaffney, Cline & Associates Ltd.

*31.1	Certificates of William L. Transier, Co-Chief Executive Officer, pursuant to Rule 13a-14(a) of the Securities and Exchange Act of 1934, as amended.

*31.2	Certificate of John N. Seitz, Co-Chief Executive Officer, pursuant to Rule 13a-14(a) of the Securities and Exchange Act of 1934, as amended.

*31.3	Certificate of Lance Gilliland, Chief Accounting Officer, pursuant to Rule 13a-14(a) of the Securities and Exchange Act of 1934, as amended.

*31.4	Certificate of Robert L. Thompson, Chief Accounting Officer, pursuant to Rule 13a-14(a) of the Securities and Exchange Act of 1934, as amended.

*32.1	Certification of William L. Transier, Co-Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*32.2	Certificate of John N. Seitz, Co-Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*32.3	Certification of Lance Gilliland, Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*32.4	Certification of Robert L. Thompson, Chief Accounting Officer, pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed herewith.

†	Identifies management contracts and compensatory plans or arrangements.