Form 10-K/A
period 2005-12-31
ENDEAVOUR INTERNATIONAL CORP
filed 2006-05-02
CIK 1112412

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
As of April 28, 2006, 79,036,750 shares of the issuer’s common stock were outstanding.
DOCUMENTS INCORPORATED BY REFERENCE:
Definitive proxy statement of Endeavour International Corporation relating to the 2006 Annual Meeting of Stockholders expected to be held on June 1, 2006, which is incorporated by reference into Part III of this Form 10-K.

EXPLANATORY NOTE
We are filing this Amendment to Form 10-K to amend our Form 10-K for the fiscal year ended December 31, 2005, filed with the Securities and Exchange Commission on March 13, 2006 (the “Original Filing”), to provide certain disclosures regarding:
•	three additional items under the Item 1A Risk Factors;

•	clarification of the nature of the audit by Gaffney Cline & Associates under the subheading “Reserves” of Item 2 Properties;

•	scheduled expiration of acreage under the subheading “Undeveloped Acreage” of Item 2 Properties;

•	discussion of the sources of cash flows from operations under the subheading “Liquidity and Capital Resources” of Item 7 Management’s Discussion and Analysis of Financial Condition and Results of Operations;

•	discussion of our proved developed gas reserves under the subheading “Liquidity and Capital Resources — Anticipated Capital Expenditures” of Item 7 Management’s Discussion and Analysis of Financial Condition and Results of Operations; and

•	clarification of the conclusions of our co-chief executive officers’, chief financial officer’s and chief accounting officer’s evaluation of our disclosure controls and procedures as of December 31, 2005 under the heading “Evaluation of Disclosure Controls and Procedures” of Item 9A Controls and Procedures.
Except for the matters described above, the updated certifications pursuant to Rule 13a-14(a) promulgated under the Securities Exchange Act of 1934, as amended, and 18 U.S.C. Section 1350 filed as Exhibits hereto, and the updated exhibit index, this Form 10-K/A continues to speak as of the date of the Original Filing and does not modify, amend or update in any way any other item or disclosure in the Original Filing, including no modifications, amendments or restatements to the audited financial statements or related footnotes contained in the Original Filing. In particular, this Form 10-K/A continues to describe conditions as of the date of the Original Filing, and the disclosures contained herein have not been updated to reflect events, results or developments that occurred after the Original Filing, or to modify or update those disclosures affected by subsequent events.
(i)

(ii)

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
We will not be the operator of all of the properties we own or acquire, and therefore may not be in a position to control the timing of exploration and development efforts, the associated costs, or the rate of production of the reserves in respect of such properties.
A significant number of our properties, including our two producing fields, are located in blocks that we do not currently operate and as we carry out our planned drilling program, we will not serve as operator of all planned wells. As a result, we may have limited ability to exercise influence over the operations of these properties or their associated costs. Dependence on the operator and other working interest owners to manage these projects, and limited ability to influence operations and associated costs, could prevent the realization of expected returns on capital in drilling or acquisition activities. The success and timing of exploration, development and exploitation activities on properties operated by others depend upon a number of factors that will be largely outside of our control, including:
•	the timing and amount of their capital expenditures;

•	the availability of suitable offshore drilling rigs, drilling equipment, support vessels, production and transportation infrastructure and qualified operating personnel;

•	the operator’s expertise and financial resources;

•	approval of other participants in drilling wells;

•	selection of technology; and

•	the rate of production of the reserves.
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
A significant portion of our reserves are undeveloped.
A significant amount of our proved reserves are currently undeveloped. These are reserves which in order to be recovered require drilling new wells and constructing new facilities. There can be no assurance of the timing of these additional expenditures or the magnitude of the ultimate economic recovery of the undeveloped reserves.
The use of 3-D seismic is only an interpretive tool and we may be unable to recognize significant geological features.
The use of 3-D seismic is only an interpretive tool and we may be unable to recognize significant geological features due to errors in analysis of data, processing limitations or other factors. The use of seismic information does not guarantee that the wells we drill will encounter hydrocarbons, or if we do encounter hydrocarbons, that they will be in commercial quantities.
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
Reserves
For 2005 and 2004, our oil and gas reserves were reviewed and audited by the independent reserve engineers Gaffney, Cline & Associates Ltd. Our internal reservoir engineers evaluate seismic interpretations, petrophysical analysis and geological mapping to determine the nature of the reservoir and ultimately the quantity of proved oil and gas reserves attributable to a specific property. We provided this analysis to Gaffney Cline & Associates for review and audit. Gaffney Cline & Associates did not perform its own seismic interpretations, well log or petrophysical analysis, geological mapping decline-curve analysis or economic analysis. The audit of our reserves by Gaffney Cline & Associates is based upon the SEC definitions of proved reserves and involves their examination of our technical evaluation and extrapolations of well information such as flow rates and reservoir pressure declines as well as other technical information, mapping and measurements and our estimate of proved reserves. Our proved oil and gas reserves at December 31, 2005, 2004 and 2003 included the following:

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

Undeveloped Acreage
As of December 31, 2005, we have approximately 12,200, 185,300 and 203,000 net acres that are scheduled to expire by the December 31, 2006, 2007 and 2008, respectively, if we take no action to continue the term through operational or administrative actions. We currently have plans to continue the terms of various licenses through operational or administrative actions and do not expect a significant portion of our net acreage position to expire before such actions occur.
The following table sets forth certain information regarding our developed and undeveloped holdings in acres as of December 31, 2005 in the areas indicated.

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

We have historically funded our operations and acquisitions through issuances of debt and equity securities. With the significant changes in the nature and scope of our business over the last several years, the cash provided by and used in our various operating, investing and financing activities has changed accordingly. The increases in cash provided by operating activities reflects the growing contribution of our Norwegian producing assets acquired in late 2004, partially offset by the costs of increased staff. In addition, cash provided by operating activities increased from 2004 to 2005 as a result of increased accounts payable and accrued liabilities associated with the significant activity in our drilling program in the fourth quarter of 2005. Some of the significant issuances of debt and equity, as well as the uses of the proceeds, in 2005, 2004 and 2003 were as follows:
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
Nearly all of our proved undeveloped gas reserves at December 31, 2005 relate to our interests in the Njord field in Norway. The Njord field has an approved development plan for a gas export project that will allow the operator to move nearly all of our proved undeveloped gas reserves into commercial production. Construction has begun on this project and sales contracts are in place. Initial production from the gas export project is anticipated to begin in late 2007 or early 2008.
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

Endeavour International Corporation
Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.
None.
Item 9A. Controls and Procedures.
Evaluation of Disclosure Controls and Procedures
Under the supervision and with the participation of our management, including our co-chief executive officers (“co-CEOs”), chief financial officer and chief accounting officer, we evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2005. Based on that evaluation, our co-CEOs, chief financial officer and chief accounting officer have concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Commission’s rules and forms and to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including co-chief executive officers, chief financial officer and chief accounting officer, as appropriate to allow timely decisions regarding required disclosure.
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
Date: May 1, 2006
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature		Title	Date

By:	/s/ William L. Transier	Co-Chief Executive Officer and Director (Co-Principal Executive Officer)	May 1, 2006

William L. Transier

By:	/s/ John N. Seitz	Co-Chief Executive Officer and Director (Co-Principal Executive Officer)	May 1, 2006

John N. Seitz

By:	/s/ John B. Connally III	Director	May 1, 2006

John B. Connally III

By:	/s/ Barry J. Galt	Director	May 1, 2006

Barry J. Galt

By:	/s/ Nancy K. Quinn	Director	May 1, 2006

Nancy K. Quinn

By:	/s/ Lance Gilliland	Chief Financial Officer (Principal Financial Officer)	May 1, 2006

Lance Gilliland

By:	/s/ Robert L. Thompson	Chief Accounting Officer (Principal Accounting Officer)	May 1, 2006

Robert L. Thompson

Index to Exhibits

Exhibit	Description
2.1	Agreement and Plan of Merger by and among Continental Southern Resources, Inc., CSOR Acquisition Corp. and NSNV, Inc. (Incorporated by reference to Exhibit 2.1 on Current Report on Form 8-K (Commission File No. 000-33439) filed February 27, 2004)

2.2	Plan and Agreement of Merger, dated as of February 27, 2004, between Continental Southern Resources, Inc. (n/k/a Endeavour International Corporation) and its wholly-owned subsidiary Endeavour International Corporation (Incorporated by reference to Exhibit 10.1 on Current Report on Form 8-K (Commission File No. 000-33439) filed on March 1, 2004)

3.1	Amended and Restated Articles of Incorporation (Incorporated by reference to Exhibit 3.2 of our Quarterly Report on Form 10-Q (Commission File No. 001-32212) for the quarter ended June 30, 2004)

3.2	Amended and Restated Bylaws (Incorporated by reference to Exhibit 3.1 of our Quarterly Report on Form 10-Q (Commission File No. 001-32212) for the quarter ended June 30, 2004)

3.3	Amended and Restated Certificate of Designation of Series B Preferred Stock filed February 26, 2004 (Incorporated by reference to Exhibit 3.3 of our Quarterly Report on Form 10-Q (Commission File No. 001-32212) for the quarter ended June 30, 2004.)

3.4	Articles of Merger filed February 27, 2004 (Incorporated by reference to Exhibit 3.4 of our Quarterly Report on Form 10-Q (Commission File No. 001-32212) for the quarter ended June 30, 2004.)

3.5	Specimen of Common Stock Certificate (Incorporated by reference to Exhibit 3.7 of our Quarterly Report on Form 10-Q (Commission File No. 001-32212) for the quarter ended June 30, 2004.)

4.1 (a)	Warrants to Purchase Common Stock issued to Gemini Growth Fund, L.P. in April 2002 (Incorporated by reference to Exhibit 4.6 of our Quarterly Report on Form 10-QSB (Commission File No. 000-33439) for the Quarter Ended June 30, 2002.)

4.1 (b)	First Amendment to Warrants to Purchase Common Stock dated July 29, 2003 (warrant # 2002-1) (Incorporated by reference to Exhibit 4.5 of our Annual Report on Form 10-KSB (Commission File No. 000-33439) for the year ended December 31, 2003.)

4.1 (c)	Second Amendment to Warrants to Purchase Common Stock dated February 26, 2004 (warrant # 2002-1) (Incorporated by reference to Exhibit 4.5 of our Annual Report on Form 10-KSB (Commission File No. 000-33439) for the year ended December 31, 2003.)

4.2 (a)	Warrants to Purchase Common Stock issued to Trident Growth Fund, LP dated July 29, 2003 (warrant # 2003-3) (Incorporated by reference to Exhibit 4.7 of our Annual Report on Form 10-KSB (Commission File No. 000-33439) for the year ended December 31, 2003)

Exhibit	Description
4.2 (b)	First Amendment to Warrants to Purchase Common Stock dated February 26, 2004 (warrant # 2003-3) (Incorporated by reference to Exhibit 4.7 of our Annual Report on Form 10-KSB (Commission File No. 000-33439) for the year ended December 31, 2003)

4.3 (a)	Warrants to Purchase Common Stock issued to Trident Growth Fund, LP (warrant # 2003-1) (Incorporated by reference to Exhibit 4.8 of our Annual Report on Form 10-KSB (Commission File No. 000-33439) for the year ended December 31, 2003)

4.3 (b)	First Amendment to Warrants to Purchase Common Stock dated July 29, 2003 (warrant #2003-1) (Incorporated by reference to Exhibit 4.8 of our Annual Report on Form 10-KSB (Commission File No. 000-33439) for the year ended December 31, 2003)

4.3 (c)	Second Amendment to Warrants to Purchase Common Stock dated February 26, 2004 (warrant # 2003-1) (Incorporated by reference to Exhibit 4.8 of our Annual Report on Form 10-KSB (Commission File No. 000-33439) for the year ended December 31, 2003)

4.4	Warrant to Purchase 25,000 Shares of Common Stock issued to Trident Growth Fund, L.P. (Incorporated by reference to Exhibit 10.11 of our Annual Report on Form 10-KSB (Commission File No. 000-33439) for the Year Ended December 31, 2002).

4.5	Indenture, dated as of January 20, 2005, between Endeavour International Corporation and Wells Fargo Bank, National Association, as Trustee, relating to the 6.00% Convertible Senior Notes due 2012 (Incorporated by reference to our Exhibit 4.1 to our Current Report on Form 8-K (Commission File No. 001-32212) filed on January 24, 2005.)

4.6	Registration Rights Agreement dated as of January 20, 2005, among Endeavour International Corporation and J.P. Morgan Securities Inc. and Sanders Morris Harris Inc., as Placement Agents (Incorporated by reference to our Exhibit 4.2 to our Current Report on Form 8-K (Commission File No. 001-32212) filed on January 24, 2005.)

4.7 (a)	Debt agreement between OER oil AS and Handelsbanken (Incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K (Commission File No. 001-32212) filed on November 30, 2004.)

4.7 (b)	Amendment to debt agreement between OER oil AS and Handelsbanken (Incorporated by reference to Exhibit 10.2 to our Current Report on Form 8-K (Commission File No. 001-32212) filed on November 30, 2004.)

10.1	Form of Amended and Restated Option to Purchase 100,000 Shares of Common Stock dated August 8, 2003, between the Company and each of Stephen P. Harrington, Humbert B. Powell, III, Gary Krupp, Thomas M. Curran and John B. Connally III (Incorporated by reference to Exhibit 10.25 of our Quarterly Report on Form 10-QSB (Commission File No. 000-33439) for the quarter ended June 30, 2003).

10.2 (a)	Option to Purchase 200,000 shares of Common Stock issued to Joseph M. Fioravanti (Incorporated by reference to Exhibit 10.26 of our Quarterly Report on Form 10-QSB (Commission File No. 000-33439) for the quarter ended June 30, 2003.)

Exhibit	Description
10.2 (b)	Amendment to Option to Purchase Common Stock dated February 26, 2004 between the Company and Joseph M. Fiorvanti (Incorporated by reference to Exhibit 10.7 of our Annual Report on Form 10-KSB (Commission File No. 000-33439) for the year ended December 31, 2003.)

10.3	Form of Amendment to Amended and Restated Option to Purchase Common Stock dated February 26, 2004, executed by each of Stephen P. Harrington, Humbert B. Powell, III Gary Krupp, Thomas M. Curran and John B. Connally. (Incorporated by reference to Exhibit 10.8 of our Annual Report on Form 10-KSB (Commission File No. 000-33439) for the year ended December 31, 2003)

10.4	Form of Common Stock Purchase Warrant dated October 18, 2002 issued to Michael Marcus and Amendment to Common Stock Purchase Warrant issued to Michael Marcus. (Incorporated by reference to Exhibit 10.20 of our Annual Report on Form 10-KSB (Commission File No. 000-33439) for the year ended December 31, 2003)

10.5	Purchase and Sale Agreement by and between Continental Southern Resources, Inc. and CSOR Preferred Liquidation, LLC, dated February 26, 2004. (Incorporated by reference to Exhibit 10.21 of our Annual Report on Form 10-KSB (Commission File No. 000-33439) for the year ended December 31, 2003)

10.6 (a)	Stock Acquisition Agreement dated as of December 16, 2003 between Continental Southern Resources, Inc. and Ram Trading, Ltd. (Incorporated by reference to Exhibit 99.6 of the Schedule 13D (Commission File No. 005-62401) filed on March 9, 2004 by Ram Trading, Ltd. et al)

10.6 (b)	Amendment to Stock Acquisition Agreement dated as of December 30, 2003 by and between Ram Trading, Ltd. and Continental Southern Resources, Inc. (Incorporated by reference to Exhibit 99.7 of the Schedule 13D (Commission File No. 005-62401) filed on March 9, 2004 by Ram Trading, Ltd. et al)

10.7	Common Stock Purchase Warrant dated February 26, 2004 issued to Sanders Morris Harris Inc. in connection with the private placement of 25,000,000 shares of the Company’s common stock. (Incorporated by reference to Exhibit 10.24 of our Annual Report on Form 10-KSB (Commission File No. 000-33439) for the year ended December 31, 2003)

10.8	Form of Securities Purchase Agreement, dated February 4, 2004, by and between Continental Southern Resources, Inc. and certain purchasers pursuant to a private placement of 125,000 shares of Company’s common stock. (Incorporated by reference to Exhibit 10.25 of our Annual Report on Form 10-KSB (Commission File No. 000-33439) for the year ended December 31, 2003)

10.9	Registration Rights Agreement dated as of February 26, 2004 pursuant to the private placement of 25,000,000 shares of the Company’s common stock. (Incorporated by reference to Exhibit 10.26 of our Annual Report on Form 10-KSB (Commission File No. 000-33439) for the year ended December 31, 2003)

10.10	Piggyback Registration Rights Agreement dated as of February 26, 2004 between the Company and certain purchasers. (Incorporated by reference to Exhibit 99.2 of the Schedule 13D (Commission File No. 005-62401) filed on March 9, 2004 by Ram Trading, Ltd. et al).

Exhibit	Description
10.11	Interest Purchase Agreement dated February 26, 2004 by and between Continental Southern Resources, Inc. and Knox Gas, LLC. (Incorporated by reference to Exhibit 10.28 of our Annual Report on Form 10-KSB (Commission File No. 000-33439) for the year ended December 31, 2003)

10.12	Interest Pledge Agreement, dated February 26, 2004, by and among Knox Gas, LLC and Continental Southern Resources, Inc. (Incorporated by reference to Exhibit 10.29 of our Annual Report on Form 10-KSB (Commission File No. 000-33439) for the year ended December 31, 2003)

10.13	Secured Promissory Note dated February 26, 2004, made by Knox Gas, LLC in favor of Continental Southern Resources, Inc. (Incorporated by reference to Exhibit 10.30 of our Annual Report on Form 10-KSB (Commission File No. 000-33439) for the year ended December 31, 2003)

10.14	Form of Lock Up Agreement executed by each of the current executive officers of the Company and PGS Exploration (UK) Limited. (Incorporated by reference to Exhibit 10.34 of our Annual Report on Form 10-KSB (Commission File No. 000-33439) for the year ended December 31, 2003)

10.15	Form of Lock-up Agreement executed by certain of the Company’s stockholders. (Incorporated by reference to Exhibit 10.35 of our Annual Report on Form 10-KSB (Commission File No. 000-33439) for the year ended December 31, 2003)

†10.16	2004 Incentive Plan, effective February 26, 2004. (Incorporated by reference to Exhibit 10.36 of our Annual Report on Form 10-KSB (Commission File No. 000-33439) for the year ended December 31, 2003)

†10.17	Employment Agreement dated February 26, 2004 by and between Continental Southern Resources, Inc. and William L. Transier. (Incorporated by reference to Exhibit 10.37 of our Annual Report on Form 10-KSB (Commission File No. 000-33439) for the year ended December 31, 2003)

†10.18	Employment Agreement dated February 26, 2004 by and between Continental Southern Resources, Inc. and John N. Seitz. (Incorporated by reference to Exhibit 10.38 of our Annual Report on Form 10-KSB (Commission File No. 000-33439) for the year ended December 31, 2003)

†10.19	Form of Restricted Stock Award Agreement. (Incorporated by reference to Exhibit 10.39 of our Annual Report on Form 10-KSB (Commission File No. 000-33439) for the year ended December 31, 2003)

10.20 (a)	Agreement between PGS Exploration (UK) Limited and NSNV, Inc. as Licensee. (Portions of this exhibit have been omitted pursuant to a request for confidential treatment.) (Incorporated by reference to Exhibit 10.1 for our Quarterly Report on Form 10-Q (Commission File No. 000-33439) for the quarter ended March 31, 2004.)

10.20 (b)	Appendix No. 1 to License Agreement No. 2004-85 between PGS Exploration (UK) Ltd. and Endeavour Operating Corporation, dated January 10, 2005 (Incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K (Commission File No. 001-32212) filed on January 11, 2005.)

Exhibit	Description
10.21	Share Sale and Purchase Agreement between Lundin Petroleum B.V. and Endeavour Energy Norge AS dated October 12, 2004 (Incorporated by reference to Exhibit 2.1 to our Current Report on Form 8-K (Commission File No. 001-32212) filed on October 14, 2004.)

10.22	Form of Conditional Offer to Buy Shares of Stock to the Minority Stockholders of OER oil AS (Incorporated by reference to Exhibit 2.1 to our Current Report on Form 8-K (Commission File No. 001-32212) filed on November 15, 2004.)

†10.23	Form of Nonstatutory Stock Option Agreement between Endeavour International Corporation and William L. Transier, John N. Seitz, Michael D. Cochran, Bruce H. Stover, H. Don Teague and Robert L. Thompson, individually (Incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K (Commission File No. 001-32212) on January 5, 2005.)

†10.24	Form of One-Year Restricted Stock Agreement between Endeavour International Corporation and William L. Transier, John N. Seitz, Michael D. Cochran, Bruce H. Stover, H. Don Teague and Robert L. Thompson, individually (Incorporated by reference to Exhibit 10.2 to our Current Report on Form 8-K (Commission File No. 001-32212) on January 5, 2005.)

†10.25	Form of Three-Year Restricted Stock Agreement between Endeavour International Corporation and William L. Transier, John N. Seitz, Michael D. Cochran, Bruce H. Stover, H. Don Teague and Robert L. Thompson, individually (Incorporated by reference to Exhibit 10.3 to our Current Report on Form 8-K (Commission File No. 001-32212) on January 5, 2005.)

†10.26	Form of Stock Grant Agreement between Endeavour International Corporation and William L. Transier, John N. Seitz, Michael D. Cochran, Bruce H. Stover, H. Don Teague and Robert L. Thompson, individually (Incorporated by reference to Exhibit 10.4 to our Current Report on Form 8-K (Commission File No. 001-32212) filed on January 5, 2005.)

10.27	License Agreement No. 2004-85 between PGS Exploration (UK) Ltd. and Endeavour Operating Corporation, dated December 21, 2004 (Incorporated by reference to Exhibit 10.2 to our Current Report on Form 8-K (Commission File No. 001-32212) filed on January 11, 2005.)

†10.28	Restricted Stock Award Agreement between Endeavour International Corporation and Lance Gilliland dated effective August 26, 2005 (Incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K (Commission File No. 001-32212) filed on September 19, 2005.)

†10.29	Nonstatutory Stock Option Agreement between Endeavour International Corporation and Lance Gilliland dated effective August 26, 2005 (Incorporated by reference to Exhibit 10.2 to our Current Report on Form 8-K (Commission File No. 001-32212) filed on September 19, 2005.)

10.30	Agreement for Sale and Purchase of Interest dated 8th December 2005 between Petro-Canada UK Limited and Endeavour Energy UK Limited (Incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K (Commission File No. 001-32212) on December 13, 2005.)

Exhibit	Description
10.31	Agreement for the Sale and Purchase of 94.77% Interest in PHT Partners, L.P. dated April 22, 2005 (Incorporated by reference to Exhibit 2.1 to our Current Report on Form 8-K (Commission File No. 001-32212) on April 27, 2005.)

14.1	Code of Ethics of Endeavour International Corporation. (Incorporated by reference to Exhibit 14.1 of our Annual Report on Form 10-KSB (Commission File No. 000-33439) for the year ended December 31, 2003)

*21.1	List of Subsidiaries.

*23.1	Consent of Independent Registered Public Accounting Firm – KPMG LLP.

*23.2	Consent of Independent Registered Public Accounting Firm – LJ Soldinger Associates LLP.

*23.3	Consent of Independent Reserve Engineers – Gaffney, Cline & Associates Ltd.

*31.1	Certificates of William L. Transier, Co-Chief Executive Officer, pursuant to Rule 13a-14(a) of the Securities and Exchange Act of 1934, as amended.

*31.2	Certificate of John N. Seitz, Co-Chief Executive Officer, pursuant to Rule 13a-14(a) of the Securities and Exchange Act of 1934, as amended.

*31.3	Certificate of Lance Gilliland, Chief Accounting Officer, pursuant to Rule 13a-14(a) of the Securities and Exchange Act of 1934, as amended.

*31.4	Certificate of Robert L. Thompson, Chief Accounting Officer, pursuant to Rule 13a-14(a) of the Securities and Exchange Act of 1934, as amended.

*32.1	Certification of William L. Transier, Co-Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*32.2	Certificate of John N. Seitz, Co-Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*32.3	Certification of Lance Gilliland, Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*32.4	Certification of Robert L. Thompson, Chief Accounting Officer, pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed herewith.

†	Identifies management contracts and compensatory plans or arrangements.