Form 10-Q
period 2006-03-31
ENDEAVOUR INTERNATIONAL CORP
filed 2006-05-05
CIK 1112412

United States Securities and Exchange Commission
Washington, D.C. 20549
Form 10-Q
(Mark One)

☑	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the Quarterly Period Ended March 31, 2006
or

☐	Transition Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934
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
Large accelerated filer ☐            Accelerated filer ☑           Non-accelerated filer ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☑ No
As of May 2, 2006, 79,259,359 shares of the registrant’s common stock were outstanding.

Endeavour International Corporation
Index

Part I:
Item 1: Financial Statements
Condensed Consolidated Balance Sheets	1
Condensed Consolidated Statements of Operations	2
Condensed Consolidated Statements of Cash Flows	3
Notes to Condensed Consolidated Financial Statements	4
Item 2: Management’s Discussion and Analysis of Financial Condition and Results of Operations	13
Item 3: Quantitative and Qualitative Disclosures about Market Risk	17
Item 4: Controls and Procedures	18
Part II. Other Information
Item 1: Legal Proceedings	18
Item 6: Exhibits	18
Signatures	19
Certification of Co-CEO pursuant to Rule 13a-14a/15d-14a
Certification of Co-CEO pursuant to Rule 13a-14a/15d-14a
Certification of CFO pursuant to Rule 13a-14a/15d-14a
Certification of CAO pursuant to Rule 13a-14a/15d-14a
Certification of Co-CEO pursuant to Section 906
Certification of Co-CEO pursuant to Section 906
Certification of CFO pursuant to Section 906
Certification of CAO pursuant to Section 906

Item 1: Financial Statements
Endeavour International Corporation
Condensed Consolidated Balance Sheets
(Unaudited)
(Amounts in thousands, except share data)

	March 31, 2006	December 31, 2005

Assets
Current Assets:
Cash and cash equivalents	$56,357	$76,127
Accounts receivable	4,613	4,876
Prepaid expenses and other current assets	8,346	8,070

Total Current Assets	69,316	89,073

Property and Equipment, Net	66,647	59,084
Goodwill	27,795	27,795
Other Assets	8,718	11,014

Total Assets	$172,476	$186,966

Liabilities and Stockholders’ Equity
Current Liabilities:
Accounts payable	$8,367	$18,194
Accrued expenses and other	9,892	21,240

Total Current Liabilities	18,259	39,434

Long-Term Debt	81,250	81,250
Deferred Taxes	22,857	19,185
Other Liabilities	7,093	6,753

Total Liabilities	129,459	146,622

Commitments and Contingencies

Stockholders’ Equity:
Preferred stock (Liquidation preference: $2,497)	—	—
Common stock; shares issued and outstanding – 79,036,750 at 2006 and 75,489,052 shares at 2005	79	75
Additional paid-in capital	155,527	155,734
Accumulated other comprehensive loss	(4,201)	(4,578)
Deferred compensation	—	(9,437)
Accumulated deficit	(108,388)	(101,450)

Total Stockholders’ Equity	43,017	40,344

Total Liabilities and Stockholders’ Equity	$172,476	$186,966

See accompanying notes to condensed consolidated financial statements.

Endeavour International Corporation
Condensed Consolidated Statement of Operations
(Unaudited)
(Amounts in thousands, except per share data)

	Three Months Ended March 31,
	2006	2005

Revenues	$8,476	$7,703

Cost of Operations:
Operating expenses	2,145	2,416
Depreciation, depletion and amortization	2,296	2,218
Impairment of oil and gas properties	849	—
Equity loss from entities with oil and gas properties	—	79
General and administrative	5,451	4,152

Total Expenses	10,741	8,865

Loss From Operations	(2,265)	(1,162)

Other (Income) Expense:
Interest income	(621)	(318)
Interest expense	1,163	783
Other (income) expense	249	(422)

Total Other Expense	791	43

Loss Before Minority Interest	(3,056)	(1,205)
Minority Interest	—	(470)

Loss Before Income Taxes	(3,056)	(1,675)
Income Tax Expense	3,843	978

Net Loss	(6,899)	(2,653)
Preferred Stock Dividends	39	39

Net Loss to Common Stockholders	$(6,938)	$(2,692)

Basic and Diluted Loss per Common Share	$(0.09)	$(0.04)

Weighted Average Number of Common Shares Outstanding - Basic and Diluted	78,334	73,402

See accompanying notes to condensed consolidated financial statements.

Endeavour International Corporation
Condensed Consolidated Statement of Cash Flows
(Unaudited)
(Amounts in thousands)

	Three Months Ended March 31,
	2006	2005

Cash Flows from Operating Activities:
Net loss	$(6,899)	$(2,653)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation, depletion and amortization	2,296	2,218
Impairment of oil and gas properties	849	—
Deferred tax expense (benefit)	3,031	(360)
Amortization of non-cash compensation	2,832	1,964
Fair market value adjustment of stock options	—	(489)
Other	172	798
Changes in assets and liabilities:
Decrease in receivables	263	1,268
Increase in other current assets	(909)	(930)
Increase (decrease) in accounts payable and accrued expenses	(15,058)	1,655

Net Cash Provided by (Used in) Operating Activities	(13,423)	3,471

Cash Flows From Investing Activities:
Capital expenditures	(10,299)	(4,656)
Acquisitions, net of cash acquired	—	(1,437)
Investment in Limited Partnership	—	(223)
(Increase) decrease in restricted cash	2,873	(2,011)

Net Cash Used in Investing Activities	(7,426)	(8,327)

Cash Flows From Financing Activities:
Proceeds from borrowings	—	81,250
Proceeds from warrant and stock option exercises	—	461
Financing costs paid	—	(3,608)
Proceeds from common and preferred stock issued and issuable	—	—
Other financing	—	(24)

Net Cash Provided by Financing Activities	—	78,079

Net Increase (Decrease) in Cash and Cash Equivalents	(20,849)	73,223
Effect of Foreign Currency Changes on Cash	1,079	(1,186)
Cash and Cash Equivalents, Beginning of Period	76,127	8,975

Cash and Cash Equivalents, End of Period	$56,357	$81,012

See accompanying notes to condensed consolidated financial statements.

Endeavour International Corporation
Notes to Condensed Consolidated Financial Statements
(Unaudited)
Note 1 – Summary of Significant Accounting Policies
General
Endeavour International Corporation is an international oil and gas exploration and production company primarily focused on the acquisition, exploration and development of energy reserves in the North Sea. As used in these Notes to Condensed Consolidated Financial Statements, the terms “Company”, “Endeavour”, “we”, “us”, “our” and similar terms refer to Endeavour International Corporation and, unless the context indicates otherwise, its consolidated subsidiaries. The accompanying consolidated financial statements of Endeavour should be read in conjunction with the consolidated financial statements and notes included in our Annual Report on Form 10–K/A for the year ended December 31, 2005.
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
Loss Per Share
Basic loss per common share is computed by dividing net loss attributable to common stockholders by the weighted average number of common shares outstanding for the period. Diluted loss per share includes the effect of our outstanding stock options, warrants and shares issuable pursuant to convertible debt and certain stock incentive plans under the treasury stock method, if including such instruments is dilutive. For each of the periods presented, shares associated with stock options, warrants, convertible debt and certain stock incentive plans are not included because their inclusion would be antidilutive (i.e., reduce the net loss per share).
The common shares potentially issuable arising from these instruments, which were outstanding during the periods presented in the financial statements, consisted of:

Endeavour International Corporation
Notes to Condensed Consolidated Financial Statements
(Unaudited)

(Amounts in thousands)	March 31,
	2006	2005

Options and stock-based compensation	1,131	1,026
Warrants	862	1,286
Convertible Debt	16,185	16,185

Common shares potentially issuable	18,178	18,497

Other-Than-Temporary Impairments of Debt and Equity Securities
In November 2005, accounting standards were revised to provide guidance for determining and measuring other-than-temporary impairments of debt and equity securities. The new guidance is effective for reporting periods beginning after December 15, 2005. At March 31, 2006, available-for-sale investments in our marketable securities had unrealized losses totaling $0.5 million which are recorded in Other Accumulated Comprehensive Income. This investment represents equity securities in a publicly traded oil and gas exploration company. We have determined that the unrealized losses as of March 31, 2006 do not represent an other-than-temporary decline in value, primarily due to both our assessment that there are no specific adverse conditions affecting the investment, and our ability to hold the investment through a downturn in market value which may be caused by result of short-term exploration activities. If our assessment regarding these factors were to change, we may be required to record an impairment charge equal to the difference between the fair value of the securities and the amortized cost of the securities.
Adoption of Fair Value Accounting for Share-Based Payments
In December 2004, the Financial Accounting Standards Board revised rules that require all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair values. We adopted these new rules effective January 1, 2006 using the modified prospective method in which the prior period financial statements are not restated. The share-based compensation cost is measured at the grant date, based on the calculated fair value of the award, and is recognized as an expense over the employee’s requisite service period (generally the vesting period of the equity award). Prior to January 1, 2006, we accounted for share-based compensation to employees under the intrinsic value method.
The adoption of these new rules resulted in a cumulative effect of change in accounting principle, net of tax, of less than $60,000. Because the amount was immaterial, we have included it in general and administrative expense on our consolidated statement of income.
It is our policy to use unissued shares of stock when stock options are exercised. At March 31, 2006, we had approximately 2.0 million additional shares available for issuance pursuant to our existing stock incentive plan.

Endeavour International Corporation
Notes to Condensed Consolidated Financial Statements
(Unaudited)
Note 2 – Share-Based Compensation Arrangements
We grant restricted stock and stock options, including notional restricted stock and options, to employees and directors as incentive compensation. The notional restricted stock and options may be settled in cash or stock upon vesting, at the Company’s option. It has been the company’s practice to settle in stock. The restricted stock and options generally vest over three years and the options have a five year expiration. The vesting of these shares and options is dependent upon the continued service of the grantees to the Company. Upon the occurrence of a change in control, each share of restricted stock and stock option outstanding on the date on which the change in control occurs will immediately become vested. For the first quarter of 2006, we included non-cash stock-based compensation of $2.0 million and $0.8 million in general and administrative expenses and capitalized general and administrative expenses, respectively. At March 31, 2006, total compensation costs related to nonvested awards not yet recognized is approximately $19.8 million and is expected to be recognized over a weighted average period of less than two years.
Stock Options
The fair value of each option award is estimated on the date of grant using the Black-Scholes option-pricing model. Expected volatility is based on an average of our peer companies due to the lack of relevant Endeavour volatility information for the length of the expected term. The expected term is the average of the vesting date and the expiration of the option. We use historical data to estimate option exercises and employee terminations within the valuation model. The risk-free rate for periods within the contractual life of the option is based on the U.S. treasury yield curve in effect at the time of grant. The following table sets forth the assumptions used to determine compensation cost for our non-qualified stock options granted during the first quarter of 2006.

2006

Risk free rate	4.3%
Expected years until exercise	4
Expected stock volatility	38%
Dividend yield	—

Endeavour International Corporation
Notes to Condensed Consolidated Financial Statements
(Unaudited)
Information relating to stock options, including notional stock options, is summarized as follows:

		Weighted	Weighted
		Average	Average
		Exercise	Contractual	Aggregate
	Number	Price per	Life in	Intrinsic
(Amounts in thousands, except per share data)	of Shares	Share	Years	Value

Balance outstanding – December 31, 2005	4,907	$3.13
Granted	795	3.51
Exercised	—	—
Forfeited	(83)	2.44

Balance outstanding – March 31, 2006	5,619	3.19	3.4	$2,030

Currently exercisable – March 31, 2006	2,518	2.56	2.6	$1,474

The weighted average grant-date fair value of options granted during 2006 was $1.26 per option.
Prior to January 1, 2006, we recorded shared-based compensation under the intrinsic value method and no compensation expense was recorded for stock options granted when the exercise price of options granted was equal to or greater than the fair market value of our common stock on the date of grant.
We apply the fair value method in accounting for share-based grants to non-employees using the Black-Scholes option-pricing model.
Restricted Stock
At March 31, 2006, our employees and directors held 4.7 million restricted shares of our common stock that vest over the service period of up to three years. The restricted stock awards were valued based on the closing price of our common stock on the measurement date, typically the date of grant, and compensation expense is recorded on a straight-line basis over the restricted share vesting period.
Status of the restricted shares as of March 31, 2006 and the changes during the three months ended March 31, 2006 is presented below:

Endeavour International Corporation
Notes to Condensed Consolidated Financial Statements
(Unaudited)

		Weighted
		Average Grant
		Date Fair
	Number of	Value per
(Amounts in thousands, except per share data)	Shares	Share

Balance outstanding – December 31, 2005	4,412	$3.99
Granted	1,902	$3.51
Vested	(1,548)	$3.83
Forfeited	(67)	$3.30

Balance outstanding – March 31, 2006	4,699	$3.85

Total fair value of shares vesting during the period	$4,504

Pro Forma Disclosures
Had compensation expense for the three months ended March 31, 2005 been determined under fair value provisions, our net loss and net loss per share would have been the following:

(Amounts in thousands, except per share data)	Three Months Ended March 31,
2005

Net loss to common stockholders, as reported	$(2,692)
Add:
Stock-based compensation expense as reported	596
Less:
Total stock-based compensation expense determined under fair-value-based method for all awards, net of tax	(1,341)

Pro forma net loss	$(3,437)

Loss per share:
Basic – as reported	$(0.04)

Basic – pro forma	$(0.05)

The following summarizes the weighted average of the assumptions used in the method.

Endeavour International Corporation
Notes to Condensed Consolidated Financial Statements
(Unaudited)

2005

Risk free rate	3.9%
Expected years until exercise	5.0
Expected stock volatility	48%
Dividend yield	—

During 2003, we granted 700,000 options to then-current directors and 495,000 of these options remain outstanding at March 31, 2006. While all the options granted had an exercise price higher than the market value of the stock on the date of grant, a subsequent modification of these options has triggered variable accounting. Prior to the adoption of the fair value method of accounting for stock-based compensation, we were required to record compensation expense if the modified option price is lower than the market price of the stock at the end of a reporting period until the options expire or are exercised. For the three months ended March 31, 2005, we recorded non-cash general and administrative expenses of $(0.5) million related to these options.
Note 3 – Property and Equipment
Property and equipment included the following:

	March 31,	December 31,
(Amounts in thousands)	2006	2005

Oil and gas properties under the full cost method:
Subject to amortization	$52,738	$50,424
Not subject to amortization:
Acquired in 2006	8,315	—
Acquired in 2005	15,785	15,785
Acquired in 2004	23,882	24,339

	100,720	90,548
Other oil and gas assets	4,875	4,875

Computers, furniture and fixtures	1,550	1,351

Total property and equipment	107,145	96,774

Accumulated depreciation, depletion and amortization	(40,498)	(37,690)

Net property and equipment	$66,647	$59,084

The costs not subject to amortization relate to unproved properties which are excluded from amortized capital costs until it is determined whether or not proved reserves can be assigned to such properties. During 2006, we recorded $0.9 million in impairment of oil and gas properties related to exploratory wells. We capitalized $2.8 million and $1.6 million in certain employee

Endeavour International Corporation
Notes to Condensed Consolidated Financial Statements
(Unaudited)
costs directly related to exploration activities for the quarter ended March 31, 2006 and 2005, respectively.
Note 4 – Derivative Instruments
At March 31, 2006 we have an oil commodity swap where we pay market IPE Brent and receive a fixed price that ranges from $41.80 per barrel to $40.00 per barrel. The contract covers 600 barrels per day through December 2006. During the first quarter of 2006 and 2005, we realized $1.1 million and $0.1 million, respectively, as a reduction to revenue related to settlements for this contract and another $0.1 million in each period as an increase to other expenses related to hedge ineffectiveness. We did not exclude any component of the hedging instrument’s gain or loss when assessing effectiveness.
At March 31, 2006, the net deferred loss recognized in accumulated other comprehensive income was $3.7 million, net of tax, all of which is expected to be transferred out of accumulated other comprehensive income and recognized within earnings over the next nine months.
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
Note 5 – Supplemental Cash Flow Information
During the first quarter of 2006, we issued 1.5 million shares of our common stock in connection with the settlement of litigation. See Note 7.
Note 6 – Comprehensive Loss
Excluding net loss, our source of comprehensive loss is from the net unrealized loss on commodity derivative instruments and marketable securities, which are classified as available-for-sale. The following summarizes the components of comprehensive loss:

Endeavour International Corporation
Notes to Condensed Consolidated Financial Statements
(Unaudited)

(Amounts in thousands)	Quarter Ended March 31,
	2006	2005

Net loss	$(6,899)	$(2,653)

Unrealized loss on commodity derivative instruments, net of tax of $0.6 million and $1.2 million, respectively	(933)	(2,944)
Unrealized gain (loss) on marketable securities	360	(12)
Reclassification adjustment for loss realized in net loss above	950	—

Net impact on comprehensive loss	377	(2,956)

Comprehensive loss	$(6,522)	$(5,609)

Note 7 – Commitments and Contingencies
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
Legal Proceeding
In March 2004, the GHK Company, LLC, GHK/Potato Hills Limited Partnership, and Brian F. Egolf (collectively “Plaintiffs”) commenced an action against Endeavour International Corporation (“Endeavour”), f/k/a Continental Southern Resources, Inc., as well as certain other entities in state court in Oklahoma City, Oklahoma. During the fourth quarter of 2005, we recorded $5.3 million in litigation settlement expense to reflect the settlement of the litigation between Endeavour and the Plaintiffs on January 25, 2006. The settlement provided for the issuance of 1.5 million shares of our common stock and the granting of certain registration rights. These shares were issued in February 2006 and we have filed a registration statement on Form S-3 in accordance with the terms of the settlement agreement.

Endeavour International Corporation
Notes to Condensed Consolidated Financial Statements
(Unaudited)
Note 8 – Subsequent Events
Subsequent to March 31, 2006, a wholly-owned subsidiary entered into a rig commitment for 220 days over a one-year period beginning in March 2007 for the United Kingdom sector of the North Sea. The value of this contact is approximately $66 million. The arrangement with Applied Drilling Technology International, a division of GlobalSantaFe, will be for a heavy-duty harsh environment jack-up suitable for most drilling activities we will operate in 2007-2008. We expect to finalize the rig contract during the second quarter of 2006.

Endeavour International Corporation
Cautionary Statement for Forward-Looking Statements
The information contained in this Quarterly Report on Form 10-Q and in other public statements by the Company and Company officers or directors includes or may contain certain forward-looking statements. The words “may,” “will,” “expect,” “anticipate,” “believe,” “continue,” “estimate,” “project,” “intend,” and similar expressions used in this Report are intended to identify forward-looking statements within the meaning of Section 27A of the U.S. Securities Act of 1933 and Section 21E of the U.S. Securities Exchange Act of 1934. You should not place undue reliance on these forward-looking statements, which speak only as of the date made. We undertake no obligation to publicly release the result of any revision of these forward-looking statements to reflect events or circumstances after the date they are made or to reflect the occurrence of unanticipated events. You should also know that such statements are not guarantees of future performance and are subject to risks, uncertainties and assumptions. These factors include, but are not limited to, those risks described in detail below and in the Company’s Annual Report on Form 10-K/A under the caption “Risk Factors” and other filings with the Securities and Exchange Commission. Should any of these risks or uncertainties materialize, or should any of these assumptions prove incorrect, actual results may differ materially from those included within the forward-looking statements.
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
General
We are an international oil and gas exploration and production company focused on the acquisition, exploration and development of energy reserves in the North Sea. Since focusing our operations in the North Sea in February 2004, we have established an exploration portfolio with prospects in the United Kingdom and Norwegian sectors of the North Sea. To date, we have invested a significant amount of our resources on various development, acquisition and exploration projects. We intend to continue to allocate a significant portion of our capital to such projects.
Results of Operations
Our producing assets are concentrated in Norway with interests in two producing fields, both operated by Norsk Hydro. Oil and condensate sales volumes decreased from the first quarter of 2005 to the first quarter of 2006 primarily due to the schedule of tanker liftings between the periods. With the significant increases in worldwide oil and gas commodity prices from 2005 to 2006, our revenues and realized prices have increased correspondingly, partially offset by the losses realized under our oil hedging activities. During the first quarter of 2006 and 2005, we

Endeavour International Corporation
realized $1.1 million and $0.1 million, respectively, as a reduction to revenue related to settlements of oil hedging activities. The following table shows our average sales volumes and sales prices:

	Quarter Ended March 31,
	2006	2005

Oil and condensate sales (Bbl)	144,051	161,900
Oil and condensate price ($ per Bbl)	$61.93	$47.44
Oil and condensate price, including the impact of hedging activities ($ per Bbl)	$54.26	$46.61

Gas sales (Mcf)	54,353	40,812
Gas price ($ per Mcf)	$12.14	$3.85
Operating expenses decreased by $0.3 million for the first quarter of 2006 as compared to the first quarter of 2005 primarily due to the scheduling of tanker liftings between the periods.
Impairment of oil and gas properties of $0.9 million for the first quarter of 2006 represents the final abandonment and rig demobilization costs incurred on the Turriff well which was determined to be unsuccessful in the fourth quarter of 2005. All other costs for the Turriff well were included in impairments during the fourth quarter of 2005.
General and administrative (“G&A”) expenses increased to $5.5 million during the first quarter of 2006 as compared to $4.2 million for the corresponding period in 2005. This increase was driven primarily by increases in non-cash stock-based compensation as a result of the adoption of the fair value method of accounting for share-based payments effective January 1, 2006 and the issuance of additional stock-based compensation under the long-term incentive plan. Components of G&A expenses for these periods are as follows:

Endeavour International Corporation

	Three Months Ended
(Amounts in thousands)	March 31,
	2006	2005

Compensation	$3,209	$2,528
Consulting, legal and accounting fees	1,111	906
Occupancy costs	223	286
Other expenses	609	355

Total gross cash G&A expenses	5,152	4,075

Non-cash stock-based compensation	3,051	2,133
Fair market value adjustment of stock options	—	(489)

Total gross non-cash G&A expenses	3,051	1,644

Gross G&A expenses	8,203	5,719
Less: capitalized G&A expenses	(2,752)	(1,567)

Net G&A expenses	$5,451	$4,152

Interest expense increased to $1.2 million for the first quarter of 2006 as compared to $0.8 million for the corresponding period in 2005 primarily due to the issuance of our convertible senior notes during the middle of the first quarter of 2005. The increase in cash generated as a result of the issuance of our convertible senior notes is also the primary reason for the increase in interest income to $0.6 million for the first quarter of 2006.
Income Taxes
Income taxes increased to $3.9 million for the first quarter of 2006 from $1.0 million for the first quarter of 2005. Our income taxes relate solely to our Norwegian operations. The increase in income taxes relates primarily to increases in commodity prices and the limited deductibility of our hedging losses. Further, deferred taxes increased, with a corresponding decrease in current taxes, as a result of the timing of deductions for exploration expenditures in Norway.
During the first quarter of 2006 and 2005, we did not record any income tax benefits on our non-Norwegian operations as there was no assurance that we could generate any taxable earnings, and therefore we recorded valuation allowances on the full amount of deferred tax assets generated.
Liquidity and Capital Resources
Cash flows used by operating activities decreased to $13.5 million for the first quarter of 2006 primarily due to the payment of accounts payable and accrued liabilities. Cash flows provided by financing activities of $78 million for the first quarter of 2005 reflect primarily the net proceeds from the offering of our senior notes.
The cash balance of $56 million at March 31, 2006 is expected to fund exploration drilling through the end of 2006 while cash flows from our Norwegian operations are expected to be sufficient to fund worldwide administrative expenses. Management expects exploration

Endeavour International Corporation
successes to be self-funding with necessary development expenditures for each project to be funded through a combination of debt, equity, changes in our working interest or other means.
During the first quarter of 2006, we have incurred approximately $10.2 million in exploration and development capital expenditures, primarily related to our drilling activities on the Cygnus well, which is currently being tested, final abandonment costs for the Turriff well, which was determined to be unsuccessful in the fourth quarter of 2005, and development expenditures on our producing fields in Norway. Exploration and development capital expenditures for the first quarter of 2005 were $2.8 million which were primarily incurred in Norway since we did not begin drilling in the UK until the last half of 2005.
Anticipated Capital Expenditures
We originally anticipated exploration and development capital expenditures in 2006 to be approximately $50 million. Due to timing of projects and rig commitments, we currently anticipate exploration and development capital expenditures in 2006 to be approximately $42 million. It is expected that nearly 75% of the 2006 capital program will be spent in the United Kingdom and $11 million in Norway. We may increase or decrease our planned activities for 2006 or high grade our exploratory prospects, depending upon drilling results, potential acquisition candidates, product prices, the availability of capital resources, and other factors affecting the economic viability of such activities. In addition to the exploration and development budget, we expect to invest $12 million for the purchase of an eight percent interest in the Enoch Field located in Block 16/13a in the North Sea. The transaction is expected to close during the second quarter of 2006.
Anticipated capital expenditures for 2006 reflect the continuation of our North Sea exploratory drilling program and development expenditures for existing operations in Norway. The first of our wells to begin drilling in 2006 was spud in early February 2006 in the UK sector of the North Sea. The well has reached its target depth and is currently being tested with results anticipated in the near future.
We also entered into a seismic acquisition contract for a proprietary 3-D survey covering 500 square kilometers on five blocks in the Inner Moray Firth acquired in the UK 23rd Seaward Licensing Round in 2005. Acquisition and processing should be completed by the end of the year in preparation for exploratory wells expected to be drilled in the area in 2007.
In the UK, we have a commitment for drilling services with a semi-submersible drilling rig for two wells beginning in the last half of 2006 for approximately $13.5 million. In the first quarter of 2006, we joined with several other operators in the Norwegian Continental Shelf to form a consortium that has entered into a contract for the use of a semi-submersible drilling rig for a three-year period beginning the second half of 2006. The agreement allows us to move forward with our exploration program in Norway and fulfill our role as an operator of Norwegian licenses. The contract commits us to 100 days (for two wells) of drilling services, for approximately $37.8 million, between late 2007 and 2008. We believe these rig-contracting efforts offer compelling economics and facilitate our drilling strategy.

Endeavour International Corporation
Subsequent to March 31, 2006, a wholly owned subsidiary entered into a rig commitment for 220 days over a one-year period beginning in March 2007 for the United Kingdom sector of the North Sea. The value of this contact is approximately $66 million. The arrangement with Applied Drilling Technology International, a division of GlobalSantaFe, will be for the GSF Magellan, a heavy-duty harsh environment jack-up suitable for most drilling activities the company will operate in 2007-2008. We expect to finalize the rig contract soon.
Disclosures About Contractual Obligations and Commercial Commitments
See “Anticipated Capital Expenditures” above for a discussion of our rig commitments.
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
At March 31, 2006, we had an oil commodity swap where we pay market IPE Brent and receive a fixed price that ranges from $41.80 per barrel to $40.00 per barrel covering 600 barrels per day through December 2006. At March 31, 2006, a $1.00 change in the Brent oil price would result in a $0.2 million change in revenues under this contract through the remainder of 2006.
Interest Rate Risk
Our convertible senior notes bear interest at a fixed rate of 6%. We are exposed to changes in interest rates through the effect on interest earned on cash and cash equivalents. We do not currently use interest rate derivative financial instruments to manage exposure to interest rate changes, but may do so in the future.

Endeavour International Corporation
Item 4: Controls and Procedures
Evaluation of Disclosure Controls and Procedures
     As of the end of the period covered by this report, our management carried out an evaluation, with the participation of our co-chief executive officers (the “CEOs”), chief financial officer (“CFO”), and chief accounting officer (the “CAO”), of the effectiveness of our disclosure controls and procedures required by Rule 13a-15 of the Securities Exchange Act of 1934. Based on that evaluation, the CEOs, CFO and CAO believe:
(i) that our disclosure controls and procedures are designed to ensure (a) that information we are required to disclose in our reports filed or submitted under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and (b) that such information is accumulated and communicated to our management, including the CEOs, CFO and CAO, as appropriate, to allow timely decisions regarding required disclosure; and
(ii) that our disclosure controls and procedures are effective.
Changes in Internal Controls over Financial Reporting
     There has been no significant change in our internal controls over financial reporting during the period covered by this report that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.
Part II. Other Information
Item 1: Legal Proceedings
Information regarding our legal proceedings is included in Note 7 – Commitments and Contingencies to our Condensed Consolidated Financial Statements included herewith and is incorporated herein by reference.
Item 6: Exhibits
The following exhibits are included herein:

31.1 *	Certification of William L. Transier, Co-Chief Executive Officer, pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended.

31.2 *	Certification of John N. Seitz, Co-Chief Executive Officer, pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended.

31.3 *	Certification of Lance Gilliland, Chief Financial Officer, pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended.

31.4 *	Certification of Robert L. Thompson, Chief Accounting Officer, pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended.

Endeavour International Corporation

32.1 *	Certification of William L. Transier, Co-Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2 *	Certification of John N. Seitz, Co-Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.3 *	Certification of Lance Gilliland, Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.4 *	Certification of Robert L. Thompson, Chief Accounting Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed herewith.
Signatures
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
Endeavour International Corporation

Date: May 5, 2006	/s/ Lance Gilliland Lance Gilliland	/s/ Robert L. Thompson Robert L. Thompson
	Executive Vice President	Vice President and Chief
	and Chief Financial Officer	Accounting Officer
	(Principal Financial Officer)	(Principal Accounting Officer)

Index to Exhibits

31.1 *	Certification of William L. Transier, Co-Chief Executive Officer, pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended.

31.2 *	Certification of John N. Seitz, Co-Chief Executive Officer, pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended.

31.3 *	Certification of Lance Gilliland, Chief Financial Officer, pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended.

31.4 *	Certification of Robert L. Thompson, Chief Accounting Officer, pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended.

32.1 *	Certification of William L. Transier, Co-Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2 *	Certification of John N. Seitz, Co-Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.3 *	Certification of Lance Gilliland, Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.4 *	Certification of Robert L. Thompson, Chief Accounting Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed herewith.