Form 10-Q
period 2006-06-30
ENDEAVOUR INTERNATIONAL CORP
filed 2006-08-04
CIK 1112412

United States Securities and Exchange Commission
Washington, D.C. 20549
Form 10-Q
(Mark One)

☑	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the Quarterly Period Ended June 30, 2006
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
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☑ Yes      ☐ No
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act (check one):
Large accelerated filer ☐      Accelerated filer ☑      Non-accelerated filer ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐      ☑ No
As of July 31, 2006, 80,627,549 shares of the registrant’s common stock were outstanding.

Endeavour International Corporation
Index

Part I:
Item 1: Financial Statements
Condensed Consolidated Balance Sheets	1
Condensed Consolidated Statements of Operations	2
Condensed Consolidated Statements of Cash Flows	3
Notes to Condensed Consolidated Financial Statements	4
Item 2: Management’s Discussion and Analysis of Financial Condition and Results of Operations	16
Item 3: Quantitative and Qualitative Disclosures about Market Risk	22
Item 4: Controls and Procedures	22
Part II. Other Information
Item 1: Legal Proceedings	23
Item 4: Submission of Matters to a Vote of Security Holders	23
Item 6: Exhibits	24
Signatures	24
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

Item 1: Financial Statements
Endeavour International Corporation
Condensed Consolidated Balance Sheets
(Unaudited)
(Amounts in thousands, except share data)

	June 30, 2006	December 31, 2005

Assets
Current Assets:
Cash and cash equivalents	$38,581	$76,127
Accounts receivable	6,267	4,876
Prepaid expenses and other current assets	28,697	8,070

Total Current Assets	73,545	89,073

Property and Equipment, Net	87,655	59,084
Goodwill	27,795	27,795
Other Assets	8,772	11,014

Total Assets	$197,767	$186,966

Liabilities and Stockholders’ Equity
Current Liabilities:
Accounts payable	$10,426	$18,194
Accrued expenses and other	35,556	21,240

Total Current Liabilities	45,982	39,434

Long-Term Debt	81,250	81,250
Deferred Taxes	22,586	19,185
Other Liabilities	9,090	6,753

Total Liabilities	158,908	146,622

Commitments and Contingencies

Stockholders’ Equity:
Preferred stock (Liquidation preference: $2,537)	—	—
Common stock; shares issued and outstanding – 80,606,261 at 2006 and 75,489,052 shares at 2005	81	75
Additional paid-in capital	161,659	155,734
Accumulated other comprehensive loss	(4,104)	(4,578)
Deferred compensation	—	(9,437)
Accumulated deficit	(118,777)	(101,450)

Total Stockholders’ Equity	38,859	40,344

Total Liabilities and Stockholders’ Equity	$197,767	$186,966

See accompanying notes to consolidated financial statements.

Endeavour International Corporation
Condensed Consolidated Statements of Operations
(Unaudited)
(Amounts in thousands, except per share data)

	Three Months		Six Months
	Ended June 30,		Ended June 30,
	2006	2005	2006	2005

Revenues	$7,645	$9,091	$16,121	$16,793

Cost of Operations:
Operating expenses	3,011	2,958	5,156	5,374
Depreciation, depletion and amortization	2,231	2,243	4,527	4,461
Impairment of oil and gas properties	—	—	849	—
Equity loss from entities with oil and gas properties	—	—	—	79
General and administrative	5,298	4,373	10,749	8,525

Total Expenses	10,540	9,574	21,281	18,439

Loss From Operations	(2,895)	(483)	(5,160)	(1,646)

Other (Income) Expense:
Interest income	(548)	(626)	(1,169)	(944)
Interest expense	1,179	1,182	2,343	1,965
Gain on sale of oil and gas interests	—	(14,944)	—	(14,944)
Other (income) expense	3,833	(237)	4,082	(661)

Total Other (Income) Expense	4,464	(14,625)	5,256	(14,584)

Income (Loss) Before Minority Interest	(7,359)	14,142	(10,416)	12,938
Minority Interest	—	—	—	(470)

Income (Loss) Before Income Taxes	(7,359)	14,142	(10,416)	12,468
Income Tax Expense	2,991	2,885	6,832	3,864

Net Income (Loss)	(10,350)	11,257	(17,248)	8,604
Preferred Stock Dividends	39	39	79	79

Net Income (Loss) to Common Stockholders	$(10,389)	$11,218	$(17,327)	$8,525

Net Income (Loss) Per Common Share:
Basic	$(0.13)	$0.15	$(0.22)	$0.12

Diluted	$(0.13)	$0.13	$(0.22)	$0.11

Weighted Average Number of Common Shares Outstanding:
Basic	79,036	74,159	78,687	73,786

Diluted	79,036	93,095	78,687	76,094

See accompanying notes to consolidated financial statements.

Endeavour International Corporation
Condensed Consolidated Statements of Cash Flows
(Unaudited)
(Amounts in thousands)

	Six Months Ended June 30,
	2006	2005

Cash Flows from Operating Activities:
Net income (loss)	$(17,248)	$8,604
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation, depletion and amortization	4,527	4,461
Impairment of oil and gas properties	849	—
Deferred tax expense (benefit)	1,549	(341)
Unrealized loss on derivative instruments	3,302	—
Amortization of non-cash compensation	6,038	3,482
Fair market value adjustment of stock options	—	(392)
Gain on sale of oil and gas interests	—	(14,944)
Other	276	915
Changes in assets and liabilities:
(Increase) decrease in receivables	(1,390)	116
(Increase) decrease in other current assets	(8,698)	913
Increase (decrease) in accounts payable and accrued expenses	(3,123)	6,475

Net Cash Provided by (Used in) Operating Activities	(13,918)	9,289

Cash Flows From Investing Activities:
Capital expenditures	(21,627)	(10,179)
Acquisitions, net of cash acquired	(11,634)	(1,437)
Investment in Limited Partnership	—	(156)
Proceeds from sale of assets	—	19,465
(Increase) decrease in restricted cash	3,650	(1,876)

Net Cash Provided by (Used in) Investing Activities	(29,611)	5,817

Cash Flows From Financing Activities:
Proceeds from borrowings	—	81,250
Repayment of borrowings	—	(4,006)
Proceeds from warrant and stock option exercises	3,210	669
Financing costs paid	—	(3,648)
Other financing	—	(70)

Net Cash Provided by Financing Activities	3,210	74,195

Net Increase (Decrease) in Cash and Cash Equivalents	(40,319)	89,301
Effect of Foreign Currency Changes on Cash	2,773	(2,168)
Cash and Cash Equivalents, Beginning of Period	76,127	8,975

Cash and Cash Equivalents, End of Period	$38,581	$96,108

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
Income (Loss) Per Share
Basic income (loss) per common share is computed by dividing net loss attributable to common stockholders by the weighted average number of common shares outstanding for the period. Diluted income (loss) per share includes the effect of our outstanding stock options, warrants and shares issuable pursuant to convertible debt and certain stock incentive plans under the treasury stock method, if including such instruments is dilutive.

Endeavour International Corporation
Notes to Condensed Consolidated Financial Statements
(Unaudited)

	Three Months Ended		Six Months Ended
(Amounts in thousands, except per share data)	June 30,		June 30,
	2006	2005	2006	2005

Net income (loss) to common stockholders Basic	$(10,389)	$11,218	$(17,327)	$8,525
Add Effect of:
Convertible debt	—	1,199	—	—
Certain stock incentive plans	—	43	—	—

Diluted	$(10,389)	$12,460	$(17,327)	$8,525

Weighted Average Number of Common Shares Outstanding:
Basic	79,036	74,159	78,687	73,786
Add Effect of:
Stock options	—	1,016	—	1,100
Warrants	—	1,129	—	1,208
Convertible debt	—	16,185	—	—
Certain stock incentive plans	—	606	—	—

Diluted	79,036	93,095	78,687	76,094

For the six months ended June 30, 2006, 18.4 million common shares potentially issuable, relating to convertible debt, outstanding options and warrants and certain stock incentive plans, were excluded from diluted weighted average shares outstanding as their effects were anti-dilutive (i.e., reduce the net loss per share). For the six months ended June 30, 2005, 14.4 million common shares potentially issuable related to convertible debt and certain stock incentive plans were excluded from diluted weighted average shares outstanding as their effects were anti-dilutive (i.e., increase the net income per share).
Other-Than-Temporary Impairments of Debt and Equity Securities
In November 2005, accounting standards were revised to provide guidance for determining and measuring other-than-temporary impairments of debt and equity securities. The new guidance is effective for reporting periods beginning after December 15, 2005. At June 30, 2006, available-for-sale investments in our marketable securities had unrealized losses totaling $0.9 million which are recorded in Other Accumulated Comprehensive Income. This investment represents equity securities in a publicly traded oil and gas exploration company. We have determined that the unrealized losses as of June 30, 2006 do not represent an other-than-temporary decline in value, primarily due to both our assessment that there are no specific adverse conditions affecting the investment, and our ability to hold the investment through a downturn in market value which may be caused by results of short-term exploration activities. If our assessment regarding these factors were to change, we may be required to record an impairment charge equal to the difference between the fair value of the securities and the amortized cost of the securities.

Endeavour International Corporation
Notes to Condensed Consolidated Financial Statements
(Unaudited)
Adoption of Fair Value Accounting for Share-Based Payments
In December 2004, the Financial Accounting Standards Board (“FASB”) revised rules that require all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair values. We adopted these new rules effective January 1, 2006 using the modified prospective method in which the prior period financial statements are not restated. The share-based compensation cost is measured at the grant date, based on the calculated fair value of the award, and is recognized as an expense over the employee’s requisite service period (generally the vesting period of the equity award). Prior to January 1, 2006, we accounted for share-based compensation to employees under the intrinsic value method.
The adoption of these new rules resulted in a cumulative effect of change in accounting principle, net of tax, of less than $60,000. Because the amount was immaterial, we have included it in general and administrative expense on our consolidated statement of income.
It is our policy to use unissued shares of stock when stock options are exercised. At June 30, 2006, we had approximately 1.7 million additional shares available for issuance pursuant to our existing stock incentive plan.
New Accounting Developments
In July 2006, the FASB issued an interpretation which clarifies the accounting for uncertainty in income taxes recognized in a company’s financial statements by prescribing a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken in a tax return. The interpretation also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition.
This new accounting guidance is effective for fiscal years beginning after December 15, 2006. We are reviewing the interpretation and analyzing the potential impact, if any, of this new guidance.
Note 2 – Stock-Based Compensation Arrangements
We grant restricted stock and stock options, including notional restricted stock and options, to employees and directors as incentive compensation. The notional restricted stock and options may be settled in cash or stock upon vesting, at the Company’s option. It has been the company’s practice to settle in stock. The restricted stock and options generally vest over three years and the options have a five year expiration. The vesting of these shares and options is dependent upon the continued service of the grantees to the Company. Upon the occurrence of a change in control, each share of restricted stock and stock option outstanding on the date on which the change in control occurs will immediately become vested. For the second quarter of

Endeavour International Corporation
Notes to Condensed Consolidated Financial Statements
(Unaudited)
2006, we included non-cash stock-based compensation of $2.1 million and $0.9 million in general and administrative expenses and capitalized general and administrative expenses, respectively. For the six months ended June 30, 2006, we included non-cash stock-based compensation of $4.2 million and $1.9 million in general and administrative expenses and capitalized general and administrative expenses, respectively. At June 30, 2006, total compensation costs related to nonvested awards not yet recognized was approximately $17.0 million and is expected to be recognized over a weighted average period of less than two years.
Stock Options
The fair value of each option award is estimated on the date of grant using the Black-Scholes option-pricing model. Expected volatility is based on an average of our peer companies due to the lack of relevant Endeavour volatility information for the length of the expected term. The expected term is the average of the vesting date and the expiration of the option. We use historical data to estimate option exercises and employee terminations within the valuation model. The risk-free rate for periods within the contractual life of the option is based on the U.S. treasury yield curve in effect at the time of grant. The following table sets forth the assumptions used to determine compensation cost for our non-qualified stock options granted during the six months ended June 30, 2006.

2006

Risk free rate	4.3%
Expected years until exercise	4
Expected stock volatility	38%
Dividend yield	—

Endeavour International Corporation
Notes to Condensed Consolidated Financial Statements
(Unaudited)
Information relating to stock options, including notional stock options, is summarized as follows:

		Weighted	Weighted
		Average	Average
		Exercise	Contractual	Aggregate
	Number	Price per	Life in	Intrinsic
(Amounts in thousands, except per share and year data)	of Shares	Share	Years	Value

Balance outstanding – December 31, 2005	4,907	$3.13
Granted	930	3.38
Exercised	(67)	2.00
Forfeited	(113)	2.75
Expired	(293)	3.04

Balance outstanding – June 30, 2006	5,364	3.18	3.3	$714

Currently exercisable – June 30, 2006	2,240	2.54	2.7	$476

The weighted average grant-date fair value of options granted during 2006 was $1.22 per option.
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
Restricted Stock
At June 30, 2006, our employees and directors held 4.7 million restricted shares of our common stock that vest over the service period of up to three years. The restricted stock awards were valued based on the closing price of our common stock on the measurement date, typically the date of grant, and compensation expense is recorded on a straight-line basis over the restricted share vesting period.
Status of the restricted shares as of June 30, 2006 and the changes during the six months ended June 30, 2006 is presented below:

Endeavour International Corporation
Notes to Condensed Consolidated Financial Statements
(Unaudited)

		Weighted
		Average Grant
		Date Fair
	Number of	Value per
(Amounts in thousands, except per share data)	Shares	Share

Balance outstanding – December 31, 2005	4,412	$3.99
Granted	2,257	$3.46
Vested	(1,674)	$3.70
Forfeited	(340)	$3.04

Balance outstanding – June 30, 2006	4,655	$3.89

Total fair value of shares vesting during the period	$4,707

Pro Forma Disclosures
During 2003, we granted 700,000 options to then-current directors and 495,000 of these options remain outstanding at June 30, 2006. While all the options granted had an exercise price higher than the market value of the stock on the date of grant, a subsequent modification of these options has triggered variable accounting. Prior to the adoption of the fair value method of accounting for stock-based compensation, we were required to record compensation expense if the modified option price is lower than the market price of the stock at the end of a reporting period until the options expire or are exercised. For the three and six months ended June 30, 2005, we recorded non-cash general and administrative expenses of $0.1 million and $(0.4), respectively, related to these options.
Had compensation expense been determined under fair value provisions, our net income and net income per share would have been the following:

Endeavour International Corporation
Notes to Condensed Consolidated Financial Statements
(Unaudited)

	Three Months Ended	Six Months Ended
(Amounts in thousands, except per share data)	June 30,	June 30,
	2005	2005

Net income to common stockholders, as reported	$11,218	$8,525
Add:
Stock-based compensation expense as reported	1,159	1,755
Less:
Total stock-based compensation expense determined under fair-value-based method for all awards, net of tax	(1,339)	(2,680)

Pro forma net income	$11,038	$7,600

Income per share – as reported:
Basic	$0.15	$0.12

Diluted	$0.13	$0.11

Income per share – pro forma:
Basic	$0.15	$0.10

Diluted	$0.13	$0.10

These pro forma amounts may not be representative of future amounts since the estimated fair value of stock options is amortized to expense over the vesting period and additional options may be issued in future years. The estimated fair value of each option granted was calculated using the Black-Scholes option-pricing model. The following summarizes the weighted average of the assumptions used in the method.

2005

Risk free rate	3.9%
Expected years until exercise	5.0
Expected stock volatility	48%
Dividend yield	—

Endeavour International Corporation
Notes to Condensed Consolidated Financial Statements
(Unaudited)
Note 3 – Acquisitions and Dispositions
Purchase of Minority Interest in OER Oil AS
In January 2005, we purchased the remaining 23.34% minority interest, representing 1,299,772 shares, in OER Oil AS (“OER”), a privately held Norwegian exploration and production company based in Oslo, Norway (the “OER Acquisition”), for consideration of NOK 6.98 per share in cash and 1.68 shares of our common stock per share of OER. The aggregate consideration paid of $10.7 million was approximately $1.4 million in cash and 2,183,617 shares of our common stock. As a result of this purchase, goodwill increased by $7.7 million.
Purchase of Interest in Enoch Field
During the second quarter of 2006, we invested $12 million for the purchase of an eight percent interest in the Enoch Field located in Block 16/13a in the North Sea.
Sale of Partnership Interests in Thailand Project
During the second quarter of 2005, we sold our partnership interests in Thailand to a private entity for net cash proceeds of approximately $19 million. We recorded a gain on the sale of these interests of approximately $15 million.
Pending Acquisition
During the second quarter of 2006, we announced that our subsidiary, Endeavour Energy UK Limited, entered into an agreement with a subsidiary of Talisman Energy Inc. to purchase all of the outstanding shares of Talisman Expro Limited for US $414 million (the “Talisman Acquisition”). Seven producing fields in the United Kingdom sector of the North Sea are included in the transaction. At June 30, 2006, approximately $14.7 million of various costs to secure financing and professional fees associated with the Talisman Acquisition are included in prepaid expenses and accrued expenses.
We expect to close this transaction before the end of the year with a January 1, 2006 effective date. The purchase is subject to approval of governmental regulatory authorities and third party consents.

Endeavour International Corporation
Notes to Condensed Consolidated Financial Statements
(Unaudited)
Note 4 — Property and Equipment
Property and equipment included the following:

(Amounts in thousands)	June 30, 2006	December 31, 2005

Oil and gas properties under the full cost method:
Subject to amortization	$54,394	$50,424
Not subject to amortization:
Acquired in 2006	29,825	—
Acquired in 2005	15,785	15,785
Acquired in 2004	23,498	24,339

	123,502	90,548
Other oil and gas assets	4,875	4,875

Computers, furniture and fixtures	1,659	1,351

Total property and equipment	130,035	96,774

Accumulated depreciation, depletion and amortization	(42,380)	(37,690)

Net property and equipment	$87,655	$59,084

The costs not subject to amortization relate to unproved properties and properties being made ready to be placed in service which are excluded from amortized capital costs until it is determined whether or not proved reserves can be assigned to such properties. All the costs related to the acquisition of the Enoch field are classified as unevaluated and are not subject to amortization at June 30, 2006. During 2006, we recorded $0.9 million in impairment of oil and gas properties related to exploratory wells. We capitalized $2.4 million and $1.9 million in certain employee costs directly related to exploration activities for the quarter ended June 30, 2006 and 2005, respectively. We capitalized $5.1 million and $3.5 million in certain employee costs directly related to exploration activities for the six months ended June 30, 2006 and 2005, respectively.
Note 5 – Derivative Instruments
At June 30, 2006 we have an oil commodity swap where we pay market IPE Brent and receive a fixed price that ranges from $41.00 per barrel to $40.00 per barrel. The contract covers 600 barrels per day through December 2006 and has been accounted for as a hedge. For the three and six months ended June 30, 2006, we realized $1.6 million and $2.7 million, respectively, as a reduction to revenue related to settlements for this contract. For the three and six months ended June 30, 2005, we realized $0.4 million and $0.5 million, respectively, as a reduction to revenue related to settlements for this contract. We did not exclude any component of the hedging instrument’s gain or loss when assessing effectiveness. At June 30, 2006, the net deferred loss recognized in accumulated other comprehensive income was $3.1 million, net of tax, all of

Endeavour International Corporation
Notes to Condensed Consolidated Financial Statements
(Unaudited)
which is expected to be transferred out of accumulated other comprehensive income and recognized within earnings over the next 6 months.
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
In connection with the pending Talisman Acquisition, we entered into various oil and gas derivative instruments to stabilize cash flows from the assets to be acquired. Hedge accounting has not been elected for these instruments and during the second quarter of 2006, we recorded $3.3 million in other expense related to the net unrealized losses for these contracts. The fair market value of these derivative instruments is included in our balance sheet as follows: $7.3 million in prepaid expenses and other current assets; $0.8 million in other long-term assets; $1.5 million in accrued expenses and other current liabilities; and $1.5 million in other long-term liabilities.
At June 30, 2006, we had the following derivative instruments related to future oil and gas production outstanding:

				Average
				2010 -
	2007	2008	2009	2011
Oil:
Swap (Barrels)	525,156	533,256	567,600	335,100
Weighted Average Price ($/Barrel)	$71.17	$70.51	$69.82	$68.46

Deal Contingent Swaption (Barrels)	390,432	247,656	86,280	—
Weighted Average Price ($/Barrel)	$65.00	$65.00	$65.00	—

Deal Contingent Swap (Barrels)	195,216	125,628	43,140	195,120
Weighted Average Price ($/Barrel)	$71.58	$69.56	$67.54	$65.30

Gas:
Swap (Mcf) (1)	446,050	1,005,150	1,018,850	825,688
Weighted Average Price (£/Mcf)	£6.24	£5.85	£5.60	£5.28

Deal Contingent Swap (Mcf) (1)	2,128,868	1,671,016	368,164	3,588
Weighted Average Price (£/Mcf)	£6.11	£5.79	£5.56	£5.32

(1)	Gas derivative contracts are designated in therms and have been converted to MCF at a rate of 10 therm to 1 Mcf.

Endeavour International Corporation
Notes to Condensed Consolidated Financial Statements
(Unaudited)
Under the deal contingent swaption, we have no payments if the Talisman Acquisition does not close. If the Talisman Acquisition closes, we pay $3.3 million and have an option to enter a oil swap for the volumes and prices listed above. Under the deal contingent oil and gas swaps, we paid $5.1 million during the second quarter of 2006 to enter these contracts. If the Talisman Acquisition closes, we have oil and gas swaps for the volumes and prices listed above. If the Talisman Acquisition does not close, we will not have oil and gas swaps under these contracts.
Note 6 – Supplemental Cash Flow Information
During the first quarter of 2006, we issued 1.5 million shares of our common stock in connection with the settlement of litigation. See Note 8.
As described above, in the first quarter of 2005, we purchased the minority interest in OER for a combination of cash and common stock.
Note 7 – Comprehensive Income (Loss)
Excluding net income (loss), our source of comprehensive income (loss) is from the net unrealized loss on commodity derivative instruments and marketable securities, which are classified as available-for-sale. The following summarizes the components of comprehensive income (loss):

	Three Months Ended		Six Months Ended
(Amounts in thousands)	June 30,		June 30,
	2006	2005	2006	2005

Net income (loss)	$(10,350)	$11,257	$(17,248)	$8,604
Unrealized loss on commodity derivative instruments, net of tax	(1,842)	(564)	(2,810)	(3,508)
Unrealized loss on marketable securities	(387)	(288)	(27)	(276)
Reclassification adjustment for loss realized in net loss above	1,358	244	2,308	394

Net impact on comprehensive income (loss)	(871)	(608)	(529)	(3,390)

Comprehensive income (loss)	$(11,221)	$10,649	$(17,777)	$5,214

Endeavour International Corporation
Notes to Condensed Consolidated Financial Statements
(Unaudited)
Note 8 – Commitments and Contingencies
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
During the second quarter of 2006, a wholly owned subsidiary entered into a rig commitment for 220 days over a one-year period beginning in March 2007 for the United Kingdom sector of the North Sea. The value of this contact is approximately $66 million. The arrangement with Applied Drilling Technology International, a division of GlobalSantaFe, will be for the GSF Magellan, a heavy-duty harsh environment jack-up suitable for most drilling activities the company will operate in 2007-2008.

Endeavour International Corporation
Cautionary Statement for Forward-Looking Statements
The information contained in this Quarterly Report on Form 10-Q and in other public statements by the Company and Company officers or directors includes or may contain certain forward-looking statements. The words “may,” “will,” “expect,” “anticipate,” “believe,” “continue,” “estimate,” “project,” “intend,” and similar expressions used in this Report are intended to identify forward-looking statements within the meaning of Section 27A of the U.S. Securities Act of 1933 and Section 21E of the U.S. Securities Exchange Act of 1934. You should not place undue reliance on these forward-looking statements, which speak only as of the date made. We undertake no obligation to publicly release the result of any revision of these forward-looking statements to reflect events or circumstances after the date they are made or to reflect the occurrence of unanticipated events. You should also know that such statements are not guarantees of future performance and are subject to risks, uncertainties and assumptions. These factors include, but are not limited to, those risks described in detail in the Company’s Annual Report on Form 10-K/A, the Company’s Current Report on Form 10-Q for the quarter ended March 31, 2006 under the caption “Risk Factors” and other filings with the Securities and Exchange Commission. In addition, we cannot guarantee that the Talisman Acquisition will close or that we will be able to secure favorable financing terms to fund the acquisition. Should any of these risks or uncertainties materialize, or should any of these assumptions prove incorrect, actual results may differ materially from those included within the forward-looking statements.

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
Pending Acquisition
During the second quarter of 2006, we entered into an agreement with a subsidiary of Talisman Energy Inc. to purchase all of the outstanding shares of Talisman Expro Limited for US $414

Endeavour International Corporation
million (the “Talisman Acquisition”). This acquisition will significantly increase the size of our operations and reserves upon closing, which is expected to occur before the end of the year. The Talisman Acquisition will provide our first production in the UK and should also provide cash flow to support our ongoing exploration drilling program. The purchase is subject to approval of governmental regulatory authorities and third party consents.
The assets to be acquired in the Talisman Acquisition include seven producing fields in the United Kingdom sector of the North Sea with approximately 9,100 barrels of oil equivalent per day in current production. Those producing areas will include the following fields:

	Interest	Operator	Hydrocarbon
Alba	2.25%	Chevron	Oil
Bittern	2.38%	Shell	Oil/Gas
Goldeneye	7.50%	Shell	Gas/Condensate
Ivanhoe, Rob Roy, Hamish	23.46%	Hess	Oil
Renee	77.50%	Endeavour	Oil
Rubie	40.78%	Endeavour	Oil
Rochelle	55.62%	Endeavour	Oil
Total estimated cash costs for the Talisman Acquisition, including various costs to secure financing and put a commodity hedging program in place, are estimated to be approximately $469 million. We have secured financing commitments for $550 million — a potential $300 million through a five-year term loan facility that would bear interest at LIBOR plus 4% and a potential $250 million for issuance of convertible preferred stock. We are continuing to pursue these and other financing opportunities and currently anticipate the transaction financing to consist of the following:

Net cash flow from January 1, 2006 from the acquired assets (1)	$40
Cash on hand	19
Convertible preferred stock (2)	125 – 250
Senior bank facility (3)	150 – 200
Other debt or equity	0 – 135

$469

(1)	Assumes a September 30, 2006 closing and includes assumed interest paid on acquisition purchase price from January 1, 2006 through September 30, 2006.

(2)	Convertible preferred stock would pay 8% dividends in cash or stock, at our option and would have a conversion price of $3.40. Such terms are subject to adjustment upon occurrence of certain events.

(3)	North Sea Reserve Based loans typically bear interest at LIBOR plus 1% to 3%.
Results of Operations
Our producing assets are concentrated in Norway with interests in two producing fields, both operated by Norsk Hydro. Oil and condensate sales volumes decreased from the second quarter

Endeavour International Corporation
of 2005 to the second quarter of 2006 primarily due to planned shut-downs at one of the producing fields for maintenance. Oil and condensate sales volumes decreased from the six months ended June 30, 2005 to the same period of 2006 primarily due to the planned shut-down, the schedule of tanker liftings between the periods and delays in development activities. With the significant increases in worldwide oil and gas commodity prices from 2005 to 2006, our revenues and realized prices have increased correspondingly, partially offset by the losses realized under our oil hedging activities. During the second quarter of 2006 and 2005, we realized $1.6 million and $0.4 million, respectively, as a reduction to revenue related to settlements of oil hedging activities. During the six months ended June 30, 2006 and 2005, we realized $2.7 million and $0.5 million, respectively, as a reduction to revenue related to settlements of oil hedging activities. The following table shows our average sales volumes and sales prices:

	Three Months Ended		Six Months Ended
(Amounts in thousands)	June 30,		June 30,
	2006	2005	2006	2005

Oil and condensate sales (Bbl)	128,832	171,533	272,553	338,851
Oil and condensate price ($ per Bbl)	$69.32	$52.21	$65.50	$49.93
Oil and condensate price, including the impact of hedging activities ($ per Bbl)	$57.06	$49.88	$55.65	$48.32

Gas sales (Mcf)	38,024	41,423	92,377	82,235
Gas price ($ per Mcf)	$7.73	$6.37	$10.33	$5.12
Operating expenses decreased by $0.2 million for the six months ended June 30, 2006 as compared to the same period in 2005 primarily due to the scheduling of tanker liftings between the periods.
Impairment of oil and gas properties of $0.9 million for the six months ended June 30, 2006 represents the final abandonment and rig demobilization costs incurred on the Turriff well which was determined to be unsuccessful in the fourth quarter of 2005. All other costs for the Turriff well were included in impairments during the fourth quarter of 2005.
General and administrative (“G&A”) expenses increased to $5.3 million during the second quarter of 2006 as compared to $4.4 million for the corresponding period in 2005. G&A expenses increased to $10.7 million during the six months ended June 30, 2006 as compared to $8.5 million for the corresponding period in 2005. This increase was driven primarily by increases in compensation costs including non-cash stock-based compensation. Compensation costs increased as we increased operational, technical and financial staff to support our drilling program. Non-cash stock-based compensation increased as a result of the adoption of the fair value method of accounting for share-based payments effective January 1, 2006 and the issuance of additional stock-based compensation under the long-term incentive plan. Components of G&A expenses for these periods are as follows:

Endeavour International Corporation

	Three Months Ended		Six Months Ended
(Amounts in thousands)	June 30,		June 30,
	2006	2005	2006	2005

Compensation	$3,275	$2,444	$6,484	$4,971
Consulting, legal and accounting fees	818	1,006	1,929	1,912
Occupancy costs	180	417	403	703
Other expenses	508	574	1,029	932

Total gross cash G&A expenses	4,781	4,441	9,845	8,518

Non-cash stock-based compensation	2,899	1,727	6,038	3,859
Fair market value adjustment of stock options	—	97	—	(392)

Total gross non-cash G&A expenses	2,899	1,824	6,038	3,467

Gross G&A expenses	7,680	6,265	15,883	11,985
Less: capitalized G&A expenses	(2,382)	(1,892)	(5,134)	(3,460)

Net G&A expenses	$5,298	$4,373	$10,749	$8,525

Interest expense increased to $2.3 million for the six months ended June 30, 2006 as compared to $2.0 million for the corresponding period in 2005 primarily due to the issuance of our convertible senior notes during the middle of the first quarter of 2005. The increase in cash generated as a result of the issuance of our convertible senior notes is also the primary reason for the increase in interest income to $1.2 million for the six months ended June 30, 2006.
Income Taxes
Our tax expense, relating solely to our Norwegian operations, of $6.8 million and $3.9 million for the six months ended June 30, 2006 and 2005, respectively, includes $1.9 million and $(1.2) million, respectively of foreign currency (gains) losses attributable to tax liability balances. For the six months ended June 30, 2006 and 2005, our Norwegian operations had income before taxes of $3.7 million and $7.3 million, respectively, as compared to a net income (loss) before taxes of $(10.4) million and $12.5 million, respectively, for us on a consolidated basis. During each of the periods presented for 2006 and 2005, we did not record any income tax benefits on our non-Norwegian operations as there was no assurance that we could generate any taxable earnings, and therefore recorded valuation allowances on the full amount of deferred tax assets generated. The gain from the sale of our partnership interests in 2005 were substantially offset by other current year tax losses in the U.S.
Our tax expense of $3.0 million and $2.9 million for the second quarter of 2006 and 2005, respectively, includes $1.2 million and $(0.4) million, respectively of foreign currency (gains) losses attributable to tax liability balances. For the second quarter of 2006 and 2005, our Norwegian operations had income before taxes of $1.2 million and $4.2 million, respectively, as compared to a net income (loss) before taxes of $(7.4) million and $14.1 million, respectively, for us on a consolidated basis.

Endeavour International Corporation
Liquidity and Capital Resources
Cash flows used by operating activities were $13.9 million for the six months ended June 30, 2006 as compared to cash flows provided by operating activities of $9.3 million for the six months ended June 30, 2005 primarily due to lower revenues in 2006 resulting from the decreased production discussed above, higher interest expense in 2006 as discussed above and the changes in assets and liabilities between the two periods.
During the six months ended June 30, 2006, we have incurred approximately $21.3 million in exploration and development capital expenditures, primarily related to our drilling activities on the Cygnus well, final abandonment costs for the Turriff well, which was determined to be unsuccessful in the fourth quarter of 2005, and development expenditures on our producing fields in Norway and the Enoch field. During 2006, we also purchased the eight percent interest in the Enoch field for approximately $11.6 million. Exploration and development capital expenditures for the six months ended June 30, 2005 were $10.2 million which were primarily incurred in Norway since we did not begin drilling in the UK until the last half of 2005.
In addition, we sold our partnership interests in Thailand in April 2005 for net cash proceeds of approximately $19 million. Proceeds from the sale and capital expenditures originally targeted for Thailand were used to accelerate North Sea drilling activity in 2005.
In the first quarter of 2005, we issued $81.25 million in convertible senior notes due 2012. Interest expense on the senior notes is expected to be approximately $4.9 million annually and we anticipate being able to fund interest payments from cash flows from operating activities.
As previously discussed, we have a pending acquisition that will require significant financing. We are currently working to secure favorable terms for that financing and expect the transaction to close before the end of the year. The exact nature, terms and amounts of the various financing opportunities are still being determined.
Drilling Program
We currently anticipate exploration and development capital expenditures in 2006 to be approximately $42 million. It is expected that over $32 million of the 2006 capital program will be spent in the United Kingdom with the remaining $10 million spent in Norway. We may increase or decrease our planned activities for 2006 or pursue other attractive exploratory prospects, depending upon drilling results, potential acquisition candidates, product prices, the availability of capital resources, and other factors affecting the economic viability of such activities. In addition to the exploration and development budget, we invested $12 million for the purchase of an eight percent interest in the Enoch Field located in Block 16/13a in the North Sea during the second quarter of 2006.
Capital expenditures for 2006 reflect the continuation of our North Sea exploratory drilling program and development expenditures for existing operations in Norway and development drilling on the Enoch field. The first of our wells to begin drilling in 2006, the Cygnus well, was spud in early February 2006 in the UK sector of the North Sea. The well has successfully tested

Endeavour International Corporation
as a gas discovery with significant potential upside. Operations at the site are being suspended following the completion of testing. It is expected that most of the key pre-development studies needed to facilitate a commerciality decision will be completed by the end of this year. Given a positive decision, it is anticipated that production could be initiated by the middle of 2008. The accumulation is located within close proximity to several potential transportation routes.
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
During the second quarter of 2006, a wholly owned subsidiary entered into a rig commitment for 220 days over a one-year period beginning in March 2007 for the United Kingdom sector of the North Sea. The value of this contact is approximately $66 million. The arrangement with Applied Drilling Technology International, a division of GlobalSantaFe, will be for the GSF Magellan, a heavy-duty harsh environment jack-up suitable for most drilling activities the company will operate in 2007-2008.
As is common in the oil and gas industry, we operate in many instances through joint ventures under joint operating or similar agreements. Typically, the operator under a joint operating agreement enters into contracts, such as rig commitment contracts, for the benefit of all joint venture partners. Through the joint operating agreement, the non-operators reimburse, and in some cases advance, the funds necessary to meet the contractual obligations entered into by the operator. These obligations are typically shared on a “working interest” basis. The joint operating agreement provides remedies to the operator in the event that the non-operator does not satisfy its share of the contractual obligations. Occasionally, the operator is permitted by the joint operating agreement to enter into lease obligations and other contractual commitments that are then passed on to the non-operating joint interest owners as lease operating expenses, frequently without any identification as to the long-term nature of any commitments underlying such expenses.
Disclosures About Contractual Obligations and Commercial Commitments
See “Anticipated Capital Expenditures” above for a discussion of our rig commitments.

Endeavour International Corporation
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
See Note 5 to our Condensed Consolidated Financial Statements for a summary of our derivative instruments at June 30, 2006.
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

Endeavour International Corporation
Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and (b) that such information is accumulated and communicated to our management, including the CEOs, CFO and CAO, as appropriate, to allow timely decisions regarding required disclosure; and
(ii) that our disclosure controls and procedures are effective.
Changes in Internal Controls over Financial Reporting
There has been no change in our internal controls over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f), during the quarter ended June 30, 2006 that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.
Part II. Other Information
Item 1: Legal Proceedings
Information regarding our legal proceedings is included in Note 8 – Commitments and Contingencies to our Condensed Consolidated Financial Statements included herewith and is incorporated herein by reference.
Item 4. Submission of Matters to a Vote of Security Holders
At the Annual Meeting of Stockholders of the Company held on June 1, 2006, the stockholders elected two Class II directors to serve three-year terms, and approved an amendment to our Amended and Restated Articles of Incorporation to increase the number of authorized shares of common stock from 150,000,000 to 300,000,000.
Votes cast were as follows:

				Broker
	For	Against	Abstained	Non-Votes
Election as a Director of the Company of:
John N. Seitz	57,175,570	—	269,044	—
Nancy K. Quinn	57,111,919	—	332,695	—

Approval of an amendment to the Articles of Incorporation	54,363,674	2,682,792	398,147	1

Endeavour International Corporation
Item 6: Exhibits
The following exhibits are included herein:

31.1 *	Certification of William L. Transier, Co-Chief Executive Officer, pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended.

31.2 *	Certification of John N. Seitz, Co-Chief Executive Officer, pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended.

31.3 *	Certification of Lance Gilliland, Chief Financial Officer, pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended.

31.4 *	Certification of Robert L. Thompson, Chief Accounting Officer, pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended.

32.1 *	Certification of William L. Transier, Co-Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2 *	Certification of John N. Seitz, Co-Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.3 *	Certification of Lance Gilliland, Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.4 *	Certification of Robert L. Thompson, Chief Accounting Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed herewith.
Signatures
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
Endeavour International Corporation

Date: August 4, 2006	/s/ Lance Gilliland	/s/ Robert L. Thompson

	Lance Gilliland	Robert L. Thompson
	Executive Vice President and	Vice President and Chief
	Chief Financial Officer	Accounting Officer
	(Principal Financial Officer)	(Principal Accounting
Officer)

EXHIBIT INDEX

31.1 *	Certification of William L. Transier, Co-Chief Executive Officer, pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended.

31.2 *	Certification of John N. Seitz, Co-Chief Executive Officer, pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended.

31.3 *	Certification of Lance Gilliland, Chief Financial Officer, pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended.

31.4 *	Certification of Robert L. Thompson, Chief Accounting Officer, pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended.

32.1 *	Certification of William L. Transier, Co-Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2 *	Certification of John N. Seitz, Co-Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.3 *	Certification of Lance Gilliland, Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.4 *	Certification of Robert L. Thompson, Chief Accounting Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed herewith.