Form 10-Q
period 2006-09-30
ENDEAVOUR INTERNATIONAL CORP
filed 2006-11-08
CIK 1112412

United States Securities and Exchange Commission
Washington, D.C. 20549
Form 10-Q
(Mark One)

☑	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the Quarterly Period Ended September 30, 2006
or

☐	Transition Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934
For the transition period from                      to
Commission file number: 1-13463
Endeavour International Corporation
(Exact name of registrant as specified in its charter)

Nevada	88-0448389

(State or other jurisdiction of incorporation	(I.R.S. Employer Identification No.)
or organization)

1000 Main Street, Suite 3300, Houston, Texas	77002
(Address of principal executive offices)	(Zip code)
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
Large accelerated filer ☐      Accelerated filer ☑       Non-accelerated filer ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☑ No
As of November 3, 2006, 115,765,177 shares of the registrant’s common stock were outstanding.

Endeavour International Corporation

Item 1: Financial Statements
Endeavour International Corporation
Condensed Consolidated Balance Sheets
(Unaudited)
(Amounts in thousands, except share data)

	September 30, 2006	December 31, 2005

Assets
Current Assets:
Cash and cash equivalents	$32,543	$76,127
Accounts receivable	3,804	4,876
Prepaid expenses and other current assets	33,396	8,070

Total Current Assets	69,743	89,073

Property and Equipment, Net	94,706	59,084
Goodwill	27,795	27,795
Other Assets	17,658	11,014

Total Assets	$209,902	$186,966

Liabilities and Stockholders’ Equity
Current Liabilities:
Accounts payable	$10,619	$18,194
Accrued expenses and other	29,834	21,240

Total Current Liabilities	40,453	39,434

Long-Term Debt	81,250	81,250
Deferred Taxes	22,045	19,185
Other Liabilities	7,428	6,753

Total Liabilities	151,176	146,622

Commitments and Contingencies

Stockholders’ Equity:
Preferred stock (Liquidation preference: $2,576)	—	—
Common stock; shares issued and outstanding – 80,708,015 at 2006 and 75,489,052 shares at 2005	81	75
Additional paid-in capital	164,851	155,734
Accumulated other comprehensive loss	(2,653)	(4,578)
Deferred compensation	—	(9,437)
Accumulated deficit	(103,553)	(101,450)

Total Stockholders’ Equity	58,726	40,344

Total Liabilities and Stockholders’ Equity	$209,902	$186,966

See accompanying notes to consolidated financial statements.

Endeavour International Corporation
Condensed Consolidated Statements of Operations
(Unaudited)
(Amounts in thousands, except per share data)

	Three Months		Nine Months
	Ended September 30,		Ended September 30,
	2006	2005	2006	2005

Revenues	$6,726	$10,852	$22,847	$27,645

Cost of Operations:
Operating expenses	2,556	2,569	7,712	7,943
Depreciation, depletion and amortization	3,374	2,399	7,901	6,860
Impairment of oil and gas properties	—	9,394	849	9,394
Equity loss from entities with oil and gas properties	—	—	—	79
General and administrative	5,447	5,730	16,196	14,255

Total Expenses	11,377	20,092	32,658	38,531

Loss From Operations	(4,651)	(9,240)	(9,811)	(10,886)

Other (Income) Expense:
Interest income	(435)	(770)	(1,604)	(1,714)
Interest expense	1,041	1,150	3,384	3,115
Gain on sale of oil and gas interests	—	(22)	—	(14,966)
Unrealized gain on derivative instruments	(20,453)	—	(17,151)	—
Other (income) expense	(621)	(26)	158	(687)

Total Other (Income) Expense	(20,468)	332	(15,213)	(14,252)

Income (Loss) Before Minority Interest	15,817	(9,572)	5,402	3,366
Minority Interest	—	—	—	(470)

Income (Loss) Before Income Taxes	15,817	(9,572)	5,402	2,896
Income Tax Expense	553	4,850	7,386	8,714

Net Income (Loss)	15,264	(14,422)	(1,984)	(5,818)
Preferred Stock Dividends	(39)	(39)	(118)	(118)

Net Income (Loss) to Common Stockholders	$15,225	$(14,461)	$(2,102)	$(5,936)

Net Income (Loss) Per Common Share:
Basic	$0.19	$(0.19)	$(0.03)	$(0.08)

Diluted	$0.17	$(0.19)	$(0.03)	$(0.08)

Weighted Average Number of Common Shares Outstanding:
Basic	80,647	74,656	79,722	74,084

Diluted	97,033	74,656	79,722	74,084

See accompanying notes to consolidated financial statements.

Endeavour International Corporation
Condensed Consolidated Statements of Cash Flows
(Unaudited)
(Amounts in thousands)

	Nine Months Ended
	September 30,
	2006	2005

Cash Flows from Operating Activities:
Net loss	$(1,984)	$(5,818)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation, depletion and amortization	7,901	6,860
Impairment of oil and gas properties	849	9,394
Deferred tax expense	2,016	3,275
Unrealized gain on derivative instruments	(17,151)	—
Amortization of non-cash compensation	9,179	5,131
Fair market value adjustment of stock options	—	287
Gain on sale of oil and gas interests	—	(14,966)
Other	503	1,011
Changes in assets and liabilities:
(Increase) decrease in receivables	1,075	(1,678)
Increase in other current assets	(6,269)	(9,549)
Increase (decrease) in accounts payable and accrued expenses	(5,516)	20,031

Net Cash Provided by (Used in) Operating Activities	(9,397)	13,978

Cash Flows From Investing Activities:
Capital expenditures	(30,520)	(22,648)
Acquisitions, net of cash acquired	(11,637)	(1,437)
Investment in Limited Partnership	—	(156)
Proceeds from sale of assets	—	19,465
(Increase) decrease in restricted cash	3,650	(2,298)

Net Cash Used in Investing Activities	(38,507)	(7,074)

Cash Flows From Financing Activities:
Proceeds from borrowings	—	81,250
Repayment of borrowings	—	(4,006)
Proceeds from warrant and stock option exercises	3,210	1,518
Financing costs paid	—	(3,648)
Other financing	—	(95)

Net Cash Provided by Financing Activities	3,210	75,019

Net Increase (Decrease) in Cash and Cash Equivalents	(44,694)	81,923
Effect of Foreign Currency Changes on Cash	1,110	(1,777)
Cash and Cash Equivalents, Beginning of Period	76,127	8,975

Cash and Cash Equivalents, End of Period	$32,543	$89,121

See accompanying notes to consolidated financial statements.

Endeavour International Corporation
Notes to Condensed Consolidated Financial Statements
(Unaudited)
Note 1 – Summary of Significant Accounting Policies
General
Endeavour International Corporation is an international oil and gas exploration and production company primarily focused on the acquisition, exploration and development of energy reserves in the North Sea. In February 2004, we completed a series of transactions that significantly transformed the nature and scope of our business and established a new management team and board of directors.
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
Intangible Assets
During the third quarter, one of our co-chief executive officers became chairman of the board, president and chief executive officer. Concurrently, our other co-chief executive officer became vice chairman of the board and ceased being an employee of the Company although he will continue in a consultancy role. As a result, we assessed the carrying amount of the intangible asset related to our workforce-in-place established with the acquisition of NSNV, Inc. in 2004 and determined an impairment of $1.2 million was necessary. That impairment is included in DD&A expense for the third quarter of 2006.

Endeavour International Corporation
Notes to Condensed Consolidated Financial Statements
(Unaudited)
Income (Loss) Per Share
Basic income (loss) per common share is computed by dividing net income (loss) to common stockholders by the weighted average number of common shares outstanding for the period. Diluted income (loss) per share includes the effect of our outstanding stock options, warrants and shares issuable pursuant to convertible debt and certain stock incentive plans under the treasury stock method, if including such instruments is dilutive.

	Three Months Ended		Nine Months Ended
(Amounts in thousands, except per share data)	September 30,		September 30,
	2006	2005	2006	2005

Net income (loss) to common stockholders
Basic	$15,225	$(14,461)	$(2,102)	$(5,936)
Add Effect of:
Convertible debt	1,219	—	—	—

Diluted	$16,444	$(14,461)	$(2,102)	$(5,936)

Weighted Average Number of Common Shares Outstanding:
Basic	80,647	74,656	79,722	74,084
Add Effect of:
Warrants	201	—	—	—
Convertible debt	16,185	—	—	—

Diluted	97,033	74,656	79,722	74,084

For the nine months ended September 30, 2006, 17.2 million common shares potentially issuable under our warrants, convertible debt and certain stock incentive plans were excluded from diluted weighted average shares outstanding as their effects were anti-dilutive (i.e., increased the net income per share). For the three and nine months ended September 30, 2005, 19.2 million and 17.6 million, respectively, common shares potentially issuable under our warrants, convertible debt and certain stock incentive plans were excluded from diluted weighted average shares outstanding as their effects were anti-dilutive. For the three months ended September 30, 2006, 0.5 million common shares potentially issuable under our stock incentive plans were excluded from diluted weighted average shares outstanding as their effects were anti-dilutive.
Other-Than-Temporary Impairments of Debt and Equity Securities
In November 2005, accounting standards were revised to provide guidance for determining and measuring other-than-temporary impairments of debt and equity securities. The new guidance is effective for reporting periods beginning after December 15, 2005. At September 30, 2006, available-for-sale investments in our marketable securities had unrealized losses totaling $1.5 million which are recorded in Other Accumulated Comprehensive Income. This investment

Endeavour International Corporation
Notes to Condensed Consolidated Financial Statements
(Unaudited)
represents equity securities in a publicly traded oil and gas exploration company. We have determined that the unrealized losses as of September 30, 2006 do not represent an other-than-temporary decline in value, primarily due to both our assessment that there are no specific adverse conditions affecting the investment, and our ability to hold the investment through a downturn in market value which may be caused by results of short-term exploration activities. If our assessment regarding these factors were to change, we may be required to record an impairment charge equal to the difference between the fair value of the securities and the amortized cost of the securities.
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
It is our policy to use authorized but unissued shares of stock when stock options are exercised. At September 30, 2006, we had approximately 1.6 million additional shares available for issuance pursuant to our existing stock incentive plan.
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

Endeavour International Corporation
Notes to Condensed Consolidated Financial Statements
(Unaudited)
Note 2 – Stock-Based Compensation Arrangements
We grant restricted stock and stock options, including notional restricted stock and options, to employees and directors as incentive compensation. The notional restricted stock and options may be settled in cash or stock upon vesting, at the Company’s option. It has been the Company’s practice to settle in stock. The restricted stock and options generally vest over three years and the options have a five year expiration. The vesting of these shares and options is dependent upon the continued service of the grantees to the Company. Upon the occurrence of a change in control, each share of restricted stock and stock option outstanding on the date on which the change in control occurs will immediately become vested. For the third quarter of 2006, we included non-cash, stock-based compensation of $2.2 million and $1.0 million in general and administrative expenses and capitalized general and administrative expenses, respectively. For the nine months ended September 30, 2006, we included non-cash, stock-based compensation of $6.3 million and $2.9 million in general and administrative expenses and capitalized general and administrative expenses, respectively. At September 30, 2006, total compensation costs related to nonvested awards not yet recognized was approximately $14.3 million and is expected to be recognized over a weighted average period of less than two years.
Stock Options
The fair value of each option award is estimated on the date of grant using the Black-Scholes option-pricing model. Expected volatility is based on an average of our peer companies due to the lack of relevant Endeavour volatility information for the length of the expected term. The expected term is the average of the vesting date and the expiration of the option. We use historical data to estimate option exercises and employee terminations within the valuation model. The risk-free rate for periods within the contractual life of the option is based on the U.S. treasury yield curve in effect at the time of grant. The following table sets forth the assumptions used to determine compensation cost for our non-qualified stock options granted during the nine months ended September 30, 2006.

2006

Risk free rate	4.4%
Expected years until exercise	4
Expected stock volatility	38%
Dividend yield	—

Endeavour International Corporation
Notes to Condensed Consolidated Financial Statements
(Unaudited)
Information relating to stock options, including notional stock options, is summarized as follows:

		Weighted	Weighted
		Average	Average
		Exercise	Contractual	Aggregate
	Number	Price per	Life in	Intrinsic
(Amounts in thousands, except per share and year data)	of Shares	Share	Years	Value

Balance outstanding – December 31, 2005	4,907	$3.13
Granted	1,020	$3.34
Exercised	(67)	$2.00
Forfeited	(140)	$2.92
Expired	(297)	$3.06

Balance outstanding – September 30, 2006	5,423	$3.19	3.1	$—

Currently exercisable – September 30, 2006	2,406	$2.74	2.6	$—

The weighted average grant-date fair value of options granted during 2006 was $1.20 per option. For the nine months ended September 30, 2006, we have received $0.1 million in proceeds from stock option exercises.
Prior to January 1, 2006, we recorded stock-based compensation under the intrinsic value method and no compensation expense was recorded for stock options granted when the exercise price of options granted was equal to or greater than the fair market value of our common stock on the date of grant.
We apply the fair value method in accounting for share-based grants to non-employees using the Black-Scholes option-pricing model.
During 2003 and prior to the restructuring that installed our current management and board of directors, we granted 700,000 options to then-current directors and 495,000 of these options remain outstanding at September 30, 2006. While all the options were granted with an exercise price higher than the market value of the stock on the date of grant, a subsequent modification of these options, again prior to the restructuring, has triggered variable accounting. Prior to the adoption of the fair value method of accounting for stock-based compensation, we were required to record compensation expense if the modified option price was lower than the market price of the stock at the end of a reporting period until the options expire or are exercised. For the three and nine months ended September 30, 2005, we recorded non-cash general and administrative expenses of $0.7 million and $0.3, respectively, related to these options.

Endeavour International Corporation
Notes to Condensed Consolidated Financial Statements
(Unaudited)
Restricted Stock
At September 30, 2006, our employees and directors held 4.5 million restricted shares of our common stock that vest over the service period of up to three years. The restricted stock awards were valued based on the closing price of our common stock on the measurement date, typically the date of grant, and compensation expense is recorded on a straight-line basis over the restricted share vesting period.
Status of the restricted shares as of September 30, 2006 and the changes during the nine months ended September 30, 2006 are presented below:

		Weighted
		Average Grant
		Date Fair
	Number of	Value per
(Amounts in thousands, except per share data)	Shares	Share

Balance outstanding – December 31, 2005	4,412	$3.99
Granted	2,383	$3.34
Vested	(1,959)	$3.85
Forfeited	(365)	$3.47

Balance outstanding – September 30, 2006	4,471	$3.75

Total fair value of shares vesting during the period	$7,327

Pro Forma Disclosures
Had compensation expense been determined under fair value provisions, our net income and net income per share would have been the following:

Endeavour International Corporation
Notes to Condensed Consolidated Financial Statements
(Unaudited)

	Three Months Ended	Nine Months Ended
(Amounts in thousands, except per share data)	September 30,	September 30,
	2005	2005

Net loss to common stockholders, as reported	$(14,461)	$(5,936)
Add:
Stock-based compensation expense as reported	1,810	3,565
Less:
Total stock-based compensation expense determined under fair-value-based method for all awards, net of tax	(1,382)	(4,062)

Pro forma net loss	$(14,033)	$(6,433)

Loss per share – Basic and Diluted:
As Reported	$(0.19)	$(0.08)

Pro Forma	$(0.19)	$(0.09)

These pro forma amounts may not be representative of future amounts since the estimated fair value of stock options is expensed over the vesting period and additional options may be issued in future years. The estimated fair value of each option granted was calculated using the Black-Scholes option-pricing model. The following summarizes the weighted average of the assumptions used in the method.

2005

Risk free rate	3.9%
Expected years until exercise	5.0
Expected stock volatility	52%
Dividend yield	—

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

Endeavour International Corporation
Notes to Condensed Consolidated Financial Statements
(Unaudited)
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
Subsequent Acquisition
Subsequent to the third quarter of 2006, we completed the acquisition of Talisman Expro Limited for $374 million, after preliminary purchase price adjustments. See Note 9 for additional discussion.
Note 4 — Property and Equipment
Property and equipment included the following:

	September
(Amounts in thousands)	30, 2006	December 31, 2005

Oil and gas properties under the full cost method:
Subject to amortization	$55,889	$50,424
Not subject to amortization:
Acquired in 2006	38,473	—
Acquired in 2005	15,785	15,785
Acquired in 2004	22,153	24,339

	132,300	90,548
Other oil and gas assets	4,875	4,875

Computers, furniture and fixtures	1,755	1,351

Total property and equipment	138,930	96,774

Accumulated depreciation, depletion and amortization	(44,224)	(37,690)

Net property and equipment	$94,706	$59,084

Endeavour International Corporation
Notes to Condensed Consolidated Financial Statements
(Unaudited)
The costs not subject to amortization relate to unproved properties and properties being made ready to be placed in service which are excluded from amortized capital costs until it is determined whether or not proved reserves can be assigned to such properties. The costs related to the acquisition of the Enoch field are not subject to amortization at September 30, 2006. During 2006, we recorded $0.9 million in impairment of oil and gas properties related to exploratory wells. We capitalized $2.8 million and $2.0 million in certain employee costs directly related to exploration activities for the quarter ended September 30, 2006 and 2005, respectively. We capitalized $7.9 million and $5.4 million in certain employee costs directly related to exploration activities for the nine months ended September 30, 2006 and 2005, respectively.
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
Note 5 – Derivative Instruments
At September 30, 2006 we have an oil commodity swap where we pay market IPE Brent and receive a fixed price that ranges from $40.40 per barrel to $40.00 per barrel. The contract covers 600 barrels per day through December 2006 and has been accounted for as a hedge. For the three and nine months ended September 30, 2006, we realized $1.7 million and $4.3 million, respectively, as a reduction to revenue related to settlements for this contract. For the three and nine months ended September 30, 2005, we realized $1.0 million and $1.5 million, respectively, as a reduction to revenue related to settlements for this contract. We did not exclude any component of the hedging instrument’s gain or loss when assessing effectiveness. At September 30, 2006, the net deferred loss recognized in accumulated other comprehensive income was $1.1 million, net of tax, all of which is expected to be transferred out of accumulated other comprehensive income and recognized within earnings over the next three months.
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
In connection with the acquisition of Talisman Expro Limited (see Note 9), we entered into various oil and gas derivative instruments to stabilize cash flows from the assets to be acquired. Hedge accounting has not been elected for these instruments and during the three and nine months ended September 30, 2006, we recorded $20.5 million and $17.2 million in other income

Endeavour International Corporation
Notes to Condensed Consolidated Financial Statements
(Unaudited)
related to the net unrealized gains for these contracts. The fair market value of these derivative instruments is included in our balance sheet as follows: $13.7 million in prepaid expenses and other current assets and $11.8 million in other long-term assets.
At September 30, 2006, we had the following derivative instruments that are not accounted for as hedges outstanding:

					Estimated
					Fair Value
				Average	Asset
				2010 -	(in
	2007	2008	2009	2011	thousands)
Oil:
Swap (Barrels)	525,156	533,256	567,600	335,100	$7,156
Weighted Average Price ($/Barrel)	$71.17	$70.51	$69.82	$68.46

Swaption (Barrels)	390,432	247,656	86,280	—	$2,500
Weighted Average Price ($/Barrel)	$65.00	$65.00	$65.00	—

Swap (Barrels) (2)	195,216	125,628	43,140	195,120	$2,900
Weighted Average Price ($/Barrel)	$71.58	$69.56	$67.54	$65.30

Gas:
Swap (Mcf) (1)	446,050	1,005,150	1,018,850	825,688	$6,155
Weighted Average Price (£/Mcf)	£6.24	£5.85	£5.60	£5.28

Swap (Mcf) (1) (2)	2,128,868	1,671,016	368,164	3,588	$6,800
Weighted Average Price (£/Mcf)	£6.11	£5.79	£5.56	£5.32

(1)	Gas derivative contracts are designated in therms and have been converted to Mcf at a rate of 10 therm to 1 Mcf. The exchange rate at September 30, 2006 was $1.87 to £1.00.

(2)	Under these oil and gas swaps, we paid $5.1 million during the second quarter of 2006 to enter these contracts.
Subsequent to the third quarter, we will pay $2.7 million to exercise the swaption and thereby enter into an oil swap for the volumes and prices listed above.

Endeavour International Corporation
Notes to Condensed Consolidated Financial Statements
(Unaudited)
Note 6 – Supplemental Cash Flow Information
During the first quarter of 2006, we issued 1.5 million shares of our common stock in connection with the settlement of litigation. See Note 8.
As described above, in the first quarter of 2005, we purchased the minority interest in OER for a combination of cash and common stock.
Note 7 – Comprehensive Income (Loss)
Excluding net loss, our source of comprehensive income (loss) is the net unrealized gains (losses) on commodity derivative instruments and marketable securities, which are classified as available-for-sale. The following summarizes the components of comprehensive income (loss):

	Three Months Ended		Nine Months Ended
(Amounts in thousands)	September 30,		September 30,
	2006	2005	2006	2005

Net income (loss)	$15,264	$(14,422)	$(1,984)	$(5,818)

Unrealized gain (loss) on commodity derivative instruments, net of tax	641	(2,718)	(1,167)	(6,698)
Unrealized gain (loss) on marketable securities	(609)	108	(636)	(168)
Reclassification adjustment for loss realized in net loss above	1,419	830	3,728	1,301

Net impact on comprehensive income (loss)	1,451	(1,780)	1,925	(5,565)

Comprehensive income (loss)	$16,715	$(16,202)	$(59)	$(11,383)

Note 8 – Commitments and Contingencies
General
The oil and gas industry is subject to regulation by federal, state and local authorities. In particular, oil and gas production operations and economics are affected by environmental protection statutes, tax statutes and other laws and regulations relating to the petroleum industry. We believe we are in compliance in all material respects with all federal, state and local laws and regulations applicable to the Company and its properties and operations.

Endeavour International Corporation
Notes to Condensed Consolidated Financial Statements
(Unaudited)
Legal Proceeding
In March 2004, GHK Company, LLC, GHK/Potato Hills Limited Partnership, and Brian F. Egolf (collectively “Plaintiffs”) commenced an action against Endeavour International Corporation (“Endeavour”), f/k/a Continental Southern Resources, Inc., as well as certain other entities in state court in Oklahoma City, Oklahoma. During the fourth quarter of 2005, we recorded $5.3 million in litigation settlement expense to reflect the settlement of the litigation between Endeavour and the Plaintiffs on January 25, 2006. The settlement provided for the issuance of 1.5 million shares of our common stock and the granting of certain registration rights. These shares were issued in February 2006 and we have filed a registration statement on Form S-3 in accordance with the terms of the settlement agreement.
Rig Commitments
In the UK, we have a commitment for drilling services with a semi-submersible drilling rig, for two wells in the last half of 2006 for approximately $13.5 million. Subsequent to September 2006, we entered into an agreement in principle with Apache Corporation. As part of this agreement, Apache Corporation will assume the commitment for the second well. See Note 9 for additional discussion.
We joined with several other operators in the Norwegian Continental Shelf to form a consortium that has entered into a contract for the use of a drilling rig for a three-year period. The agreement allows us to move forward with our exploration program in Norway and fulfill our role as an operator of Norwegian licenses. The contract commits us to 100 days (for two wells) of drilling services by a semi-submersible drilling rig, for approximately $37.8 million, between late 2007 and 2009.
During the second quarter of 2006, we entered into a rig commitment for 220 days over a one-year period beginning in March 2007 for the United Kingdom sector of the North Sea. The value of this contact is approximately $66 million. The arrangement is with Applied Drilling Technology International, a division of GlobalSantaFe, and will be for a heavy-duty harsh environment jack-up suitable for most drilling activities we expect to operate in 2007-2008.
Note 9 – Subsequent Events
Farm-In Agreement with Apache Corporation
Subsequent to the third quarter of 2006, we entered into an agreement in principle with Apache Corporation (“Apache”) to participate in two exploratory wells to be drilled by Apache during the fourth quarter of 2006 as part of its ongoing exploration campaign in the North Sea. The farm-in arrangement with Apache calls for us to provide Apache the second slot of our two-well

Endeavour International Corporation
Notes to Condensed Consolidated Financial Statements
(Unaudited)
drilling commitment for a semi-submersible rig in return for an option to purchase a 10 percent working interest in the Howgate prospect in Block 9/4a in the event of a discovery.
Also as part of the arrangement, we would purchase a 10 percent working interest in the Bacchus prospect in the northern part of block 22/6a in the Central Graben region. The Bacchus prospect is being drilled currently to test the commercial potential of a discovery well that was drilled in 2005 and flowed oil from an Upper Jurassic sandstone.
Completion of the agreements with Apache is subject to the execution of mutually agreeable documentation and receipt of certain third-party approvals.
Employment and Consulting Contracts
Subsequent to the third quarter of 2006, we entered into an amendment (the “Amendment”) to the existing employment agreement with William L. Transier dated February 26, 2004, in connection with the previously announced change in his position to become chairman, chief executive officer and president of the Company. Under the Amendment, the base compensation for Mr. Transier will be increased to $800,000 per annum, effective as of September 9, 2006, and he will be based in the Company’s United Kingdom office. There will be no acceleration of the vesting of existing stock options or restricted stock as a result of the change in title or assignment to the United Kingdom.
At the same time, we entered into a consulting agreement (the “Consulting Agreement”) with John N. Seitz, who as part of the previously announced management change, resigned his position as an officer of the Company and became vice chairman of the Company’s board of directors. The Consulting Agreement supersedes and replaces the existing employment agreement between the Company and Mr. Seitz dated February 26, 2004. Under the Consulting Agreement, Mr. Seitz will serve as a consultant for oil and gas exploration matters as may be requested by the Company and the term of the agreement shall continue through December 31, 2008. Mr. Seitz will be paid $300,000 per annum for his services with a bonus to be determined by the Company’s board of directors. Nothing in the Consulting Agreement or the termination of the previous employment agreement will result in the acceleration of the vesting of Mr. Seitz’s existing stock options or restricted stock.
Farm-in Agreement with EOG Resources
Subsequent to the third quarter of 2006, we entered into an agreement with EOG Resources United Kingdom Limited (“EOG”) for the drilling of the Columbus exploratory prospect on Block 23/16f in the Central Graben region of the North Sea. The agreement is subject to third-party approvals. We are serving as operator of the well, which began drilling in late October.

Endeavour International Corporation
Notes to Condensed Consolidated Financial Statements
(Unaudited)
Closing of Acquisition and Financing
Subsequent to the third quarter of 2006, we completed our previously-announced acquisition of all of the outstanding shares of Talisman Expro Limited for US $374 million, after preliminary purchase price adjustments (the “Acquisition”). As a result of the Acquisition, we acquired interests in eight fields in the United Kingdom sector of the North Sea. At September 30, 2006, approximately $15.9 million of various costs to secure financing and professional fees associated with the Talisman Acquisition are included in prepaid expenses.
Total estimated cash costs for the Acquisition, including various costs to secure financing and put a commodity hedging program in place, and the sources of funds used to finance the acquisition are as follows:

(Amounts in thousands)
Sources:
Common Stock Offering	$82,250
Series A Convertible Preferred Stock	125,000
Senior Bank Facility	150,000
Second Lien Term Loan	75,000

Total Sources	432,250

Uses:
Acquisition Price	414,000
Less: Preliminary Purchase Price Adjustments (1)	(40,221)

Net Acquisition Price	373,779
Hedging Costs, Fees and Expenses (2)	44,000

Total Uses	417,779

Addition to Cash Balance	$14,471

(1)	Purchase price adjustments are preliminary and are subject to final determination by January 31, 2007.

(2)	Includes estimated investment banking fees, financing fees, commitment fees (including fees for debt and equity commitments not ultimately used) and legal, accounting and other fees and expenses associated with the Acquisition and the related financing.
Common Stock
As part of the financing for the Acquisition and subsequent to the third quarter of 2006, we issued 35 million shares of common stock at $2.35 per share. The underwriters have an option to buy up to 5.25 million additional shares of common stock through mid November. After expenses, proceeds from the offering were $77 million.

Endeavour International Corporation
Notes to Condensed Consolidated Financial Statements
(Unaudited)
Convertible Preferred Stock
As part of the financing for the Acquisition and subsequent to the third quarter of 2006, we issued $125 million of Series A Convertible Preferred Stock to a group of private institutional investors. The Series A Convertible Preferred Stock ranks senior to any of our other existing or future shares of capital stock. The holders of the Series A Convertible Preferred Stock will vote on an as-converted basis with the holders of common stock.
The Series A Convertible Preferred Stock is fully convertible into common stock at any time at the option of the preferred stock investors, at (i) a conversion price of $2.50 (the “Conversion Price”) and (ii) in an amount of common stock equal to the quotient of the liquidation preference of $1,000 per share plus accrued but unpaid dividends (the “Liquidation Preference”) divided by the Conversion Price.
Dividends are payable in cash, or common stock if we are unable to pay such dividends in cash, and any dividends will be paid to the preferred stock investors prior to payment of any other dividend on any other shares of our capital stock. We will pay a cumulative dividend on the Series A Convertible Preferred Stock equal to 10.0% per annum of the original issue price (compounded quarterly) if paid in cash and 10.42% per annum of the original issue price (compounded quarterly) if paid in stock (the “Original Dividend Rate”). The Original Dividend Rate will be reduced to 8.5% per annum of the original issue price (compounded quarterly) if paid in cash and 8.92% per annum of the original issue price (compounded quarterly) if paid in stock if our stockholders approve the exchange of the Series A Convertible Preferred Stock for a new series of convertible preferred stock which is identical to the Series A Convertible Preferred Stock except for the inclusion of additional antidilution provisions. The reduced dividend rate will be retroactive to the date of issuance if stockholder approval is obtained within 120 days of the issuance. The Series A Convertible Preferred Stock also participates on an as-converted basis with respect to any dividends paid on the common stock.
Issuance of dividends in the form of common stock are subject to the following equity conditions (the “Equity Conditions”), which are waivable by two-thirds of the holders of the Series A Convertible Preferred Stock: (i) such common stock is listed on the American Stock Exchange, the New York Stock Exchange or the Nasdaq Stock Market, and not subject to any trading suspension; (ii) we are not then subject to any bankruptcy event; and (iii) such common stock will be immediately re-saleable by the preferred stock investors pursuant to an effective registration statement and otherwise in compliance with all applicable laws. If we have not filed a registration statement or caused it to become effective or have not maintained the effectiveness of the registration statement pursuant to the Registration rights section below, then the dividend rate on the Series A Convertible Preferred Stock will be increased by the product of 2.5% (if the dividend is paid in cash) or 2.63% (if the dividend is paid in stock) times the number of quarters (or portions thereof) in which the failure occurs or we fail to cure such failure.
After the fourth anniversary of the initial issuance of the Series A Convertible Preferred Stock, we may redeem all of the Series A Convertible Preferred Stock in exchange for a cash payment

Endeavour International Corporation
Notes to Condensed Consolidated Financial Statements
(Unaudited)
to the preferred stock investors of an amount equal to 102% of the sum of the Liquidation Preference. If we call the Series A Convertible Preferred Stock for redemption, the holders thereof will have the right to convert their shares into a newly issued preferred stock identical in all respects to the Series A Convertible Preferred Stock except that such newly issued preferred stock will not bear a dividend (the “Alternate Preferred Stock”). We may not redeem the Series A Convertible Preferred Stock if the Equity Conditions are not then satisfied with respect to the common stock into which the Alternate Preferred Stock is convertible. Upon the tenth anniversary of the initial issuance of the Series A Convertible Preferred Stock, we must redeem all of the Series A Convertible Preferred Stock for an amount equal to the Liquidation Preference plus accrued and unpaid dividends payable by us in cash or common stock at our election. Issuance by us of common stock for such redemption is subject to the Equity Conditions and to the market value of the outstanding shares of common stock immediately prior to such redemption equaling at least $500 million.
In the event of a change of control of the Company, the Company will be required to offer to redeem all of the Series A Convertible Preferred Stock for the greater of: (i) the amount equal to which such holder would be entitled to receive had the holder converted such Series A Convertible Preferred Stock into common stock; (ii) 115% of the sum of the Liquidation Preference plus accrued and unpaid dividends; and (iii) the amount resulting in an internal rate of return to such holder of 15% from the date of issuance of such Series A Convertible Preferred Stock through the date that the Company pays the redemption price for such shares.
The Series A Convertible Preferred Stock includes a covenant, that without the prior approval of at least two-thirds of the holders of the Series A Convertible Preferred Stock, we will not (A) issue or sell any shares of common stock, other than certain excluded shares to be agreed upon by the preferred stock investors, for a price per share less than the Conversion Price, or (B) issue or sell any convertible securities or options entitling any person to acquire shares of common stock, other than certain excluded shares to be agreed upon by the preferred stock investors, or modify the terms of any such convertible security or option, to entitle any person to acquire thereunder shares of common stock at an effective price per share less than the Conversion Price. These restrictive covenants will lapse and no longer be in force and effect if the Company obtains the approval of its holders of common stock to exchange the Series A Convertible Preferred Stock for a new series of convertible preferred stock identical in all respects to the Series A Convertible Preferred Stock except that such newly issued convertible preferred stock will include a “full-ratchet” antidilution protection provision, which would result in a favorable adjustment (in the number of shares of common stock issuable on conversion and the Conversion Price) for the holders of Series A Convertible Preferred Stock in the event we were to issue shares of common stock at a price below the Conversion Price. If such shareholder approval is not obtained, then the restrictive covenants will continue for so long as the Series A Convertible Preferred Stock is outstanding.
Within 45 days after the date of original issuance of the Series A Convertible Preferred Stock, we will file a shelf-registration statement with the Securities and Exchange Commission covering re-sales of all shares of common stock into which the Series A Convertible Preferred Stock are or may be convertible and will use reasonable efforts to cause such registration

Endeavour International Corporation
Notes to Condensed Consolidated Financial Statements
(Unaudited)
statement to become effective within 120 days after the date of original issuance of the Series A Convertible Preferred Stock. If we have not filed the registration statement or caused it to become effective within the time periods specified above or have not maintained the effectiveness of the registration statement, then the dividend rate on the Series A Convertible Preferred Stock will be increased by the product of 2.5% (if the dividend is paid in cash) or 2.63% (if the dividend is paid in stock) times the number of quarters (or portions thereof) in which the failure occurs or we fail to cure such failure.
Senior Bank Facility
As part of the financing for the Acquisition and subsequent to the third quarter of 2006, we entered into a $225 million senior bank facility, subject to a borrowing base limitation. The initial borrowing base is $185 million and is subject to redetermination every six months with an independent reserve report required every 12 months. With the Acquisition, we utilized $150 million of the borrowing base. The senior bank facility also provides for issuances of letters of credit of up to an aggregate $60 million. While all letters of credit issued under the senior bank facility will reduce the total amount available for drawing under the senior bank facility, letters of credit issued to secure abandonment liabilities in respect of borrowing base assets will not reduce the amount available under the borrowing base.
Indebtedness under the facility will be secured by cross guarantees from all of our subsidiaries, share pledges from all of our subsidiaries, floating charges over the operating assets held in the United Kingdom and a receivables pledge in Norway. Our borrowings under the senior bank facility will bear interest at LIBOR plus 1.3% for the first $168 million of availability, and LIBOR plus 1.7% for up to an additional $18 million of availability.
The senior bank facility contains customary covenants, which limit our ability to incur indebtedness, pledge our assets, dispose of our assets and make exploration and appraisal expenditures. In addition, the senior bank facility contains various financial and technical covenants, including:
•	a maximum consolidated debt to EBITDA ratio of 3.0:1;

•	a minimum current assets to current liabilities ratio of 1.1:1;

•	a minimum debt coverage ratio of 1.2:1 for the initial tranche and 1.15:1 for the second tranche;

•	a minimum field life net present value (“NPV”) to loans outstanding coverage ratio of 1.4:1 for the period through March 31, 2009 and 1.5:1 thereafter for the initial tranche, and 1.25:1 for the period through March 31, 2009 and 1.3:1 thereafter for the second tranche; and

•	a minimum loan life NPV to loans outstanding coverage ratio of 1.2:1 for the period through March 31, 2009 and 1.3:1 thereafter for the initial tranche, and 1.15:1 for the period through March 31, 2009 and 1.2:1 thereafter for the second tranche.

Endeavour International Corporation
Notes to Condensed Consolidated Financial Statements
(Unaudited)
The final maturity is the earlier of five years and the reserve tail date, being the date when the remaining borrowing base reserves are projected to be 20% or less of the initially approved borrowing base reserves. The senior bank facility is subject to mandatory prepayment in the event of a change of control of any obligor under the senior bank facility agreement. It is prepayable at our option at any time without penalty (aside from standard broken funding costs).
Second Lien Term Loan
As part of the financing for the Acquisition and subsequent to the third quarter of 2006, we entered into a $75 million second lien term loan. The second lien term loan consists of a single tranche, which bears interest at LIBOR plus 7%. Our indebtedness under the loan is secured by cross guarantees from all of our subsidiaries and a second ranking interest in the security package provided under the senior bank facility. The second lien term loan contains customary covenants, which limit our ability to incur indebtedness, pledge our assets, dispose of our assets and make exploration and other capital expenditures. In addition, the second lien term loan will contain various financial covenants, including:
•	a maximum consolidated debt to EBITDA ratio of 2.75:1 for 2006 and 2007, decreasing to 1.5:1 by 2011;

•	a minimum EBITDA to interest expense ratio of 3.0:1;

•	a minimum PV-10% to consolidated debt ratio of 0.75:1 for 2006 and 1.0:1 thereafter; and

•	a minimum PV-10% to consolidated secured debt ratio of 1.15:1 for 2006, 1.25:1 for 2007 and 2008 and 1.5:1 thereafter.
The second lien term loan matures in five years and is subject to mandatory prepayment related to specified percentages of excess cash flow, proceeds of asset sales and proceeds of issuance of debt and equity securities. We can prepay the second lien term loan at any time at a premium, which premium starts at 3% in the first year and decreases 1% per year until no premium is payable (in addition to standard broken funding costs in the event of prepayment other than on the last day of an interest period).

Endeavour International Corporation
Cautionary Statement for Forward-Looking Statements
The information contained in this Quarterly Report on Form 10-Q and in other public statements by the Company and Company officers or directors includes or may contain certain forward-looking statements. The words “may,” “will,” “expect,” “anticipate,” “believe,” “continue,” “estimate,” “project,” “intend,” and similar expressions used in this Report are intended to identify forward-looking statements within the meaning of Section 27A of the U.S. Securities Act of 1933 and Section 21E of the U.S. Securities Exchange Act of 1934. You should not place undue reliance on these forward-looking statements, which speak only as of the date made. We undertake no obligation to publicly release the result of any revision of these forward-looking statements to reflect events or circumstances after the date they are made or to reflect the occurrence of unanticipated events. You should also know that such statements are not guarantees of future performance and are subject to risks, uncertainties and assumptions. These factors include, but are not limited to, those risks described in detail in the Company’s Annual Report on Form 10-K/A, under the caption “Risk Factors” herein and other filings with the Securities and Exchange Commission. Should any of these risks or uncertainties materialize, or should any of these assumptions prove incorrect, actual results may differ materially from those included within the forward-looking statements.

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
The Acquisition
Subsequent to the third quarter of 2006, we completed our previously-announced acquisition of all of the outstanding shares of Talisman Expro Limited for US $374 million, after preliminary purchase price adjustments (the “Acquisition”). The Acquisition significantly increased the size of our operations and reserves upon closing. The Acquisition provides our first production in the UK and should also provide cash flow to support our ongoing exploration drilling program. Total

Endeavour International Corporation
estimated cash costs for the Acquisition, including various costs to secure financing and put a commodity hedging program in place, and the sources of funds used to finance the acquisition are as follows:

(Amounts in thousands)
Sources:
Common Stock Offering	$82,250
Series A Convertible Preferred Stock	125,000
Senior Bank Facility	150,000
Second Lien Term Loan	75,000

Total Sources	432,250

Uses:
Acquisition Price	414,000
Less: Preliminary Purchase Price Adjustments (1)	(40,221)

Net Acquisition Price	373,779
Hedging Costs, Fees and Expenses (2)	44,000

Total Uses	417,779

Addition to Cash Balance	$14,471

(1)	Purchase price adjustments are preliminary and are subject to final determination by January 31, 2007.

(2)	Includes estimated investment banking fees, financing fees, commitment fees (including fees for debt and equity commitments not ultimately used) and legal, accounting and other fees and expenses associated with the Acquisition and the related financing.
The Acquisition assets include eight fields in the United Kingdom sector of the North Sea with approximately 8,800 barrels of oil equivalent per day of production for the first six months of 2006. Those producing areas will include the following fields:

	Interest	Operator	Hydrocarbon
Alba	2.25%	Chevron	Oil
Bittern	2.42%	Shell	Oil/Gas
Caledonia	2.83%	Chevron	Oil
Goldeneye	7.50%	Shell	Gas/Condensate
Ivanhoe, Rob Roy, Hamish	23.46%	Hess	Oil
Renee	77.50%	Endeavour	Oil
Rubie	40.78%	Endeavour	Oil
Rochelle	55.62%	Endeavour	Oil (undeveloped)

Endeavour International Corporation
Common Stock
As part of the financing for the Acquisition, we issued 35 million shares of common stock at $2.35 per share. The underwriters have an option to buy up to 5.25 million additional shares of common stock through mid November. After expenses, proceeds from the offering were $77 million.
Convertible Preferred Stock
As part of the financing for the Acquisition, we issued $125 million of Series A Convertible Preferred Stock to a group of private institutional investors. The Series A Convertible Preferred Stock ranks senior to any of our other existing or future shares of capital stock. The holders of the Series A Convertible Preferred Stock will vote on an as-converted basis with the holders of common stock.
The Series A Convertible Preferred Stock is fully convertible into common stock at any time at the option of the preferred stock investors, at (i) a conversion price of $2.50 (the “Conversion Price”) and (ii) in an amount of common stock equal to the quotient of the liquidation preference of $1,000 per share plus accrued but unpaid dividends (the “Liquidation Preference”) divided by the Conversion Price.
Dividends are payable in cash, or common stock if we are unable to pay such dividends in cash, and any dividends will be paid to the preferred stock investors prior to payment of any other dividend on any other shares of our capital stock. We will pay a cumulative dividend on the Series A Convertible Preferred Stock equal to 10.0% per annum of the original issue price (compounded quarterly) if paid in cash and 10.42% per annum of the original issue price (compounded quarterly) if paid in stock (the “Original Dividend Rate”). The Original Dividend Rate will be reduced to 8.5% per annum of the original issue price (compounded quarterly) if paid in cash and 8.92% per annum of the original issue price (compounded quarterly) if paid in stock if our stockholders approve the exchange of the Series A Convertible Preferred Stock for a new series of convertible preferred stock which is identical to the Series A Convertible Preferred Stock except for the inclusion of additional antidilution provisions. We intend to call a shareholders meeting to consider the proposal in late 2006. The reduced dividend rate will be retroactive to the date of issuance if stockholder approval is obtained within 120 days of the issuance. The Series A Convertible Preferred Stock also participates on an as-converted basis with respect to any dividends paid on the common stock.
Senior Bank Facility
As part of the financing for the Acquisition, we entered into a $225 million senior bank facility, subject to a borrowing base limitation. The initial borrowing base is $185 million and is subject to redetermination every six months with an independent reserve report required every 12 months. With the Acquisition, we utilized $150 million of the borrowing base. The senior bank facility also provides for issuances of letters of credit of up to an aggregate $60 million. While all letters of credit issued under the senior bank facility will reduce the total amount available for drawing under the senior bank facility, letters of credit issued to secure abandonment liabilities

Endeavour International Corporation
in respect of borrowing base assets will not reduce the amount available under the borrowing base.
Indebtedness under the facility will be secured by cross guarantees from all of our subsidiaries, share pledges from all of our subsidiaries, floating charges over the operating assets held in the United Kingdom and a receivables pledge in Norway. Our borrowings under the senior bank facility will bear interest at LIBOR plus 1.3% for the first $168 million of availability, and LIBOR plus 1.7% for up to an additional $18 million of availability.
Second Lien Term Loan
As part of the financing for the Acquisition, we entered into a $75 million second lien term loan. The second lien term loan consists of a single tranche, which bears interest at LIBOR plus 7%. Our indebtedness under the loan is secured by cross guarantees from all of our subsidiaries and a second ranking interest in the security package provided under the senior bank facility.
The second lien term loan matures in five years and is subject to mandatory prepayment related to specified percentages of excess cash flow, proceeds of asset sales and proceeds of issuance of debt and equity securities. We can prepay the second lien term loan at any time at a premium, which premium starts at 3% in the first year and decreases 1% per year until no premium is payable (in addition to standard broken funding costs in the event of prepayment other than on the last day of an interest period).
Results of Operations
Our producing assets are concentrated in Norway with interests in two producing fields, both operated by Norsk Hydro. Oil and condensate sales volumes decreased from the third quarter of 2005 to the third quarter of 2006 primarily due to declines in production which was not offset by new drilling. Oil and condensate sales volumes decreased from the nine months ended September 30, 2005 to the same period of 2006 primarily due to planned shut-downs for maintenance, the schedule of tanker liftings between the periods and delays in development activities. With the significant increases in worldwide oil and gas commodity prices from 2005 to 2006, our revenues and realized prices have increased correspondingly, partially offset by the losses realized under our oil hedging activities. During the third quarter of 2006 and 2005, we realized $1.7 million and $1.0 million, respectively, as a reduction to revenue related to settlements of oil hedging activities. During the nine months ended September 30, 2006 and 2005, we realized $4.3 million and $1.5 million, respectively, as a reduction to revenue related to settlements of oil hedging activities. The following table shows our average sales volumes and sales prices:

Endeavour International Corporation

	Three Months Ended		Nine Months Ended
(Amounts in thousands)	September 30,		September 30,
	2006	2005	2006	2005
Oil and condensate sales (Bbl)	116,135	190,480	389,018	529,331
Oil and condensate price ($ per Bbl)	$69.24	$60.84	$66.56	$53.86
Oil and condensate price, including the impact of hedging activities ($ per Bbl)	$55.03	$55.77	$55.42	$51.00

Gas sales (Mcf)	50,627	48,929	142,644	131,164
Gas price ($ per Mcf)	$6.67	$4.68	$9.04	$4.95
Operating expenses decreased by $0.5 million for the three months ended September 30, 2006 as compared to the same period in 2005 primarily due to reduced production.
Depreciation, depletion and amortization expense increased to $3.4 million and $7.9 million for the three and nine months ended September 30, 2006, respectively, primarily due to the $1.2 million impairment of intangible assets, partially offset by reduced depletion as a result of lower production.
Impairment of oil and gas properties of $0.9 million for the nine months ended September 30, 2006 represents the final abandonment and rig demobilization costs incurred on the Turriff well which was determined to be unsuccessful in the fourth quarter of 2005. All other costs for the Turriff well were included in impairments during the fourth quarter of 2005.
General and administrative (“G&A”) expenses decreased to $5.4 million during the third quarter of 2006 as compared to $5.7 million for the corresponding period in 2005 primarily due to the fair market value adjustment of stock options in the third quarter of 2005. G&A expenses increased to $16.2 million during the nine months ended September 30, 2006 as compared to $14.3 million for the corresponding period in 2005. This increase was driven primarily by increases in compensation costs including non-cash, stock-based compensation. Compensation costs increased as we increased operational, technical and financial staff to support our exploration and drilling program. Non-cash, stock-based compensation increased as a result of the adoption of the fair value method of accounting for share-based payments effective January 1, 2006 and the issuance of additional stock-based compensation under the long-term incentive plan. Components of G&A expenses for these periods are as follows:

Endeavour International Corporation

	Three Months Ended		Nine Months Ended
(Amounts in thousands)	September 30,		September 30,
	2006	2005	2006	2005

Compensation	$3,149	$2,869	$9,634	$7,840
Consulting, legal and accounting fees	1,113	1,257	3,042	3,170
Occupancy costs	226	157	629	861
Other expenses	606	462	1,634	1,390

Total gross cash G&A expenses	5,094	4,745	14,939	13,261

Non-cash stock-based compensation	3,141	2,285	9,179	6,144
Fair market value adjustment of stock options	—	678	—	287

Total gross non-cash G&A expenses	3,141	2,963	9,179	6,431

Gross G&A expenses	8,235	7,708	24,118	19,692
Less: capitalized G&A expenses	(2,788)	(1,978)	(7,922)	(5,437)
Net G&A expenses	$5,447	$5,730	$16,196	$14,255

Interest expense increased to $3.4 million for the nine months ended September 30, 2006 as compared to $3.1 million for the corresponding period in 2005 primarily due to the issuance of our convertible senior notes during the middle of the first quarter of 2005.
In connection with the acquisition of Talisman Expro Limited (see Note 9), we entered into various oil and gas derivative instruments to stabilize cash flows from the assets to be acquired. Hedge accounting has not been elected for these instruments and during the three and nine months ended September 30, 2006, we recorded $20.5 million and $17.2 million in other income related to the net unrealized gains for these contracts. The fair market value of these derivative instruments is included in our balance sheet as follows: $13.7 million in prepaid expenses and other current assets and $11.8 million in other long-term assets.
Income Taxes
Our tax expense relates solely to our Norwegian operations and includes the effect of foreign currency (gains) losses attributable to tax liability balances. During each of the periods presented for 2006 and 2005, we did not record any income tax benefits on our non-Norwegian operations as there was no assurance that we could generate any taxable earnings, and therefore recorded valuation allowances on the full amount of deferred tax assets generated. The gains on derivative instruments in 2006 were offset by net operating losses in the United Kingdom for which a valuation allowance had been established and no net tax effect was recognized in income for the period. The gain from the sale of our partnership interests in 2005 were substantially offset by other current year tax losses in the U.S.

Endeavour International Corporation

	Three Months Ended		Nine Months Ended
(Amounts in thousands)	September 30,		September 30,
	2006	2005	2006	2005

Norway:
Deferred tax expense	$467	$3,627	$2,016	$3,275
Current tax expense	1,094	1,296	4,526	6,681
Foreign currency exchange (gains) losses on deferred tax liabilities	(1,008)	(73)	844	(1,242)

Total tax expense	$553	$4,850	$7,386	$8,714

Income (loss) before taxes:
Norway	$1,703	$5,447	$5,388	$12,735
Other	14,114	(15,019)	14	(9,839)

Total income (loss) before taxes	$15,817	$(9,572)	$5,402	$2,896

Liquidity and Capital Resources
Cash flows used by operating activities were $9.4 million for the nine months ended September 30, 2006 as compared to cash flows provided by operating activities of $14.0 million for the nine months ended September 30, 2005 primarily due to lower revenues in 2006 resulting from the decreased production discussed above, higher interest expense in 2006 as discussed above and the changes in assets and liabilities between the two periods.
During the nine months ended September 30, 2006, we have incurred approximately $30.1 million in exploration and development capital expenditures, primarily related to our drilling activities on the Cygnus well, final abandonment costs for the Turriff well, which was determined to be unsuccessful in the fourth quarter of 2005, and development expenditures on our producing fields in Norway and the Enoch field. During 2006, we also purchased the eight percent interest in the Enoch field for approximately $11.6 million. Exploration and development capital expenditures for the nine months ended September 30, 2005 were $22.3 million which were primarily due to development expenditures in Norway and the initiation of our exploratory drilling program in the UK in the last half of 2005.
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
As previously discussed, we completed the Acquisition subsequent to the end of the third quarter of 2006 and financed the Acquisition through the issuance of common stock, convertible preferred stock and debt. This acquisition significantly increased the size of our production and reserves upon closing and should also provide cash flow to support our ongoing exploration drilling program for the next several years. As part of the financing for the Acquisition, we

Endeavour International Corporation
incurred additional debt and issued both common and preferred stock. Annual dividends on the convertible preferred stock are expected to be $13 million, assuming we pay the dividends in stock and have not received stockholder approval of the additional antidilution provisions within 120 days of issuance. We expect to have additional cash interest expense related to the newly issued debt of approximately $20 million annually.
Drilling Program
We currently anticipate exploration and development capital expenditures in 2006 to be approximately $42 million. It is expected that over $32 million of the 2006 capital program will be spent in the United Kingdom with the remaining $10 million spent in Norway. In addition to the exploration and development budget, we invested $11.6 million for the purchase of an eight percent interest in the Enoch Field located in Block 16/13a in the North Sea during the second quarter of 2006. In our exploration program, we expect to drill four explorations wells in 2006. As discussed below, our first exploration well of 2006, Cygnus, tested as a gas discovery in the UK North Sea and commerciality studies are underway. The Columbus prospect is the second exploration well and was spud at the end of October.
The remaining two wells proposed for our 2006 drilling program are farm-in opportunities obtained through an agreement in principle with Apache Corporation. As part of this arrangement with Apache, we will provide the second slot of a two-well drilling commitment for a semi-submersible rig in consideration for the option to purchase a 10% working interest in the Howgate prospect in Block 9/4a in the North Viking Graben area in the event of a discovery. Also as part of this arrangement, we will purchase from Apache a 10% working interest in the Bacchus prospect in the northern part of Block 22/6a in the Central Graben region. The Bacchus prospect is currently being drilled to test the commercial potential of a discovery well that was drilled in 2005. Completion of the agreements with Apache is subject to the execution of mutually agreeable documentation and receipt of certain third-party approvals.
The first of our wells to begin drilling in 2006, the Cygnus well, was spud in early February 2006 in the UK sector of the North Sea. The well has successfully tested as a gas discovery and is located within close proximity to several potential transportation routes. It is expected that most of the key pre-development studies needed to facilitate a commerciality decision will be completed by the end of this year. If a decision is made to develop the prospect, it is anticipated that production could be initiated by the late 2008 or early 2009.
We entered into a seismic acquisition contract for a proprietary 3-D survey covering 500 square kilometers on five blocks in the Inner Moray Firth acquired in the UK 23rd Seaward Licensing Round in 2005. Acquisition and processing should be completed by the end of the year in preparation for exploratory wells expected to be drilled in the area in 2007.
Rig Commitments
In the UK, we have a commitment for drilling services with a semi-submersible drilling rig for two wells beginning in the last half of 2006 for approximately $13.5 million. As discussed above, subsequent to the end of the third quarter 2006, we entered an agreement in principle with

Endeavour International Corporation
Apache whereby we will provide the second slot of that two-well drilling commitment in exchange for interest in certain licenses.
In the first quarter of 2006, we joined with several other operators in the Norwegian Continental Shelf to form a consortium that has entered into a contract for the use of a semi-submersible drilling rig for a three-year period. The agreement allows us to move forward with our exploration program in Norway and fulfill our role as an operator of Norwegian licenses. The contract commits us to 100 days (for two wells) of drilling services, for approximately $37.8 million, between late 2007 and 2009. We believe these rig-contracting efforts offer compelling economics and facilitate our drilling strategy.
During the second quarter of 2006, a wholly owned subsidiary entered into a rig commitment for 220 days over a one-year period beginning in March 2007 for the United Kingdom sector of the North Sea. The value of this contact is approximately $66 million. The arrangement is with Applied Drilling Technology International, a division of GlobalSantaFe, and will be for a heavy-duty harsh environment jack-up suitable for most drilling activities the company will operate in 2007-2008.
As is common in the oil and gas industry, we operate in many instances through joint ventures under joint operating or similar agreements. Typically, the operator under a joint operating agreement enters into contracts, such as rig commitment contracts, for the benefit of all joint venture partners. Through the joint operating agreement, the non-operators reimburse, and in some cases advance, the funds necessary to meet the contractual obligations, such as rig commitments, entered into by the operator. These obligations are typically shared on a “working interest” basis. The joint operating agreement provides remedies to the operator in the event that the non-operator does not satisfy its share of the contractual obligations. Occasionally, the operator is permitted by the joint operating agreement to enter into lease obligations and other contractual commitments that are then passed on to the non-operating joint interest owners as lease operating expenses, frequently without any identification as to the long-term nature of any commitments underlying such expenses.
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

Endeavour International Corporation
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
See Note 5 to our Condensed Consolidated Financial Statements for a summary of our derivative instruments at September 30, 2006.
Interest Rate Risk
Our convertible senior notes bear interest at a fixed rate of 6%. We are exposed to changes in interest rates through the effect on interest earned on cash and cash equivalents. We do not currently use interest rate derivative financial instruments to manage exposure to interest rate changes, but may do so in the future.
Subsequent to the third quarter, we entered into additional debt as part of the financing for the Acquisition. We entered into a $225 million senior bank facility, subject to a borrowing base limitation. The initial borrowing base was $185 million bears interest at either LIBOR plus 0.9 to 1.3%, for the initial tranche of $168 million, or LIBOR plus 1.7%, for the second tranche of $18 million. We also entered into a $75 million second lien term loan. The second lien term loan consists of a single tranche, which bears interest at LIBOR plus 7%.
Item 4: Controls and Procedures
Evaluation of Disclosure Controls and Procedures
As of the end of the period covered by this report, our management carried out an evaluation, with the participation of our chief executive officer (the “CEO”), chief financial officer (“CFO”), and chief accounting officer (the “CAO”), of the effectiveness of our disclosure controls and procedures required by Rule 13a-15 of the Securities Exchange Act of 1934. Based on that evaluation, the CEO, CFO and CAO believe:
(i) that our disclosure controls and procedures are designed to ensure (a) that information we are required to disclose in our reports filed or submitted under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and (b) that such information is accumulated and communicated to our management, including the CEO, CFO and CAO, as appropriate, to allow timely decisions regarding required disclosure; and

Endeavour International Corporation
(ii) that our disclosure controls and procedures are effective.
Changes in Internal Controls over Financial Reporting
There has been no change in our internal controls over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f), during the quarter ended September 30, 2006 that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.
Part II. Other Information
Item 1: Legal Proceedings
Information regarding our legal proceedings is included in Note 8 – Commitments and Contingencies to our Condensed Consolidated Financial Statements included herewith and is incorporated herein by reference.
Item 1A: Risk Factors
The Risk Factors included in our Annual Report on Form 10-K/A for the year ended December 31, 2005 have not materially changed other than as set forth below.
The Series A Convertible Preferred Stock includes a covenant that will limit our ability to issue common stock in the future.
The Series A Convertible Preferred Stock includes a covenant that we will not, without the prior approval of a majority of the holders of the Series A Convertible Preferred Stock, directly or indirectly, issue or sell any shares of common stock for a price per share less than the conversion price applicable to the Series A Convertible Preferred Stock. This restrictive covenant will lapse and no longer be in force and effect if we obtain the approval of a majority of the holders of our common stock to include certain antidilution provisions in the Series A Convertible Preferred Stock, which would protect the holders of the Series A Convertible Preferred Stock in the event that we issue shares of common stock at a price below the applicable conversion price. If such shareholder approval is not obtained, then the restrictive covenant shall continue for so long as the Series A Convertible Preferred Stock is outstanding. This restrictive covenant would restrict us from having available equity capital from common stock issuances in situations in which the market price of our common stock was then below the conversion price of the Series A Convertible Preferred Stock and could adversely impact our ability to finance future acquisitions or operations.

Endeavour International Corporation
Our debt level could negatively impact our financial condition, results of operations and business prospects.
As of September 30, 2006, we had $81.25 million in outstanding indebtedness. In addition, in connection with the Acquisition, we incurred an additional $150 million in debt under our anticipated $225 million senior bank facility (which has an initial borrowing base of approximately $185 million) and $75 million in debt under our second lien term loan. Accordingly, our total outstanding debt on a pro forma basis for the Acquisition will be approximately $306.25 million. Our level of indebtedness could have important consequences on our operations, including:
•	making it more difficult for us to satisfy our obligations under our indentures or the terms of our other debt and increasing the risk that we may default on our debt obligations;

•	requiring us to dedicate a substantial portion of our cash flow from operating activities to required payments on debt, thereby reducing the availability of cash flow for working capital, capital expenditures and other general business activities;

•	limiting our ability to obtain additional financing in the future for working capital, capital expenditures, acquisitions and other general business activities;

•	decreasing our ability to withstand a downturn in our business or the economy generally; and

•	placing us at a competitive disadvantage against other less leveraged competitors.
We may not have sufficient funds to repay our outstanding debt. If we are unable to repay our debt out of cash on hand, we could attempt to refinance such debt, sell assets or repay such debt with the proceeds from an equity offering. We cannot assure you that we will be able to generate sufficient cash flow from operating activities to pay the interest on our debt or that future borrowings, equity financings or proceeds from the sale of assets will be available to pay or refinance such debt. Factors that will affect our ability to raise cash through an offering of our capital stock, a refinancing of our debt or a sale of assets include financial market conditions and our market value and operating performance at the time of such offering or other financing. We cannot assure you that any such offering, refinancing or sale of assets can be successfully completed, which could have a material adverse effect on our operations and negatively impact our exploration program.
We have outstanding $81.25 million of 6.00% convertible senior notes due 2012. Upon specified change of control events, each holder of those notes may require us to purchase all or a portion of the holder’s notes at a price equal to 100% of the principal amount, plus accrued and unpaid interest, if any, up to but excluding the date of purchase, plus in certain circumstances, a make-whole premium. We cannot assure you we would have sufficient financial resources to purchase the notes for cash or satisfy our other debt obligations if we are required to purchase the notes upon the occurrence of a change of control. In addition, events involving a change of control may result in an event of default under other debt we may incur in the future.

Endeavour International Corporation
Variable rate indebtedness subjects us to interest rate risk, which could cause our debt service obligations to increase significantly.
Certain of our borrowings, primarily borrowings under our new bank facilities, are at variable rates of interest and expose us to interest rate risk. If interest rates increase, our debt service obligations on the variable rate indebtedness would increase even though the amount borrowed remained the same, and our net income would decrease. After giving effect to the financings relating to the Acquisition, a 0.25% change in interest rates would result in a $0.6 million change in our annual interest expense.
Competition for oil and gas properties and prospects is intense and some of our competitors have larger financial, technical and personnel resources that give them an advantage in evaluating, obtaining and developing properties and prospects.
We operate in a highly competitive environment for reviewing prospects, acquiring properties, marketing oil and gas and securing trained personnel. Many of our competitors are major or independent oil and gas companies that possess and employ superior financial resources which allow them to obtain substantially greater technical and personnel resources and which better enable them to acquire and develop the prospects that they have identified. We also actively compete with other companies when acquiring new leases or oil and gas properties. Our relatively small size could adversely affect our ability to obtain new licenses in the future. Specifically, competitors with greater resources than our own can have certain advantages that are particularly important in reviewing prospects and purchasing properties. Competitors may be able to evaluate, bid for and purchase a greater number of properties and prospects than our financial or personnel resources permit. Competitors may also be able to pay more for productive oil and gas properties and exploratory prospects than we are able or willing to pay. If we are unable to compete successfully in these areas in the future, our future revenues and growth may be diminished or restricted.
We face risks associated with our acquisition strategy.
As part of our growth strategy, we intend to pursue strategic acquisitions of new properties that expand our current asset base and potentially offer unexploited reserve potential. This strategy involves risks and we cannot assure you that:
•	we will identify suitable acquisition candidates or that we will be able to finance or consummate the transactions we select;

•	any acquisitions will be profitable or be successfully integrated into our operations;

•	we will be able to retain and motivate key personnel of acquired businesses;

•	any acquisitions and integrations will not divert management resources; or

•	any acquisitions and integrations will not have an adverse effect on our results of operations or financial condition.

Endeavour International Corporation
Derivative transactions may limit our potential gains and involve other risks.
To manage our exposure to price risk with the Acquisition, we entered into commodity derivative contracts. We may also enter into other commodity derivative contracts from time to time with respect to a portion of our future production to manage our exposure to price risk. The goal of these commodity derivative contracts is to limit volatility and increase the predictability of cash flow. These transactions may limit our potential gains if oil and gas prices were to rise over the prices established by the derivative contracts. If oil and gas prices rise, we could be subject to margin calls. In addition, hedging transactions may expose us to the risk of financial loss in certain circumstances, including instances in which:
•	our production is less than expected;

•	the counterparties to our contracts fail to perform under the contracts; or

•	a sudden, unexpected event materially impacts oil or gas prices.
We are unable to predict the outcome of the pending SEC investigation.
In September 2005, we, our chief executive officers and one of our directors, received subpoenas from the Philadelphia District office of the SEC in a matter captioned In the Matter of TriMedia Entertainment Group, Inc. requesting the provision of certain documents and information relating to us, TriMedia and a number of other companies and individuals. At one time, we had an investment in TriMedia. This interest was transferred as part of our restructuring that occurred in February 2004. As part of the restructuring, our current management became affiliated with our company, and the company’s name was changed to Endeavour International Corporation. The SEC advised us that its request was in connection with a confidential private investigation and that its request should not be construed as an indication that we or any other person or entity has violated any law. We have cooperated with the SEC and provided documents and information to the SEC. We believe that neither us nor any of our officers or directors have engaged in any wrongful conduct and we do not anticipate that the SEC will make any allegations to that effect. We do not believe that the costs to be incurred by us in connection with the investigation will materially affect us. However, we are unable to predict the outcome of the investigation or whether it could have an impact on us or our operations.
If we, our existing stockholders or holders of our securities that are convertible into shares of our common stock sell additional shares of our common stock, the market price of our common stock could decline.
The market price of our common stock could decline as a result of sales of a large number of shares of common stock in the public market or the perception that such sales could occur. These sales, or the possibility that these sales may occur, also might make it more difficult for us to sell equity securities in the future at a time and at a price that we deem appropriate.
Sales of our common stock are restricted by lock-up agreements that our directors and officers have entered into with J.P. Morgan Securities Inc. and Credit Suisse Securities (USA) LLC. The lock-up agreements restrict our directors and certain of our officers, subject to specified exceptions, from selling or otherwise disposing of any shares for a period of 180 days after the

Endeavour International Corporation
date of the offering of 35 million shares of common stock in October 2006 without the prior written consent of each of J.P. Morgan Securities Inc. and Credit Suisse Securities (USA) LLC. J.P. Morgan Securities Inc. and Credit Suisse Securities (USA) LLC may, however, in their sole discretion and without notice, release all or any portion of the shares from the restrictions in the lock-up agreements.
In addition, approximately 4.5 million shares are issuable upon the exercise of presently outstanding stock options under our employee incentive plans, 1.6 million shares are issuable upon the exercise of presently outstanding options and warrants outside our employee incentive plans, 16.2 million shares are issuable upon the conversion of our convertible senior notes due 2012 and up to 50.0 million shares are issuable upon conversion of the Series A Convertible Preferred Stock, based upon the conversion price of $2.50. We will file a shelf-registration statement with the SEC covering re-sales of the shares of common stock underlying the Series A Convertible Preferred Stock.
Item 6: Exhibits
The following exhibits are included herein:

31.1*	Certification of William L. Transier, Chief Executive Officer, pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended.

31.2*	Certification of Lance Gilliland, Chief Financial Officer, pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended.

31.3*	Certification of Robert L. Thompson, Chief Accounting Officer, pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended.

32.1*	Certification of William L. Transier, Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of Lance Gilliland, Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.3*	Certification of Robert L. Thompson, Chief Accounting Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed herewith.

Endeavour International Corporation
Signatures
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
Endeavour International Corporation

Date: November 7, 2006	/s/ Lance Gilliland	/s/ Robert L. Thompson

	Lance Gilliland	Robert L. Thompson
	Executive Vice President and	Vice President and Chief
	Chief Financial Officer	Accounting Officer
	(Principal Financial Officer)	(Principal Accounting
Officer)

Exhibit Index
Endeavour International Corporation
The following exhibits are included herein:

Exhibits	Discription of Exhibit
31.1*	Certification of William L. Transier, Chief Executive Officer, pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended.

31.2*	Certification of Lance Gilliland, Chief Financial Officer, pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended.

31.3*	Certification of Robert L. Thompson, Chief Accounting Officer, pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended.

32.1*	Certification of William L. Transier, Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of Lance Gilliland, Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.3*	Certification of Robert L. Thompson, Chief Accounting Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed herewith.