Form 10-K
period 2006-12-31
ENDEAVOUR INTERNATIONAL CORP
filed 2007-03-15
CIK 1112412

United States
Securities and Exchange Commission
Washington, D.C. 20549
Form 10-K

☑	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the Fiscal Year Ended December 31, 2006

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
Securities registered pursuant to Section 12(g) of the Act: None
Indicate by check mark if the registrant is a well-known seasoned issuer as defined in Rule 405 of the Securities Act. ☐ Yes ☑ No
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. ☐ Yes ☑No
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☑Yes ☐ No
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer” in Rule 12b-2 of the Exchange Act (check one):
Large accelerated filer ☐ Accelerated filer ☑ Non-accelerated filer ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☑No
The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant was $154 million computed by reference to the closing sale price of the registrant’s common stock on the American Stock Exchange on June 30, 2006, the last business day of the registrant’s most recently completed second fiscal quarter.
As of March 7, 2007, 120,696,449 shares of the issuer’s common stock were outstanding.
DOCUMENTS INCORPORATED BY REFERENCE:
Portions of the definitive proxy statement of Endeavour International Corporation relating to the 2007 Annual Meeting of Stockholders, which will be filed within 120 days of December 31, 2006, are incorporated by reference into Part III of this Form 10-K.

(i)

Endeavour International Corporation
Forward-Looking Statements
The information contained in this Annual Report on Form 10-K includes certain forward-looking statements. The words “may,” “will,” “expect,” “anticipate,” “believe,” “continue,” “estimate,” “project,” “intend,” and similar expressions used in this Form 10-K are intended to identify forward-looking statements within the meaning of Section 27A of the U.S. Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. You should not place undue reliance on these forward-looking statements, which speak only as of the date made. We undertake no obligation to publicly release the result of any revision of these forward-looking statements to reflect events or circumstances after the date they are made or to reflect the occurrence of unanticipated events. You should also know that such statements are not guarantees of future performance and are subject to risks, uncertainties and assumptions. Many of these risks and uncertainties are set forth under the caption “Risk Factors” in Item 1A of this report. Should any of these risks or uncertainties materialize, or should any of our assumptions prove incorrect, actual results may differ materially from those included within the forward-looking statements.
Part I
Item 1. Business
Endeavour International Corporation (a Nevada corporation formed in 2000) is an independent oil and gas company engaged in the acquisition, exploration and development of energy reserves and, since February 26, 2004, we have been geographically focused in the North Sea.
Our principal executive offices are located at 1000 Main Street, Suite 3300, Houston, Texas 77002, and our telephone number is (713) 307-8700. Unless the context otherwise requires, references to the “Endeavour”, “we”, “us” or “our” mean Endeavour International Corporation and our consolidated subsidiaries. If you are not familiar with the oil and gas terms used in this report, please refer to the explanations of such terms under the caption “Commonly Used Oil and Gas Terms” in Item 7 of this report.
General
We began 2004 with a new management team, a restructured company and a new strategy that focused on the exploration, exploitation and acquisition of oil and gas assets in the North Sea. Our goal is to become a leading upstream company with an exploration focus primarily in the North Sea. Over the last several years, we have strived to further the goals and strategies we laid out in 2004 in three areas — acquisitions, licensing rounds and exploration drilling.
Acquisition success has been the first step in furthering our strategy. In early 2004, the merger with NSNV, Inc. provided us with a new management team, seismic data and a North Sea strategy. By the end of 2004, we had completed an acquisition of producing properties in Norway, giving us sufficient cash flow to fund our cash general and administrative expenses. In late 2006, we completed a significant acquisition of producing properties in the UK, thereby providing additional reserves, production and cash flow to help support our growing exploration program. These assets included seven producing properties and increased our proved reserves at December 31, 2006 by nearly 450% from the prior year.

Endeavour International Corporation
Success in the licensing round process in both the UK and Norway has also been crucial to our efforts. Through successful licensing round applications, we continue to build our significant exploration acreage and potential. We participated in our first UK licensing round in 2004 and were awarded nine licenses, with an additional eleven and eight licenses awarded in the 2005 and 2006 rounds, respectively. We participated in our first licensing round in Norway in 2005 and were awarded two licenses, with another five licenses awarded in the 2006 licensing round.
With exploration licenses and cash flow to support administrative costs in hand, we began our drilling program in earnest in 2005. By the end of 2005, we had drilled four exploratory wells in the UK, two of which we operated. None of these wells found commercial quantities of hydrocarbons, but, in each case, the wells were determined unsuccessful due to the primary risks identified by our pre-drilling geological and geophysical analysis. During 2006, two exploratory wells, the Cygnus and Columbus prospects, were successfully tested as gas discoveries. Development studies are underway for both wells to facilitate commerciality decisions. We also purchased a 10 percent working interest in the Bacchus prospect that was drilled in the fourth quarter. This appraisal well was drilled to test the commercial potential of a discovery well that was drilled in 2005 and flowed oil from an Upper Jurassic sandstone. While the appraisal well was determined to be dry, evaluations are continuing to determine commerciality of the field.
Business Strategy
Our goal is to create stockholder value by increasing reserves, production and cash flow. We intend to accomplish this goal by continuing our focus on the following key strategies:
Exploration Focus
We intend to focus our operations principally on reserves in the North Sea. We believe the continued restructuring of portfolios by larger energy companies away from the more mature North Sea will create opportunities for smaller companies. As a result, we expect the region to remain attractive with additional prospects, acreage and production opportunities becoming available as these larger energy companies divest certain of their North Sea assets and focus in other regions. We also believe the North Sea contains high-value exploration opportunities with significant reserve potential that have yet to be discovered, and that the existing and available infrastructure in the North Sea region further enhances the economic potential of opportunities in this region. Further consolidation of independent producers should also create more opportunities for us to acquire and develop attractive assets and prospects.
Expand through Acquisitions
In keeping with our operating philosophy, we intend to continue to pursue strategic acquisitions of new properties that expand our current asset base, are accretive to stockholder value, provide an attractive rate of return, increase the scope and scale of our operations and offer unexploited reserve potential. In addition, by pursuing strategic acquisitions, we expect to redeploy cash flows from acquired producing assets to fund our exploration drilling program.
Grow through Exploration
We intend to grow our reserves and production through exploratory activities on our existing acreage, acreage acquired in future licensing rounds and acreage obtained through farm-ins with other industry participants. In addition, we continue to utilize our access and license rights to the 3-D MegaSurvey and North Sea Digital Atlas data, compiled by PGS Exploration (UK) Ltd (“PGS”), covering the continental

Endeavour International Corporation
shelves of the United Kingdom, Norway and the Netherlands to efficiently and accurately identify development and exploration opportunities not yet fully exploited by the energy industry.
Executive Officers

Name	Age	Position

William L. Transier	52	Chief Executive Officer, President and Chairman of the Board of Directors since September 2006
Lance Gilliland	39	Executive Vice President, Chief Financial Officer
Bruce H. Stover	57	Executive Vice President Operations and Business Development
H. Don Teague	64	Executive Vice President, Administration, General Counsel and Secretary
Robert L. Thompson	60	Vice President, Chief Accounting Officer and Corporate Planning
The following is a brief summary of the business experience of each of the above-named individuals:
William L. Transier — Mr. Transier has served as our chief executive officer, president and chairman of the board since September 2006. Prior to that, he served as our co-chief executive officer and director since our founding in February 2004. From November 2003 to February 2004, Mr. Transier was founder and co-chief executive officer of NSNV, Inc. From 1999 to 2003, Mr. Transier was executive vice president and chief financial officer for Ocean Energy, Inc., an oil and gas exploration and production company, prior to its merger with Devon Energy Corporation. Mr. Transier began his career in public accounting with KPMG LLP, an international audit and business strategy consulting firm, where he rose to the title of partner and headed its energy practice. Mr. Transier is a director of Reliant Energy Inc., Cal Dive International, Inc. and Helix Energy Solutions Group, Inc. He is a former chairman of the Natural Gas Supply Association, and former chairman of the Texas Department of Information Resources, having been appointed to that post by Texas Governor Rick Perry.
Lance Gilliland — Mr. Gilliland has served as our executive vice president and chief financial officer since August 2005. Most recently, Mr. Gilliland was an independent consultant. From 1993 to 2005 Mr. Gilliland held various positions at Goldman, Sachs & Co., serving in both the mergers and acquisitions and investment banking services departments in New York, Houston and Menlo Park. He began his career with Kidder, Peabody & Co. Inc. in New York. Mr. Gilliland is a Chartered Financial Analyst.
Bruce H. Stover — Mr. Stover has served as our executive vice president operations and business development since February 2004. From 1997 to 2003, Mr. Stover was senior vice president, worldwide business development for Anadarko Petroleum Corporation, an oil and gas exploration and production company. Mr. Stover joined Anadarko Petroleum Corporation in 1980 as chief engineer and in 1989 he was named president and general manager for Anadarko Algeria Corporation where he led the company’s start-up operations in Algeria. In 1993, he was named vice president, acquisitions and in 1997 that position evolved into vice president, worldwide business development. Mr. Stover began his career with Amoco Production Company, an oil and gas exploration and production company, in 1972. A member of the Society of Petroleum Engineers, he is active in a number of organizations at the University of Oklahoma including the Board of Visitors-College of Engineering, the Dean’s Advisory Board-School of Petroleum & Geological Engineering and the President’s Associates Council.
H. Don Teague — Mr. Teague has served as executive vice president, administration, general counsel and secretary since March 2004. From 2001 to 2004, Mr. Teague was an independent consultant. Mr. Teague has been a member of the Texas State Bar Association since 1966.

Endeavour International Corporation
Robert L. Thompson — Mr. Thompson has served as our vice president, chief accounting officer and corporate planning since March 2004. From 2001 to 2003 Mr. Thompson served as vice president and controller of Ocean Energy, Inc., an oil and gas exploration and production company, and from 2000 to 2001 Mr. Thompson served as senior consultant on finance and economics at Cambridge Energy Research Associates, an advisory firm focused on the energy industry. Mr. Thompson spent the majority of his career with Oryx Energy Company, an oil and gas exploration and production company, and its predecessors. His positions there included Director-Financial Analysis, Director-Business Planning and Acquisitions, and Controller and Vice President-Planning. Mr. Thompson is a certified public accountant.
Company History
From the date of our formation through February 2002, we were engaged in the business of marketing and selling graphics media products, such as symbols, logos, pictures, signs and business advertisements, over the Internet. In February, 2002, we experienced a change in management and began to implement a new business plan and acquiring, exploring, and developing natural gas and oil properties in Louisiana, Mississippi and Oklahoma.
During 2004, we significantly transformed the nature and scope of our business. On February 26, 2004, we completed a series of transactions that provided:
•	a new management team;

•	a new business strategy of exploration, exploitation and acquisition focused on the North Sea;

•	the acquisition of NSNV, Inc. which possessed the seismic data and management team that were central to our new strategy; and

•	a restructuring which resulted in the sale of all our interests in U.S. oil and gas properties.
The transformed company, renamed Endeavour International Corporation, emerged with a business strategy firmly focused on exploration, production and development in the North Sea. Throughout 2004, we made significant strides in our goal to capitalize on opportunities in the North Sea. Simultaneous with the restructuring in February 2004, we completed a private offering of common stock for net proceeds of $46 million. This offering financed the initial transactions in the transformation and provided capital for us to proceed with our business plan for the remainder of 2004. In July 2004, we participated in the 22nd Licensing Round in the United Kingdom, receiving nine production licenses that cover 18 blocks.
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
In November 2004, we purchased a 76.66% majority interest in OER oil AS (“OER”), a privately held Norwegian exploration and production company based in Oslo (the “OER Acquisition”). In January 2005, we purchased the remaining 23.34% interest in OER from twenty-four minority interest holders. With this acquisition, we hold working interests in the Brage and Njord fields operated by Norsk Hydro. Production from these net interests was 542,000 barrel of oil equivalent (“BOE”) and 726,000 BOE for 2006 and 2005, respectively.
In December 2004, we were awarded a 7.5 percent ownership in two additional licenses in Norway as part of the 2004 Awards in Predefined Areas, a concession round held annually by the Norwegian

Endeavour International Corporation
Ministry of Petroleum and Energy in mature parts of the Norwegian Continental Shelf. The awarded areas cover approximately 600 square kilometers or 232 square miles, equivalent to 30 Gulf of Mexico blocks, near our Njord interests. We, along with our partners, are currently conducting exploration and exploitation activities in the Njord field that are expected to extend the life of the field beyond 2013.
In the first quarter 2005, we raised $81.25 million by issuing senior convertible notes to fund our multi-year drilling program and other corporate expenditures. In April 2005, we completed the sale of our partnership interests in Thailand to a private entity for net proceeds of approximately $19 million. This sale was the final step in optimizing the assets of our predecessor company and supported Endeavour’s North Sea drilling plans and strategy.
In the latter half of 2005, we were awarded interests in 11 production licenses in the UK covering 17 blocks in the Central North Sea, Inner Moray Firth and the Southern Gas Basin. We will serve as operator on seven of the licenses. The third quarter also marked a major milestone for Endeavour — we drilled our first well in the United Kingdom area of the North Sea. The initiation of our drilling program established Endeavour as an operator and participant in the UK and Norway. By the end of the year, we had drilled four wells in the UK, two of which we operated, but none of these wells found commercial quantities of hydrocarbons. In each case, the wells were ultimately determined unsuccessful due to the primary risks identified by our pre-drilling geological and geophysical analysis. The results reflect the element of risk that is inherent to the exploration business and the statistical probabilities associated with the search for oil and gas. While we were disappointed in the results, it is our opinion that these prospects — while higher risk opportunities — all merited testing based on our geologic assessments. Importantly, the drilling validated the quality of the seismic data that we are utilizing and the methodology that we are applying to select our exploration portfolio. We still have confidence in our exploration tools, people and process.
We also continued to move forward on the Norwegian portion of our North Sea Strategy in the fourth quarter of 2005. In November, our subsidiary, Endeavour Energy Norge AS, was notified by the Ministry of Petroleum and Energy in Norway of its pre-qualification as an operator on the Norwegian Continental Shelf. In December 2005, we were awarded interests in two production licenses, one as operator and the other as a participant, in the Norwegian North Sea. The awards were made as part of the 2005 Awards in Predefined Areas (“APA”) held annually by the Ministry of Petroleum and Energy.
All of this activity in 2005 came on the heels of an equally busy 2004 during which we significantly transformed the nature and scope of our business. On February 26, 2004, we completed a series of transactions that provided:
•	a new management team;

•	a new business strategy of exploration, exploitation and acquisition focused on the North Sea;

•	the acquisition of NSNV, Inc. which possessed the seismic data and management team that were central to our new strategy; and

•	a restructuring which resulted in the sale of all our interests in U.S. oil and gas properties.
In the second quarter of 2006, we purchased an eight percent interest in the Enoch Field in the North Sea for approximately $11.7 million. The field is one of the first discoveries to be developed along the median line between the United Kingdom and Norway after the ratification of the UK/Norway Framework Treaty. Production from the project is expected to begin in the second quarter of 2007 and our net share of production is expected initially to be approximately 1,000 barrels of oil equivalent per day.

Endeavour International Corporation
We continued our drilling program in 2006 by drilling three exploration wells in the UK. The Cygnus and Columbus prospects both were successfully tested as gas discoveries. Development studies are underway for both wells to facilitate commerciality decisions. We also purchased a 10 percent working interest in the Bacchus prospect that was drilled in the fourth quarter. This appraisal well was drilled to test the commercial potential of a discovery well that was drilled in 2005 and flowed oil from an Upper Jurassic sandstone. While the appraisal well was determined to be dry, evaluations are continuing to determine commerciality of the field.
In May 2006, we announced our largest acquisition to date — the Talisman Acquisition. On November 1, 2006, we completed this acquisition of all of the outstanding shares of Talisman Expro Limited for US $366 million, after purchase price adjustments and expenses. As a result of the Talisman Acquisition, we acquired interests in eight fields in the United Kingdom sector of the North Sea and over seven million BOE of proved reserves as of the closing date. The Talisman Acquisition was financed in four parts:
•	37.8 million shares of common stock in the fourth quarter of 2006 for $89 million in gross proceeds;

•	125,000 shares of Series C Convertible Preferred Stock for $125 million in gross proceeds;

•	$150 million in a borrowing base debt facility, before financing costs paid of $3.2 million; and

•	$75 million in a second lien term loan, before financing costs paid of $2.6 million.
Competition
The petroleum and natural gas industry is highly competitive. Numerous independent oil and gas companies, oil and gas syndicates and major oil and gas companies actively seek out and bid for oil and gas properties as well as for the services of third party providers, such as drilling companies, upon which we rely. A substantial number of our competitors have longer operating histories in this region and substantially greater financial and personnel resources than we do. Many of these companies not only explore for, produce and market petroleum and natural gas, but also carry out refining operations and market the resultant products on a worldwide basis which may provide them with additional sources of capital. Larger and better capitalized competitors may be in a position to outbid us for particular prospect rights. These competitors may also be better able to withstand sustained periods of unsuccessful drilling. Larger competitors may be able to absorb the burden of any changes in laws and regulations more easily than we can, which would adversely affect our competitive position. In addition, most of our competitors have been operating for a much longer time and have demonstrated the ability to operate through industry cycles.
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

Endeavour International Corporation
and gas industry that often are costly to comply with and carry substantial penalties for failure to comply. Production operations are affected by changing tax and other laws relating to the petroleum industry, by constantly changing administrative regulations and possible interruptions or termination by government authorities.
Oil and gas mineral rights may be held by individuals, corporations or governments having jurisdiction over the area in which such mineral rights are located. As a general rule, parties holding such mineral rights grant licenses or leases to third parties to facilitate the exploration and development of these mineral rights. The terms of the leases and licenses are generally established to require timely development. Notwithstanding the ownership of mineral rights, the government of the jurisdiction in which mineral rights are located generally retains authority over the manner of development of those rights.
Environmental
Our operations are also subject to a variety of constantly changing laws and regulations governing the discharge of materials into the environment or otherwise relating to environmental protection. Failure to comply with these laws and regulations can result in the imposition of substantial fines and penalties as well as potential orders suspending or terminating our rights to operate. Some environmental laws to which we are subject provide for strict liability for pollution damage, rendering a person liable for environmental damage without regard to negligence or fault on the part of such person. In addition, we may be subject to claims alleging personal injury or property damage as a result of alleged exposure to hazardous substances, such as oil and gas related products or for other reasons.
Some environmental protection laws and regulations may expose us to liability arising out of the conduct of operations or conditions caused by others, or for acts which were in compliance with all applicable laws at the time the acts were performed. Changes in the environmental laws and regulations, or claims for damages to persons, property, natural resources or the environment, could result in substantial costs and liabilities to us. These laws and regulations may substantially increase the cost of exploring, developing, producing or processing oil and gas and may prevent or delay the commencement or continuation of a given project and thus generally could have a material adverse effect upon our capital expenditures, earnings, or competitive position. We believe that we are in substantial compliance with current applicable environmental laws and regulations. Nevertheless, changes in existing environmental laws and regulations or in the interpretations thereof could have a significant impact on us and the oil and gas industry in general.
Our operations in the UK portions of the North Sea are subject to numerous UK and European Union laws and regulations relating to environmental and safety. Environmental matters are addressed both before oil and gas production activities commence and during the exploration and production activities. Before a UK licensing round begins, the Department of Trade and Industry will consult with various public bodies that have responsibility for the environment. Applicants for production licenses are required to submit a statement of the general environmental policy of the operator in respect of the contemplated license activities and a summary of its management systems for implementation of that policy and how those systems will be applied to the proposed work program. Additionally, the Offshore Petroleum Production and Pipelines (Assessment of Environmental Effects) Regulations 1999 require the Secretary of State to exercise his licensing powers under the Petroleum Act 1998 in such a way to ensure that an environmental assessment is undertaken and considered before consent is given to certain projects.
In August 2005, new regulations were issued in the United Kingdom relating to oil pollution prevention and control for offshore facilities. The new rules introduce a permitting program for oil discharges from

Endeavour International Corporation
any offshore facility. “Oil discharges” are interpreted broadly in the new regulations to include a variety of potential discharges associated with petroleum exploration and production, such as produced water, sand and other substances, as well as discharges associated with decommissioning activities. These new rules have increased the operating costs for all offshore oil and gas companies operating in the United Kingdom. However, the impact of these regulations on many affected operations, including operations associated with the Acquisition, has not been fully realized or identified.
In the Norwegian portions of the North Sea, our operations are subject to the environmental and safety requirements of the Petroleum Act of 1996, as well as other laws and regulations. Our production licenses in Norway incorporate the environmental and safety requirements provided in the Petroleum Act, and failure to comply with such requirements can result in the imposition of fines and penalties as well as the potential suspension or revocation of our authorizations to operate.
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
Significant Customers
Our oil sales are to a limited number of customers, each of which account for more than 10% of revenue: Statoil ASA and Shell International Trading and Shipping Company, Limited and our gas and natural gas liquids sales are to Norsk Hydro, Shell UK Limited and Esso Exploration and Production UK Limited.
Employees
As of March 7, 2007, we have 60 full-time employees. We believe that we maintain good relationships with our employees, none of whom are covered by a collective bargaining agreement. We also utilize the services of consultants who provide us, among other things, technical support and accounting services.
Other Matters
In 2005, Endeavour, its chief executive officer, vice-chairman of the board of directors and one of its directors received subpoenas from the Philadelphia District Office of the SEC in a matter captioned In the Matter of TriMedia Entertainment Group, Inc. requesting the provision of certain documents and information relating to us, TriMedia and a number of other companies and individuals. At one time, the company (then known as Continental Southern Resources, Inc.) had an investment in TriMedia. This interest was transferred as part of the restructuring of Endeavour that occurred in February 2004 and which is fully described in footnote 3 in the company’s December 31, 2004 consolidated financial

Endeavour International Corporation
statements. As part of such restructuring the current management became affiliated with the company and its name was changed to Endeavour International Corporation. Endeavour intends to cooperate with the SEC in providing documents and information. The SEC has advised Endeavour that the request is in connection with a confidential private investigation and that its request should not be construed as an indication that Endeavour or any other person or entity has violated any law. Endeavour believes that neither it nor any of its current officers or directors have engaged in any wrongful conduct and does not anticipate that the SEC will make any allegations to that effect. Endeavour also believes that the costs to be incurred by it in connection with this matter will not materially affect the company or its operations.
Financial Information about Segment and Geographical Areas
Our revenues and long-lived assets by geographic area is included in Note 19 to our consolidated financial statements and incorporated herein by reference.
Available Information
We file annual and quarterly financial reports, as well as interim updates of a material nature to investors, with the Securities and Exchange Commission (the “Commission”). The public may read and copy any materials that we file with the Commission at the Commission’s Public Reference Room at 100 Fifth Street, NE, Washington, DC 20549. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. The SEC maintains an internet site at www.sec.gov that contains reports, proxy and information statements and other information regarding issuers that file electronically with the SEC. We make available free of charge our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act on our internet website at www.endeavourcorp.com, as soon as reasonably practicable after we electronically file or furnish such material with or to the Commission. Information contained on our website is not part of this annual report.
Item 1A. Risk Factors
The following material risk factors, among others, may affect our financial condition and results of operations.
Risks related to our business
We have had operating losses to date and may not be profitable in the foreseeable future.
We have been operating at a loss each year since our inception, and we may incur losses in the future. Net loss for the years ended December 31, 2006, 2005 and 2004 was $6.8 million, $31.4 million and $23.4 million, respectively. We expect to incur substantial expenditures in connection with our oil and gas exploration development and production activities which may be in excess of operating cash flows and may require us to seek external sources of capital in the future.

Endeavour International Corporation
Because we have a limited operating history in the North Sea, you may not be able to evaluate our current business and future earnings prospects accurately.
We began focusing our operations in the North Sea in February 2004, following the completion of our acquisition of NSNV, Inc. As a result, we have a limited operating history in this region upon which you can base an evaluation of our current business and our future earnings prospects. In addition, the historical financial statements for the year ended December 31, 2004 reflect our historical operations while we were not operating solely in the North Sea. Accordingly, you have limited financial information relating to our results of operations from the North Sea upon which to evaluate our current business and future earnings prospects accurately.
Our ability to produce commercial quantities of oil and gas from our properties may be adversely affected by factors outside of our control. If we are unable to produce oil and gas from our properties in commercial quantities, our operations will be severely affected.
Our business of exploring, developing and producing oil and gas involves a substantial risk of investment loss. Drilling oil and gas wells involves the risk that the wells may be unproductive or that the wells, although productive, do not produce oil or gas in economic quantities. Other hazards, such as unusual or unexpected geological formations, pressures, fires, blowouts, loss of circulation of drilling fluids, or other conditions may substantially delay or prevent completion of any well. This could result in a total loss of our investment in a particular property. Certain of our operating areas may be subject to severe weather conditions which could adversely impact our operations. A productive well may become uneconomic if water or other substances are encountered, which impair or prevent the production of oil and gas from the well. In addition, production from any well may be unmarketable if it is impregnated with water or other deleterious substances. We cannot assure you that oil and gas will be produced from the properties in which we have interests, nor can we assure the marketability of oil and gas that may be acquired or discovered. Numerous factors are beyond our control, including the proximity and capacity of oil and gas pipelines and processing equipment, market fluctuations of prices, taxes, royalties, allowable production and environmental regulations. We cannot predict how these factors may affect our business.
We may not be able to replace production with new reserves which could cause our production and reserves to decline.
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
We have limited control over the availability or cost of drilling rigs and other equipment and services which are essential to our operations, and market conditions or transportation impediments may hinder access to oil and gas markets or delay production.
We have limited control over the availability and cost of drilling rigs and other services and equipment which are necessary for us to carry out our exploration and development activities. Procuring a sufficient number of drilling rigs is expensive and difficult as the market for such rigs is highly competitive. The cost of all oil field services has increased significantly during the past year as oil and gas companies have sought to increase production. There is no assurance that we will be able to contract for such services or

Endeavour International Corporation
equipment on a timely basis or that the cost of such services and equipment will remain at a satisfactory or affordable level. Shortages or the high cost of drilling rigs, equipment, supplies or personnel could delay or adversely affect our exploration and development operations, which could have a material adverse effect on business, financial condition or results of operations.
Market conditions, the unavailability of satisfactory oil and natural gas transportation or the location of our drilling operations may hinder our access to oil and gas markets, or delay production or increase our expenses. The availability of a ready market for oil and gas production depends on a number of factors, including the demand for and supply of oil and gas and the proximity of reserves to pipelines and terminal facilities.
Our debt level could negatively impact our financial condition, results of operations and business prospects.
As of December 31, 2006, we had $306 million in outstanding indebtedness. Our level of indebtedness could have important consequences on our operations, including:
•	placing restrictions on certain operating activities;

•	making it more difficult for us to satisfy our obligations under our indentures or the terms of our other debt and increasing the risk that we may default on our debt obligations;

•	requiring us to dedicate a substantial portion of our cash flow from operating activities to required payments on debt, thereby reducing the availability of cash flow for working capital, capital expenditures and other general business activities;

•	limiting our ability to obtain additional financing in the future for working capital, capital expenditures, acquisitions and other general business activities;

•	decreasing our ability to withstand a downturn in our business or the economy generally; and

•	placing us at a competitive disadvantage against other less leveraged competitors.
We may not have sufficient funds to repay our outstanding debt. If we are unable to repay our debt out of cash on hand, we could attempt to refinance such debt, sell assets or repay such debt with the proceeds from an equity offering. We cannot assure you that we will be able to generate sufficient cash flow from operating activities to pay the interest on our debt or that future borrowings, equity financings or proceeds from the sale of assets will be available to pay or refinance such debt. Factors that will affect our ability to raise cash through an offering of our capital stock, a refinancing of our debt or a sale of assets include financial market conditions, our market value and our operating performance at the time of such offering or other financing. We cannot assure you that any such offering, refinancing or sale of assets can be successfully completed, which could have a material adverse effect on our operations and negatively impact our exploration program.
We have outstanding $81.25 million of 6.00% convertible senior notes due 2012. Upon specified change of control events, each holder of those notes may require us to purchase all or a portion of the holder’s notes at a price equal to 100% of the principal amount, plus accrued and unpaid interest, if any, up to but excluding the date of purchase, plus in certain circumstances, a makewhole premium. We also have outstanding $150 million under a Secured Revolving Loan and Letter of Credit Facility Agreement and $75 million outstanding under a Second Lien Credit and Guarantee Agreement (together, the “Debt Agreements”). Upon specified change of control events, each lender under the Debt Agreements may cancel the facility and declare outstanding loans, plus accrued and unpaid interest, outstanding letters of credit and other outstanding fees, if any, due and payable. We cannot assure you we would have sufficient financial resources to purchase the notes for cash or repay the lenders under our Debt Agreements upon the occurrence of a change of control. In addition, events involving a change of control may result in an event of default under other debt we may incur in the future.

Endeavour International Corporation
Variable rate indebtedness subjects us to interest rate risk, which could cause our debt service obligations to increase significantly.
Certain of our borrowings, primarily borrowings under our bank facilities, are at variable rates of interest and expose us to interest rate risk. If interest rates increase, our debt service obligations on the variable rate indebtedness would increase even though the amount borrowed would remain the same, and our net income would decrease. A 0.25% change in interest rates would result in a $0.5 million change in our annual interest expense.
We will not be the operator of all of the interests we own or acquire, and therefore we may not be in a position to control the timing of development efforts, the associated costs, or the rate of production of the reserves in respect of such interests.
A significant number of our interests, including several of our producing fields, are located in blocks that we do not currently operate and as we carry out our planned drilling program, we will not serve as operator of all planned wells. As a result, we may have limited ability to exercise influence over the operations of these interests or their associated costs. Dependence on the operator and other working interest owners for these projects, and limited ability to influence operations and associated costs could prevent the realization of expected returns on capital in drilling or acquisition activities. The success and timing of development and exploitation activities on properties operated by others depend upon a number of factors that will be largely outside our control, including:
•	the timing and amount of their capital expenditures;

•	the availability of suitable offshore drilling rigs, drilling equipment, support vessels, production and transportation infrastructure and qualified operating personnel;

•	the operator’s expertise and financial resources;

•	approval of other participants to drill wells and implement other work programs;

•	selection of technology; and

•	the rate of production of the reserves.
If we are unable to obtain additional financing or generate sufficient operating cash flow, we may not be able to adequately fund our existing development and exploration projects, acquire additional oil and gas interests, or maintain our rights in such projects.
We may not have an adequate amount of financial resources to adequately fund all of our development and exploration projects. In the past, we have relied on operating cash flows, credit facility borrowings and the sale of our debt and equity securities to fund the acquisition, exploration and development of our petroleum properties. We may need to raise additional capital to continue funding these projects and to have the ability to fund additional projects. We cannot assure you that additional funding will be available to us for exploration and development of our projects or to fulfill our obligations under any agreements. We also cannot assure you that we will be able to generate sufficient operating cash flow or obtain adequate financing in the future or that the terms of any such financing will be favorable. Failure to generate such additional operating cash flow or obtain such additional financing could result in delay, postponement or cancellation of further exploration and development of our projects or the loss of our interest in our prospects.

Endeavour International Corporation
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
If we are unable to identify additional oil and gas prospects in which we can acquire an interest at an affordable price, we may not be able to grow successfully.
One element of our strategy is to continue to grow through selected acquisitions of additional interests in oil and gas prospects. This strategy may not be successful, however, because:
•	we may not be able to identify additional desirable oil and gas prospects and acquire interests in such prospects at a desirable price;

•	any acquisition of interests in oil and gas prospects may be found not to include prospects that contain proven oil or gas reserves;

•	we may not have the ability to develop prospects that contain proven oil or gas reserves to the point of commercial production;

•	we may not have the financial ability to complete additional acquisitions of interests in oil and gas prospects or to develop the prospects that we acquire to the point of production; and

•	we may not be able to consummate additional acquisitions on terms favorable to us or at all.
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
As part of our growth strategy, we intend to pursue strategic acquisitions of new properties that expand our current asset base and potentially offer unexploited reserve potential. This strategy involves risks and we cannot assure you that:
•	we will be able to finance or consummate the transactions we select;

•	any acquisitions will be profitable or be successfully integrated into our operations;

•	we will be able to retain and motivate key personnel of acquired businesses;

•	any acquisitions and integrations will not divert management resources; or

•	any acquisitions and integrations will not have an adverse effect on our results of operations or financial condition.

Endeavour International Corporation
Market fluctuations in the prices of oil and gas could adversely affect the price at which we can sell oil or gas discovered on our properties, and lower oil and gas prices may cause us to record ceiling test write-downs.
In recent decades, there have been periods of both worldwide over-production and underproduction of hydrocarbons, varying weather patterns and periods of both increased and relaxed energy conservation efforts. These conditions have resulted in periods of excess supply of, and reduced demand for, crude oil on a worldwide basis and for natural gas on a regional basis. These periods historically have been followed by periods of short supply of, and increased demand for, crude oil and natural gas. The excess or short supply of oil and gas has placed pressures on prices and has resulted in dramatic price fluctuations, even during relatively short periods of seasonal market demand. We cannot predict with any degree of certainty future oil and gas prices. Changes in oil and gas prices significantly affect our revenues, operating results, profitability and the amount and value of our oil and gas reserves. Lower prices may reduce the amount of oil and gas that we can produce economically. In an attempt to reduce our price risk, we may periodically enter into hedging transactions with respect to a portion of our expected future production.
We use the full cost method of accounting for our oil and gas operations. Accordingly, we capitalize the cost to acquire, explore and develop oil and gas properties. Under full cost accounting rules, the net capitalized costs of oil and gas properties (net of related deferred taxes), including estimated capitalized abandonment costs, may not exceed a “ceiling limit,” which is based upon the present value of estimated future net cash flows from proved reserves, discounted at 10% and excluding cash flows related to estimated abandonment costs, plus the lower of cost or fair value of unproved properties. If net capitalized costs of oil and gas properties exceed the ceiling limit, we must charge the amount of the excess to earnings as an impairment charge. This is called a “ceiling test write-down.” This charge does not impact cash flow from operating activities, but does reduce net income. The risk that we will be required to write down the carrying value of oil and gas properties increases when oil and natural gas prices are low. In addition, write-downs may occur if we experience substantial downward adjustments to our estimated proved reserves. We cannot assure you that we will not experience ceiling test write-downs in the future.
Our results of operations could be adversely affected by goodwill impairments.
As a result of mergers and acquisitions, at December 31, 2006 we had approximately $292 million of goodwill on our balance sheet. Goodwill is not amortized, but instead must be tested at least annually for impairment by applying a fair-value-based test. Goodwill is deemed impaired to the extent that its carrying amount exceeds the fair value of the reporting unit. Although our latest tests indicate that no goodwill impairment is currently required, future deterioration in market conditions could lead to goodwill impairments that could have a substantial negative effect on our profitability.
Derivative transactions may limit our potential gains and involve other risks.
To manage our exposure to price risk with our production, we entered into commodity derivative contracts. We may also enter into other commodity derivative contracts from time to time with respect to a portion of our future production to manage our exposure to price risk or exposure to interest rate risk. The goal of these derivative contracts is to limit volatility and increase the predictability of cash flow. These transactions may limit our potential gains if oil and gas prices were to rise over, or interest rates fall below, the prices established by the derivative contracts. If oil and gas prices rise or interest rates fall, we

Endeavour International Corporation
could be subject to margin calls. In addition, derivative contracts may expose us to the risk of financial loss in certain circumstances, including instances in which:
•	our production is less than expected;

•	the counterparties to our contracts fail to perform under the contracts; or

•	a sudden, unexpected event materially impacts oil or gas prices or interest rates.
The use of 3-D seismic is only an interpretive tool and we may be unable to recognize significant geological features.
The use of 3-D seismic is only an interpretive tool and we may be unable to recognize significant geological features due to errors in analysis of data, processing limitations or other factors. The use of seismic information does not guarantee that the wells we drill will encounter hydrocarbons, or if we do encounter hydrocarbons, that they will be present in commercial quantities.
We operate internationally and are subject to political, economic and other uncertainties.
We currently have operations in the United Kingdom, Norway and the Netherlands. We may expand our North Sea operations to other countries or regions. International operations are subject to political, economic and other uncertainties, including:
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
Our insurance may not protect us against business and operating risks, including the potential that an operator of a prospect in which we participate may fail to maintain or obtain adequate insurance.
Oil and gas operations are subject to particular hazards incident to the drilling and production of oil and gas, such as blowouts, cratering, explosions, uncontrollable flows of oil, gas or well fluids, fires and pollution and other environmental risks. These hazards can cause personal injury and loss of life, severe damage to and destruction of property and equipment, pollution or environmental damage and suspension of operations. We maintain insurance for some, but not all, of the potential risks and liabilities associated with our business. If a significant accident or other event resulting in damage to our operations, including severe weather, terrorist acts, war, civil disturbances, pollution or environmental damage, occurs and is not fully covered by insurance, it could adversely affect our financial condition and results of operations. We do not currently operate all of our oil and gas properties. In the projects in which we own non-operating interests, the operator may maintain insurance of various types to cover our operations with policy limits and retention liability customary in the industry. The occurrence of a significant adverse event that is not fully covered by insurance could result in the loss of our total investment in a particular prospect and additional liability for us, which could have a material adverse effect on our financial condition and results of operations.

Endeavour International Corporation
The cost of decommissioning is uncertain.
We expect to incur obligations to abandon and decommission certain structures in the North Sea. To date the industry has little experience of removing oil and gas structures from the North Sea. Few of the structures in the North Sea have been removed, and these were small steel structures and sub-sea installations in the shallow waters of the Southern North Sea. Certain groups have been established to study issues relating to decommissioning and abandonment and how the costs will be borne. Because experience is limited, we cannot predict the costs of any future decommissions for which we might become obligated.
Reserve estimates depend on many assumptions that may turn out to be inaccurate and any material inaccuracies in the reserve estimates or underlying assumptions of our assets will materially affect the quantities and present value of those reserves.
Estimating oil and gas reserves is complex and inherently imprecise. It requires interpretation of the available technical data and making many assumptions about future conditions, including price and other economic factors. In preparing such estimates, projection of production rates, timing of development expenditures and available geological, geophysical, production and engineering data are analyzed. The extent, quality and reliability of these data can vary. This process also requires economic assumptions about matters such as oil and natural gas prices, drilling and operating expenses, capital expenditures, taxes and availability of funds. If our interpretations or assumptions used in arriving at our reserve estimates prove to be inaccurate, the amount of oil and gas that will ultimately be recovered may differ materially from the estimated quantities and net present value of reserves owned by us.
Actual future production, oil and natural gas prices, revenues, taxes, development expenditures, operating expenses and quantities of recoverable oil and gas reserves most likely will vary from estimates, perhaps significantly. In addition, we may adjust estimates of proved reserves to reflect production history, results of exploration and development, prevailing oil and natural gas prices and other factors, many of which are beyond our control.
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
We are subject to environmental regulations that can have a significant impact on our operations.
Our operations are subject to a variety of national, state, local, and international laws and regulations governing the discharge of materials into the environment or otherwise relating to environmental protection, particularly in the United Kingdom and Norway where our operations are currently concentrated. Failure to comply with these laws and regulations can result in the imposition of substantial fines and penalties as well as potential orders suspending or terminating our rights to operate. Some environmental laws to which we are subject provide for strict liability for pollution damages, rendering a person liable without regard to negligence or fault on the part of such person. In addition, we may be subject to claims alleging personal injury or property damage as a result of alleged exposure to hazardous

Endeavour International Corporation
substances such as oil and gas related products. Aquatic environments in which we operate are often particularly sensitive to environmental impacts, which may expose us to greater potential liability than that associated with exploration, development and production at many onshore locations.
Changes in environmental laws and regulations occur frequently, and any changes that result in more stringent or costly requirements for oil and gas exploration and production activities could require us, as well as others in our industry, to make significant expenditures to attain and maintain compliance which could have a corresponding material adverse effect on our competitive position, financial condition or results of operations. We cannot provide assurance that we will be able to comply with future laws and regulations to the same extent that we believe we have in the past. Similarly, we cannot always precisely predict the potential impact of environmental laws and regulations which may be adopted in the future, including whether any such laws or regulations would restrict our operations in any area.
Current and future environmental regulations, including restrictions on greenhouse gases due to concerns about climate change, could reduce the demand for our products. Our business, financial condition and results of operations could be materially and adversely affected if this were to occur.
Under certain environmental laws and regulations, we could be subject to liability arising out of the conduct of operations or conditions caused by others, or for activities that were in compliance with all applicable laws at the time they were performed. Such liabilities can be significant, and if imposed could have a material adverse effect on our financial condition or results of operations.
Governmental regulations to which we are subject could expose us to significant fines and/or penalties and our cost of compliance with such regulations could be substantial.
Oil and gas exploration, development and production are subject to various types of regulation by local, state and national agencies. Regulations and laws affecting the oil and gas industry are comprehensive and under constant review for amendment and expansion. These regulations and laws carry substantial penalties for failure to comply. The regulatory burden on the oil and gas industry increases our cost of doing business and, consequently, adversely affects our profitability.
We are dependent on our executive officers and need to attract and retain additional qualified personnel.
Our future success depends in large part on the service of our executive officers. The loss of these executives could have a material adverse effect on our business. Although we have an employment agreement with Mr. Transier, our president and chief executive officer, there can be no assurance that we will have the ability to retain his services. Further, we do not maintain key-person life insurance on Mr. Transier.
Our future success also depends upon our ability to attract, assimilate and retain highly qualified technical and other management personnel, who are essential for the identification and development of our prospects. There can be no assurance that we will be able to attract, integrate and retain key personnel, and our failure to do so would have a material adverse effect on our business.
We are unable to predict the outcome of the pending SEC investigation.
In September 2005, we, our chief executive officer, the vice chairman of the board of directors and one of our directors, received subpoenas from the Philadelphia District office of the SEC in a matter captioned In the Matter of TriMedia Entertainment Group, Inc. requesting the provision of certain documents and

Endeavour International Corporation
information relating to us, TriMedia and a number of other companies and individuals. At one time, we had an investment in TriMedia. This interest was transferred as part of our restructuring that occurred in February 2004, described elsewhere in this Form 10-K. As part of the restructuring, our current management became affiliated with our company, and the company’s name was changed to Endeavour International Corporation. The SEC advised us that its request was in connection with a confidential private investigation and that its request should not be construed as an indication that we or any other person or entity has violated any law. We have cooperated with the SEC and provided documents and information to the SEC. We believe that neither us nor any of our current officers or directors have engaged in any wrongful conduct and we do not anticipate that the SEC will make any allegations to that effect. We do not believe that the costs to be incurred by us in connection with the investigation will materially affect us. However, we are unable to predict the outcome of the investigation or whether it could have an impact on us or our operations.
Risks relating to our common stock
The trading price of our common stock may be volatile.
Smaller capitalization companies like ours often experience substantial fluctuations in the trading price of their securities. The trading price of our common stock has from time to time fluctuated significantly and in the future may be subject to similar fluctuations. The trading price may be affected by a number of factors, including those set forth herein, as well as our operating results, financial condition, announcements or drilling activities, general conditions in the oil and gas exploration and development industry, and other events or factors, some of which may be unrelated to our performance or prospects or to conditions in the industry as a whole.
There is a limited market for our common stock.
Our common stock is traded on the American Stock Exchange. Historically, there has not been an active trading market for a significant volume of our common stock. We are not certain that an active trading market for our common stock will develop, or if such a market develops, that it will be sustained, which may make it more difficult for you to sell your shares of common stock in the future.
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
As of March 7, 2007, we had approximately 120.7 million shares of common stock outstanding. Of those shares, approximately 4.3 million shares are restricted shares subject to vesting periods of up to three years. The remainder of these shares are freely tradeable.
Sales of our common stock are restricted by lock-up agreements that our directors and officers have entered into with J.P. Morgan Securities Inc. and Credit Suisse Securities (USA) LLC. The lock-up agreements restrict our directors and certain of our officers, subject to specified exceptions, from selling or otherwise disposing of any shares for a period of 180 days from October 25, 2006 without the prior written consent of each of J.P. Morgan Securities Inc. and Credit Suisse Securities (USA) LLC. J.P.

Endeavour International Corporation
Morgan Securities Inc. and Credit Suisse Securities (USA) LLC may, however, in their sole discretion and without notice, release all or any portion of the shares from the restrictions in the lock-up agreements.
In addition, approximately 4.5 million shares are issuable upon the exercise of presently outstanding stock options under our employee incentive plans, 1.7 million shares are issuable upon the exercise of presently outstanding options and warrants outside our employee incentive plans, 16.2 million shares are issuable upon the conversion of our convertible senior notes due 2012 and 50.0 million shares are issuable upon conversion of the Series C Preferred Stock, based upon the conversion price of $2.50.
Provisions in our articles of incorporation, bylaws and the Nevada Revised Statutes may discourage a change of control.
Certain provisions of our amended and restated articles of incorporation and amended and restated bylaws and the Nevada Revised Statutes (“NRS”) could delay or make more difficult a change of control transaction or other business combination that may be beneficial to stockholders. These provisions include, but are not limited to, the ability of our board of directors to issue a series of preferred stock, classification of our board of directors into three classes and limiting the ability of our stockholders to call a special meeting.
We are subject to the “Combinations With Interested Stockholders Statute” and the “Control Share Acquisition Statute” of the NRS. The Combinations Statute provides that specified persons who, together with affiliates and associates, own, or within three years did own, 10% or more of the outstanding voting stock of a corporation cannot engage in specified business combinations with the corporation for a period of three years after the date on which the person became an interested stockholder, unless the combination or the transaction by which the person first became an interested stockholder is approved by the corporation’s board of directors before the person first became an interested stockholder.
The Control Share Acquisition Statute provides that persons who acquire a “controlling interest”, as defined, in a company may only be given full voting rights in their shares if such rights are conferred by the stockholders of the company at an annual or special meeting. However, any stockholder that does not vote in favor of granting such voting rights is entitled to demand that the company pay fair value for their shares, if the acquiring person has acquired at least a majority of all of the voting power of the company. As such, persons acquiring a controlling interest may not be able to vote their shares.
Item 1B. Unresolved Staff Comments
None.
Item 2. Properties
Our exploration portfolio consists of production licenses in the United Kingdom sector of the North Sea covering approximately 1.1 million gross acres, and production licenses in the Norwegian Continental Shelf, or NCS, covering approximately 0.5 million gross acres. Within our acreage position, we have interests in licenses covering seven producing fields in the UK, two producing fields in Norway and one field under development along the median line between the United Kingdom and Norway.

Endeavour International Corporation
As of December 31, 2006, we had proved reserves of 24,845 million cubic feet (“MMcf”) of natural gas and 5,752 thousand barrels (“Mbbls”) of crude oil, condensate and NGLs, for a combined 9,893 thousand barrels of oil equivalent (“MBOE”). During 2006, our reserves increased 447% due to the acquisitions of Talisman and Enoch and upward revisions due to better well performance. Proved developed reserves comprise 64% of total proved reserves. Our estimates of proved reserves, proved developed reserves and proved undeveloped reserves at December 31, 2006, 2005 and 2004 and changes in proved reserves during the last three years are contained in the Supplemental Information under Item 8 of this Form 10-K.

Endeavour International Corporation

Endeavour International Corporation
As of December 31, 2006, we had interests in the following production licenses :

	Prospect				Endeavour
	or Field				Working	Gross Acres
License	Name	Country	Operator	Status	Interest	(in thousands)

Inner Moray Firth:
P1397		United Kingdom	Endeavour	Exploration	33.3%	27
P1399		United Kingdom	Endeavour	Exploration	33.3%	168

Outer Moray Firth:
P213	Alba	United Kingdom	Chevron	Producing	2.25%	53
P213	Caledonia	United Kingdom	Chevron	Producing	2.83%	7
P218, P588	Ivanhoe, Rob Roy, Hamish	United Kingdom	Hess	Producing	23.46%	6
P226	Renee	United Kingdom	Endeavour	Producing	77.5%	6
P226	Rochelle	United Kingdom	Endeavour	Discovery	55.62%	59
P339	Rubie	United Kingdom	Endeavour	Producing	40.78%	3
P592	Goldeneye	United Kingdom	Shell	Producing	7.029%	55
P1297		United Kingdom	Endeavour	Exploration	50%	49

Central Graben:
P255	Bacchus	United Kingdom	Apache	Evaluating	10%	15
P361	Bittern	United Kingdom	Shell	Producing	2.42%	14
P1051		United Kingdom	Dana	Exploration	20%	11
P1176		United Kingdom	Endeavour	Exploration	75%	63
P1180		United Kingdom	Serica	Exploration	47.5%	6
P1183	Turnberry	United Kingdom	Endeavour	Exploration	40%	52
	Turriff	United Kingdom	Endeavour	Exploration	60%
P1228	Balgownie	United Kingdom	Endeavour	Exploration	60%	40
P1313		United Kingdom	Gaz de France	Exploration	25%	42
P1314	Columbus	United Kingdom	Serica	Discovery	25%	13
P1321		United Kingdom	Gaz de France	Exploration	25%	13
P1323		United Kingdom	Endeavour	Exploration	40%	14
P1324		United Kingdom	Endeavour	Exploration	40%	11
PL354		Norway	Endeavour	Exploration	50%	88

Southern Gas:
P1055	Cygnus	United Kingdom	Gaz de France	Discovery	12.5%	59
P1132		United Kingdom	Centrica	Exploration	22.5%	120
P1242	Emu	United Kingdom	CalEnergy	Exploration	30%	29
P1339		United Kingdom	Endeavour	Exploration	50%	36
P1343		United Kingdom	Gaz de France	Exploration	33%	97
P1356		United Kingdom	Endeavour	Exploration	100%	28

Sogn Graben:
PL270	Agat	Norway	RWE	Discovery	49%	60

Halten Terrace:
PL107, PL132	Njord	Norway	Norsk Hydro	Producing	2.5%	35

Endeavour International Corporation

	Prospect				Endeavour
	or Field				Working	Gross Acres
License	Name	Country	Operator	Status	Interest	(in thousands)

PL347		Norway	Norsk Hydro	Exploration	7.5%	86
PL348		Norway	Norsk Hydro	Exploration	7.5%	51

Viking Graben:
P219	Enoch	United Kingdom	Talisman	Development	8% on unitized field, 10% on exploration block	4
PL055, PL055B, PL185	Brage	Norway	Norsk Hydro	Producing	3.2% on the license, 4.4% on the Brage unit	43
PL053B		Norway	Norsk Hydro	Producing	20.6%	2
PL304		Norway	Lundin	Exploration	40%	109
PL363		Norway	Lundin	Exploration	40%	41

Donegal Basin:
To be determined		Ireland	Island Oil and Gas	Exploration	20%	119

Total						1,734

Planned Exploration and Development Expenditures
We anticipate spending approximately $92 million during 2007 to fund oil and gas exploration and development in the North Sea. An estimated $42 million will be allocated to exploration drilling activities and the remainder to data acquisition, analysis and development projects. More than two-thirds of the 2007 capital program is expected to be spent in the United Kingdom sector of the North Sea. The rest of the capital budget will be directed toward exploration and development activities in Norway. We may increase or decrease our planned activities for 2007 or high grade our exploratory prospects, depending upon drilling results, potential acquisition candidates, product prices, the availability of capital resources, and other factors affecting the economic viability of such activities.
Reserves
For 2006, our proved oil and gas reserves in the United Kingdom were estimated by Netherland, Sewell & Associates, Inc. and our proved oil and gas reserves in Norway were estimated by Gaffney Cline & Associates Ltd. For 2005 and 2004, our proved oil and gas reserves were reviewed and audited by Gaffney, Cline & Associates Ltd.
Our internal geophysicists, geologist and reservoir engineers or those of the operator evaluate all technical data available on each field including production data, wells logs, pressure data, petrophysical analysis, fluid properties, seismic data, mapping based on seismic interpretations and well control along with offset well data to estimate the reserves in place in the reservoir and ultimately estimate the quantity of proved

Endeavour International Corporation
oil and gas reserves attributable to a specific property. We provide our analysis to Netherland, Sewell & Associates, Inc. and Gaffney Cline & Associates, collectively our external reservoir engineers, for their estimates. The external engineers then perform their own analysis of the same raw data including analysis of all production data, pressure data, well logs, petrophysical analysis, fluid analysis, seismic data and mapping based on that seismic data to determine their own reserves in place and ultimately estimate the quantity of proved oil and gas reserves attributable to a specific property. These estimates of proved reserves by the external auditors are based upon the SEC definitions of proved reserves and involves their own estimates of the reserves based on extrapolations of well information such as flow performance and reservoir pressure as well as other technical information available.
Our proved oil and gas reserves at December 31, 2006, 2005, and 2004 included the following:

			Oil
	Oil	Gas	Equivalents

	(MBbls)	(MMcf)	(MBOE)
2006:
United Kingdom	4,566	17,172	7,428
Norway	1,186	7,673	2,465

	5,752	24,845	9,893

2005:
Norway	1,164	6,297	2,214

2004:
Norway	1,543	6,725	2,664
Equity Interest in Entities with Oil and Gas Properties (Thailand)	75	25,006	4,243

Drilling Statistics
A well is considered productive for purposes of the following table if it justifies the installation of permanent equipment for the production of oil or gas. The information should not be considered indicative of future performance, nor should it be assumed that there is necessarily any correlation between the number of productive wells drilled, quantities of reserves found or economic value. The following table shows the results of the oil and gas wells in which we participated, drilled and tested during 2006, 2005 and 2004:

Endeavour International Corporation

	Productive Wells		Dry Holes		In Progress Wells

	Gross	Net	Gross	Net	Gross	Net

2006:
United Kingdom	2	0.38	1	0.10	—	—
Norway	2	0.05	—	—	1	0.04

2005:
United Kingdom	—	—	4	1.5	—	—
Norway	2	0.07	1	0.03	1	0.03

2004:
Norway	1	0.03	—	—	2	0.07

Equity Interest in Entities with Oil and Gas Properties (Thailand)	2	0.14	—	—	—	—

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

Endeavour International Corporation

	Year Ended December 31,

	2006	2005	2004

United Kingdom:
Oil and condensate sales (Mbbl)	209	—	—
Oil and condensate price, before hedging ($ per Barrel (“Bbl”))	49.88	—	—
Oil and condensate price, after hedging ($ per Bbl)	49.88	—	—

Gas sales (MMcf)	1,539	—	—
Gas price, before and after hedging ($ per Mcf)	9.38	—	—

Total sales (MBOE)	466	—	—

Operating costs ($ per BOE)	9.44	—	—

Norway:
Oil and condensate sales (Mbbl)	508	726	91
Oil and condensate price, before hedging ($ per Bbl)	64.89	54.92	40.28
Oil and condensate price, after hedging ($ per Bbl)	54.12	51.74	40.28

Gas sales (MMcf)	203	184	15
Gas price, before and after hedging ($ per Mcf)	8.75	6.06	0.66

Total sales (MBOE)	542	756	93

Operating costs ($ per BOE)	20.48	15.86	22.15

United States:
Gas sales (MMcf)	—	—	2
Gas price, before and after hedging ($ per Mcf)	—	—	4.45

Total sales (MBOE)	—	—	1

Operating costs ($ per BOE)	—	—	0.80

Total:
Oil and condensate sales (Mbbl)	717	726	91
Oil and condensate price, before hedging ($ per Bbl)	60.51	54.92	40.28
Oil and condensate price, after hedging ($ per Bbl)	52.88	51.74	40.28

Gas sales (MMcf)	1,742	184	17
Gas price, before and after hedging ($ per Mcf)	9.30	6.06	1.06

Total sales (MBOE)	1,008	756	94

Operating costs ($ per BOE)	15.45	15.86	22.17

Endeavour International Corporation
Productive Well Summary
At December 31, 2006, our productive wells included the following:

	Oil		Gas
	Gross	Net	Gross	Net

United Kingdom	50	3.55	5	0.35
Norway	29	1.11	—	—

Total	79	4.66	5	0.35

Undeveloped Acreage
As of December 31, 2006, we have approximately 17,300, 157,700 and 97,200 net acres that are scheduled to expire by December 31, 2007, 2008 and 2009, respectively, if we take no action to continue the term through operational or administrative actions. We currently have plans to continue the terms of various licenses through operational or administrative actions and do not expect a significant portion of our net acreage position to expire before such actions occur.
The following table sets forth certain information regarding our developed and undeveloped acreage as of December 31, 2006 in the areas indicated.

	Developed		Undeveloped
	Gross	Net	Gross	Net

United Kingdom	143,287	12,818	955,998	369,608
Norway	74,355	2,498	440,492	143,513
Ireland	—	—	118,540	23,708

Total	217,642	15,316	1,515,030	536,829

Subsequent to December 31, 2006, we were awarded 11 licenses in the UK licensing round, covering approximately 240,000 gross acres, and another 5 licenses in the Norway licensing rounds, covering approximately 456,000 gross acres.
Item 3. Legal Proceedings
None.
Item 4. Submission of Matters to a Vote of Security Holders
On December 19, 2006, we held a special meeting where our stockholders approved (a) the issuance of 125,000 shares of Series C Convertible Preferred Stock, par value $0.001 per share (“Series C Convertible Preferred Stock”) in exchange for all of our outstanding Series A Preferred Stock, par value

Endeavour International Corporation
$0.001 per share (“Series A Preferred Stock”) and (b) the issuance of all shares of common stock potentially issuable pursuant to the terms of the Series C Convertible Preferred Stock. We issued 125,000 shares of Series A Preferred Stock for $125 million pursuant to a Subscription and Registration Rights Agreement (the “Subscription Agreement”) by and among us and the preferred stock investors party thereto (the “Preferred Investors”) in order to finance a portion of the purchase price of our acquisition of all of the outstanding shares of Talisman Expro Limited, which we completed on November 1, 2006.
Votes cast were as follows:

	For	Against	Abstained	Broker Non-Votes

Exchange of the Series A Preferred Stock for the Series C Convertible Preferred Stock and the issuance of all shares of common stock potentially issuable to the terms of the Series C Convertible Preferred Stock	73,398,334	917,229	555,095	—
Part II
Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
Our common stock currently trades on the American Stock Exchange under the symbol “END”. The following table sets forth the range of high and low prices per share of our common stock for each of the calendar quarters identified below as reported by the American Stock Exchange. These quotations represent inter-dealer prices, without retail mark-up, markdown or commission, and may not represent actual transactions.

	2006		2005
	High	Low	High	Low

First Quarter	$3.79	$2.75	$4.29	$3.35
Second Quarter	3.80	2.10	3.90	2.94
Third Quarter	3.19	2.28	5.69	3.62
Fourth Quarter	2.68	2.01	5.02	3.00

Holders
As of March 7, 2007, the number of holders of record of our common stock was 191. We believe that there are a number of additional beneficial owners of our common stock who hold such shares in street name.

Endeavour International Corporation
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
In November 2006, we issued the Series A Convertible Preferred Stock which was converted into the Series C Convertible Preferred Stock in December 2006. Dividends on the Series C Convertible Preferred Stock are payable in cash, or common stock if we are unable to pay such dividends in cash, and any dividends will be paid to the preferred stock investors prior to payment of any other dividend on any other shares of our capital stock. We will pay a cumulative dividend on the Series C Convertible Preferred Stock equal to 8.5% per annum of the original issue price (compounded quarterly) if paid in cash and 8.92% per annum of the original issue price (compounded quarterly) if paid in stock (the “Original Dividend Rate”). The Series C Convertible Preferred Stock also participates on an as-converted basis with respect to any dividends paid on the common stock. We anticipate paying the Series C Convertible Preferred Stock dividends in common stock during 2007.
Issuance of dividends in the form of common stock are subject to the following equity conditions (the “Equity Conditions”), which are waivable by two-thirds of the holders of the Series C Convertible Preferred Stock: (i) such common stock is listed on the American Stock Exchange, the New York Stock Exchange or the Nasdaq Stock Market, and not subject to any trading suspension; (ii) we are not then subject to any bankruptcy event; and (iii) such common stock will be immediately re-saleable by the preferred stock investors pursuant to an effective registration statement and otherwise in compliance with all applicable laws. If we have not maintained the effectiveness of the registration statement, then the dividend rate on the Series C Convertible Preferred Stock will be increased by the product of 2.5% (if the dividend is paid in cash) or 2.63% (if the dividend is paid in stock) times the number of quarters (or portions thereof) in which the failure occurs or we fail to cure such failure.
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

Endeavour International Corporation

Selected Financial Data (1)
	Year Ended December 31,
(Amounts in thousands, except per share data)	2006	2005	2004	2003	2002

Revenues	$54,131	$38,656	$3,663	$27	$16
Operating Loss	(4,374)	(28,089)	(15,492)	(31,922)	(1,805)
Net Loss to Common Shareholders	(8,829)	(31,531)	(23,372)	(36,829)	(4,487)
Net Loss Per Common Share — Basic and Diluted	(0.10)	(0.42)	(0.37)	(1.18)	(0.24)

Summary Balance Sheet Data:
Working Capital	47,431	49,638	4,699	(6,051)	(1,215)
Total Assets	774,470	186,966	101,737	12,582	25,019
Debt	306,250	81,250	2,150	—	—
Convertible Preferred Stock	125,000	—	—	—	—
Equity	116,828	40,344	56,972	3,181	21,475

(1)	Includes the following acquisitions and dispositions:
•	acquisition of Talisman Expro Limited in November 2006;

•	acquisition of working interests in the Enoch and Bacchus prospects in 2006;

•	disposition of Thailand assets in 2005;

•	acquisition of OER in November 2004 and January 2005;

•	disposition of BWP, Knox Miss and La. Shelf in 2004;

•	acquisition of NSNV in 2004;

•	acquisition of BWP in 2003; and

•	disposition of CSR-Waha in 2003.
Information regarding each of these transactions is included in the notes to the Consolidated Financial Statements.
Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations
This Management’s Discussion and Analysis of Financial Condition and Results of Operations and other parts of this report contain forward-looking statements that involve risks and uncertainties. All forward-looking statements included in this report are based on information available to Endeavour on the date hereof, and we assume no obligation to update any such forward-looking statements. Our actual results could differ materially from those anticipated in these forward-looking statements as a result of a number of factors, including those set forth in the section captioned “Risk Factors” in Item 1A and elsewhere in this report. The following should be read in conjunction with the audited financial statements and the notes thereto included elsewhere herein.
Overview
We have completed a series of transactions during the last three years that have significantly impacted our results of operations and financial conditions and transformed the nature and scope of our business. The most recent of these transactions was our significant purchase of producing properties in the UK in November 2006. This transaction coupled with our purchase of an interest in the Enoch development

Endeavour International Corporation
project in mid 2006 and producing properties in Norway in late 2004 provided a balanced portfolio of oil and gas reserves. These acquisitions implement the North Sea oil and gas strategy that we adopted upon our February 2004 restructuring.
Throughout the last three years, we have worked to acquire interests in properties in the North Sea through licensing rounds in the UK and Norway. The year 2005 represents a full year’s contribution of the acquired Norwegian assets and reflects the initiation of drilling in the United Kingdom and the continuation of our efforts to acquire interests in properties in the North Sea. Our drilling program continued in 2006. The transactions and events impacting the last three years include:
Acquisitions
•	The acquisition of producing properties in the UK for $366 million was completed in November 2006. The transaction was financed through the issuance of common stock, preferred stock and debt.

•	The acquisition of an interest in the Enoch development project for $12 million was completed in May 2006.

•	The acquisition of the 76.66% majority interest in OER was completed in November 2004 for approximately $28 million. The acquisition of the remaining 23.34% minority interest was completed in January 2005 for an aggregate consideration paid of $11 million, approximately $1.4 million in cash and 2,183,617 shares of our common stock.

•	The NSNV Acquisition was completed in February 2004. As the NSNV Acquisition was accounted for as a purchase of assets and not a business combination, the consideration given was allocated to the fair value of the identifiable assets and liabilities acquired with the excess of $10.8 million expensed.
Dispositions
•	The sale of our partnership interests in Thailand to a private entity for net proceeds of approximately $19 million was completed in the second quarter of 2005. We recorded a gain on the sale of these interests of approximately $15 million.

•	The sale of all of our equity interest in Louisiana Shelf Partners, L.P. (“La. Shelf”) was completed in the second quarter of 2005 for $250,000 in cash and a $2 million contingent deferred payment that is payable from proceeds from production of drilling activities on the oil and gas leases held by La. Shelf. We recorded a loss on the sale of these interests of approximately $0.9 million.

•	The sale of our entire limited partnership interests in partnership with interests in certain oil and gas leases located in Mississippi was completed in the first quarter of 2004 for $5.0 million. We recorded a gain on the sale of these interests of approximately $1.3 million.
Financing
•	As part of the acquisition of UK producing properties, we issued the following:
•	37.8 million shares of common stock in the fourth quarter of 2006 for $89 million in gross proceeds;

•	125,000 shares of Series C Convertible Preferred Stock for $125 million in gross proceeds;

•	$150 million in a borrowing base debt facility, before financing costs paid of $3.2 million; and

•	$75 million in a second lien term loan, before financing costs paid of $2.6 million.
•	We issued $81.25 million aggregate principal amount of 6.00% convertible senior notes due 2012 in a private placement during the first quarter of 2005.

Endeavour International Corporation
•	We issued 25 million shares of common stock at $2.00 per share in a private placement in February 2004 for estimated net proceeds of $46 million after deduction of offering expenses.

•	Simultaneous with the consummation of the NSNV Acquisition and the offering of 25 million shares of common stock, we restructured our non-core assets, debt and equity by repaying, converting or repurchasing all outstanding debt and nearly all outstanding preferred stock.
Operations
•	The first of our wells in our 2006 drilling program, the Cygnus prospect, was spud in early February 2006 in the UK sector of the North Sea. The well has successfully tested as a gas discovery and is located within close proximity to several potential transportation routes.

•	In the fourth quarter of 2006, we drilled the Columbus exploratory prospect on Block 23/16f in the Central Graben region of the North Sea. We served as operator of the well. In December 2006, we completed successful testing of the well and began evaluations to determine the appropriate appraisal program of this gas and condensate discovery.

•	In the fourth quarter of 2006, we purchased a 10 percent working interest in the Bacchus prospect in the northern part of block 22/6a in the Central Graben region. The Bacchus prospect was drilled in late 2006 to test the commercial potential of an oil discovery well that was drilled in 2005. While the appraisal well was determined to be dry, evaluations are continuing to determine the commerciality of the field.

•	In the fourth quarter of 2006, we held an option to purchase a 10 percent working interest in the Howgate prospect in Block 9/4a in the event of a discovery. We have elected not to purchase the working interest in the Howgate prospect.

•	During the third quarter of 2005, we began drilling on the first wells in our ongoing exploration campaign. By the end of 2005, we had determined that each of the four wells drilled during 2005 in the UK area of the North Sea were unsuccessful and recorded $27.1 million in impairments in 2005 and an additional $0.8 million in 2006.

•	With the completion of the OER Acquisition in November 2004, we had our first reserves and revenues from properties in the North Sea. 2005 represents the first full-year contribution of these assets.
Results of Operations
Revenues, Production and Operating Costs
Our revenues are sensitive to changes in prices received for our products. Our production is sold at prevailing market prices which fluctuate in response to many factors that are outside of our control. Given the current tightly balanced supply-demand market, small variations in either supply or demand, or both, can have dramatic effects on prices we receive for our oil and natural gas production. While the market price received for oil and natural gas varies among geographic areas, oil trades in a worldwide market, whereas natural gas, which has a limited global transportation system, is subject to local supply and demand conditions. Consequently, price movements for all types and grades of crude oil generally move in the same direction, while natural gas price movements generally follow local market conditions. With the advent of more liquefied natural gas facilities, natural gas price movements may also become more global in nature. The majority of our natural gas is sold in the UK market. Market prices for both oil and natural gas were at historically high levels during 2006.
Revenues increased from 2004 to 2005 and again for 2006 due to higher market prices and the significant impact of our acquisitions discussed above. For 2006, 2005 and 2004, we had production of 1,007,518 BOE, 756,187 BOE and 93,277 BOE, respectively, from assets acquired in the Talisman and OER Acquisitions. The following table shows our annual average sales volumes, sales prices and average production costs. The average sales prices include gains and losses for derivative contracts we utilize to

Endeavour International Corporation
manage price risk related to our future cash flows. Production costs are costs incurred to operate and maintain our wells and related equipment and include cost of labor, well service and repair, location maintenance, power and fuel, transportation, cost of product and production related general and administrative costs.
Total operating costs increased from 2004 to 2005 and again to 2006 as a result of the acquisitions discussed above. Operating costs per BOE decreased from $22.17 per BOE for 2004 to $15.86 per BOE for 2005 due to the full year impact of the OER Acquisition which closed in late 2004. Operating costs per BOE for 2006 declined slightly due to the lower operating costs per BOE for our acquired UK properties.

Endeavour International Corporation

	Year Ended December 31,
	2006	2005	2004

United Kingdom:
Oil and condensate sales (Mbbl)	209	—	—
Oil and condensate price, before hedging ($ per Bbl)	49.88	—	—
Oil and condensate price, after hedging ($ per Bbl)	49.88	—	—

Gas sales (MMcf)	1,539	—	—
Gas price, before and after hedging ($ per Mcf)	9.38	—	—

Total sales (MBOE)	466	—	—

Operating costs ($ per BOE)	9.44	—	—

Norway:
Oil and condensate sales (Mbbl)	508	726	91
Oil and condensate price, before hedging ($ per Bbl)	64.89	54.92	40.28
Oil and condensate price, after hedging ($ per Bbl)	54.12	51.74	40.28

Gas sales (MMcf)	203	184	15
Gas price, before and after hedging ($ per Mcf)	8.75	6.06	0.66

Total sales (MBOE)	542	756	93

Operating costs ($ per BOE)	20.48	15.86	22.15

United States:
Gas sales (MMcf)	—	—	2
Gas price, before and after hedging ($ per Mcf)	—	—	4.45

Total sales (MBOE)	—	—	1

Operating costs ($ per BOE)	—	—	0.80

Total:
Oil and condensate sales (Mbbl)	717	726	91
Oil and condensate price, before hedging ($ per Bbl)	60.51	54.92	40.28
Oil and condensate price, after hedging ($ per Bbl)	52.88	51.74	40.28

Gas sales (MMcf)	1,742	184	17
Gas price, before and after hedging ($ per Mcf)	9.30	6.06	1.06

Total sales (MBOE)	1,008	756	94

Operating costs ($ per BOE)	15.45	15.86	22.17

Endeavour International Corporation
DD&A and Impairment of Oil and Gas Properties
DD&A expense increased from 2004 to 2005 and again in 2006 as a result of the acquisitions discussed above. In addition, DD&A for 2006 includes $1.2 million related to the impairment of our intangible asset. During 2006 and 2005, we recorded $0.8 million and $27.1 million, respectively, in impairment of oil and gas properties related to four exploratory wells, Fiacre, Prometheus, Turnberry and Turriff, that were unsuccessful.
General and Administrative Expenses
With our expanded operations, we had 58 employees at December 31, 2006, over 50 employees at December 31, 2005 and just over 35 employees at December 31, 2004. Components of G&A expenses for these periods are as follows:

	Year Ended December 31,
(Amounts in thousands)	2006	2005	2004

Compensation	$13,027	$9,742	$4,544
Consulting, legal and accounting fees	4,989	5,235	2,893
Occupancy costs	845	1,070	439
Other expenses	2,342	2,273	2,057

Total gross cash G&A expenses	21,203	18,320	9,933

Non-cash stock-based compensation	11,573	7,908	7,995
Fair market value adjustment of stock options — non-cash	—	(555)	1,183

Total gross non-cash G&A expenses	11,573	7,353	9,178

Gross G&A expenses	32,776	25,673	19,111

Less: capitalized G&A expenses	(10,852)	(7,450)	(4,403)

Net G&A expenses	$21,924	$18,223	$14,708

Other (Income) and Expense
Interest expense increased to $7.9 million for 2006 due to the issuance of the borrowing base facility and the second lien term loan in late 2006. Interest expense increased to $4.3 million for 2005 primarily due to the issuance of our 6% convertible debt during the first quarter of 2005. Interest expense for 2004 related to convertible debt that was sold or converted to common stock as part of our restructuring in early 2004. Interest income also increased from 2004 to 2005 due to receipt of funds from the issuance of our 6% convertible debt. Interest income results from our investments of excess cash in short-term commercial paper and money market accounts.
During 2006, we recognized $34.5 million in gains on the mark-to-market of our commodity derivatives that were not accounted for as hedges. See Note 7 to the consolidated financial statements.
During 2005, we recorded $5.3 million in litigation expense to reflect the settlement of litigation brought by GHK Company, LLC and other plaintiffs. The lawsuit was settled subsequent to year-end by the

Endeavour International Corporation
issuance of 1.5 million shares of our common stock. During 2005, we also recorded $15 million on the gain of sale of oil and gas assets related to our sale of our interests in Thailand.
Other (income) expense for 2006 includes $3.8 million in financing costs paid in connection with the Talisman Acquisition and $1.8 million impairment of long-term marketable securities with the remainder primarily representing foreign currency exchange losses. Other (income) expense for 2005 was primarily foreign currency exchange gains, while 2004 included a $1.4 million gain on the settlement of an oil commodity swap, partially offset by $0.3 million in foreign currency exchange losses.
Income Taxes
After the closing of our acquisition of producing properties in the UK in 2006, our income tax expense related primarily to operations in the UK and Norway. During 2006, we incurred taxes in all of the jurisdictions that we do business in except for the United States (U.S.). In 2006, we had a loss before taxes of $20.6 million in the U.S. and we did not record any income tax benefits as there was no assurance that we could generate any U.S. taxable earnings, and therefore recorded a valuation allowance of the full amount of deferred tax asset generated.
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
As our deferred tax liabilities in the UK and Norway are denominated in their respective currencies, we revalue those deferred tax liabilities to the applicable foreign currency exchange rate at the end of each period. Those foreign currency gains and losses are included in income tax expense. Our tax expense included $4.8 million, $(1.8) million and $0.5 million of foreign currency (gains) losses attributable to deferred tax liability balances for 2006, 2005 and 2004, respectively.
Liquidity and Capital Resources

(Amounts in thousands)	December 31, 2006	December 31, 2005

Net working capital	$47,431	$49,638

Long-term debt	$303,840	$81,250

	Year Ended December 31,
(Amounts in thousands)	2006	2005	2004

Net cash provided by (used in):
Operating activities	$(14,100)	$27,962	$7,389
Investing activities	$(427,118)	$(34,972)	$(35,233)
Financing activities	$403,369	$75,411	$36,487

Endeavour International Corporation
We have historically funded our operations and acquisitions through issuances of debt and equity securities. Significant issuances of debt and equity, as well as the uses of the proceeds, in 2006, 2005 and 2004 were as follows:
•	in the fourth quarter of 2006 in conjunction with the Talisman Acquisition, we issued
•	37.8 million shares of common stock for $89 million in gross proceeds,

•	125,000 shares of Series C Convertible Preferred Stock for $125 million in gross proceeds,

•	$150 million in a borrowing base debt facility, before financing costs of $3.2 million, and

•	$75 million in a second lien term loan, before financing costs of $2.6 million, to acquire producing properties in the UK;
•	in May 2006, we completed the $11.6 million purchase of an eight percent interest in the Enoch field;

•	in the first quarter of 2005, we completed the issuance of $81.25 million in senior convertible notes due 2012;

•	in January 2005, we purchased the remaining minority interest in OER for an aggregate consideration paid of $10.7 million, which was approximately $1.4 million in cash and 2,183,617 shares of our common stock;

•	in November 2004, we purchased OER for $28.4 million in cash;

•	in February 2004, we issued 25 million shares of common stock and 0.7 million warrants at an exercise price of $2.00 per share for net proceeds of $46 million; and

•	in February 2004, we funded the purchase of NSNV through the issuance of 12.5 million shares of common stock.
See Note 10 to the Consolidated Financial Statements for additional discussion of our debt.
Cash flows used by operating activities were $14.1 million for 2006 as compared to cash flows provided by operating activities of $28.0 million for 2005 primarily due to higher interest expense in 2006 as discussed above and the changes in assets and liabilities between the two periods, partially offset by the higher revenues from the assets acquired in the Talisman Acquisition. Cash flows provided by operating activities for 2005 increased as compared to cash flows provided by operating activities of $6.9 million for 2004 primarily due the full year impact of the assets acquired in the OER Acquisition in lat 2004 and the changes in assets and liabilities between the two periods.
Outlook
Drilling Program
We anticipate spending approximately $92 million during 2007 to fund oil and gas exploration and development in the North Sea. An estimated $42 million will be allocated to exploration drilling activities and the remainder to data acquisition and analysis and development projects. More than two-thirds of the 2007 capital program is expected to be spent in the United Kingdom sector of the North Sea. The rest of the capital budget will be directed toward exploration and development activities in Norway. Planned capital expenditures for 2007 reflect the continuation of our exploratory drilling program and development expenditures for existing operations. We may increase or decrease our planned activities for 2007 or high grade our exploratory prospects, depending upon drilling results, potential acquisition candidates, product prices, the availability of capital resources, and other factors affecting the economic viability of such activities.

Endeavour International Corporation
Rig Commitments
We have a consortium with several other operators in the Norwegian Continental Shelf that has entered into a contract for the use of a drilling rig for a three-year period beginning the second half of 2006. The agreement allows us to move forward with our exploration program in Norway and fulfill our role as an operator of Norwegian licenses. The contract commits us to 100 days (for two wells) of drilling services conducted by the Bredford Dolphin, a semi-submersible drilling rig, for approximately $37.8 million, between late 2007 and 2008. During the second quarter of 2006, we entered into a rig commitment for 220 days over a one-year period beginning in March 2007 for the United Kingdom sector of the North Sea. The value of this contact is approximately $66 million. The arrangement is with Applied Drilling Technology International, a division of GlobalSantaFe, and will be for a heavy-duty harsh environment jack-up suitable for most drilling activities we expect operate in 2007-2008. We believe these rig-contracting efforts offer compelling economics and facilitate our drilling strategy.
Revenues and Production
With the Talisman Acquisition, we increased our production to approximately 9,000 BOE per day for the last two months of 2006 based on the number of days we owned Talisman. We expect production for 2007 to range from 8,800 to 9,200 BOE per day, reflecting the full year impact of the Talisman Acquisition and the initial production from the Enoch field which is anticipated during the second quarter.
Oil prices continued to be impacted by supply and demand on a worldwide basis, while natural gas prices are more impacted by regional economic and weather patterns. While oil prices have not changed substantially since year-end, natural gas prices in the UK, the market for the majority of our gas production, have declined significantly due primarily to warmer weather conditions. In connection with the Talisman Acquisition, we entered into commodity derivative instruments to secure our realized prices for a portion of our oil and gas production through 2011. See Note 7 to the Consolidated Financial Statements herein for more discussion of our commodity derivative instruments.
We expect operating costs per BOE to be in the range of $12 to $13 per BOE for 2007. Commodity prices can also affect our operating cash flow through an indirect effect on operating expenses. Significant commodity price increases, as experienced in recent years, can lead to an increase in drilling and development activities. As a result, the demand and cost for people, services, equipment and materials may also increase, causing a negative impact on our cash flow.
Liquidity and Financial Resources
With our acquisition of interests in seven producing fields in the United Kingdom in 2006, we gained a production base that will generate significant cash flow to fund our future growth plans and ongoing operations for 2007.
As previously discussed, we completed the acquisition of producing properties in the UK in late 2006, financed through the issuance of common stock, convertible preferred stock and debt. This acquisition significantly increased the size of our production and reserves upon closing and should also provide cash flow to support our ongoing exploration drilling program for the next several years. Annual dividends on the convertible preferred stock are expected to be $11 million, assuming we pay the dividends in stock. The newly issued debt bears interest at LIBOR plus an applicable margin. Subsequent to 2006, we entered into an interest rate swap for a notional amount of $37.5 million whereby we pay a fixed rate of 5.05% and receive LIBOR. We expect to have cash interest expense, including the effect of the interest rate swap, of approximately $24 million annually.

Endeavour International Corporation
Management expects exploration successes to be self-funding with necessary development expenditures for each project to be funded through a combination of debt, equity, changes in our working interest or other means.
After the closing of our acquisition of producing properties in the UK in 2006, our income tax expense relates primarily to our operations in the UK (statutory income tax rate of 50%) and to our operations in Norway (statutory income tax rate of 78%). We are currently not able to record income tax benefits on our U.S. loss as there is no assurance that we can generate any U.S. taxable earnings. Further, we are only able to record an income tax benefit on interest expense related to approximately $200 million of our long term debt at an effective income tax rate of 30%. Due to our ongoing drilling program and utilization of deferred tax assets, we anticipate that the majority of tax expense, before foreign currency effects, will be deferred tax expense.
Our senior bank facility is based on a borrowing base tied to our oil and gas reserves and is subject to redetermination every six months with an independent reserve report required every 12 months. The initial borrowing base is $185 million, of which $150 million was outstanding at December 31, 2006. The senior bank facility also provides for issuances of letters of credit of up to an aggregate $60 million. While all letters of credit issued under the senior bank facility will reduce the total amount available for drawing under the senior bank facility, letters of credit issued to secure abandonment liabilities in respect of borrowing base assets will not reduce the amount available under the borrowing base. As of December 31, 2006, we have $40.4 million of outstanding letters of credit related to abandonment liabilities on certain of our oil and gas properties.
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
Our critical accounting policies are as follows:
Full Cost Accounting
Under the full cost method, all acquisition, exploration and development costs, including certain directly related employee costs and a portion of interest expense, incurred for the purpose of finding oil and gas are capitalized and accumulated in pools on a country—by—country basis. Capitalized costs include the

Endeavour International Corporation
cost of drilling and equipping productive wells, including the estimated costs of dismantling and abandoning these assets, dry hole costs, lease acquisition costs, seismic and other geological and geophysical costs, delay rentals and costs related to such activities. Employee costs associated with production and other operating activities and general corporate activities are expensed in the period incurred.
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
Unproved property costs include the costs associated with unevaluated properties and properties under development and are not included in the full cost amortization base (where proved reserves exist) until the project is evaluated. These costs include unproved leasehold acreage, seismic data, wells and production facilities in progress and wells pending determination, together with interest costs capitalized for these projects. Seismic data costs are associated with specific unevaluated properties where the seismic data is acquired for the purpose of evaluating acreage or trends covered by a leasehold interest owned by us. Significant unproved properties are assessed periodically for possible impairment or reduction in value. If a reduction in value has occurred, these property costs are considered impaired and are transferred to the related full cost pool. Geological and geophysical costs included in unproved properties are transferred to the full cost amortization base along with the associated leasehold costs on a specific project basis. Costs associated with wells in progress and wells pending determination are transferred to the amortization base once a determination is made whether or not proved reserves can be assigned to the property. Costs of dry holes are transferred to the amortization base immediately upon determination that the well is unsuccessful. Unproved properties whose acquisition costs are not individually significant are aggregated, the portion of such costs estimated to be ultimately nonproductive, based on experience, are amortized to the full cost pool over an average holding period.
In countries where the existence of proved reserves has not yet been determined, unevaluated property costs remain capitalized in unproved property cost centers until proved reserves have been established, exploration activities cease or impairment and reduction in value occurs. If exploration activities result in the establishment of a proved reserve base, amounts in the unproved property cost center are reclassified as proved properties and become subject to amortization and the application of the ceiling test. When it is determined that the value of unproved property costs have been permanently diminished (in part or in whole) based on the impairment evaluation and future exploration plans, the unproved property cost centers related to the area of interest are impaired, and accumulated costs charged against earnings.
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

Endeavour International Corporation
Business Combinations
Accounting for the acquisition of a business requires the allocation of the purchase price to the various assets and liabilities of the acquired business and recording deferred taxes for any differences between the allocated values and tax basis of assets and liabilities. Any excess of the purchase price over the amounts assigned to assets and liabilities is recorded as goodwill. In connection with the Talisman Acquisition, we recorded goodwill for the excess of the purchase price over the value assigned to individual assets acquired and liabilities assumed. Our fair value estimates for the acquisition are subject to change as additional information becomes available and is assessed by Endeavour.
Purchase Price Allocation
The purchase price allocation is accomplished by recording the asset or liability at its estimated fair value. We use all available information to make these fair value determinations, including information commonly considered by our engineers in valuing individual oil and gas properties and sales prices for similar assets. Estimated deferred taxes are based on available information concerning the tax basis of the acquired company’s assets and liabilities and carryforwards at the merger date, although such estimates may change in the future as additional information becomes known. The amount of goodwill recorded in any particular business combination can vary significantly depending upon the values attributed to assets acquired and liabilities assumed relative to the total acquisition cost.
Goodwill
Goodwill represents the excess of the purchase price over the estimated fair value of the assets acquired and liabilities assumed in an acquisition. Intangible assets represent the purchase price allocation to the assembled workforce as a result of the acquisition of NSNV, Inc. We assess the carrying amount of goodwill and other indefinite-lived intangible assets by testing the asset for impairment annually at year-end, or more frequently if events or changes in circumstances indicate that the asset might be impaired. The impairment test requires allocating goodwill and all other assets and liabilities to reporting units. The fair value of each reporting unit is determined and compared to the book value of the reporting unit. An impairment loss is recognized to the extent that the carrying amount exceeds the asset’s fair value.
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

Endeavour International Corporation
recognized when production is sold to a purchaser at a fixed or determinable price, when delivery has occurred and title has transferred, and if collectibility of the revenue is probable.
Derivative Instruments and Hedging Activities
From time to time, we may utilize derivative financial instruments to hedge cash flows from operations or to hedge the fair value of financial instruments. We may use derivative financial instruments with respect to a portion of our oil and gas production or a portion of our variable rate debt to achieve a more predictable cash flow by reducing our exposure to price fluctuations. These transactions are likely to be swaps, collars or options and to be entered into with major financial institutions or commodities trading institutions. Derivative financial instruments are intended to reduce our exposure to declines in the market prices of crude oil and natural gas that we produce and sell, to increases in interest rates and to manage cash flows in support of our annual capital expenditure budget.
Regardless of whether the derivative instrument is accounted for as a hedge or not, derivative instruments (including certain derivative instruments embedded in other contracts) are recorded at fair market value and included in the balance sheets as assets or liabilities. The accounting for changes in the fair value of a derivative instrument that is not accounted for as a hedge is included in other (income) expense as an unrealized gain or loss. The accounting for changes in the fair value of a derivative instrument depends on the intended use of the derivative and the resulting designation, which is established at its inception. Where we intend to account for a derivative as a hedge, we document, at its inception, the hedging relationship, the risk management objective and the strategy for undertaking the hedge. The documentation includes the identification of the hedging instrument, the hedged item or transaction, the nature of the risk being hedged, and the method that will be used to assess effectiveness of derivative instruments that receive hedge accounting treatment.
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

Endeavour International Corporation
The share-based compensation cost is measured at the grant date, based on the calculated fair value of the award, and is recognized as an expense over the employee’s requisite service period (generally the vesting period of the equity award). Prior to January 1, 2006, we accounted for share-based compensation to employees under the intrinsic value method. We apply the fair value method in accounting for stock option grants to non-employees using the Black-Scholes Method.
Recent Accounting Pronouncements
In July 2006, the FASB issued an interpretation which clarifies the accounting for uncertainty in income taxes recognized in a company’s financial statements by prescribing a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken in a tax return. The interpretation also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. This new accounting guidance is effective for fiscal years beginning after December 15, 2006. We do not expect the adoption of this interpretation to have a material impact on our financial statements.
In September 2006, the FASB issued a new standard which defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosures about fair value measurements. The standard is effective for financial statements issued for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years. We are reviewing the interpretation and analyzing the potential impact, if any, of this new guidance.
In September 2006, the Securities and Exchange Commission published guidance requiring registrants to quantify misstatements using both the balance-sheet and income-statement approaches, with adjustment required if either method results in a material error. The provisions are effective for annual financial statements for the first fiscal year ending after November 15, 2006. Upon adoption, these provisions had no effect on our financial position, results of operations, and cash flows.
Disclosures about Contractual Obligations and Commercial Commitments
The following table sets forth our obligations and commitments to make future payments under its lease agreements and other long-term obligations as of December 31, 2006:

(Amounts in thousands)	Payments due by Period
		Less than			After 5
Contractual Obligations	Total	1 Year	1-3 Years	3-5 Years	Years

Long-term debt
Principal (1)	$306,250	$2,410	$142,600	$79,990	$81,250
Interest (2)	99,004	24,328	61,497	12,773	406
Asset retirement obligations	32,503	—	—	—	32,503
Operating leases for office leases and equipment	93	70	23	—	—
Office leases	1,497	671	726	100	—
Rig commitments (3)	103,800	66,000	37,800	—	—

Total Contractual Obligations	$543,147	$93,479	$242,646	$92,863	$114,159

(1)	Repayment of the initial borrowing base on the senior bank facility is based on reserve estimates, which are reassessed every six months.

Endeavour International Corporation

(2)	Assumes a 5.4% LIBOR rate.

(3)	As is common in the oil and gas industry, we operate in many instances through joint ventures under joint operating or similar agreements. Typically, the operator under a joint operating agreement enters into contracts, such as rig commitment contracts, for the benefit of all joint venture partners. Through the joint operating agreement, the non-operators reimburse, and in some cases advance, the funds necessary to meet the contractual obligations entered into by the operator. These obligations are typically shared on a “working interest” basis. The joint operating agreement provides remedies to the operator in the event that the non-operator does not satisfy its share of the contractual obligations. Occasionally, the operator is permitted by the joint operating agreement to enter into lease obligations and other contractual commitments that are then passed on to the non-operating joint interest owners as lease operating expenses, frequently without any identification as to the long-term nature of any commitments underlying such expenses.
Item 7A. Quantitative and Qualitative Disclosures About Market Risk
Foreign Exchange Risk
The international scope of our business operations exposes us to the risk of fluctuations in foreign currency markets. As a result, we are subject to foreign currency exchange rate risk due to effects that foreign exchange rate movements have on our costs and on the cash flows that we receive from foreign operations. We operate a centralized currency management operation to take advantage of potential opportunities to naturally offset exposures against each other. To date, we have addressed our foreign currency exchange rate risks principally by maintaining our liquid assets in interest-bearing accounts, until payments in foreign currency are required, but we have not reduced this risk by hedging to date.
Commodity Price Risk
We produce and sell crude oil and natural gas. Realized pricing is primarily driven by the prevailing worldwide price for crude oil and regional gas spot market prices which have been volatile and unpredictable for several years. As a result, our financial results can be significantly impacted as these commodity prices fluctuate widely in response to changing market forces. We may engage in oil and gas hedging activities to realize commodity prices which we consider favorable.

Endeavour International Corporation
At December 31, 2006, we had the following derivative instruments that are not accounted for as hedges outstanding:

					Estimated
				Average	Fair Value
				2010 -	Asset
	2007	2008	2009	2011	(in thousands)
Oil:
Fixed Price Swap (Mbbl) — Platt’s Dated Brent (2)	1,111	907	697	530	$11,711
Weighted Average Price ($/Barrel)	$69.07	$68.87	$69.08	$67.30

Gas:
Fixed Price Swap (MMcf) — Heren National Balancing Point (1) (2)	2,575	2,676	1,387	829	$30,545

Weighted Average Price (£/Mcf)	£6.13	£5.81	£5.59	£5.28

(1)	Gas derivative contracts are designated in therms and have been converted to Mcf at a rate of 10 therm to 1 Mcf. The exchange rate at December 31, 2006 was $1.96 to £1.00.

(2)	We paid $7.7 million in deal contingent costs during 2006 to enter these contracts prior to closing the Talisman Acquisition.
Interest Rate Risk
We are exposed to changes in interest rates. Changes in interest rates affect the interest earned on cash and cash equivalents and the interest rate paid on borrowings under debt. At December 31, 2006, we had no interest rate derivative financial instruments.
Subsequent to 2006, we entered into an interest rate swap for a notional amount of $37.5 million whereby we pay a fixed rate of 5.05% and receive three-month LIBOR through November 2009. A 250 change in basis points on LIBOR would result in a $0.5 million change in our annual interest expense, given our floating rate debt at December 31, 2006 and giving effect to the interest rate swap entered into after year end.

Item 8. Financial Statements and Supplementary Data
Report of Independent Registered Public Accounting Firm
The Board of Directors and Stockholders
Endeavour International Corporation:
We have audited the accompanying consolidated balance sheets of Endeavour International Corporation as of December 31, 2006 and 2005, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2006. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.
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
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Endeavour International Corporation as of December 31, 2006 and 2005, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2006, in conformity with U.S. generally accepted accounting principles.
As discussed in Note 2 to the consolidated financial statements, the Company changed its method of accounting for share-based payments effective January 1, 2006.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of Endeavour International Corporation’s internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated March 13, 2007 expressed an unqualified opinion on management’s assessment of, and the effective operation of, internal control over financial reporting.
KPMG LLP
Houston, Texas
March 13, 2007

Endeavour International Corporation
Consolidated Balance Sheets
(Amounts in thousands, except share data)

	December 31,

	2006	2005

Assets
Current Assets:
Cash and cash equivalents	$39,814	$76,127
Accounts receivable	61,104	4,876
Prepaid expenses and other current assets	27,650	8,070

Total Current Assets	128,568	89,073

Property and Equipment, Net (Notes 2 and 7)	319,315	59,084

Goodwill	291,752	27,795
Other Assets	34,835	11,014

Total Assets	$774,470	$186,966

Liabilities and Stockholders’ Equity
Current Liabilities:
Accounts payable	$36,928	$18,194
Current maturities of debt	2,410	—
Accrued expenses and other	41,799	21,240

Total Current Liabilities	81,137	39,434

Long-Term Debt	303,840	81,250
Deferred Taxes	115,155	19,185
Other Liabilities	32,510	6,753

Total Liabilities	532,642	146,622

Commitments and Contingencies

Series C Convertible Preferred Stock (Liquidation preference: $126,833)	125,000	—

Stockholders’ Equity:
Series B Preferred stock (Liquidation preference: $2,615)	—	—
Common stock; shares issued and outstanding — 118,577,369 at 2006 and 75,489,052 at 2005	119	75
Additional paid-in capital	226,988	155,734
Accumulated other comprehensive loss	—	(4,578)
Deferred compensation	—	(9,437)
Accumulated deficit	(110,279)	(101,450)

Total Stockholders’ Equity	116,828	40,344

Total Liabilities and Stockholders’ Equity	$774,470	$186,966

The accompanying notes are an integral part of these consolidated financial statements.

Endeavour International Corporation
Consolidated Statements of Operations
(Amounts in thousands, except per share data)

	For the Year Ended December 31,

	2006	2005	2004

Revenues	$54,131	$38,656	$3,663

Expenses:
Operating expenses	15,568	11,990	2,066
Depreciation, depletion and amortization	20,164	9,337	2,180
Impairment of oil and gas properties	849	27,116	—
Equity loss from entities with oil and gas properties	—	79	201
General and administrative	21,924	18,223	14,708

Total expenses	58,505	66,745	19,155

Operating Loss	(4,374)	(28,089)	(15,492)

Other (Income) Expense:
Unrealized gain on derivative instruments	(34,531)	—	—
Interest expense	7,941	4,322	295
Interest income	(2,265)	(2,605)	(536)
Litigation settlement expense	—	5,265	—
Gain on sale of oil and gas assets	—	(14,966)	(355)
Consideration given in excess of fair market value of assets acquired	—	—	10,779
Gain on collection of promissory notes	—	—	(1,848)
Other	7,406	(263)	(1,003)

Total Other (Income) Expense	(21,449)	(8,247)	7,332

Income (Loss) Before Minority Interest	17,075	(19,842)	(22,824)
Minority Interest	—	(470)	122

Income (Loss) Before Income Taxes	17,075	(20,312)	(22,702)
Income Tax Expense	23,913	11,061	670

Net Loss	(6,838)	(31,373)	(23,372)
Preferred Stock Dividends	(1,991)	(158)	(425)

Net Loss to Common Stockholders	$(8,829)	$(31,531)	$(23,797)

Net Loss Per Common Share — Basic and Diluted	$(0.10)	$(0.42)	$(0.37)

Weighted Average Number of Common Shares Outstanding — Basic and Diluted	86,636	74,433	64,400

The accompanying notes are an integral part of these consolidated financial statements.

Endeavour International Corporation
Consolidated Statements of Cash Flows
(Amounts in thousands)

	Year Ended December 31,

	2006	2005	2004

Cash Flows from Operating Activities:
Net loss	$(6,838)	$(31,373)	$(23,372)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation, depletion and amortization	20,164	9,337	2,180
Impairment of oil and gas properties	849	27,116	—
Consideration given in excess of fair value of identifiable assets acquired	—	—	10,779
Deferred tax expense	13,038	3,243	670
Unrealized gain on derivative instruments	(34,531)	—	—
Amortization of non-cash compensation	11,573	7,070	6,830
Financing costs expensed	3,750	—	—
Impairment of marketable securities	1,775	—	—
Litigation settlement expense	—	5,265	—
Gain on collection of promissory notes	—	—	(1,848)
Fair market value adjustment of stock options	—	(555)	1,183
Gain on sale of oil and gas assets	—	(14,966)	(355)
Amortization of discount on notes payable	731	—	195
Equity loss from entities with oil and gas properties	—	79	201
Other	152	1,043	259
Changes in assets and liabilities:
(Increase) Decrease in receivables	(32,165)	(688)	1,859
(Increase) Decrease in prepaid expenses and other	(9,749)	3,637	3,847
Increase (Decrease) in current liabilities	17,151	18,754	4,961

Net Cash Provided by (Used in) Operating Activities	(14,100)	27,962	7,389

Cash Flows From Investing Activities:
Capital expenditures	(55,496)	(47,396)	(7,064)
Investment in entities with oil and gas properties	—	(156)	(2,081)
Acquisitions, net of cash acquired	(376,915)	(1,437)	(26,817)
Proceeds from sale of assets	—	19,465	740
(Increase) decrease in restricted cash and other investing activities	5,293	(5,448)	(11)

Net Cash Used in Investing Activities	$(427,118)	$(34,972)	$(35,233)

The accompanying notes are an integral part of these consolidated financial statements.

Endeavour International Corporation
Consolidated Statements of Cash Flows
(Amounts in thousands)

	Year Ended December 31,
	2006	2005	2004

Cash Flows From Financing Activities:
Repayment of borrowings	$—	$(4,006)	$(6,156)
Proceeds from borrowings	225,000	81,250	—
Financing costs paid	(9,565)	(3,661)	—
Purchase and retirement of common stock and Series B preferred stock	—	—	(5,031)
Proceeds from warrant and stock option exercises	3,310	1,956	1,250
Proceeds from common issued and issuable, net of issuance costs	83,967	—	46,539
Proceeds from preferred stock issued and issuable, net of issuance costs	100,657	—	—
Other financing activities	—	(128)	(115)

Net Cash Provided by Financing Activities	403,369	75,411	36,487

Net Increase (Decrease) in Cash and Cash Equivalents	(37,849)	68,401	8,643

Effect of foreign currency changes on cash	1,536	(1,249)	275

Cash and Cash Equivalents, Beginning of Period	76,127	8,975	57

Cash and Cash Equivalents, End of Period	$39,814	$76,127	$8,975

The accompanying notes are an integral part of these consolidated financial statements.

Endeavour International Corporation
Consolidated Statements of Stockholders’ Equity
(Amounts in thousands)

	Preferred			Additional Paid-In	Stock Subscription	Deferred	Accumulated Other		Total Stockholders'	Total Comprehensive
	Stock - A	Preferred Stock - C	Common Stock	Capital	Receivable	Compensation	Comprehensive Loss	Accumulated Deficit	Equity	Income (Loss)

Balance, December 31, 2003	$4	$1	$37	$50,175	$(425)	$—	$(489)	$(46,122)	$3,181
Exchange of non-core assets in the Restructuring	(4)	—	—	(2,352)	425	—	207	—	(1,724)
Conversion of preferred stock in the Restructuring	—	(1)	3	211	—	—	—	—	213
Conversion of notes in the Restructuring	—	—	1	1,958	—	—	—	—	1,959
Issuance of common stock and warrants in the Offering, net of expenses	—	—	25	46,064	—	—	—	—	46,089
Issuance of common stock and warrants for acquisition of NSNV, net of expenses	—	—	13	25,687	—	—	—	—	25,700
Issuance of common stock and stock options as deferred compensation	—	—	3	13,397	—	(13,400)	—	—	—
Other issuances of common stock	—	—	1	1,352	—	—	—	—	1,353
Repurchase and retirement of common and preferred stock	—	—	(14)	(5,005)	—	—	—	—	(5,019)
Amortization of deferred compensation	—	—	—	—	—	6,830	—	—	6,830
Conversion of warrants	—	—	1	1,249	—	—	—	—	1,250
Preferred stock dividend	—	—	—	—	—	—	—	(425)	(425)
Fair market value adjustment of stock options	—	—	—	1,183	—	—	—	—	1,183
Comprehensive Loss:
Net Loss	—	—	—	—	—	—	—	(23,372)	(23,372)	$(23,372)
Other comprehensive income (net of tax):
Unrealized gain (loss) on available-for- sale securities	—	—	—	—	—	—	(246)	—	(246)	(246)

Balance, December 31, 2004	$—	$—	$70	$133,919	$—	$(6,570)	$(528)	$(69,919)	$56,972	$(23,618)

The accompanying notes are an integral part of these consolidated financial statements.

Endeavour International Corporation
Consolidated Statements of Stockholders’ Equity
(Amounts in thousands)

					Stock		Accumulated		Total	Total
	Preferred	Preferred		Additional	Subscription	Deferred	Other	Accumulated	Stockholders’	Comprehensive
	Stock — A	Stock — C	Common Stock	Paid-In Capital	Receivable	Compensation	Comprehensive Loss	Deficit	Equity	Income (Loss)

Balance, December 31, 2004	$—	$—	$70	$133,919	$—	$(6,570)	$(528)	$(69,919)	$56,972
Issuance of common stock for acquisition of OER, net of expenses	—	—	2	9,256	—	—	—	—	9,258
Issuance of common stock as deferred compensation	—	—	2	11,102	—	(9,967)	—	—	1,137
Exercise of warrants and options	—	—	1	1,955	—	—	—	—	1,956
Other issuances of common stock	—	—	—	57		267	—	—	324
Amortization of deferred compensation	—	—	—	—	—	6,833	—	—	6,833
Preferred stock dividend	—	—	—	—	—	—	—	(158)	(158)
Fair market value adjustment of stock options	—	—	—	(555)	—	—	—	—	(555)
Comprehensive Loss:
Net Loss	—	—	—	—	—	—	—	(31,373)	(31,373)	$(31,373)
Other comprehensive income (net of tax):
Unrealized loss on derivative instruments, net of tax	—	—	—	—	—	—	(3,690)	—	(3,690)	(3,690)
Unrealized gain (loss) on available-for- sale securities	—	—	—	—	—	—	(360)	—	(360)	(360)

Balance, December 31, 2005	$—	$—	$75	$155,734	$—	$(9,437)	$(4,578)	$(101,450)	$40,344	$(35,423)

The accompanying notes are an integral part of these consolidated financial statements.

Endeavour International Corporation
Consolidated Statements of Stockholders’ Equity
(Amounts in thousands)

					Stock		Accumulated		Total	Total
	Preferred	Preferred		Additional	Subscription	Deferred	Other	Accumulated	Stockholders’	Comprehensive
	Stock — A	Stock — C	Common Stock	Paid-In Capital	Receivable	Compensation	Comprehensive Loss	Deficit	Equity	Incom

Balance, December 31, 2005	$—	$—	$75	$155,734	$—	$(9,437)	$(4,578)	$(101,450)	$40,344
Adoption of stock-based compensation accounting standards	—	—		(9,110)	—	9,437	—	—	327
Issuance of common stock as deferred compensation	—	—	2	473	—	—	—	—	475
Exercise of warrants and options	—	—	2	3,308	—	—	—	—	3,310
Other issuances of common stock	—	—	40	89,353	—	—	—	—	89,393
Amortization of deferred compensation	—	—	—	11,573	—	—	—	—	11,573
Expenses related to Convertible Preferred Stock offering	—	—	—	(24,343)	—	—	—	—	(24,343)
Preferred stock dividend	—	—	—	—	—		—	(1,991)	(1,991)
Comprehensive Loss:
Net Loss	—	—	—	—	—	—	—	(6,838)	(6,838)	$(6,838)
Other comprehensive income (net of tax):
Unrealized loss on derivative instruments, net of tax	—	—	—	—	—	—	3,690	—	3,690	3,690
Unrealized gain (loss) on available-for- sale securities	—	—	—	—	—	—	888	—	888	888

Balance, December 31, 2006	$—	$—	$119	$226,988	$—	$—	$—	$(110,279)	$116,828	$(2,260)

The accompanying notes are an integral part of these consolidated financial statements.

Endeavour International Corporation
Notes to Consolidated Financial Statements
Note 1 — Description of Business
Endeavour International Corporation, formerly Continental Southern Resources, Inc., was incorporated under the laws of the state of Nevada on January 13, 2000. As used in these Notes to Consolidated Financial Statements, the terms “Endeavour”, “we”, “us”, “our” and similar terms refer to Endeavour International Corporation and, unless the context indicates otherwise, its consolidated subsidiaries.
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
In the fourth quarter of 2006, we completed our previously-announced acquisition of all of the outstanding shares of Talisman Expro Limited acquiring interests in eight fields in the United Kingdom sector of the North Sea. See Note 3.
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
Management believes that it is reasonably possible the following material estimates affecting the financial statements could change in the coming year: (1) estimates of proved oil and gas reserves, (2) estimates as to the expected future cash flow from proved oil and gas properties, (3) estimates of future dismantlement and restoration costs, (4) estimates of fair values used in purchase accounting and (5) estimates of the fair value of derivative instruments.
Principles of Consolidation
The accompanying consolidated financial statements include all of the accounts of Endeavour and our consolidated subsidiaries. All significant intercompany accounts and transactions have been eliminated.

Endeavour International Corporation
Notes to Consolidated Financial Statements
Investments in entities over which we have significant influence, but not control, are carried at cost adjusted for equity in earnings or (losses) and distributions received.
Cash and Cash Equivalents
We consider all highly liquid instruments with an original maturity of 90 days or less at the time of purchase to be cash equivalents.
Inventories
Materials and supplies and oil inventories are valued at the lower of cost or market value (net realizable value).
Full Cost Accounting for Oil and Gas Operations
Under the full cost method, all acquisition, exploration and development costs, including certain directly related employee costs and a portion of interest expense, incurred for the purpose of finding oil and gas are capitalized and accumulated in pools on a country—by—country basis. During 2006, 2005 and 2004, we capitalized $10.9 million, $7.5 million and $4.4 million, respectively, in certain directly related employee costs. Capitalized costs include the cost of drilling and equipping productive wells, including the estimated costs of dismantling and abandoning these assets, dry hole costs, lease acquisition costs, seismic and other geological and geophysical costs, delay rentals and costs related to such activities. Employee costs associated with production and other operating activities and general corporate activities are expensed in the period incurred.
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
Unproved property costs include the costs associated with unevaluated properties and properties under development and are not initially included in the full cost amortization base (where proved reserves exist) until the project is evaluated. These costs include unproved leasehold acreage, seismic data, wells and production facilities in progress and wells pending determination, together with interest costs capitalized for these projects. Seismic data costs are associated with specific unevaluated properties where the seismic data is acquired for the purpose of evaluating acreage or trends covered by a leasehold interest owned by us. Significant unproved properties are assessed periodically for possible impairment or reduction in value. If a reduction in value has occurred, these property costs are considered impaired and are transferred to the related full cost pool. Geological and geophysical costs included in unproved

Endeavour International Corporation
Notes to Consolidated Financial Statements
properties are transferred to the full cost amortization base along with the associated leasehold costs on a specific project basis. Costs associated with wells in progress and wells pending determination are transferred to the amortization base once a determination is made whether or not proved reserves can be assigned to the property. Costs of dry holes are transferred to the amortization base immediately upon determination that the well is unsuccessful. Unproved properties whose acquisition costs are not individually significant are aggregated, the portion of such costs estimated to be ultimately nonproductive, based on experience, are amortized to the full cost pool over an average holding period.
In countries where the existence of proved reserves has not yet been determined, unevaluated property costs remain capitalized in unproved property cost centers until proved reserves have been established, exploration activities cease or impairment and reduction in value occurs. If exploration activities result in the establishment of a proved reserve base, amounts in the unproved property cost center are reclassified as proved properties and become subject to amortization and the application of the ceiling test. When it is determined that the value of unproved property costs have been permanently diminished (in part or in whole) based on the impairment evaluation and future exploration plans, the unproved property cost centers related to the area of interest are impaired, and accumulated costs charged against earnings.
Other Property and Equipment
Other oil and gas assets, computer equipment and furniture and fixtures are recorded at cost, less accumulated depreciation. The assets are depreciated using the straight-line method over their estimated useful lives of two to five years.
Capitalized Interest
We capitalize interest on expenditures for significant exploration and development projects while activities are in progress to bring the assets to their intended use. Capitalized interest is calculated by multiplying our weighted-average interest rate on debt by the amount of qualifying costs and is limited to gross interest expense. As costs are transferred to the full cost pool, the associated capitalized interest is also transferred to the full cost pool. During 2006 and 2005, we capitalized $1.2 million and $0.8 million, respectively, in interest.
Marketable Securities
The marketable securities reflected in these financial statements are deemed by management to be “available-for-sale” and, accordingly, are reported at fair value, with unrealized gains and losses reported in other comprehensive income and reflected as a separate component within the Statement of Stockholders’ Equity unless we determine that an other-than-temporary impairment has occurred. Realized gains and losses on securities available-for-sale are included in other income/expense and, when applicable, are reported as a reclassification adjustment, net of tax, in other comprehensive income. Gains and losses on the sale of available-for-sale securities are determined using the specific-identification method.
Goodwill and Intangible Assets
Goodwill represents the excess of the purchase price over the estimated fair value of the assets acquired and liabilities assumed in an acquisition. Intangible assets represent the purchase price allocation to the

Endeavour International Corporation
Notes to Consolidated Financial Statements
assembled workforce as a result of the acquisition of NSNV, Inc. We assess the carrying amount of goodwill and other indefinite-lived intangible assets by testing the asset for impairment annually at year-end, or more frequently if events or changes in circumstances indicate that the asset might be impaired. The impairment test requires allocating goodwill and all other assets and liabilities to reporting units. The fair value of each reporting unit is determined and compared to the book value of the reporting unit. An impairment loss is recognized to the extent that the carrying amount exceeds the asset’s fair value.
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
Significant Customers
Our oil sales are to a limited number of customers, Statoil ASA and Shell International Trading and Shipping Company, Limited and our gas and natural gas liquids sales are to Norsk Hydro, Shell UK Limited and Esso Exploration and Production UK Limited.
Derivative Instruments and Hedging Activities
From time to time, we may utilize derivative financial instruments to hedge cash flows from operations or to hedge the fair value of financial instruments. We may use derivative financial instruments with respect to a portion of our oil and gas production or a portion of our variable rate debt to achieve a more predictable cash flow by reducing our exposure to price fluctuations. These transactions are likely to be swaps, collars or options and to be entered into with major financial institutions or commodities trading institutions. Derivative financial instruments are intended to reduce our exposure to declines in the market prices of crude oil and natural gas that we produce and sell, to increases in interest rates and to manage cash flows in support of our annual capital expenditure budget.
Regardless of whether the derivative instrument is accounted for as a hedge or not, derivative instruments (including certain derivative instruments embedded in other contracts) are recorded at fair market value and included in the balance sheets as assets or liabilities. The accounting for changes in the fair value of a

Endeavour International Corporation
Notes to Consolidated Financial Statements
derivative instrument that is not accounted for as a hedge is included in other (income) expense as an unrealized gain or loss. The accounting for changes in the fair value of a derivative instrument depends on the intended use of the derivative and the resulting designation, which is established at its inception. Where we intend to account for a derivative as a hedge, we document, at its inception, the hedging relationship, the risk management objective and the strategy for undertaking the hedge. The documentation includes the identification of the hedging instrument, the hedged item or transaction, the nature of the risk being hedged, and the method that will be used to assess effectiveness of derivative instruments that receive hedge accounting treatment.
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
Subsequent to 2006, we entered into an interest rate swap for a notional amount of $37.5 million whereby we pay a fixed rate of 5.05% and receive three-month LIBOR through November 2009.
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
Derivative financial instruments that hedge the price of oil and gas, interest rates or currency exposure will be generally executed with major financial or commodities trading institutions which expose us to market and credit risks, and may at times be concentrated with certain counterparties or groups of counterparties. Although notional amounts are used to express the volume of these contracts, the amounts potentially subject to credit risk, in the event of non—performance by the counterparties, are substantially smaller. The creditworthiness of counterparties is subject to continuing review and full performance is anticipated.
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

Endeavour International Corporation
Notes to Consolidated Financial Statements
results of operations, cash flows and our access to capital and on the quantities of oil and gas reserves that may be economically produced.
Foreign Currency Translation
The U.S. dollar is the functional currency for all of our existing operations, as a majority of all revenue and financing transactions in these operations are denominated in U.S. dollars. For foreign operations with the U.S. dollar as the functional currency, monetary assets and liabilities are remeasured into U.S. dollars at the exchange rate on the balance sheet date. Nonmonetary assets and liabilities are translated into U.S. dollars at historical exchange rates. Income and expense items are translated at exchange rates prevailing during each period. Adjustments are recognized currently as a component of foreign currency gain or loss and deferred income taxes. To the extent that business transactions are not denominated in U.S. dollars, we are exposed to foreign currency exchange rate risk. For the years ended December 31, 2006, 2005 and 2004, we had foreign currency (gains) losses of $1.5 million, $(0.2) million and $0.3 million, respectively, included in other income and $4.8 million, $(1.8) million and $0.5 million, respectively, included in income tax expense.
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
Adoption of Fair Value Accounting for Share-Based Payments
In December 2004, the Financial Accounting Standards Board (“FASB”) revised rules that require all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair values. We adopted these new rules effective January 1, 2006 using the modified prospective method in which the prior period financial statements are not restated. The share-based compensation cost is measured at the grant date, based on the calculated fair value of the award, and is recognized as an expense over the employee’s requisite service period (generally the vesting period of the equity award). Prior to January 1, 2006, we accounted for share-based compensation to employees under the intrinsic value method. We apply the fair value method in accounting for stock option grants to non-employees using the Black-Scholes Method.
The adoption of these new rules resulted in a cumulative effect of change in accounting principle, net of tax, of less than $60,000. Because the amount was immaterial, we have included it in general and administrative expense on our consolidated statement of income.

Endeavour International Corporation
Notes to Consolidated Financial Statements
It is our policy to use authorized but unissued shares of stock when stock options are exercised. At December 31, 2006, we had approximately 1.6 million additional shares available for issuance pursuant to our existing stock incentive plan.
For periods prior to January 1, 2006, we accounted for stock—based compensation plans for employees and directors using the intrinsic value method. Under this method, we record no compensation expense for stock options granted when the exercise price of options granted is equal to or greater than the fair market value of our common stock on the date of grant.
Loss Per Share
Basic loss per common share is computed by dividing net loss attributable to common stockholders by the weighted average number of common shares outstanding for the period. Diluted loss per share includes the effect of our outstanding stock options, warrants and shares issuable pursuant to convertible debt, convertible preferred stock and certain stock incentive plans under the treasury stock method, if including such instruments is dilutive. For each of the periods presented, shares associated with stock options, warrants and shares issuable pursuant to convertible debt, convertible preferred stock and certain stock incentive plans are not included because their inclusion would be antidilutive (i.e., reduce the net loss per share).
The common shares potentially issuable arising from these instruments, which were outstanding during the periods presented in the financial statements, consisted of:

	December 31,

(Amounts in thousands)	2006	2005	2004

Options and stock-based compensation	626	1,796	1,093
Warrants	219	1,275	1,472
Convertible debt	16,185	14,984	—
Convertible preferred stock	8,356	—	—

Common shares potentially issuable	25,386	18,055	2,565

Recent Accounting Pronouncements
In July 2006, the FASB issued an interpretation which clarifies the accounting for uncertainty in income taxes recognized in a company’s financial statements by prescribing a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken in a tax return. The interpretation also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. This new accounting guidance is effective for fiscal years beginning after December 15, 2006. We do not expect the adoption of this interpretation to have a material impact on our financial statements.
In September 2006, the FASB issued a new standard which defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosures about fair value measurements. The standard is effective for financial statements issued for fiscal years beginning after

Endeavour International Corporation
Notes to Consolidated Financial Statements
November 15, 2007 and interim periods within those fiscal years. We are reviewing the interpretation and analyzing the potential impact, if any, of this new guidance.
In September 2006, the Securities and Exchange Commission published guidance requiring registrants to quantify misstatements using both the balance-sheet and income-statement approaches, with adjustment required if either method results in a material error. The provisions are effective for annual financial statements for the first fiscal year ending after November 15, 2006. Upon adoption, these provisions had no effect on our financial position, results of operations, and cash flows.
Note 3 — Acquisitions and Dispositions
Acquisition of Talisman Expro Limited
On November 1, 2006, we completed the acquisition of all of the outstanding shares of Talisman Expro Limited for US $366 million, after purchase price adjustments and expenses (the “Talisman Acquisition”). As a result of the Talisman Acquisition, we acquired interests in eight fields in the United Kingdom sector of the North Sea.
The following is a preliminary allocation of the purchase price of the Talisman Acquisition:

(Amounts in thousands)

Purchase price	$359,594
Legal, accounting and other direct expenses	6,051

Total purchase price	$365,645

Allocation of purchase price:
Current assets	$26,086
Property and equipment	209,534
Goodwill	263,957
Current liabilities	(23,940)
Deferred tax liability	(85,103)
Other long-term liabilities	(24,889)

$365,645

The purchase price allocation is based on a preliminary assessment of the fair value of the assets acquired and liabilities assumed in the Talisman Acquisition. The assessment of the fair values of oil and gas properties acquired were based on projections of expected future net cash flows, discounted to present value. Other assets and liabilities were recorded at their historical book values which we believe represent the best current estimate of fair value. These estimates are subject to change as additional information becomes available and is assessed by Endeavour.
The following table sets forth unaudited pro forma condensed combined financial and operating data which are presented to give effect to the Talisman Acquisition as if it had occurred as of January 1, 2005.

Endeavour International Corporation
Notes to Consolidated Financial Statements
The information does not purport to be indicative of actual results, if any of these transactions had been in effect for the periods indicated, or of future results.

	Year Ended December 31,

(Amounts in thousands, except per share data)	2006	2005

Revenues	$219,346	$209,014
Net income (loss) to common stockholders	2,878	(12,320)
Net income (loss) per share — basic and diluted	$0.02	(0.11)

Purchase of Interest in Bacchus Prospect
During the fourth quarter of 2006, we purchased a 10 percent working interest in the Bacchus prospect in the northern part of block 22/6a in the Central Graben region for $1.7 million. A well was drilled in this prospect in late 2006 to test the commercial potential of an oil discovery well that was drilled in 2005.
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
In January 2005, we purchased the remaining 23.34% minority interest, 1,299,772 shares, in OER for consideration of NOK 6.98 and 1.68 shares of our common stock per share of OER (the “OER Minority Acquisition”). The aggregate consideration paid was approximately US$1.4 million in cash and 2,183,617 shares of our common stock.

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

Acquisition of NSNV, Inc.
On February 26, 2004, we acquired NSNV, Inc. (“NSNV”), through a merger with a newly created subsidiary, resulting in NSNV becoming a wholly-owned subsidiary of Endeavour (the “NSNV Acquisition”). NSNV was a private company owned by William L. Transier, John N. Seitz and PGS Exploration (UK) Limited (“PGS”), a United Kingdom corporation that is a provider of geophysical services. The former stockholders of NSNV received an aggregate of 12.5 million of our common shares in the merger, representing approximately 18.9% of our outstanding common stock immediately after the closing of the merger.
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

Endeavour International Corporation
Notes to Consolidated Financial Statements
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
Sale of PHT Partners, L.P.
During 2005, we sold our 93.77% limited partnership and a 1% general partnership interest in PHT Partners, L.P. (“PHT”) for net cash proceeds of approximately $19 million. We recorded a gain on the sale of these interests of approximately $15 million. The partnership had a net loss of $1.0 million for the year ended December 31, 2004.
Sale of Louisiana Shelf Partners, L.P.
During 2004, we sold all of our equity interest in Louisiana Shelf Partners, L.P. (“La. Shelf”) for $250,000 in cash and a $2 million contingent deferred payment that is payable from proceeds from production of drilling activities on the oil and gas leases held by La. Shelf. With the uncertainty of collection of the contingent deferred payment, no receivable was recorded at the time of the sale. In connection with the sale, we recorded a loss of $895,000.
Sale of Knox Miss. Partners, L.P.
During 2004, we sold all of our limited partnership units in Knox Miss. Partners, L.P (“Knox Miss”) for $5.0 million and received $500,000 in cash and a $4.5 million short-term note, which was paid in full in 2004, which was secured by a pledge of the limited partnership interest. We recorded a gain on the sale of Knox Miss of $1.2 million.

Endeavour International Corporation
Notes to Consolidated Financial Statements
Note 4 — Prepaid Expenses and Other Current Assets
Prepaid expenses and other current assets consisted of the following:

	December 31,
(Amounts in thousands)	2006	2005

Crude oil inventory	$892	$—
Fair market value of commodity derivatives — current	18,396	—
Prepaid insurance	1,280	933
Escrow accounts for turnkey drilling contracts	1,867	1,341
Collateral account for derivative instruments	478	4,065
Other	4,737	1,731

	$27,650	$8,070

The escrow accounts for turnkey drilling contracts represent required collateral under active drilling operations. Escrow accounts are relieved as drilling progresses and payments are made under the drilling contracts.
The collateral account for derivative instruments represents margin calls on an oil swap. The oil swap terminated at December 31, 2006 and the collateral account was remitted to Endeavour in 2007. See Note 7 for additional discussion.
See Note 7 for additional discussion of commodity derivatives.

Endeavour International Corporation
Notes to Consolidated Financial Statements
Note 5 — Property and Equipment
Property and equipment included the following:

	December 31,
(Amounts in thousands)	2006	2005

Oil and gas properties under the full cost method:
Subject to amortization	$219,114	$50,424
Not subject to amortization:
Acquired in 2006	117,281	—
Acquired in 2005	15,108	15,785
Acquired in 2004	16,797	24,339

	368,300	90,548

Other oil and gas activities	4,875	4,875

Computers, furniture and fixtures	1,940	1,351

Total property and equipment	375,115	96,774

Accumulated depreciation, depletion and amortization	(55,800)	(37,690)

Net property and equipment	$319,315	$59,084

The costs not subject to amortization relate to unproved properties and properties being made ready to be placed in service which are excluded from amortized capital costs until it is determined whether or not proved reserves can be assigned to such properties.
During 2006 and 2005, we recorded $0.8 million and $27.1 million, respectively, in impairment of oil and gas properties related to four exploratory wells, Fiacre, Prometheus, Turnberry and Turriff.

Endeavour International Corporation
Notes to Consolidated Financial Statements
Note 6 — Other Assets
Other long-term assets consisted of the following at December 31:

(Amounts in thousands)	2006	2005

Intangible assets — workforce in place:
Gross	$4,800	$4,800
Accumulated amortization	(2,250)	(333)

	2,550	4,467

Fair market value of long-term portion of commodity derivatives (see Note 7)	23,860	—
Debt issuance costs	8,249	3,165
Available-for-sale securities	73	960
Restricted cash	—	2,304
Other	103	118

	$34,835	$11,014

Intangible assets represent the purchase price allocated to the assembled workforce as a result of the acquisition of NSNV, Inc. During 2006, one of our co-chief executive officers became chairman of the board, president and chief executive officer. Concurrently, our other co-chief executive officer became vice chairman of the board and ceased being our employee although he continues in a consultancy role. As a result, we assessed the carrying amount of the intangible asset related to our workforce-in-place and determined an impairment of $1.2 million, included in DD&A expense, was necessary. The remaining value of the intangible asset is being amortized over its estimated life of six years using the straight-line method. Estimated amortization expense is $0.6 million for each year through December 31, 2010.
Debt issuance costs are amortized over the life of the related debt obligation.
See Note 7 for additional discussion of commodity derivatives.
Available-for-sale securities consist of the following:

	December 31, 2006			December 31, 2005
		Gross Unrealized			Gross Unrealized
(Amounts in thousands)	Cost	Loss	Fair Value	Cost	Loss	Fair Value

Touchstone Shares	$73	$—	$73	$1,848	$(888)	$960

In May 2004, we received common shares of Touchstone Resources USA, Inc. (a public company trading on the OTC Bulletin Board) (the “Touchstone Shares”) in exchange for the convertible promissory notes of Touchstone Canada (the “Touchstone Exchange”). The net book value of the convertible promissory notes was zero; as such, we recorded a non-cash gain on the Touchstone Exchange of approximately $1.8 million, the market value of the Touchstone Shares on the date of the exchange. The Touchstone Shares

Endeavour International Corporation
Notes to Consolidated Financial Statements
reflected in these financial statements are deemed by management to be “available-for-sale” and, accordingly are reported at fair value, with unrealized gains and losses reported in other comprehensive income. During 2006, Touchstone Resources USA, Inc. underwent a restructuring and change in management, becoming Cygnus Oil and Gas Corporation. At December 31, 2006, we determined that our investment in equity securities of this company are subject to an other-than-temporary impairment. Therefore, we recorded an impairment of $1.8 million for 2006 as we impaired the value of the equity securities to the fair market value of the securities, based on the quoted market price of the securities at December 31, 2006.
Note 7 — Derivative Instruments
During 2006 and 2005, we had an oil commodity swap that has been accounted for as a hedge where we paid market IPE Brent and received a fixed price. For 2006 and 2005, we realized $5.5 million and $2.3 million, respectively, as a reduction to revenue related to settlements for this contract. We did not exclude any component of the hedging instrument’s gain or loss when assessing effectiveness.
In connection with the Talisman Acquisition, we entered into various oil and gas derivative instruments to stabilize cash flows from the assets to be acquired. Hedge accounting has not been elected for these instruments and during 2006, we recorded $34.5 million in other income related to the net unrealized gains for these contracts. The fair market value of these derivative instruments is included in our balance sheet as follows: $18.4 million in prepaid expenses and other current assets and $23.9 million in other long-term assets.
At December 31, 2006, we had the following derivative instruments outstanding that are not accounted for as hedges:

					Estimated Fair
					Value Asset
	2007	2008	2009	Average 2010 - 2011	(in thousands)
Oil:
Fixed Price Swap (Mbbl) — Platt’s Dated Brent (2)	1,111	907	697	530	$11,711
Weighted Average Price ($/Barrel)	$69.07	$68.87	$69.08	$67.30

Gas:
Fixed Price Swap (MMcf) — Heren National Balancing Point (1) (2)	2,575	2,676	1,387	829	$30,545
Fixed Price Swap (Mbbl) — Platt’s Dated Brent (2)	£6.13	£5.81	£5.59	£5.28

Endeavour International Corporation
Notes to Consolidated Financial Statements

(1)	Gas derivative contracts are designated in therms and have been converted to Mcf at a rate of 10 therm to 1 Mcf. The exchange rate at December 31, 2006 was $1.96 to £1.00.

(2)	We paid $7.7 million during 2006 to enter into these contracts prior to closing the Talisman Acquisition.
Note 8 — Accrued Expenses
We had the following accrued expenses outstanding:

	December 31,
(Amounts in thousands)	2006	2005

Accrued liabilities for certain stock-based compensation plans	$—	$803
Accrued joint interest costs	3,811	—
Accrued compensation	2,641	1,989
Accrued interest	4,446	2,234
Preferred dividends	2,477	486
Prepaid revenue	2,776	—
Derivative liability	—	4,291
Foreign taxes payable	16,509	4,366
Foreign deferred taxes	5,335	—
Litigation settlement accrual	—	5,265
Other	3,804	1,806

	$41,799	$21,240

Note 9 — Financial Instruments

	December 31, 2006		December 31, 2005
	Fair Value	Carrying Value	Fair Value	Carrying Value
Assets:
Investment in equity securities	$73	$73	$960	$960
Derivative instruments	42,256	42,256	—	—

Liabilities:
Long-term debt	300,156	306,250	76,400	81,250
Derivative instruments	—	—	4,291	4,291
The carrying amounts reflected in the consolidated balance sheets for cash and equivalents, short-term receivables and short-term payables approximate their fair value due to the short maturity of the instruments. The carrying value of the investment in equity securities approximates fair value based on their market trading price. The fair values of derivative instruments were determined based upon quotes obtained from brokers. The fair values of long-term debt were determined based upon quotes obtained from brokers for our senior notes and book value for other debt. Book value approximates fair value for our senior bank facility and second lien term loan as these instruments bear interest at a market rate.

Endeavour International Corporation
Notes to Consolidated Financial Statements
Note 10 — Debt and Notes Payable
Our debt and notes payable consisted of the following:

	December 31,
(Amounts in thousands)	2006	2005

6% Senior notes, due 2012	$81,250	$81,250
Senior bank facility	150,000	—
Second lien term loan	75,000	—

	306,250	81,250
Less: current maturities	(2,410)

Long-term debt	$303,840	$81,250

Principal maturities of debt at December 31, 2006 are as follows:

(Amounts in thousands)

2007	$2,410
2008	32,600
2009	70,000
2010	40,000
2011	79,990
Thereafter	81,250

6% Senior notes, due 2012
During 2005, we issued in a private offering $81.25 million aggregate principal amount of convertible senior notes due 2012. The notes bear interest at a rate of 6.00% per annum, payable in January and July. The notes are convertible into shares of our common stock at an initial conversion rate of 199.2032 shares of common stock per $1,000 principal amount of notes, subject to adjustment, which represents an initial conversion price of approximately $5.02 per share. In connection with the issuance of these notes, we paid $3.6 million in financing and other costs. Upon specified change of control events, each holder of those notes may require us to purchase all or a portion of the holder’s notes at a price equal to 100% of the principal amount, plus accrued and unpaid interest, if any, up to but excluding the date of purchase, plus in certain circumstances, a makewhole premium.
Senior bank facility
As part of the financing for the Talisman Acquisition during the fourth quarter of 2006, we entered into a $225 million senior bank facility, subject to a borrowing base limitation. The initial borrowing base is $185 million and is subject to redetermination every six months with an independent reserve report required every 12 months. With the Talisman Acquisition, we utilized $150 million of the borrowing base. The senior bank facility also provides for issuances of letters of credit of up to an aggregate $60

Endeavour International Corporation
Notes to Consolidated Financial Statements
million. While all letters of credit issued under the senior bank facility will reduce the total amount available for drawing under the senior bank facility, letters of credit issued to secure abandonment liabilities in respect of borrowing base assets will not reduce the amount available under the borrowing base. As of December 31, 2006, we have $40.4 million of outstanding letters of credit related to abandonment liabilities on certain of our oil and gas properties.
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
The senior bank facility contains customary covenants, which limit our ability to incur indebtedness, pledge our assets, dispose of our assets and make exploration and appraisal expenditures. In addition, the senior bank facility contains various financial and technical covenants, including:
•	a maximum consolidated debt to earnings before interest, taxes, depreciation and amortization (“EBITDA”) ratio of 3.0:1;

•	a minimum current assets to current liabilities ratio of 1.1:1;

•	a minimum debt coverage ratio of 1.2:1 for the initial tranche and 1.15:1 for the second tranche;

•	a minimum field life net present value (“NPV”) to loans outstanding coverage ratio of 1.4:1 for the period through March 31, 2009 and 1.5:1 thereafter for the initial tranche, and 1.25:1 for the period through March 31, 2009 and 1.3:1 thereafter for the second tranche; and

•	a minimum loan life NPV to loans outstanding coverage ratio of 1.2:1 for the period through March 31, 2009 and 1.3:1 thereafter for the initial tranche, and 1.15:1 for the period through March 31, 2009 and 1.2:1 thereafter for the second tranche.
The final maturity is the earlier of five years or the reserve tail date, being the date when the remaining borrowing base reserves are projected to be 20% or less of the initially approved borrowing base reserves. The senior bank facility is subject to mandatory prepayment in the event of a change of control of any obligor under the senior bank facility agreement. It is prepayable at our option at any time without penalty.
Second lien term loan
As part of the financing for the Talisman Acquisition during the fourth quarter of 2006, we entered into a $75 million second lien term loan. The second lien term loan consists of a single tranche, which bears interest at LIBOR plus 7%. Our indebtedness under the loan is secured by cross guarantees from all of our subsidiaries and a second ranking interest in the security package provided under the senior bank facility. The second lien term loan contains customary covenants, which limit our ability to incur indebtedness, pledge our assets, dispose of our assets and make exploration and other capital expenditures. In addition, the second lien term loan will contain various financial covenants, including:
•	a maximum consolidated debt to EBITDA ratio of 2.75:1 for 2006 and 2007, decreasing to 1.5:1 by 2011;

•	a minimum EBITDA to interest expense ratio of 3.0:1;

•	a minimum PV-10% to consolidated debt ratio of 0.75:1 for 2006 and 1.0:1 thereafter; and

Endeavour International Corporation
Notes to Consolidated Financial Statements
•	a minimum PV-10% to consolidated secured debt ratio of 1.15:1 for 2006, 1.25:1 for 2007 and 2008 and 1.5:1 thereafter.
The second lien term loan matures in five years and is subject to mandatory prepayment related to specified percentages of excess cash flow, proceeds of asset sales and proceeds of issuance of debt and equity securities. We can prepay the second lien term loan at any time at a premium, which premium starts at 3% in the first year and decreases 1% per year until no premium is payable.
Subsequent to year end, we entered into an amendment to the second lien term loan agreement and a waiver relating to the senior bank facility agreement to, among other things, address certain technical issues relating to the loan covenants in such agreements.
Note 11 — Income Taxes
The loss before income taxes and the components of the income tax expense recognized on the Consolidated Statement of Income are as follows:

	Year Ended December 31,
(Amounts in thousands)	2006	2005	2004

Income (loss) before income taxes:
Domestic	$(20,588)	$(2,945)	$(19,905)
Foreign	37,663	(17,367)	(2,797)

	$17,075	$(20,312)	$(22,702)

Current Taxes:
Federal	$(45)	$48	$—
Foreign	10,920	7,770	—

Total current taxes	10,875	7,818	—

Deferred Taxes:
Federal	—	—	—
Foreign	13,038	3,243	670

Total deferred taxes	13,038	3,243	670

Income tax expense	$23,913	$11,061	$670

During 2006, we incurred taxes in all of the jurisdictions that we do business in except for the United States (U.S.). In 2006, we had a loss before taxes of $20.6 million in the U.S. and we did not record any income tax benefits as there was no assurance that we could generate any U.S. taxable earnings, and therefore recorded a valuation allowance of the full amount of deferred tax asset generated.
During 2005 and 2004, we incurred taxes primarily on our Norwegian operations as substantially all revenues and operating income were derived from Norway. Our Norwegian operations had income

Endeavour International Corporation
Notes to Consolidated Financial Statements
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
Deferred income taxes result from the net tax effects of temporary timing differences between the carrying amounts of assets and liabilities reflected on the financial statements and the amounts recognized for income tax purposes. The tax effects of temporary differences that give rise to significant portions of deferred tax assets and liabilities are as follows at December 31:

(Amounts in thousands)	2006	2005

Deferred tax asset:
Deferred compensation	$5,792	$2,833
Asset retirement obligation	19,492	5,650
Litigation settlement	—	1,843
Net operating loss and capital loss carryforward	53,541	25,145
Uplift carryforward	3,644	1,079
Other	621	—

Total deferred tax assets	83,090	36,550
Less valuation allowance	(17,291)	(27,073)

Total deferred tax assets after valuation allowance	65,799	9,477

Deferred tax liability:
Property, plant and equipment	(161,180)	(25,478)
Unrealized gain on derivative instruments	(17,608)	—
Petroleum revenue tax, net of tax benefit	(6,001)	—
Sale/leaseback	(822)	(950)
Other	(678)	(2,234)

Total deferred tax liabilities	(186,289)	(28,662)

Net deferred tax liability	$(120,490)	$(19,185)

During 2006, we recognized a deferred tax liability of approximately $98 million due to the excess of book over tax basis of the assets acquired in the Enoch and Talisman acquisitions and $3.2 million for the unitization of the Brage field. During 2004, we recognized a deferred tax liability of approximately $3.3 million due to the excess of book over tax basis of the assets acquired in the NSNV Acquisition. We recognized a deferred tax liability of approximately $16.6 million due to the excess of book over tax basis of the assets acquired in the OER Acquisition.
At December 31, 2006, we had the following carryforwards available to reduce future income taxes:

Endeavour International Corporation
Notes to Consolidated Financial Statements

(Amounts in thousands)
Types of Carryforward	Years of Expiration	Carryforward Amounts

Net operating loss — U.S. federal	2022 — 2026	$43,170
Net operating loss — U.K.	Indefinite	$73,752
Uplift — U.K.	Indefinite	$4,242
Uplift — Norway	Indefinite	$2,921

With the exception of $43.2 million of net operating loss carryforward attributable to our U.S. operations for which a valuation allowance has been established, the remaining carryforward amounts shown above have been recognized for financial statement reporting purposes to reduce deferred tax liability.
For U.S. federal income tax purposes, certain limitations are imposed on an entity’s ability to utilize its NOLs in future periods if a change of control, as defined for federal income tax purposes, has taken place.
In general terms, the limitation on utilization of NOLs and other tax attributes during any one year is determined by the value of an acquired entity at the date of the change of control multiplied by the then-existing long-term, tax-exempt interest rate. The manner of determining an acquired entity’s value has not yet been addressed by the Internal Revenue Service. We have determined that, for federal income tax purposes, a change of control occurred during 2004. However, we do not believe such limitations will significantly impact our ability to utilize the NOL; rather our ability to generate future taxable income will have such an impact.
Recognition of the benefits of the deferred tax assets will require that we generate future taxable income. There can be no assurance that we will generate any earnings or any specific level of earnings in future years. Therefore, we have established a valuation allowance for deferred tax assets of approximately $17.3 million, $27.1 million and $10.1 million as of December 31, 2006, 2005 and 2004, respectively. During 2006, the valuation allowance decreased $6.0 million when our UK operations commenced and decreased an additional $11.1 million as a result of the deferred tax liabilities established in the purchase of Enoch and Talisman. The valuation allowance also increased $7.3 due to net operating losses in the U.S. The valuation allowance increased $16.9 million during 2005 due primarily to net operating losses. The valuation allowance decreased during 2004 due to $5.5 million attributable to the exchange of non-core assets in the Restructuring, $3.3 million attributable to the deferred tax liability established in the NSNV acquisition, and increased by $4.2 million for net operating losses.
The following table presents the principal reasons for the difference between our effective tax rates and the United States federal statutory income tax rate of 35%.

Endeavour International Corporation
Notes to Consolidated Financial Statements

	Year Ended December 31,

(Amounts in thousands)	2006	2005	2004

Federal income tax expense (benefit) at statutory rate	$5,976	$(7,109)	$(7,946)
Book deductions not deductible for income tax purposes	44	13	3,849
Taxation of foreign operations	11,935	3,309	25
Change in valuation allowance — US	7,280	968	3,118
Change in valuation allowance — UK	(6,013)	15,983	1,139
Foreign currency (gain)/loss on deferred taxes	4,773	(1,824)	471
Other	(82)	(279)	14

Income Tax Expense	$23,913	$11,061	$670

Effective Income Tax Rate	140%	(54)%	(3)%

Note 12 — Other Liabilities
Other liabilities included the following:

	December 31,

(Amounts in thousands)	2006	2005

Asset retirement obligations	$32,503	$6,740
Other	7	13

	$32,510	$6,753

Our asset retirement obligations relate to obligation of the plugging and abandonment of oil and gas properties. The asset retirement obligation is recorded at fair value and accretion expense, recognized over the life of the property, increases the liability to its expected settlement value. If the fair value of the estimated asset retirement obligation changes, an adjustment is recorded for both the asset retirement obligation and the asset retirement cost. The following table provides a rollforward of the asset retirement obligations for the year ended December 31, 2006 and 2005:

	December 31,

(Amounts in thousands)	2006	2005

Carrying amount of asset retirement obligations as of beginning of year	$6,740	$6,902
Liabilities incurred related to acquired properties	25,255	—
Decrease due to revised estimates of asset retirement obligations	(1,489)	—
Accretion expense	985	542
Impact of foreign currency exchange rate changes	1,012	(704)

Carrying amount of asset retirement obligations as of end of year	$32,503	$6,740

Endeavour International Corporation
Notes to Consolidated Financial Statements
Note 13 —Equity
The activity in shares of our common and preferred stock during 2006, 2005 and 2004 included the following:

	Year Ended December 31,

(Amounts in thousands)	2006	2005	2004

Common Stock:
Outstanding at the beginning of the year	75,489	69,995	37,145
Issuance of common stock in the offerings	39,257	—	25,000
Issuance of common stock in the NSNV Acquisition	—	—	12,675
Issuance of common stock in the OER Acquisition	—	2,184	—
Repurchases of common stock	—	—	(14,098)
Conversion of notes payable	—	—	1,402
Conversion of preferred stock	—	—	2,809
Exercise of warrants and stock options	1,655	762	600
Other issuances	2,176	2,548	4,462

Outstanding at the end of the year	118,577	75,489	69,995

Series A Preferred Stock:
Outstanding at the beginning of the year	—	—	4,091
Transfer of non-core assets	—	—	(4,091)

Outstanding at the end of the year	—	—	—

Series B Preferred Stock:
Outstanding at the beginning of the year	20	20	143
Repurchases of preferred stock	—	—	(103)
Transfer of non-core assets	—	—	(20)

Outstanding at the end of the year	20	20	20

Series C Preferred Stock:
Outstanding at the beginning of the year	—	—	478
Issuances of preferred stock	—	—	—
Conversion to common stock	—	—	(478)

Outstanding at the end of the year	—	—	—

Convertible Preferred Stock:
Outstanding at the beginning of the year	—	—	—
Issuances of preferred stock	125	—	—

Outstanding at the end of the year	125	—	—

Endeavour International Corporation
Notes to Consolidated Financial Statements
Common Stock
The Common Stock is $0.001 par value common stock, 300,000,000 shares authorized.
In February 2004, we exercised our call option to buy back 10 of our 99 limited partnership units in Knox Miss Partners, L.P from RAM and issued 835,000 shares of our common stock in full payment of the option.
In February 2004, we issued a private placement offering of 125,000 shares of our common stock, $.001 par value per share at $2.00 per share.
In an offering of common stock that closed on February 26, 2004, we issued 25 million shares of common stock at $2.00 per share in a private placement. The estimated net proceeds of this offering were $46 million after deduction of offering costs of $3.9 million. In addition, warrants to purchase 700,000 shares of common stock at $2.00 per share were issued to the placement agent. A portion of the net proceeds were used in the Restructuring for the purchase of 14.1 million shares of our common stock and 0.1 million shares of our Series B Preferred Stock for $5.3 million and for repayment of the principal amount of outstanding notes payable in the amount of $1.5 million. The remainder was to be used for general corporate purposes, including potential acquisitions.
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
As part of the financing for the Talisman Acquisition during the fourth quarter of 2006, we issued 37.8 million shares of common stock at $2.35 per share. After expenses, proceeds from the offering were $84 million.
Convertible Preferred Stock
As part of the financing for the Talisman Acquisition during the fourth quarter of 2006, we issued $125 million of Series A Convertible Preferred Stock to a group of private institutional investors. In December 2006, our stockholders approved the conversion of the Series A Convertible Preferred Stock into the Series C Convertible Preferred Stock (the “Convertible Preferred Stock”). The Series A Convertible Preferred Stock and the Series C Convertible Preferred Stock are substantially similar in terms, except that the Series C Convertible Preferred Stock includes a “full-ratchet” antidilution protection provision, which would result in a favorable adjustment (in the number of shares of common stock issuable on conversion and the conversion price) for the holders of Convertible Preferred Stock in the event we were to issue shares of common stock at a price below the conversion price. The Convertible Preferred Stock ranks senior to any of our other existing or future shares of capital stock.

Endeavour International Corporation
Notes to Consolidated Financial Statements
The Convertible Preferred Stock is fully convertible into common stock at any time at the option of the preferred stock investors, at (i) a conversion price of $2.50 (the “Conversion Price”) and (ii) in an amount of common stock equal to the quotient of the liquidation preference of $1,000 per share plus accrued but unpaid dividends (the “Liquidation Preference”) divided by the Conversion Price.
Dividends are payable in cash, or common stock if we are unable to pay such dividends in cash, and any dividends will be paid to the preferred stock investors prior to payment of any other dividend on any other shares of our capital stock. We will pay a cumulative dividend on the Convertible Preferred Stock equal to 8.5% per annum of the original issue price (compounded quarterly) if paid in cash and 8.92% per annum of the original issue price (compounded quarterly) if paid in stock (the “Original Dividend Rate”). The Convertible Preferred Stock also participates on an as-converted basis with respect to any dividends paid on the common stock.
Issuance of dividends in the form of common stock are subject to the following equity conditions (the “Equity Conditions”), which are waivable by two-thirds of the holders of the Convertible Preferred Stock: (i) such common stock is listed on the American Stock Exchange, the New York Stock Exchange or the Nasdaq Stock Market, and not subject to any trading suspension; (ii) we are not then subject to any bankruptcy event; and (iii) such common stock will be immediately re-saleable by the preferred stock investors pursuant to an effective registration statement and otherwise in compliance with all applicable laws. If we have not maintained the effectiveness of the registration statement pursuant to the Registration rights section below, then the dividend rate on the Convertible Preferred Stock will be increased by the product of 2.5% (if the dividend is paid in cash) or 2.63% (if the dividend is paid in stock) times the number of quarters (or portions thereof) in which the failure occurs or we fail to cure such failure.
After the fourth anniversary of the initial issuance of the Convertible Preferred Stock, we may redeem all of the Convertible Preferred Stock in exchange for a cash payment to the preferred stock investors of an amount equal to 102% of the sum of the Liquidation Preference. If we call the Convertible Preferred Stock for redemption, the holders thereof will have the right to convert their shares into a newly issued preferred stock identical in all respects to the Convertible Preferred Stock except that such newly issued preferred stock will not bear a dividend (the “Alternate Preferred Stock”). We may not redeem the Convertible Preferred Stock if the Equity Conditions are not then satisfied with respect to the common stock into which the Alternate Preferred Stock is convertible.
Upon the tenth anniversary of the initial issuance of the Convertible Preferred Stock, we must redeem all of the Convertible Preferred Stock for an amount equal to the Liquidation Preference plus accrued and unpaid dividends payable by us in cash or common stock at our election. Issuance by us of common stock for such redemption is subject to the Equity Conditions and to the market value of the outstanding shares of common stock immediately prior to such redemption equaling at least $500 million.
In the event of a change of control of Endeavour, we will be required to offer to redeem all of the Convertible Preferred Stock for the greater of: (i) the amount equal to which such holder would be entitled to receive had the holder converted such Convertible Preferred Stock into common stock; (ii) 115% of the sum of the Liquidation Preference plus accrued and unpaid dividends; and (iii) the amount resulting in an internal rate of return to such holder of 15% from the date of issuance of such Convertible Preferred Stock through the date that Endeavour pays the redemption price for such shares.

Endeavour International Corporation
Notes to Consolidated Financial Statements
Series A Preferred Stock
The Series A Preferred Stock was to pay dividends of 8% of the original issuing price per share per annum, which were cumulative prior to any dividends on the common stock. All shares of our Series A Preferred Stock were included in the exchange of non-core assets in the Restructuring.
Series B Preferred Stock
In September 2002, we authorized and designated 500,000 shares of Preferred Stock, as Series B Preferred Stock par value $.001 per share.
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
Series C Preferred Stock
The Series C Preferred Stock was to pay dividends of 6% of the original issue price per share per annum, which were cumulative prior to any dividends on the common stock and on parity with the payment of any dividend or other distribution on any other series of preferred stock that has similar characteristics.
In February 2004, our Series C Preferred stockholders converted all of their 477,500 shares of Series C Preferred Stock into 2.8 million shares of our common stock in the Restructuring.
Stock Warrants
We have the following outstanding warrants to purchase our common stock at December 31, 2006 and 2005:

	December 31, 2006		December 31, 2005

(Amounts in thousands, except per share data)	Exercise		Exercise
Expiration Date	Price	Shares	Price	Shares

May 2006	—	—	$2.00	1,538
October 2006	—	—	$2.00	50
February 2009	$2.00	700	$2.00	700
April 2012	$2.00	90	$2.00	90

		790		2,378

Endeavour International Corporation
Notes to Consolidated Financial Statements
All warrants are currently exercisable. During 2006, 1.6 million warrants with an exercise price of $2.00 per share were exercised. During 2005, 200,000 warrants with an exercise price of $2.25 per share and 279,405 warrants with an exercise price of $2.00 per share were exercised.
The weighted average grant-date fair value of warrants granted during 2004 was $2.19.
Note 14 — Stock-Based Compensation Arrangements
We grant restricted stock and stock options, including notional restricted stock and options, to employees and directors as incentive compensation. The notional restricted stock and options may be settled in cash or stock upon vesting, at our option, however it has been our practice to settle in stock. The restricted stock and options generally vest over three years and the options have a five year expiration. The vesting of these shares and options is dependent upon the continued service of the grantees to Endeavour. Upon the occurrence of a change in control, each share of restricted stock and stock option outstanding on the date on which the change in control occurs will immediately become vested.
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

	2006	2005	2004

		Pro forma	Pro forma
Risk free rate	4.4%	3.8%	4.0%
Expected years until exercise	4	5	5
Expected stock volatility	38%	71%	31%
Dividend yield	—	—	—

Prior to January 1, 2006, we recorded stock-based compensation under the intrinsic value method and no compensation expense was recorded for stock options granted when the exercise price of options granted was equal to or greater than the fair market value of our common stock on the date of grant. Had compensation expense for the years ended December 31, 2005 and 2004 been determined under fair value provisions, our net loss and net loss per share would have been the following:

Endeavour International Corporation
Notes to Consolidated Financial Statements

	Year Ended December 31,

(Amounts in thousands, except per share data)	2005	2004

Net loss to common stockholders, as reported	$(31,531)	$(23,797)
Add:
Stock-based compensation expense as reported	4,091	6,360
Less:
Total stock-based compensation expense determined under fair-value-based method for all awards, net of tax	(5,676)	(6,503)

Pro forma net loss	$(33,116)	$(23,940)

Loss per share:
Basic and diluted — as reported	$(0.42)	$(0.37)

Basic and diluted — pro forma	$(0.44)	$(0.37)

At December 31, 2006, total compensation costs related to nonvested awards not yet recognized was approximately $2.7 million and is expected to be recognized over a weighted average period of less than two years. For the year ended December 31, 2006, we included approximately $3.7 million of stock-based compensation in capitalized G&A in property and equipment.
During 2003 and before the NSNV Acquisition (see Note 3), 700,000 options were granted to then-current directors and 495,000 of these options remain outstanding at December 31, 2005. While all the options granted had an exercise price higher than the market value of the stock on the date of grant, a subsequent modification of these options by the predecessor board of directors has triggered variable accounting. We are required to record compensation expense if the modified option price is lower than the market price of the stock at the end of a reporting period until the options expire or are exercised. For the years ended December 31, 2005 and 2004, we recorded non-cash general and administrative expenses of $(0.6) million and $1.2 million, respectively, related to these options. With the adoption of the revised accounting standards for share-based payments, the options are no longer being marked to the market price of the stock at the end of each reporting period.

Endeavour International Corporation
Notes to Consolidated Financial Statements
Stock Options
Information relating to stock options, including notional stock options, is summarized as follows:

	Number	Weighted Average	Weighted Average	Aggregate
	of	Exercise Price	Contractual	Intrinsic
(Amounts in thousands, except per share and year data)	Shares	per Share	Life in Years	Value

Balance outstanding — December 31, 2005	4,908	$3.13
Granted	1,020	3.34
Exercised	(67)	2.00
Forfeited	(155)	2.99
Expired	(302)	3.08

Balance outstanding — December 31, 2006	5,404	3.19	2.9	$531

Currently exercisable — December 31, 2006	2,422	2.74	2.4	$354

The weighted average grant-date fair value of options granted during 2006, 2005 and 2004 was $1.20, $2.71 and $1.50, respectively. For the year ended December 31, 2006, we have received $0.1 million in proceeds from stock option exercises.
The 1.0 million, 1.3 million and 1.9 million options granted during 2006, 2005 and 2004, respectively, were granted pursuant to our 2004 Stock Incentive Plan which has been approved by our stockholders. All other stock options have been granted pursuant to stock option plans that were not subject to stockholder approval.
Information relating to stock options outstanding at December 31, 2006 is summarized as follows:

	Options Outstanding			Options Exercisable

(Amounts in thousands, except per share data)	Number of	Weighted Average	Weighted Average		Weighted Average
Range of Exercise	Options	Remaining	Exercise Price	Number	Exercise Price
Prices	Outstanding	Contractual Life	Per Share	Exercisable	Per Share

$2.00 — $2.99	2,502	2.2	$2.11	1,716	$2.09
$3.00 — $3.99	1,110	3.8	$3.53	115	$3.65
Greater than $4.00	1,792	3.3	$4.49	591	$4.47

	5,404	2.9	$3.19	2,422	$2.74

Endeavour International Corporation
Notes to Consolidated Financial Statements
Restricted Stock
At December 31, 2006, our employees and directors held 4.4 million restricted shares of our common stock that vest over the service period of up to three years. The restricted stock awards were valued based on the closing price of our common stock on the measurement date, typically the date of grant, and compensation expense is recorded on a straight-line basis over the restricted share vesting period.
Status of the restricted shares as of December 31, 2006 and the changes during the year ended December 31, 2006 are presented below:

	Number	Weighted Average
	of	Grant Date Fair
(Amounts in thousands, except per share data)	Shares	Value per Share

Balance outstanding — December 31, 2005	4,412	$3.99
Granted	2,403	$3.32
Vested	(2,005)	$3.80
Forfeited	(396)	$3.47

Balance outstanding — December 31, 2006	4,414	$3.76

Total fair value of shares vesting during the period	$7,079

Note 15 — Supplementary Cash Flow Disclosures
Cash paid during the period for interest and income taxes was as follows:

	Year Ended December 31,

(Amounts in thousands)	2006	2005	2004

Interest paid	$5,895	$2,340	$130

Income taxes paid	$7,064	$3,206	$—

Non-Cash Investing and Financing Transactions
During the first quarter of 2006, we issued 1.5 million shares of our common stock in connection with the settlement of litigation.
We recorded $2.0 million, $0.2 million and $0.4 million in dividends in 2006, 2005 and 2004, respectively. Subsequent to December 31, 2006, we paid outstanding dividends on the Convertible Preferred Stock through the issuance of common stock.
In 2004, we issued 12.5 million shares in the NSNV Acquisition with a total purchase price of approximately $25 million. The Merger increased current assets by $1.1 million, oil and gas properties

Endeavour International Corporation
Notes to Consolidated Financial Statements
by $11.4 million, other assets by $8.3 million, current liabilities by $2.5 million, other liabilities by $3.6 million and equity by $25 million through a noncash transaction that was not reflected in the statement of cash flows.
Noncash investing activities also were incurred in 2004 with the exchange of certain non-core assets, including BWP Gas, LLC, for all of the Series A Preferred Stock and 20,213 shares of the Series B Preferred Stock, and the Touchstone Exchange. Noncash financing activities were also incurred, including the conversion of all of our Series C Preferred Stock and a portion of our convertible notes into common stock.
In 2005, we completed the OER Minority Acquisition with the aggregate consideration paid in approximately US$1.4 million in cash and 2,183,617 shares of our common stock.
Note 16 — Leases
Operating Leases
During third quarter 2004, we executed a sublease for office space through March 31, 2008. Lease payments are expected to be approximately $180,000 for the year ended December 31, 2007, and $45,000 for the year ended December 31, 2008. In addition, we have leases for office space and equipment with lease payments of $0.7 million, $0.5 million and $0.2 million for the years ended December 31, 2007, 2008 and 2009, respectively.
Note 17 — Comprehensive Loss
The following summarizes the components of comprehensive loss:

Endeavour International Corporation
Notes to Consolidated Financial Statements

	Year Ended December 31,
(Amounts in thousands)	2006	2005	2004

Net loss	$(6,838)	$(31,373)	$(23,372)

Related to derivative instruments:
Unrealized loss	(1,012)	(5,672)	—
Reclassification adjustment for loss realized in net loss above	4,702	1,982	—

Related to marketable securities:
Unrealized loss	(887)	(360)	(528)
Reclassification adjustment for loss realized in net loss above	1,775	—	282

Unrealized gain (loss), net	4,578	(4,050)	(246)

Comprehensive loss	$(2,260)	$(35,423)	$(23,618)

The components of accumulated other comprehensive income are:

	December 31,
(Amounts in thousands)	2006	2005	2004

Related to derivative instruments:
Balance at beginning of year	$(3,690)	$—	$—
Change during the year	3,690	(3,690)	—

Balance at end of year	—	(3,690)	—

Related to marketable securities:
Balance at beginning of year	(888)	(528)	(489)
Change during the year	888	(360)	(39)

Balance at end of year	—	(888)	(528)

Accumulated comprehensive loss	$—	$(4,578)	$(528)

Note 18 — Commitments and Contingencies
General
The oil and gas industry is subject to regulation by federal, state and local authorities. In particular, oil and gas production operations and economics are affected by environmental protection statutes, tax statutes and other laws and regulations relating to the petroleum industry. We believe we are in compliance with all federal, state and local laws, regulations applicable to Endeavour and its properties and operations, the violation of which would have a material adverse effect on us or our financial condition.

Endeavour International Corporation
Notes to Consolidated Financial Statements
Rig Commitments
In 2006, we joined with several other operators in the Norwegian Continental Shelf to form a consortium that has entered into a contract for the use of a drilling rig for a three-year period beginning the second half of 2006. The agreement allows us to move forward with our exploration program in Norway and fulfill our role as an operator of Norwegian licenses. The contract commits us to 100 days (for two wells) of drilling services, conducted by the Bredford Dolphin, a semi-submersible drilling rig, for approximately $37.8 million between late 2007 and 2009.
In the second quarter of 2006, we entered into a rig commitment for 220 days over a one-year period beginning in March 2007 for the United Kingdom sector of the North Sea. The value of this contact is approximately $66 million. The arrangement with Applied Drilling Technology International, a division of GlobalSantaFe, will be for a heavy-duty harsh environment jack-up suitable for most drilling activities we will operate in 2007-2008.
Note 19 — Segment and Geographic Information
We have determined we have one reportable operating segment being the acquisition, exploration and development of natural gas and oil properties. Our operations are conducted in geographic areas as follows:

	2006		2005		2004
(Amounts in thousands)	Revenue	Long-lived Assets	Revenue	Long-lived Assets	Revenue	Long-lived Assets

United States	$—	$33,120	$—	$11,298	$8	$32,846

United Kingdom	24,881	537,936	—	16,381	—	8,918
Norway	29,250	72,957	38,656	68,620	3,655	39,210
The Netherlands	—	1,799	—	1,594
Ireland	—	90	—	—	—	—
Thailand	—	—	—	—	—	3,688

Total International	54,131	612,782	38,656	86,595	3,655	51,816

Total	$54,131	$645,902	$38,656	$97,893	$3,663	$84,662

Endeavour International Corporation
Notes to Consolidated Financial Statements
Note 20 — Quarterly Financial Data

(Amounts in thousands, except per share data)	First Quarter	Second Quarter	Third Quarter	Fourth Quarter

	2006
Revenues	$8,476	$7,645	$6,726	$31,284
Operating expenses	10,741	10,540	11,377	25,847
Operating profit (loss)	(2,265)	(2,895)	(4,651)	5,437
Net income (loss) to common stockholders	(6,938)	(10,389)	15,225	(6,727)
Net income (loss) per common share — basic	(0.09)	(0.13)	0.19	(0.06)
Net income (loss) per common share — diluted	(0.09)	(0.13)	0.17	(0.06)

	2005
Revenues	$7,703	$9,091	$10,852	$11,010
Operating expenses	8,865	9,574	20,092	28,214
Operating loss	(1,162)	(483)	(9,240)	(17,204)
Net income (loss) to common stockholders	(2,692)	11,218	(14,461)	(25,596)
Net income (loss) per common share — basic	(0.04)	0.15	(0.19)	(0.34)
Net income (loss) per common share — diluted	(0.04)	0.13	(0.19)	(0.34)

Note 21 — Supplemental Oil and Gas Disclosures — Unaudited

Capitalized Costs Relating to Oil and Gas Producing Activities
(Amounts in thousands)	United Kingdom	Norway	Ireland	Thailand	The Netherlands	Total

December 31, 2006:
Proved	$156,441	$34,228	$—	$—	$—	$190,669
Unproved	151,794	23,949	90	—	1,799	177,632

Total capitalized costs	308,235	58,177	90	—	1,799	368,301

Accumulated depreciation, depletion and amortization	(37,812)	(13,288)	—	—	—	(51,100)

Net capitalized costs	$270,423	$44,889	$90	$—	$1,799	$317,201

Endeavour International Corporation
Notes to Consolidated Financial Statements

Capitalized Costs Relating to Oil and Gas Producing Activities
(Amounts in thousands)	United Kingdom	Norway	Ireland	Thailand	The Netherlands	Total

December 31, 2005:
Proved	$—	$23,308	$—	$—	$—	$23,308
Unproved	43,101	22,545	—	—	1,594	67,240

Total capitalized costs	43,101	45,853	—	—	1,594	90,548

Accumulated depreciation, depletion and amortization	(27,116)	(7,662)	—	—	—	(34,778)

Net capitalized costs	$15,985	$38,191	$—	$—	$1,594	$55,770

Costs Incurred in Oil and Gas Property Acquisition, Exploration and Development Activities
(Amounts in thousands)	United Kingdom	Norway	Ireland	Thailand	The Netherlands		Total

Year Ended December 31, 2006:
Acquisition costs:
Proved	$139,456	$—	$—	$—	$		$139,456
Unproved	81,715	—	—	—		—	81,715
Exploration costs	35,002	5,089	90	—		205	40,386
Development costs	8,960	7,235	—	—		—	16,195

Total costs incurred	$265,133	$12,324	$90	$—		$205	$277,752

Year Ended December 31, 2005:
Acquisition costs:
Proved	$—	$(2,151)	$—	$—		$—	$(2,151)
Unproved	—	(503)	—	—		—	(503)
Exploration costs	34,332	7,626	—	—		1,446	43,404
Development costs	—	3,277	—	—		—	3,277

Total costs incurred	$34,332	$8,249	$—	$—		$1,446	$44,027

Year Ended December 31, 2004:
Acquisition costs:
Proved	$—	$19,210	$—	$—		$—	$19,210
Unproved	4,534	14,822	—	—		—	19,356
Exploration costs	4,235	2,700	—	309		148	7,392
Development costs	—	872	—	—		—	872

Total costs incurred	$8,769	$37,604	$—	$309		$148	$46,830

Equity Method Investees for the year ended December 31, 2004:	$—	$—	$—	$2,127		$—	$2,127

Endeavour International Corporation
Notes to Consolidated Financial Statements

Results of Operations for Oil and Gas Producing Activities
(Amounts in thousands)	United Kingdom	Norway	United States	Thailand	The Netherlands		Total

Year Ended December 31, 2006:
Revenues	$24,881	$29,250	$—	$—		$—	$54,131
Production expenses	4,477	11,091	—	—		—	15,568
DD&A	10,292	6,217	—	—		—	16,509
Impairment of oil and gas properties	849	—	—	—		—	849
Income tax expense	4,631	9,315	—	—		—	13,946

Results of activities	$4,632	$2,627	$—	$—		$—	$7,259

Year Ended December 31, 2005:
Revenues	$—	$38,656	$—	$—		$—	$38,656
Production expenses	—	11,990	—	—		—	11,990
DD&A	—	7,377	—	—		—	7,377
Impairment of oil and gas properties	27,116	—	—	—		—	27,116
Income tax expense	—	15,046	—	—		—	15,046

Results of activities	$(27,116)	$4,243	$—	$—	$	$-	$(22,873)

Year Ended December 31, 2004:
Revenues	$—	$3,655	$8	$—		$—	$3,663
Production expenses	—	2,064	1	—		—	2,065
DD&A	—	901	2	—		—	903
Income tax expense	—	538	—	—		—	538

Results of activities	$—	$152	$5	$—		$—	$157

Equity Method Investees for the year ended December 31, 2004:	$—	$—	$—	$(201)		$—	$(201)

Oil and Gas Reserves
Proved reserves are estimated quantities of oil, gas and natural gas liquids that geological and engineering data demonstrate with reasonable certainty to be recoverable in future years from known reservoirs under existing economic and operating conditions. Proved developed reserves are proved reserves that can

Endeavour International Corporation
Notes to Consolidated Financial Statements
reasonably be expected to be recovered through existing wells with existing equipment and operating methods. The reserve volumes presented are estimates only and should not be construed as being exact quantities. These reserves may or may not be recovered and may increase or decrease as a result of our future operations and changes in economic conditions. Our oil and gas reserves were prepared by independent reserve engineers at December 31. 2006. Prior to 2006, our oil and gas reserves were audited by independent reserve engineers.

	United		United
Proved Oil Reserves (MBbls):	Kingdom	Norway	States	Total

Proved reserves at January 1, 2004	—	—	—	—
Purchase of proved reserves, in place	—	1,634	—	1,634
Production	—	(91)	—	(91)
Sales of reserves, in place	—	—	—	—
Extensions, discoveries and revisions of previous estimates	—	—	—	—

Proved reserves at December 31, 2004	—	1,543	—	1,543
Production	—	(726)	—	(726)
Extensions, discoveries and revisions of previous estimates	—	347	—	347

Proved reserves at December 31, 2005	—	1,164	—	1,164
Purchase of proved reserves, in place	4,593	—	—	4,593
Production	(210)	(508)	—	(718)
Extensions, discoveries and revisions of previous estimates	183	530	—	713

Proved reserves at December 31, 2006	4,566	1,186	—	5,752

Proved Developed Oil Reserves (MBbls):
At December 31, 2004	—	1,094	—	1,094

At December 31, 2005	—	816	—	816

At December 31, 2006	3,400	737	—	4,137

Endeavour International Corporation
Notes to Consolidated Financial Statements

	United		United
Proved Gas Reserves (MMcf):	Kingdom	Norway	States	Total

Proved reserves at January 1, 2004	—	—	52	52
Purchase of proved reserves, in place	—	6,740	—	6,740
Production	—	(15)	(2)	(17)
Sales of reserves, in place	—	—	(50)	(50)
Extensions, discoveries and revisions of previous estimates	—	—	—	—

Proved reserves at December 31, 2004	—	6,725	—	6,725
Production	—	(184)	—	(184)
Extensions, discoveries and revisions of previous estimates	—	(244)	—	(244)

Proved reserves at December 31, 2005	—	6,297	—	6,297
Purchase of proved reserves, in place	14,574	—	—	14,574
Production	(1,539)	(203)	—	(1,742)
Extensions, discoveries and revisions of previous estimates	4,137	1,579	—	5,716

Proved reserves at December 31, 2006	17,172	7,673	—	24,845

Proved Developed Gas Reserves (MMcf):
At December 31, 2004	—	123	—	123

At December 31, 2005	—	33	—	33

At December 31, 2006	13,184	—	—	13,184

Endeavour International Corporation
Notes to Consolidated Financial Statements

	United		United
Proved Reserves (MBOE):	Kingdom	Norway	States	Total

Proved reserves at January 1, 2004	—	—	9	9
Purchase of proved reserves, in place	—	2,757	—	2,757
Production	—	(93)	(1)	(94)
Sales of reserves, in place	—	—	(8)	(8)
Extensions, discoveries and revisions of previous estimates	—	—	—	—

Proved reserves at December 31, 2004	—	2,664	—	2,664
Production	—	(756)	—	(756)
Extensions, discoveries and revisions of previous estimates	—	306	—	306

Proved reserves at December 31, 2005	—	2,214	—	2,214
Purchase of proved reserves, in place	7,022	—	—	7,022
Production	(466)	(542)	—	(1,008)
Extensions, discoveries and revisions of previous estimates	872	793	—	1,665

Proved reserves at December 31, 2006	7,428	2,465	—	9,893

Proved Developed Reserves (MBOE):
At December 31, 2004	—	1,115	—	1,115

At December 31, 2005	—	822	—	822

At December 31, 2006	5,597	737	—	6,334

Our reserves in Norway were acquired in the OER Acquisition and include 622 MBOE at December 31, 2004 associated with the minority interest in OER. We purchased the remaining minority interests in OER in 2005.

	Year Ended December 31,

	2006	2005	2004

Equity in proved reserves of equity method investees:
Gas (MMcf)	—	—	25,006
Natural gas liquids (MBbls)	—	—	75
Proved Reserves (MBOE)	—	—	4,243

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
Under the full cost method of accounting, a noncash charge to earnings related to the carrying value of our oil and gas properties on a country-by-country basis may be required when prices are low. Whether we will be required to take such a charge depends on the prices for crude oil and natural gas at the end of any quarter, as well as the effect of both capital expenditures and changes to proved reserves during that quarter. Given the volatility of natural gas and oil prices, it is reasonably possible that our estimate of discounted future net cash flows from proved oil and gas reserves will change in the near term. If a noncash charge were required, it would reduce earnings for the period and result in lower DD&A expense in future periods.
Standardized Measure of Discounted Future Net Cash Flows

	December 31,
		2006		2005
(Amounts in thousands)	United Kingdom	Norway	Total	Norway

Future cash inflows	$354,827	$103,471	$458,298	$137,637
Future production costs	(74,798)	(57,712)	(132,510)	(49,514)
Future development costs	(39,445)	(22,098)	(61,543)	(17,922)
Future income tax expense	(99,855)	(9,838)	(109,693)	(48,762)

Future net cash flows (undiscounted)	140,729	13,823	154,552	21,439

Annual discount of 10% for estimated timing	6,372	2,639	9,011	2,914

Standardized measure of future net cash flows	$134,357	$11,184	$145,541	$18,525

Endeavour International Corporation
Notes to Consolidated Financial Statements
Principal Sources of Change in the Standardized Measure of Discounted Future Net Cash Flows

	Year Ended December 31,
(Amounts in thousands)	2006	2005	2004

Standardized measure, beginning of period	$18,525	$10,265	$71
Net changes in prices and production costs	(25,622)	44,166	1,581
Future development costs	16,195	3,277	871
Revisions of previous quantity estimates	47,154	9,502	—
Sale of reserves in place	—	—	(71)
Accretion of discount	6,037	1,963	—
Changes in income taxes, net	20,393	(26,876)	1,063
Sale of oil and gas produced, net of production costs	(38,592)	(26,667)	(1,591)
Purchased reserves	101,533	—	10,498
Change in estimated future development costs, production, timing and other	(82)	2,895	(2,157)

Standardized measure, end of period	$145,541	$18,525	$10,265

Equity Method Investees	$—	$—	$15,251

Endeavour International Corporation
Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.
None.
Item 9A. Controls and Procedures.
Evaluation of Disclosure Controls and Procedures
Under the supervision and with the participation of our management, including our chief executive officer, chief financial officer and chief accounting officer, we evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report, December 31, 2006. Based on that evaluation, our chief executive officer, chief financial officer and chief accounting officer concluded that our disclosure controls and procedures are effective to ensure that information we are required to disclose in our reports filed or submitted under the Securities Exchange Act of 1934, as amended, is accumulated and communicated to management as appropriate to allow timely decisions regarding required disclosures.
Management’s Report on Internal Control Over Financial Reporting
Management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Rules 13a-15(f) and 15d-15(f) of the Securities Exchange Act of 1934, as amended. Our internal controls were designed to provide reasonable assurance as to the reliability of our financial reporting and the preparation and presentation of the consolidated financial statements for external purposes in accordance with accounting principles generally accepted in the United States.
Because of its inherent limitations, internal control over financial reporting may not detect or prevent misstatements. Projections of any evaluation of the effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2006. In making this assessment, our management used the criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Endeavour International Corporation acquired Talisman Expro Limited on November 1, 2006. Our management excluded from its assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2006, Talisman Expro Limited’s internal control over financial reporting associated with total assets of $377.1 million and total revenues of $24.8 million, which are included in the Company’s consolidated financial statements as of and for the year ended December 31, 2006. As permitted by the SEC’s published guidance, we excluded these entities from our assessment as they were acquired late in the year, and it was not possible to conduct our assessment between the date of acquisition and the end of the year. Based on our assessment, our internal control over financial reporting was effective as of December 31, 2006.

Endeavour International Corporation
KPMG LLP, an independent registered public accounting firm, audited management’s assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2006 and issued their attestation report set forth on the following page.
Changes in Internal Control over Financial Reporting
There were no changes in our internal controls over financial reporting during the quarterly period ended December 31, 2006 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Endeavour International Corporation
Report of Independent Registered Public Accounting Firm
The Board of Directors and Stockholders
Endeavour International Corporation:
We have audited management’s assessment, included in the accompanying Management’s Report of Internal Control over Financial Reporting, that Endeavour International Corporation (the Company) maintained effective internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.
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
In our opinion, management’s assessment that Endeavour International Corporation maintained effective internal control over financial reporting as of December 31, 2006, is fairly stated, in all material respects, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Also, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

Endeavour International Corporation
Endeavour International Corporation acquired Talisman Expro Limited on November 1, 2006. The Company’s management excluded from its assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2006, Talisman Expro Limited’s internal control over financial reporting associated with total assets of $377.1 million and total revenues of $24.8 million, which are included in the Company’s consolidated financial statements as of and for the year ended December 31, 2006. Our audit of internal control over financial reporting of Endeavour International Corporation also excluded an evaluation of the internal control over financial reporting of Talisman Expro Limited.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Endeavour International Corporation as of December 31, 2006 and 2005, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2006, and our report dated March 13, 2007, expressed an unqualified opinion on those consolidated financial statements.
KPMG LLP
Houston, Texas
March 13, 2007

Endeavour International Corporation
Item 9B. Other Information
None.
Part III
Item 10. Directors, Executive Officers and Corporate Governance of the Registrant
Our Definitive Proxy Statement for our 2007 Annual Meeting of Stockholders, when filed pursuant to Regulation 14A under the Securities Exchange Act of 1934, will be incorporated by reference into this annual report on Form 10-K pursuant to General Instruction G(3) of Form 10-K and will provide the information required under Part III, Item 10. In addition, see “Business — Executive Officers: in Item 1 of this Form 10-K.
Item 11. Executive Compensation
Our Definitive Proxy Statement for our 2007 Annual Meeting of Stockholders, when filed pursuant to Regulation 14A under the Securities Exchange Act of 1934, will be incorporated by reference into this annual report on Form 10-K pursuant to General Instruction G(3) of Form 10-K and will provide the information required under Part III, Item 11.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholders Matters
Our Definitive Proxy Statement for our 2007 Annual Meeting of Stockholders, when filed pursuant to Regulation 14A under the Securities Exchange Act of 1934, will be incorporated by reference into this annual report on Form 10-K pursuant to General Instruction G(3) of Form 10-K and will provide the information required under Part III, Item 12.
Item 13. Certain Relationships and Related Transactions, and Director Independence
Our Definitive Proxy Statement for our 2007 Annual Meeting of Stockholders, when filed pursuant to Regulation 14A under the Securities Exchange Act of 1934, will be incorporated by reference into this annual report on Form 10-K pursuant to General Instruction G(3) of Form 10-K and will provide the information required under Part III, Item 13.

Endeavour International Corporation
Item 14. Principal Accounting Fees and Services
Our Definitive Proxy Statement for our 2007 Annual Meeting of Stockholders, when filed pursuant to Regulation 14A under the Securities Exchange Act of 1934, will be incorporated by reference into this annual report on Form 10-K pursuant to General Instruction G(3) of Form 10-K and will provide the information required under Part III, Item 14.
Part IV
Item 15. Exhibits and Financial Statement Schedules
(a) (1) and (2) Financial Statements and Financial Statement Schedules.
See our consolidated financial statements included in Item 8 above.
(a) (3) Exhibits.
See “Index of Exhibits” below which lists the documents filed as exhibits with this Form 10-K.
(b) Exhibits.
See “Index of Exhibits” below which lists the documents filed as exhibits with this Form 10-K.

Endeavour International Corporation
SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Endeavour International Corporation
By:	/s/ William L. Transier
William L. Transier
Chief Executive Officer and President

Date: March 14, 2007
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ William L. Transier William L. Transier	Chief Executive Officer, President and Director (Principal Executive Officer)	March 14, 2007

/s/ Lance Gilliland Lance Gilliland	Chief Financial Officer (Principal Financial Officer)	March 14, 2007

/s/ Robert L. Thompson Robert L. Thompson	Chief Accounting Officer (Principal Accounting Officer)	March 14, 2007

/s/ John B. Connally III John B. Connally III	Director	March 14, 2007

/s/ Barry J. Galt Barry J. Galt	Director	March 14, 2007

/s/ Nancy K. Quinn Nancy K. Quinn	Director	March 14, 2007

/s/ John N. Seitz John N. Seitz	Director	March 14, 2007

/s/ Thomas D. Clark Thomas D. Clark	Director	March 14, 2007

Index to Exhibits

Exhibit	Description
2.1	Agreement and Plan of Merger by and among Continental Southern Resources, Inc., CSOR Acquisition Corp. and NSNV, Inc. (Incorporated by reference to Exhibit 2.1 on Current Report on Form 8-K (Commission File No. 000-33439) filed February 27, 2004)

2.2	Plan and Agreement of Merger, dated as of February 27, 2004, between Continental Southern Resources, Inc. (n/k/a Endeavour International Corporation) and its wholly-owned subsidiary Endeavour International Corporation (Incorporated by reference to Exhibit 10.1 on Current Report on Form 8-K (Commission File No. 000-33439) filed on March 1, 2004)

3.1(a)	Amended and Restated Articles of Incorporation (Incorporated by reference to Exhibit 3.2 of our Quarterly Report on Form 10-Q (Commission File No. 001-32212) for the quarter ended June 30, 2004)

3.1(b)	Certificate of Amendment dated June 1, 2006 (Incorporated by reference to Exhibit 4.2 of our Registration Statement on Form S-3 (Commission File No. 333-139304) filed on December 13, 2006)

3.2	Amended and Restated Bylaws (Incorporated by reference to Exhibit 3.4 to our Current Report on Form 8-K (Commission File No. 001-32212) filed on November 6, 2006.)

3.3	Amended and Restated Certificate of Designation of Series B Preferred Stock filed February 26, 2004 (Incorporated by reference to Exhibit 3.3 of our Quarterly Report on Form 10-Q (Commission File No. 001-32212) for the quarter ended June 30, 2004.)

3.4	Articles of Merger filed February 27, 2004 (Incorporated by reference to Exhibit 3.4 of our Quarterly Report on Form 10-Q (Commission File No. 001-32212) for the quarter ended June 30, 2004.)

3.5	Specimen of Common Stock Certificate (Incorporated by reference to Exhibit 3.7 of our Quarterly Report on Form 10-Q (Commission File No. 001-32212) for the quarter ended June 30, 2004.)

3.6	Certificate of Designation of Series A Preferred Stock of Endeavour International Corporation Handelsbanken (Incorporated by reference to Exhibit 3.1 to our Current Report on Form 8-K (Commission File No. 001-32212) filed on November 6, 2006.)

3.7	Certificate of Designation of Series C Preferred Stock of Endeavour International Corporation (Incorporated by reference to Exhibit 3.2 to our Current Report on Form 8-K (Commission File No. 001-32212) filed on November 6, 2006.)

3.8	Certificate of Designation of Series D Preferred Stock of Endeavour International Corporation (Incorporated by reference to Exhibit 3.3 to our Current Report on Form 8-K (Commission File No. 001-32212) filed on November 6, 2006.)

4.1 (a)	Warrants to Purchase Common Stock issued to Gemini Growth Fund, L.P. in April 2002 (Incorporated by reference to Exhibit 4.6 of our Quarterly Report on Form 10-QSB (Commission File No. 000-33439) for the Quarter Ended June 30, 2002.)

Exhibit	Description
4.1 (b)	First Amendment to Warrants to Purchase Common Stock dated July 29, 2003 (warrant # 2002-1) (Incorporated by reference to Exhibit 4.5 of our Annual Report on Form 10-KSB (Commission File No. 000-33439) for the year ended December 31, 2003.)

4.1 (c)	Second Amendment to Warrants to Purchase Common Stock dated February 26, 2004 (warrant # 2002-1) (Incorporated by reference to Exhibit 4.5 of our Annual Report on Form 10-KSB (Commission File No. 000-33439) for the year ended December 31, 2003.)

4.2 (a)	Warrants to Purchase Common Stock issued to Trident Growth Fund, LP dated July 29, 2003 (warrant # 2003-3) (Incorporated by reference to Exhibit 4.7 of our Annual Report on Form 10-KSB (Commission File No. 000-33439) for the year ended December 31, 2003)

4.2 (b)	First Amendment to Warrants to Purchase Common Stock dated February 26, 2004 (warrant # 2003-3) (Incorporated by reference to Exhibit 4.7 of our Annual Report on Form 10-KSB (Commission File No. 000-33439) for the year ended December 31, 2003)

4.3 (a)	Warrants to Purchase Common Stock issued to Trident Growth Fund, LP (warrant # 2003-1) (Incorporated by reference to Exhibit 4.8 of our Annual Report on Form 10-KSB (Commission File No. 000-33439) for the year ended December 31, 2003)

4.3 (b)	First Amendment to Warrants to Purchase Common Stock dated July 29, 2003 (warrant #2003-1) (Incorporated by reference to Exhibit 4.8 of our Annual Report on Form 10-KSB (Commission File No. 000-33439) for the year ended December 31, 2003)

4.3 (c)	Second Amendment to Warrants to Purchase Common Stock dated February 26, 2004 (warrant # 2003-1) (Incorporated by reference to Exhibit 4.8 of our Annual Report on Form 10-KSB (Commission File No. 000-33439) for the year ended December 31, 2003)

4.4	Warrant to Purchase 25,000 Shares of Common Stock issued to Trident Growth Fund, L.P. (Incorporated by reference to Exhibit 10.11 of our Annual Report on Form 10-KSB (Commission File No. 000-33439) for the Year Ended December 31, 2002).

4.5	Indenture, dated as of January 20, 2005, between Endeavour International Corporation and Wells Fargo Bank, National Association, as Trustee, relating to the 6.00% Convertible Senior Notes due 2012 (Incorporated by reference to our Exhibit 4.1 to our Current Report on Form 8-K (Commission File No. 001-32212) filed on January 24, 2005.)

4.6	Registration Rights Agreement dated as of January 20, 2005, among Endeavour International Corporation and J.P. Morgan Securities Inc. and Sanders Morris Harris Inc., as Placement Agents (Incorporated by reference to our Exhibit 4.2 to our Current Report on Form 8-K (Commission File No. 001-32212) filed on January 24, 2005.)

4.7 (a)	Debt agreement between OER oil AS and Handelsbanken (Incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K (Commission File No. 001-32212) filed on November 30, 2004.)

Exhibit	Description
4.7 (b)	Amendment to debt agreement between OER oil AS and Handelsbanken (Incorporated by reference to Exhibit 10.2 to our Current Report on Form 8-K (Commission File No. 001-32212) filed on November 30, 2004.)

4.8 (a)	$225,000,000 Secured Revolving Loan and Letter of Credit Facility Agreement (Incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K (Commission File No. 001-32212) filed on November 6, 2006.)

4.8 (b) *	Waiver and consent to $225,000,000 Secured Revolving Loan and Letter of Credit Facility Agreement.

4.9 (a)	Second Lien Credit and Guarantee Agreement (Incorporated by reference to Exhibit 10.2 to our Current Report on Form 8-K/A (Commission File No. 001-32212) filed on November 7, 2006.)

4.9 (b) *	Amendment to Second Lien Credit and Guarantee Agreement.

10.1	Form of Amended and Restated Option to Purchase 100,000 Shares of Common Stock dated August 8, 2003, between Endeavour and each of Stephen P. Harrington, Humbert B. Powell, III, Gary Krupp, Thomas M. Curran and John B. Connally III (Incorporated by reference to Exhibit 10.25 of our Quarterly Report on Form 10-QSB (Commission File No. 000-33439) for the quarter ended June 30, 2003).

10.2 (a)	Option to Purchase 200,000 shares of Common Stock issued to Joseph M. Fioravanti (Incorporated by reference to Exhibit 10.26 of our Quarterly Report on Form 10-QSB (Commission File No. 000-33439) for the quarter ended June 30, 2003.)

10.2 (b)	Amendment to Option to Purchase Common Stock dated February 26, 2004 between Endeavour and Joseph M. Fiorvanti (Incorporated by reference to Exhibit 10.7 of our Annual Report on Form 10-KSB (Commission File No. 000-33439) for the year ended December 31, 2003.)

10.3	Form of Amendment to Amended and Restated Option to Purchase Common Stock dated February 26, 2004, executed by each of Stephen P. Harrington, Humbert B. Powell, III Gary Krupp, Thomas M. Curran and John B. Connally. (Incorporated by reference to Exhibit 10.8 of our Annual Report on Form 10-KSB (Commission File No. 000-33439) for the year ended December 31, 2003)

10.4	Form of Common Stock Purchase Warrant dated October 18, 2002 issued to Michael Marcus and Amendment to Common Stock Purchase Warrant issued to Michael Marcus. (Incorporated by reference to Exhibit 10.20 of our Annual Report on Form 10-KSB (Commission File No. 000-33439) for the year ended December 31, 2003)

10.5	Purchase and Sale Agreement by and between Continental Southern Resources, Inc. and CSOR Preferred Liquidation, LLC, dated February 26, 2004. (Incorporated by reference to Exhibit 10.21 of our Annual Report on Form 10-KSB (Commission File No. 000-33439) for the year ended December 31, 2003)

10.6 (a)	Stock Acquisition Agreement dated as of December 16, 2003 between Continental Southern Resources, Inc. and Ram Trading, Ltd. (Incorporated by reference to Exhibit 99.6 of the Schedule 13D (Commission File No. 005-62401) filed on March 9, 2004 by Ram Trading, Ltd. et al)

Exhibit	Description
10.6(b)	Amendment to Stock Acquisition Agreement dated as of December 30, 2003 by and between Ram Trading, Ltd. and Continental Southern Resources, Inc. (Incorporated by reference to Exhibit 99.7 of the Schedule 13D (Commission File No. 005-62401) filed on March 9, 2004 by Ram Trading, Ltd. et al)

10.7	Common Stock Purchase Warrant dated February 26, 2004 issued to Sanders Morris Harris Inc. in connection with the private placement of 25,000,000 shares of the Endeavour’s common stock. (Incorporated by reference to Exhibit 10.24 of our Annual Report on Form 10-KSB (Commission File No. 000-33439) for the year ended December 31, 2003)

10.8	Form of Securities Purchase Agreement, dated February 4, 2004, by and between Continental Southern Resources, Inc. and certain purchasers pursuant to a private placement of 125,000 shares of Endeavour’s common stock. (Incorporated by reference to Exhibit 10.25 of our Annual Report on Form 10-KSB (Commission File No. 000-33439) for the year ended December 31, 2003)

10.9	Registration Rights Agreement dated as of February 26, 2004 pursuant to the private placement of 25,000,000 shares of the Endeavour’s common stock. (Incorporated by reference to Exhibit 10.26 of our Annual Report on Form 10-KSB (Commission File No. 000-33439) for the year ended December 31, 2003)

10.10	Piggyback Registration Rights Agreement dated as of February 26, 2004 between Endeavour and certain purchasers. (Incorporated by reference to Exhibit 99.2 of the Schedule 13D (Commission File No. 005-62401) filed on March 9, 2004 by Ram Trading, Ltd. et al).

10.11	Interest Purchase Agreement dated February 26, 2004 by and between Continental Southern Resources, Inc. and Knox Gas, LLC. (Incorporated by reference to Exhibit 10.28 of our Annual Report on Form 10-KSB (Commission File No. 000-33439) for the year ended December 31, 2003)

10.12	Interest Pledge Agreement, dated February 26, 2004, by and among Knox Gas, LLC and Continental Southern Resources, Inc. (Incorporated by reference to Exhibit 10.29 of our Annual Report on Form 10-KSB (Commission File No. 000-33439) for the year ended December 31, 2003)

10.13	Secured Promissory Note dated February 26, 2004, made by Knox Gas, LLC in favor of Continental Southern Resources, Inc. (Incorporated by reference to Exhibit 10.30 of our Annual Report on Form 10-KSB (Commission File No. 000-33439) for the year ended December 31, 2003)

10.14	Form of Lock Up Agreement executed by each of the current executive officers of Endeavour and PGS Exploration (UK) Limited. (Incorporated by reference to Exhibit 10.34 of our Annual Report on Form 10-KSB (Commission File No. 000-33439) for the year ended December 31, 2003)

10.15	Form of Lock-up Agreement executed by certain of Endeavour’s stockholders. (Incorporated by reference to Exhibit 10.35 of our Annual Report on Form 10-KSB (Commission File No. 000-33439) for the year ended December 31, 2003)

†10.16	2004 Incentive Plan, effective February 26, 2004. (Incorporated by reference to Exhibit 10.36 of our Annual Report on Form 10-KSB (Commission File No. 000-33439) for the year ended December 31, 2003)

Exhibit	Description
†10.17(a)	Employment Agreement dated February 26, 2004 by and between Continental Southern Resources, Inc. and William L. Transier. (Incorporated by reference to Exhibit 10.37 of our Annual Report on Form 10-KSB (Commission File No. 000-33439) for the year ended December 31, 2003)

†10.17(b)	Amendment to employment agreement dated October 9, 2006 by and between Endeavour International Corporation and William L. Transier 2005 (Incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K (Commission File No. 001-32212) filed on October 10, 2006.)

†10.18	Employment Agreement dated February 26, 2004 by and between Continental Southern Resources, Inc. and John N. Seitz. (Incorporated by reference to Exhibit 10.38 of our Annual Report on Form 10-KSB (Commission File No. 000-33439) for the year ended December 31, 2003)

†10.19	Form of Restricted Stock Award Agreement. (Incorporated by reference to Exhibit 10.39 of our Annual Report on Form 10-KSB (Commission File No. 000-33439) for the year ended December 31, 2003)

10.20 (a)	Agreement between PGS Exploration (UK) Limited and NSNV, Inc. as Licensee. (Portions of this exhibit have been omitted pursuant to a request for confidential treatment.) (Incorporated by reference to Exhibit 10.1 for our Quarterly Report on Form 10-Q (Commission File No. 000-33439) for the quarter ended March 31, 2004.)

10.20 (b)	Appendix No. 1 to License Agreement No. 2004-85 between PGS Exploration (UK) Ltd. and Endeavour Operating Corporation, dated January 10, 2005 (Incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K (Commission File No. 001-32212) filed on January 11, 2005.)

10.21	Share Sale and Purchase Agreement between Lundin Petroleum B.V. and Endeavour Energy Norge AS dated October 12, 2004 (Incorporated by reference to Exhibit 2.1 to our Current Report on Form 8-K (Commission File No. 001-32212) filed on October 14, 2004.)

10.22	Form of Conditional Offer to Buy Shares of Stock to the Minority Stockholders of OER oil AS (Incorporated by reference to Exhibit 2.1 to our Current Report on Form 8-K (Commission File No. 001-32212) filed on November 15, 2004.)

†10.23	Form of Nonstatutory Stock Option Agreement between Endeavour International Corporation and William L. Transier, John N. Seitz, Michael D. Cochran, Bruce H. Stover, H. Don Teague and Robert L. Thompson, individually (Incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K (Commission File No. 001-32212) on January 5, 2005.)

†10.24	Form of One-Year Restricted Stock Agreement between Endeavour International Corporation and William L. Transier, John N. Seitz, Michael D. Cochran, Bruce H. Stover, H. Don Teague and Robert L. Thompson, individually (Incorporated by reference to Exhibit 10.2 to our Current Report on Form 8-K (Commission File No. 001-32212) on January 5, 2005.)

†10.25	Form of Three-Year Restricted Stock Agreement between Endeavour International Corporation and William L. Transier, John N. Seitz, Michael D. Cochran, Bruce H. Stover, H. Don Teague and Robert L. Thompson, individually (Incorporated by reference to Exhibit 10.3 to our Current Report on Form 8-K (Commission File No. 001-32212) on January 5, 2005.)

Exhibit	Description
†10.26	Form of Stock Grant Agreement between Endeavour International Corporation and William L. Transier, John N. Seitz, Michael D. Cochran, Bruce H. Stover, H. Don Teague and Robert L. Thompson, individually (Incorporated by reference to Exhibit 10.4 to our Current Report on Form 8-K (Commission File No. 001-32212) filed on January 5, 2005.)

10.27	License Agreement No. 2004-85 between PGS Exploration (UK) Ltd. and Endeavour Operating Corporation, dated December 21, 2004 (Incorporated by reference to Exhibit 10.2 to our Current Report on Form 8-K (Commission File No. 001-32212) filed on January 11, 2005.)

†10.28	Restricted Stock Award Agreement between Endeavour International Corporation and Lance Gilliland dated effective August 26, 2005 (Incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K (Commission File No. 001-32212) filed on September 19, 2005.)

†10.29	Nonstatutory Stock Option Agreement between Endeavour International Corporation and Lance Gilliland dated effective August 26, 2005 (Incorporated by reference to Exhibit 10.2 to our Current Report on Form 8-K (Commission File No. 001-32212) filed on September 19, 2005.)

10.30	Agreement for Sale and Purchase of Interest dated 8th December 2005 between Petro-Canada UK Limited and Endeavour Energy UK Limited (Incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K (Commission File No. 001-32212) on December 13, 2005.)

10.31	Agreement for the Sale and Purchase of 94.77% Interest in PHT Partners, L.P. dated April 22, 2005 (Incorporated by reference to Exhibit 2.1 to our Current Report on Form 8-K (Commission File No. 001-32212) on April 27, 2005.)

10.32	Put and Call Option Agreement between Paladin Resources Limited, Endeavour Energy UK Limited and Endeavour International Corporation, dated May 26, 2006 (Incorporated by reference to Exhibit 2.1 to our Current Report on Form 8-K (Commission File No. 001-32212) on June 2, 2006.)

10.33	Hive-In Agreement between Talisman Energy (UK) Limited, Talisman Energy Alpha Limited, Talisman North Sea Limited, Talisman Oil Trading Limited and Talisman Expro Limited, dated May 26, 2006. (Incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K (Commission File No. 001-32212) on June 2, 2006.)

10.34	Hive-Out Agreement between Talisman Expro Limited and Paladin Resources (Montrose) Limited, dated May 26, 2006 (Incorporated by reference to Exhibit 10.2 to our Current Report on Form 8-K (Commission File No. 001-32212) on June 2, 2006.)

10.35	Hive-Out Agreement between Talisman Expro Limited and Talisman Petroleum Ltd., dated May 26, 2006 (Incorporated by reference to Exhibit 10.3 to our Current Report on Form 8-K (Commission File No. 001-32212) on June 2, 2006.)

10.36	Hive-Out Agreement between Talisman Expro Limited and Talisman Oil Trading Limited, dated May 26, 2006 (Incorporated by reference to Exhibit 10.4 to our Current Report on Form 8-K (Commission File No. 001-32212) on June 2, 2006.)

10.37	Hive-Out Agreement between Talisman Expro Limited and Talisman North Sea Limited, dated May 26, 2006 (Incorporated by reference to Exhibit 10.5 to our Current Report on Form 8-K (Commission File No. 001-32212) on June 2, 2006.)

Exhibit	Description
10.38	Hive-Out Agreement between Talisman Expro Limited and Talisman Energy (UK) Limited, dated May 26, 2006 (Incorporated by reference to Exhibit 10.6 to our Current Report on Form 8-K (Commission File No. 001-32212) on June 2, 2006.)

10.39	Underwriting Agreement, dated October 19, 2006, by and among Endeavour International Corporation and J.P. Morgan Securities Inc. and Credit Suisse Securities (USA) LLC, as representatives of the several underwriters named in Schedule I thereto 2006 (Incorporated by reference to Exhibit 1.1 to our Current Report on Form 8-K (Commission File No. 001-32212) on October 25, 2006.)

10.40	Subscription and Registration Rights Agreement, dated October 19, 2006, by and among Endeavour International Corporation and the Investors party thereto (Incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K (Commission File No. 001-32212) on October 25, 2006.)

10.41	Consulting agreement dated October 9, 2006 by and between Endeavour International Corporation and John N. Seitz (Incorporated by reference to Exhibit 10.2 to our Current Report on Form 8-K (Commission File No. 001-32212) on October 10, 2006.)

14.1	Code of Ethics of Endeavour International Corporation. (Incorporated by reference to Exhibit 14.1 of our Annual Report on Form 10-KSB (Commission File No. 000-33439) for the year ended December 31, 2003)

*21.1	List of Subsidiaries.

*23.1	Consent of Independent Registered Public Accounting Firm — KPMG LLP.

*23.2	Consent of Independent Reserve Engineers — Netherland, Sewell & Associates, Inc.

*23.3	Consent of Independent Reserve Engineers — Gaffney, Cline & Associates Ltd.

*31.1	Certification of William L. Transier, Chief Executive Officer, pursuant to Rule 13a-14(a) of the Securities and Exchange Act of 1934, as amended.

*31.2	Certification of Lance Gilliland, Chief Financial Officer, pursuant to Rule 13a-14(a) of the Securities and Exchange Act of 1934, as amended.

*31.3	Certification of Robert L. Thompson, Chief Accounting Officer, pursuant to Rule 13a-14(a) of the Securities and Exchange Act of 1934, as amended.

*32.1	Certification of William L. Transier, Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*32.2	Certification of Lance Gilliland, Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*32.3	Certification of Robert L. Thompson, Chief Accounting Officer, pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed herewith.

†	Identifies management contracts and compensatory plans or arrangements.