Form 10-Q
period 2007-03-31
ENDEAVOUR INTERNATIONAL CORP
filed 2007-05-10
CIK 1112412

United States
Securities and Exchange Commission
Washington, D.C. 20549
Form 10-Q
(Mark One)

☑	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the Quarterly Period Ended March 31, 2007
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
Large accelerated filer ☐ Accelerated filer ☑ Non-accelerated filer ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☑ No
As of May 7 2007, 120,744,857 shares of the registrant’s common stock were outstanding.

Endeavour International Corporation

Item 1: Financial Statements
Endeavour International Corporation
Condensed Consolidated Balance Sheets
(Unaudited)
(Amounts in thousands, except share data)

	March 31,	December 31,
	2007	2006

Assets
Current Assets:
Cash and cash equivalents	$23,157	$39,814
Restricted cash	21,963	1,867
Accounts receivable	35,583	61,104
Prepaid expenses and other current assets	18,450	25,783

Total Current Assets	99,153	128,568

Property and Equipment, Net	314,460	319,315
Goodwill	291,752	291,752
Other Assets	25,341	34,835

Total Assets	$730,706	$774,470

Liabilities and Stockholders’ Equity
Current Liabilities:
Accounts payable	$30,779	$36,928
Current maturities of debt	—	2,410
Accrued expenses and other	34,222	41,799

Total Current Liabilities	65,001	81,137

Long-Term Debt	276,250	303,840
Deferred Taxes	115,389	115,155
Other Liabilities	35,093	32,510

Total Liabilities	491,733	532,642

Commitments and Contingencies

Series C Convertible Preferred Stock (Liquidation preference: $127,788)	124,585	125,000

Stockholders’ Equity:
Series B Preferred stock (Liquidation preference: $2,655)	—	—
Common stock; shares issued and outstanding — 120,708,683 at 2007 and 118,577,369 shares at 2006	121	119
Additional paid-in capital	230,739	226,988
Accumulated other comprehensive loss	(206)	—
Accumulated deficit	(116,266)	(110,279)

Total Stockholders’ Equity	114,388	116,828

Total Liabilities and Stockholders’ Equity	$730,706	$774,470

See accompanying notes to condensed consolidated financial statements.

Endeavour International Corporation
Condensed Consolidated Statement of Operations
(Unaudited)
(Amounts in thousands, except per share data)

	Three Months Ended March 31,

	2007	2006

Revenues	$42,790	$8,476

Cost of Operations:
Operating expenses	10,711	2,145
Depreciation, depletion and amortization	19,213	2,296
Impairment of oil and gas properties	—	849
General and administrative	5,367	5,451

Total Expenses	35,291	10,741

Income (Loss) From Operations	7,499	(2,265)

Other Income (Expense):
Commodity derivatives:
Realized gains	11,072	—
Unrealized losses	(15,696)	—
Interest income	604	621
Interest expense	(4,773)	(1,163)
Other	(559)	(249)

Total Other Expense	(9,352)	(791)

Loss Before Income Taxes	(1,853)	(3,056)
Income Tax Expense	1,290	3,843

Net Loss	(3,143)	(6,899)
Preferred Stock Dividends	2,844	39

Net Loss to Common Stockholders	$(5,987)	$(6,938)

Basic and Diluted Loss per Common Share	$(0.05)	$(0.09)

Weighted Average Number of Common Shares Outstanding — Basic and Diluted	120,304	78,334

See accompanying notes to condensed consolidated financial statements.

Endeavour International Corporation
Condensed Consolidated Statement of Cash Flows
(Unaudited)
(Amounts in thousands)

	Three Months Ended March 31,

	2007	2006

Cash Flows from Operating Activities:
Net loss	$(3,143)	$(6,899)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation, depletion and amortization	19,213	2,296
Impairment of oil and gas properties	—	849
Deferred tax expense	261	3,031
Unrealized loss on commodity derivatives	15,696	—
Amortization of non-cash compensation	1,884	2,832
Other	442	172
Changes in assets and liabilities:
Decrease in receivables	25,427	263
Increase (decrease) in other current assets	2,829	(909)
Decrease in accounts payable and accrued expenses	(16,298)	(15,058)

Net Cash Provided by (Used in) Operating Activities	46,311	(13,423)

Cash Flows From Investing Activities:
Capital expenditures	(13,480)	(10,299)
(Increase) decrease in restricted cash	(20,096)	2,873

Net Cash Used in Investing Activities	(33,576)	(7,426)

Cash Flows From Financing Activities:
Repayments of borrowings	(30,000)	—
Other financing	(110)	—

Net Cash Used in Financing Activities	(30,110)	—

Net Decrease in Cash and Cash Equivalents	(17,375)	(20,849)
Effect of Foreign Currency Changes on Cash	718	1,079
Cash and Cash Equivalents, Beginning of Period	39,814	76,127

Cash and Cash Equivalents, End of Period	$23,157	$56,357

See accompanying notes to condensed consolidated financial statements.

Endeavour International Corporation
Notes to Condensed Consolidated Financial Statements
(Unaudited)
Note 1 — Summary of Significant Accounting Policies
General
Endeavour International Corporation (a Nevada corporation formed in 2000) is an independent oil and gas company engaged in the acquisition, exploration and development of energy reserves. Our goal is to become a leading upstream company with an exploration focus primarily in the North Sea. We strive to achieve this position through acquisitions, licensing rounds and exploration drilling.
As used in these Notes to Condensed Consolidated Financial Statements, the terms “Company”, “Endeavour”, “we”, “us”, “our” and similar terms refer to Endeavour International Corporation and, unless the context indicates otherwise, its consolidated subsidiaries. The accompanying consolidated financial statements of Endeavour should be read in conjunction with the consolidated financial statements and notes included in our Annual Report on Form 10—K for the year ended December 31, 2006.
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
The common shares potentially issuable arising from these instruments, which were outstanding during the periods presented in the financial statements, consisted of:

(Amounts in thousands)	March 31,
	2007	2006

Options and stock-based compensation	139	1,131
Warrants	60	862
Convertible debt	16,185	16,185
Convertible preferred stock	50,000	—

Common shares potentially issuable	66,384	18,178

New Accounting Developments
In July 2006, the FASB issued a new standard that seeks to reduce the diversity in practice associated with certain aspects of measurement and recognition in accounting for income taxes. This new standard also provides guidance on classification, derecognition, interest and penalties, and accounting in interim periods and also requires expanded disclosure with respect to the uncertainty in income taxes. The standard is effective for us as of the beginning of 2007. The cumulative effect, if any, of applying this standard is to be reported as an adjustment to the opening balance of retained earnings. Our adoption of this standard on January 1, 2007 did not have a material effect.
Note 2 — Stock-Based Compensation Arrangements
We grant restricted stock and stock options, including notional restricted stock and options, to employees and directors as incentive compensation. The notional restricted stock and options may be settled in cash or stock upon vesting, at our option, however it has been our practice to settle in stock. The restricted stock and options generally vest over three years and the options have a five year expiration. The vesting of these shares and options is dependent upon the continued service of the grantees to Endeavour. Upon the occurrence of a change in control, each share of restricted stock and stock option outstanding on the date on which the change in control occurs will immediately become vested. For the first quarter of 2007, we included non-cash stock-based compensation of $1.4 million and $0.5 million in general and administrative

Endeavour International Corporation
Notes to Condensed Consolidated Financial Statements
(Unaudited)
expenses and capitalized general and administrative expenses, respectively. For the first quarter of 2006, we included non-cash stock-based compensation of $2.0 million and $0.8 million in general and administrative expenses and capitalized general and administrative expenses, respectively. At March 31, 2007, total compensation costs related to nonvested awards not yet recognized was approximately $12.3 million and is expected to be recognized over a weighted average period of less than two years.
Stock Options
The fair value of each option award is estimated on the date of grant using the Black-Scholes option-pricing model. Expected volatility is based on an average of historical Endeavour volatility and volatility of our peer companies where there is a lack of relevant Endeavour volatility information for the length of the expected term. The expected term is the average of the vesting date and the expiration of the option. We use historical data to estimate option exercises and employee terminations within the valuation model. The risk-free rate for the expected term is the yield on the comparable term U.S. treasury security at the time of grant.
The estimated fair value of each option granted was calculated using the Black-Scholes Method. The following table summarizes the weighted average of the assumptions used in the method.

	2007	2006

Risk free rate	4.7%	4.3%
Expected years until exercise	4	4
Expected stock volatility	43%	38%
Dividend yield	—	—

Information relating to stock options, including notional stock options, is summarized as follows:

	Number of	Weighted Average	Weighted Average
	Shares Underlying	Exercise Price per	Contractual Life in	Aggregate Intrinsic
(Amounts in thousands, except per share data)	Options	Share	Years	Value

Balance outstanding — January 1, 2007	5,404	$3.19
Granted	25	$2.20
Forfeited	(38)	$4.00

Balance outstanding — March 31, 2007	5,391	$3.18	—	$37

Currently exercisable — March 31, 2007	3,466	$2.79	—	$37

The weighted average grant-date fair value of options granted during 2007 was $0.87 per option.

Endeavour International Corporation
Notes to Condensed Consolidated Financial Statements
(Unaudited)
We apply the fair value method in accounting for share-based grants to non-employees using the Black-Scholes option-pricing model.
Restricted Stock
At March 31, 2007, our employees and directors held 4.3 million restricted shares of our common stock that vest over the service period of up to three years. The restricted stock awards were valued based on the closing price of our common stock on the measurement date, typically the date of grant, and compensation expense is recorded on a straight-line basis over the restricted share vesting period.
Status of the restricted shares as of March 31, 2007 and the changes during the three months ended March 31, 2007 is presented below:

		Weighted Average
	Number of	Grant Date Fair
(Amounts in thousands, except per share data)	Shares	Value per Share

Balance outstanding — December 31, 2006	4,414	$3.76
Granted	1,430	$2.24
Vested	(1,513)	$3.68
Forfeited	(48)	$3.85

Balance outstanding — March 31, 2007	4,282	$3.28

Total fair value of shares vesting during the period	$5,258

Note 3 — Acquisitions and Dispositions
Acquisition of Talisman Expro Limited
On November 1, 2006, we completed the acquisition of all of the outstanding shares of Talisman Expro Limited for $366 million, after purchase price adjustments and expenses (the “Talisman Acquisition”). As a result of the Talisman Acquisition, we acquired interests in certain fields in the United Kingdom sector of the North Sea.

Endeavour International Corporation
Notes to Condensed Consolidated Financial Statements
(Unaudited)
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
The following table sets forth unaudited pro forma condensed combined financial and operating data which are presented to give effect to the Talisman Acquisition as if it had occurred as of January 1, 2006. The information does not purport to be indicative of actual results or of future results.

Pro Forma
Three Months Ended
(Amounts in thousands, except per share data)	March 31, 2006

Revenues	$56,722
Net income to common stockholders	5,705
Net income per share — basic and diluted	0.05

Endeavour International Corporation
Notes to Condensed Consolidated Financial Statements
(Unaudited)
Note 4 — Debt Obligations
Our debt consisted of the following at the indicated dates:

	March 31,	December 31,

(Amounts in thousands)	2007	2006

Senior notes, 6% fixed rate, due 2012	$81,250	$81,250
Senior bank facility, variable rate, due 2011	120,000	150,000
Second lien term loan, variable rate, due 2011	75,000	75,000

	276,250	306,250
Less: current maturities	—	(2,410)

Long-term debt	$276,250	$303,840

Standby letters of credit outstanding for abandonment liabilities	$40,582	$40,376

Additional information concerning variable interest rates paid
The range of interest rates paid on our variable rate debt obligations during the three months ending March 31, 2007 are shown in the following table:

Range of
Interest Rates
(Amounts in thousands, except per share data)	Paid

Senior bank facility	6.62% to 6.66%
Second lien term loan	12.36% to 12.37%
There have been no significant changes in the terms of our debt obligations since those reported in our annual report on Form 10-K for the year ended December 31, 2006.
During the first quarter of 2007, we entered into an interest rate swap for a notional amount of $37.5 million whereby we pay a fixed rate of 5.05% and receive LIBOR.

Endeavour International Corporation
Notes to Condensed Consolidated Financial Statements
(Unaudited)
Note 5 — Property and Equipment
Property and equipment included the following:

	March 31,	December 31,
(Amounts in thousands)	2007	2006

Oil and gas properties under the full cost method:
Subject to amortization	$227,544	$219,114
Not subject to amortization:
Acquired in 2007	8,492	—
Acquired in 2006	115,786	117,281
Acquired in 2005	15,108	15,108
Acquired in 2004	14,602	16,797

	381,532	368,300

Other oil and gas assets	4,875	4,875

Computers, furniture and fixtures	2,189	1,940

Total property and equipment	388,596	375,115

Accumulated depreciation, depletion and amortization	(74,136)	(55,800)

Net property and equipment	$314,460	$319,315

The costs not subject to amortization relate to unproved properties and properties being made ready to be placed in service which are excluded from amortized capital costs until it is determined whether or not proved reserves can be assigned to such properties. We capitalized $2.0 million and $0.2 million in interest related to exploration activities for the quarters ended March 31, 2007 and 2006, respectively. We capitalized $2.2 million and $2.8 million in certain employee costs directly related to exploration activities for the quarters ended March 31, 2007 and 2006, respectively. For the quarter ended March 31, 2007 and 2006, we included approximately $0.5 million and $0.8 million, respectively, of stock-based compensation in capitalized G&A in property and equipment.
Note 6 — Derivative Instruments
During 2006, we had an oil commodity swap that was accounted for as a hedge where we paid market IPE Brent and received a fixed price. For the first quarter of 2006, we realized $1.1 million as a reduction to revenue related to settlements for this contract.
In connection with the Talisman Acquisition, we entered into various oil and gas derivative instruments to stabilize cash flows from the assets to be acquired. Hedge accounting has not

Endeavour International Corporation
Notes to Condensed Consolidated Financial Statements
(Unaudited)
been elected for these instruments and during the first quarter of 2007, we recorded $15.7 million in other income (expense) related to the net unrealized gains losses for these contracts. In addition, we realized $11.1 million in gains on the settlement of contracts which closed during the first quarter of 2007. The fair market value of these derivative instruments is included in our balance sheet as follows: $13.9 million in prepaid expenses and other current assets, $14.9 million in other long-term assets, $1.2 million in other current liabilities and $1.0 million in other long-term liabilities.
At March 31, 2007, we had the following derivative instruments outstanding that are not accounted for as hedges:

	Remainder				Estimated Fair
	of			Average	Value Asset
	2007	2008	2009	2010 — 2011	(in thousands)
Oil:
Fixed Price Swap (Mbbl) — Platt’s Dated Brent	833	907	697	530	$2,235
Weighted Average Price ($/Barrel)	$69.07	$68.87	$69.08	$67.30

Gas:
Fixed Price Swap (MMcf) — Heren National Balancing Point (1)	1,931	2,676	1,387	829	$24,324
Weighted Average Price (£/Mcf)	£5.35	£5.81	£5.59	£5.28

(1)	Gas derivative contracts are designated in therms and have been converted to Mcf at a rate of 10 therm to 1 Mcf. The exchange rate at March 31, 2007 was $1.97 to £1.00.
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

Endeavour International Corporation
Notes to Condensed Consolidated Financial Statements
(Unaudited)
Two derivatives are associated with the redemption and corporate control features of the 125,000 shares of our Series C Preferred stock. One pertains to the Change of Control payment feature, effective upon a change in corporate control; the other pertains to a mandatory redemption feature that is effective at the tenth anniversary of the stock designation. The fair market value of these derivatives is $0.4 million.
Note 7 — Supplemental Cash Flow Information
Cash paid during the period for interest and income taxes was as follows:

(Amounts in thousands)	Quarter Ended March 31,
	2007	2006

Interest paid	$6,808	$2,438

Income taxes paid	$2,050	$—

Note 8 — Comprehensive Loss
Excluding net loss, our source of comprehensive loss is from the net unrealized loss on derivative instruments and marketable securities, which are classified as available-for-sale. The following summarizes the components of comprehensive loss:

Endeavour International Corporation
Notes to Condensed Consolidated Financial Statements
(Unaudited)

(Amounts in thousands)	Quarter Ended March 31,

	2007	2006

Net loss	$(3,143)	$(6,899)

Unrealized loss on commodity derivative instruments, net of tax of none and $0.6 million, respectively	—	(933)
Unrealized loss on interest rate swap derivative instrument, net of tax of none and none million, respectively	(170)	—
Unrealized gain (loss) on marketable securities	(36)	360
Reclassification adjustment for loss realized in net loss above	—	950

Net impact on comprehensive loss	(206)	377

Comprehensive loss	$(3,349)	$(6,522)

Note 9 — Commitments and Contingencies
Rig Commitments
In 2006, we joined with several other operators in the Norwegian Continental Shelf to form a consortium that has entered into a contract for the use of a drilling rig for a three-year period beginning the second half of 2006. The agreement allows us to move forward with our exploration program in Norway and fulfill our role as an operator of Norwegian licenses. The contract commits us to 100 days (for two wells) of drilling services, conducted by the Bredford Dolphin, a semi-submersible drilling rig, for approximately $37.8 million between early 2008 and 2009.
In the second quarter of 2006, we entered into a rig commitment for 220 days over a one-year period beginning in May 2007 for the United Kingdom sector of the North Sea. The value of this contract is approximately $66 million. The arrangement with Applied Drilling Technology International, a division of GlobalSantaFe, will be for a heavy-duty harsh environment jack-up suitable for most drilling activities we will operate in 2007 and 2008. We expect to receive the rig during the second quarter of 2007 to be used to drill the Balgownie prospect.

Endeavour International Corporation
Cautionary Statement for Forward-Looking Statements
The information contained in this Quarterly Report on Form 10-Q and in other public statements by the Company and Company officers or directors includes or may contain certain forward-looking statements. The words “may,” “will,” “expect,” “anticipate,” “believe,” “continue,” “estimate,” “project,” “intend,” and similar expressions used in this Report are intended to identify forward-looking statements within the meaning of Section 27A of the U.S. Securities Act of 1933 and Section 21E of the U.S. Securities Exchange Act of 1934. You should not place undue reliance on these forward-looking statements, which speak only as of the date made. We undertake no obligation to publicly release the result of any revision of these forward-looking statements to reflect events or circumstances after the date they are made or to reflect the occurrence of unanticipated events. You should also know that such statements are not guarantees of future performance and are subject to risks, uncertainties and assumptions. These factors include, but are not limited to, those risks described in detail below and in the Company’s Annual Report on Form 10-K under the caption “Risk Factors” and other filings with the Securities and Exchange Commission. Should any of these risks or uncertainties materialize, or should any of these assumptions prove incorrect, actual results may differ materially from those included within the forward-looking statements.
Item 2: Management’s Discussion and Analysis of Financial Condition and Results of Operations
Unless the context otherwise requires, references to the “Company,” “Endeavour,” “we,” “us” or “our” mean Endeavour International Corporation or any of our consolidated subsidiaries or partnership interests. The following discussion should be read in conjunction with our Condensed Consolidated Financial Statements and related notes thereto included elsewhere in this Report.
General
We are an international oil and gas exploration and production company focused on the acquisition, exploration and development of energy reserves.. Since focusing our operations in the North Sea in February 2004, we have established an exploration portfolio with prospects in the United Kingdom and Norwegian sectors of the North Sea. To date, we have invested a significant amount of our resources on various development, acquisition and exploration projects. We intend to continue to allocate a significant portion of our capital to such projects.
The Acquisition
On November 1, 2006, we completed the acquisition of all of the outstanding shares of Talisman Expro Limited for $366 million, after purchase price adjustments and expenses (the “Talisman Acquisition”). As a result of the Talisman Acquisition, we acquired interests in certain producing fields in the United Kingdom sector of the North Sea and over seven million BOE of proved reserves as of the closing date. The Talisman Acquisition was financed in four parts:

Endeavour International Corporation
•	37.8 million shares of common stock in the fourth quarter of 2006 for $89 million in gross proceeds;

•	125,000 shares of Series C Convertible Preferred Stock for $125 million in gross proceeds;

•	$150 million in a borrowing base debt facility, before financing costs paid of $3.2 million; and

•	$75 million in a second lien term loan, before financing costs paid of $2.6 million.
Results of Operations
Our revenues are sensitive to changes in prices received for our products. Our production is sold at prevailing market prices which fluctuate in response to many factors that are outside of our control. Given the current tightly balanced supply-demand market, small variations in either supply or demand, or both, can have dramatic effects on prices we receive for our oil and natural gas production. While the market price received for oil and natural gas varies among geographic areas, oil trades in a worldwide market, whereas natural gas, which has a limited global transportation system, is subject to local supply and demand conditions. Consequently, price movements for all types and grades of crude oil generally move in the same direction, while natural gas price movements have historically followed local market conditions. The majority of our natural gas is sold in the UK market. UK natural gas prices are influenced by European natural gas markets, liquefied natural gas (“LNG”) supply and new Norwegian gas supply. With the advent of more LNG facilities, natural gas price movements will also become more global in nature with a likely convergence between European and North American markets.
Revenues increased from 2006 to 2007 due to the significant impact of our acquisition discussed above, partially offset by lower realized prices. For the first quarter of 2007 and 2006, we had production of 913,000 BOE and 153,000 BOE, respectively, with the increase reflecting the assets acquired in the Talisman Acquisition. The following table shows our annual average sales volumes, sales prices and average production costs. The average sales prices include gains and losses for derivative contracts we utilize to manage price risk related to our future cash flows. Production costs are costs incurred to operate and maintain our wells and related equipment and include cost of labor, well service and repair, location maintenance, power and fuel, transportation, cost of product and production related general and administrative costs.

Endeavour International Corporation

	Quarter ended March 31,

	2007	2006

Production:
Oil and condensate sales (Mbbl):
United Kingdom	397	—
Norway	131	144

Total	528	144

Gas sales (MMcf):
United Kingdom	2,259	—
Norway	54	54

Total	2,313	54

Total sales (MBOE):
United Kingdom	773	—
Norway	140	153

Total	913	153

Realized Prices:
Oil and condensate price ($ per Bbl):
Before commodity derivatives	$53.54	$61.93
Effect of commodity derivatives	$5.96	$(7.67)

Realized prices including commodity derivatives	$59.50	$54.26

Gas price ($ per Mcf):
Before commodity derivatives	$6.28	$12.14
Effect of commodity derivatives	$3.43	$—

Realized prices including commodity derivatives	$9.71	$12.14

Equivalent oil price ($ per BOE):
Before commodity derivatives	$46.85	$62.58
Effect of commodity derivatives	$12.12	$(6.86)

Realized prices including commodity derivatives	$58.97	$55.72

During 2007, we recognized $15.7 million in losses on the mark-to-market of our commodity derivatives that were not accounted for as hedges. We also realized $11.1 million in gains on the settlement of these commodity derivatives.
Operating expenses increased to $10.7 million for the first quarter of 2007 as compared to $2.1 million in the first quarter of 2006 due to the effect of the Talisman Acquisition. Operating costs per BOE decreased from $14.01 per BOE for 2006 to $11.73 per BOE for 2007 due to the full year impact of the lower operating costs per BOE for our acquired UK properties.

Endeavour International Corporation
Impairment of oil and gas properties of $0.9 million for the first quarter of 2006 represents the final abandonment and rig demobilization costs incurred on the Turriff well which was determined to be unsuccessful in the fourth quarter of 2005.
General and administrative (“G&A”) expenses decreased to $5.4 million during the first quarter of 2007 as compared to $5.5 million for the corresponding period in 2006. This decrease was driven primarily by decreases in non-cash stock-based compensation as a result of the final vesting of inducement grants given in 2004 upon the formation of Endeavour, substantially offset by increased cash compensation. Components of G&A expenses for these periods are as follows:

(Amounts in thousands)	Three Months Ended March 31,

	2007	2006

Compensation	$4,188	$3,209
Consulting, legal and accounting fees	1,400	1,111
Occupancy costs	281	223
Other expenses	(132)	609

Total gross cash G&A expenses	5,737	5,152

Non-cash stock-based compensation	1,877	3,051

Gross G&A expenses	7,614	8,203
Less: capitalized G&A expenses	(2,247)	(2,752)

Net G&A expenses	$5,367	$5,451

Interest expense increased to $4.8 million for the first quarter of 2007 as compared to $1.2 million for the corresponding period in 2006 primarily due to the issuance of additional debt during the Talisman acquisition.
Income Taxes
After the closing of our acquisition of the Enoch field and the Talisman Acquisition in the UK in 2006, our income tax expense relates primarily to operations in the UK and Norway. During 2007, we incurred taxes in all of the jurisdictions where we do business, except for the United States (U.S.). In the first quarter of 2007 and 2006, we had a loss before taxes of $2.6 million and $4.0 million, respectively, in the U.S. In the first quarter of 2007, we did not record any income tax benefits as there was no assurance that we could generate any U.S. taxable earnings, and therefore recorded a valuation allowance of the full amount of deferred tax asset generated.
During the first quarter of 2006, we incurred taxes primarily on our Norwegian operations as substantially all revenues and operating income were derived from Norway. Our Norwegian operations had income before taxes of $2.5 million for the first quarter of 2006. For other tax jurisdictions in the first quarter of 2006, we did not record any income tax benefits in the UK or

Endeavour International Corporation
U.S. as there was no assurance that we could generate any taxable earnings, and therefore recorded valuation allowances on the full amount of deferred tax assets generated.
As our deferred tax liabilities in the UK and Norway are denominated in their respective currencies, we revalue those deferred tax liabilities to the applicable foreign currency exchange rate at the end of each period. Those foreign currency gains and losses are included in income tax expense. Our tax expense included $1.2 million and $0.6 million of foreign currency (gains) losses attributable to deferred tax liability balances for the first quarter of 2007 and 2006, respectively.
Liquidity and Capital Resources
With our acquisition of interests in producing fields in the United Kingdom in 2006, we gained a production base that will generate significant cash flow to fund our future growth plans and ongoing operations for 2007.
Cash flows provided by operating activities increased to $46.3 million for the first quarter of 2007 as compared to cash used by operating activities of $13.4 million for the first quarter of 2006 primarily due to the cash flows from the assets acquired in the Talisman Acquisition and receipt of significant receivables that were accrued at December 31, 2006.
As previously discussed, we completed the Talisman Acquisition in late 2006, financed through the issuance of common stock, convertible preferred stock and debt. This acquisition significantly increased the size of our production and reserves upon closing and should also provide cash flow to support our ongoing exploration drilling program for the next several years. Annual dividends on the convertible preferred stock are expected to be $11 million, assuming we pay the dividends in stock. The debt issued in connection with the Talisman Acquisition bears interest at LIBOR plus an applicable margin. In the first quarter of 2007, we entered into an interest rate swap for a notional amount of $37.5 million whereby we pay a fixed rate of 5.05% and receive LIBOR. We expect to have cash interest expense, including the effect of the interest rate swap, of approximately $24 million annually.
Our senior bank facility is based on a borrowing base tied to our oil and gas reserves and is subject to redetermination every six months with an independent reserve report required every 12 months. The available borrowing base is $173 million, of which $120 million was outstanding at March 31, 2007. The senior bank facility also provides for issuances of letters of credit of up to an aggregate $60 million. While all letters of credit issued under the senior bank facility will reduce the total amount available for drawing under the senior bank facility, letters of credit issued to secure abandonment liabilities in respect of borrowing base assets will not reduce the amount available under the borrowing base. As of March 31, 2007, we have $40.6 million of outstanding letters of credit related to abandonment liabilities on certain of our oil and gas properties.

Endeavour International Corporation
Drilling Program
We anticipate spending approximately $92 million during 2007 to fund oil and gas exploration and development in the North Sea, of which $14 million has been spent during the first quarter 2007. An estimated $42 million will be allocated to exploration drilling activities and the remainder to data acquisition and analysis and development projects. More than two-thirds of the 2007 capital program is expected to be spent in the United Kingdom sector of the North Sea. The rest of the capital budget will be directed toward exploration and development activities in Norway. Planned capital expenditures for 2007 reflect the continuation of our exploratory drilling program and development expenditures for existing operations. We may increase or decrease our planned activities for 2007 or high grade our exploratory prospects, depending upon drilling results, potential acquisition candidates, product prices, the availability of capital resources, and other factors affecting the economic viability of such activities.
The first well in our 2007 drilling schedule, the Balgownie prospect in the Central Graben region, is expected to begin drilling in the second quarter. As the operator, we will hold a 45 percent working interest in the license after regulatory approval of a farm-out agreement with Atlantic Petroleum for a 15 percent working interest. The well will be the first of two wells to be drilled by us with the GlobalSantaFe Galaxy II jack-up rig, thereby utilizing a portion of our UK rig commitment.
The Emu prospect is scheduled to begin drilling in mid-to-late summer in the Southern Gas Basin with the Galaxy II and will test a Leman sandstone objective in close proximity to two wells that were drilled during the 1990s with gas shows. We will serve as well operator with a 25 percent working interest in the license.
In the third quarter, we, along with our partners, have committed to drill the first appraisal well at the Columbus discovery on Block 23/16f in the Central North Sea . The SEDCO 704 semi-submersible has been contracted to drill a well to the north of the discovery.
During the third quarter, we will participate in the drilling of an exploration well in Norway. We hold a 2.5 percent working interest in the NW Flank Prospect in the Haltenbanken Basin that will test the middle to lower Jurassic section in two fault blocks.
In late April, we entered into a trade arrangement with Challenger Minerals (North Sea) Limited to exchange a five percent interest in the Emu prospect on Block 48/1a in the Southern Gas Basin of the North Sea for an equal interest in the Acer prospect on Block 16/18b in the South Viking Graben area of the North Sea. Drilling in the Acer prospect well began in late March 2007. The well has been plugged and abandoned. Our net costs for the well are expected to be $3.0 million.
Rig Commitments
We have a consortium with several other operators in the Norwegian Continental Shelf that has entered into a contract for the use of a drilling rig for a three-year period beginning the second half of 2006. The agreement allows us to move forward with our exploration program in

Endeavour International Corporation
Norway and fulfill our role as an operator of Norwegian licenses. The contract commits us to 100 days (for two wells) of drilling services conducted by the Bredford Dolphin, a semi-submersible drilling rig, for approximately $37.8 million, between early 2008 and 2009. During the second quarter of 2006, we entered into a rig commitment for 220 days over a one-year period beginning in May 2007 for the United Kingdom sector of the North Sea. The value of this contact is approximately $66 million. The arrangement is with Applied Drilling Technology International, a division of GlobalSantaFe, and will be for a heavy-duty harsh environment jack-up suitable for most drilling activities we expect to operate in 2007 and 2008. We believe these rig-contracting efforts offer compelling economics and facilitate our drilling strategy.
Disclosures About Contractual Obligations and Commercial Commitments
See “Anticipated Capital Expenditures” above for a discussion of our rig commitments.
Item 4: Controls and Procedures
Evaluation of Disclosure Controls and Procedures
     As of the end of the period covered by this report, our management carried out an evaluation, with the participation of our chief executive officer (the “CEO”) and chief financial officer (“CFO”), of the effectiveness of our disclosure controls and procedures required by Rule 13a-15(b) or 15d-15(b) of the Securities Exchange Act of 1934. Based on that evaluation, the CEO and CFO believe:
(i) that our disclosure controls and procedures are designed to ensure (a) that information we are required to disclose in our reports filed or submitted under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and (b) that such information is accumulated and communicated to our management, including the CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure; and
(ii) that our disclosure controls and procedures are effective.
Changes in Internal Controls over Financial Reporting
There has been no significant change in our internal control over financial reporting during the last fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

Endeavour International Corporation
Part II. Other Information
Item 1A: Risk Factors
There have been no material changes in our risk factors since December 31, 2006. For a detailed discussion of our risk factors, please read, Item 1A “Risk Factors,” in our annual report on Form 10-K for the year ended December 31, 2006.
Item 6: Exhibits
The following exhibits are included herein:

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
Endeavour International Corporation

Date: May 9, 2007	/s/ Lance Gilliland	/s/ Robert L. Thompson

	Lance Gilliland	Robert L. Thompson
	Executive Vice President	Vice President and Chief
	and Chief Financial Officer	Accounting Officer
	(Principal Financial Officer)	(Principal Accounting Officer)

Exhibit Index

Exhibits	Description of Exhibits

3.1(a)	Amended and Restated Articles of Incorporation (Incorporated by reference to Exhibit 3.2 of our Quarterly Report on Form 10-Q (Commission File No. 001-32212) for the quarter ended June 30, 2004)
3.1(b)	Certificate of Amendment dated June 1, 2006 (Incorporated by reference to Exhibit 4.2 of our Registration Statement on Form S-3 (Commission File No. 333-139304) filed on December 13, 2006)
3.2	Amended and Restated Bylaws (Incorporated by reference to Exhibit 3.4 to our Current Report on Form 8-K (Commission File No. 001-32212) filed on November 6, 2006.)
31.1 *	Certification of William L. Transier, Chief Executive Officer, pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended.
31.2 *	Certification of Lance Gilliland, Chief Financial Officer, pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended.
32.1 *	Certification of William L. Transier, Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2 *	Certification of Lance Gilliland, Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed herewith.