Form 10-Q
period 2007-06-30
ENDEAVOUR INTERNATIONAL CORP
filed 2007-08-09
CIK 1112412

United States
Securities and Exchange Commission
Washington, D.C. 20549
Form 10-Q
(Mark One)

☑	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the Quarterly Period Ended June 30, 2007
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
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☑ Yes   ☐ No
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer” and “large accelerated filer” in Rule 12b-2 of the Exchange Act (check one): Large accelerated filer ☐ Accelerated filer ☑ Non-accelerated filer ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐  Yes   ☑ No
As of August 3, 2007, 123,641,339 shares of the registrant’s common stock were outstanding.

Endeavour International Corporation

Part I: Financial Information
Item 1: Financial Statements
Endeavour International Corporation
Condensed Consolidated Balance Sheets
(Unaudited)
(Amounts in thousands, except share data)

	June 30, 2007	December 31, 2006

Assets
Current Assets:
Cash and cash equivalents	$25,847	$39,814
Restricted cash	22,000	1,867
Accounts receivable	23,599	61,104
Prepaid expenses and other current assets	52,025	25,783

Total Current Assets	123,471	128,568

Property and Equipment, Net	328,346	319,315
Goodwill	291,752	291,752
Other Assets	24,582	34,835

Total Assets	$768,151	$774,470

Liabilities and Stockholders’ Equity
Current Liabilities:
Accounts payable	$49,223	$36,928
Current maturities of debt	17,000	2,410
Accrued expenses and other	34,771	41,799

Total Current Liabilities	100,994	81,137

Long-Term Debt	256,250	303,840
Deferred Taxes	137,278	115,155
Other Liabilities	43,686	32,510

Total Liabilities	538,208	532,642

Commitments and Contingencies

Series C Convertible Preferred Stock (Liquidation preference: $127,788)	124,603	125,000

Stockholders’ Equity:
Series B Preferred stock (Liquidation preference: $2,721)	—	—
Common stock; shares issued and outstanding — 121,720,662 at 2007 and 118,577,369 shares at 2006	122	119
Additional paid-in capital	234,413	226,988
Accumulated other comprehensive loss	120	—
Accumulated deficit	(129,315)	(110,279)

Total Stockholders’ Equity	105,340	116,828

Total Liabilities and Stockholders’ Equity	$768,151	$774,470

See accompanying notes to condensed consolidated financial statements.

Endeavour International Corporation
Condensed Consolidated Statement of Operations
(Unaudited)
(Amounts in thousands, except per share data)

	Three Months		Six Months
	Ended June 30,		Ended June 30,
	2007	2006	2007	2006

Revenues	$31,621	$7,645	$74,411	$16,121

Cost of Operations:
Operating expenses	9,728	3,011	20,438	5,156
Depreciation, depletion and amortization	15,247	2,231	34,461	4,527
Impairment of oil and gas properties	—	—	—	849
General and administrative	5,160	5,298	10,527	10,749

Total Expenses	30,135	10,540	65,426	21,281

Income (Loss) From Operations	1,486	(2,895)	8,985	(5,160)

Other Income (Expense):
Commodity derivatives:
Realized gains	3,943	—	15,015	—
Unrealized losses	(12,612)	(3,302)	(28,308)	(3,302)
Interest income	582	548	1,186	1,169
Interest expense	(4,155)	(1,179)	(8,928)	(2,343)
Other	(1,321)	(531)	(1,880)	(780)

Total Other Expense	(13,563)	(4,464)	(22,915)	(5,256)

Loss Before Income Taxes	(12,077)	(7,359)	(13,930)	(10,416)
Income Tax Expense (Benefit)	(1,873)	2,991	(582)	6,832

Net Loss	(10,204)	(10,350)	(13,348)	(17,248)
Preferred Stock Dividends	2,844	39	5,688	79

Net Loss to Common Stockholders	$(13,048)	$(10,389)	$(19,036)	$(17,327)

Basic and Diluted Loss per Common Share	$(0.11)	$(0.13)	$(0.16)	$(0.22)

Weighted Average Number of Common Shares Outstanding:
Basic and Diluted:	123,661	79,036	121,133	78,687

See accompanying notes to condensed consolidated financial statements.

Endeavour International Corporation
Condensed Consolidated Statement of Cash Flows
(Unaudited)
(Amounts in thousands)

	Six Months Ended June 30,
	2007	2006

Cash Flows from Operating Activities:
Net loss	$(13,348)	$(17,248)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation, depletion and amortization	34,461	4,527
Impairment of oil and gas properties	—	849
Deferred tax expense (benefit)	(940)	1,549
Unrealized loss on commodity derivatives	28,308	3,302
Amortization of non-cash compensation	2,735	6,038
Other	933	276
Changes in assets and liabilities:
(Increase) decrease in receivables	37,498	(1,390)
Decrease in other current assets	(16,602)	(8,698)
Increase (decrease) in accounts payable and accrued expenses	5,368	(3,123)

Net Cash Provided by (Used in) Operating Activities	78,413	(13,918)

Cash Flows From Investing Activities:
Capital expenditures	(41,707)	(21,627)
Acquisitions, net of cash acquired	—	(11,634)
(Increase) decrease in restricted cash	(20,133)	3,650

Net Cash Used in Investing Activities	(61,840)	(29,611)

Cash Flows From Financing Activities:
Repayments of borrowings	(40,000)	—
Borrowings under debt agreements	7,000	—
Proceeds from warrant and stock option exercises	—	3,210
Other financing	(157)	—

Net Cash Provided by (Used in) Financing Activities	(33,157)	3,210

Net Decrease in Cash and Cash Equivalents	(16,584)	(40,319)
Effect of Foreign Currency Changes on Cash	2,617	2,773
Cash and Cash Equivalents, Beginning of Period	39,814	76,127

Cash and Cash Equivalents, End of Period	$25,847	$38,581

See accompanying notes to condensed consolidated financial statements.

Endeavour International Corporation
Notes to Condensed Consolidated Financial Statements
(Unaudited)
Note 1 — General
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
Basis of Presentation and Use of Estimates
The accompanying unaudited financial statements have been prepared on the accrual basis of accounting in accordance with accounting principles generally accepted in the United States of America (“US GAAP”) and have been presented on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. These accounting principles require management to use estimates, judgments and assumptions that affect the reported amounts of assets and liabilities as of the date of the financial statements, and revenues and expenses during the reporting period. Management reviews its estimates, including those related to the determination of proved reserves, estimates of future dismantlement costs, income taxes and litigation. Actual results could differ from those estimates. In the opinion of management, all adjustments considered necessary for a fair presentation have been included in these financial statements.
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
The common shares potentially issuable arising from these instruments, which were outstanding during the periods presented in the financial statements, consisted of:

(Amounts in thousands)	June 30,
	2007	2006

Warrants, options and stock-based compensation	36	2,058
Convertible debt	16,185	16,185
Convertible preferred stock	50,000	—

Common shares potentially issuable	66,221	18,243

New Accounting Developments
In July 2006, the Financial Accounting Standards Board issued a new interpretation that seeks to reduce the diversity in practice associated with certain aspects of measurement and recognition in accounting for income taxes. This new interpretation also provides guidance on classification, derecognition, interest and penalties, and accounting in interim periods and also requires expanded disclosure with respect to the uncertainty in income taxes. The interpretation is effective for us as of January 1, 2007. The cumulative effect, if any, of applying this interpretation is to be reported as an adjustment to the opening balance of retained earnings. Our adoption of this standard on January 1, 2007 did not have a material effect on our financial statements.
Note 2 — Stock-Based Compensation Arrangements
We grant restricted stock and stock options, including notional restricted stock and options, to employees and directors as incentive compensation. The notional restricted stock and options may be settled in cash or stock upon vesting, at our option, however it has been our practice to settle in stock. The restricted stock and options generally vest over three years and the options have a five year expiration. The vesting of these shares and options is dependent upon the continued service of the grantees to Endeavour. Upon the occurrence of a change in control, each share of restricted stock and stock option outstanding on the date on which the change in control occurs will immediately vest. For the second quarter of 2007, we included non-cash stock-based compensation of $0.4 million and $0.5 million in general and administrative expenses and capitalized general and administrative expenses, respectively. For the second quarter of 2006, we included non-cash stock-based compensation of $2.1 million and $0.9

Endeavour International Corporation
Notes to Condensed Consolidated Financial Statements
(Unaudited)
million in general and administrative expenses and capitalized general and administrative expenses, respectively. For the six months ended June 30, 2007, we included non-cash stock —based compensation of $1.9 million and $1.1 million in general and administrative expenses and capitalized general and administrative expenses, respectively. At June 30, 2007, total compensation costs related to nonvested awards not yet recognized was approximately $10.5 million and is expected to be recognized over a weighted average period of less than two years.
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

	Six months ended June 30,
	2007	2006

Risk-free rate	4.7%	4.3%
Expected years until exercise	4	4
Expected stock volatility	42.4%	38%
Dividend yield	—	—

Information relating to stock options, including notional stock options, is summarized as follows:

		Weighted	Weighted
	Number of	Average	Average
	Shares	Exercise	Contractual	Aggregate
	Underlying	Price per	Life in	Intrinsic
(Amounts in thousands, except per share data)	Options	Share	Years	Value

Balance outstanding — January 1, 2007	5,404	$3.19
Granted	145	$2.07
Forfeited	(412)	$4.54
Expired	(7)	$4.00

Balance outstanding — June 30, 2007	5,130	$3.05	2.3	—

Currently exercisable — June 30, 2007	3,516	$2.79	1.8	—

Endeavour International Corporation
Notes to Condensed Consolidated Financial Statements
(Unaudited)
The weighted average grant-date fair value of options granted for the six months ended June 30, 2007 was $0.82 per option.
Restricted Stock
At June 30, 2007, our employees and directors held 3.9 million restricted shares of our common stock that vest over the service period of up to three years. The restricted stock awards were valued based on the closing price of our common stock on the measurement date, typically the date of grant, and compensation expense is recorded on a straight-line basis over the restricted share vesting period.
Status of the restricted shares as of June 30, 2007 and the changes during the six months ended June 30, 2007 are presented below:

		Weighted Average
	Number of	Grant Date Fair
(Amounts in thousands, except per share data)	Shares	Value per Share

Balance outstanding — January 1, 2007	4,414	$3.76
Granted	1,594	$2.19
Vested	(1,599)	$3.59
Forfeited	(545)	$4.01

Balance outstanding — June 30, 2007	3,864	$3.14

Total grant date fair value of shares vesting during the period	$5,059

Note 3 — Acquisitions and Dispositions
Acquisition of Talisman Expro Limited
On November 1, 2006, we completed the acquisition of all of the outstanding shares of Talisman Expro Limited for $366 million, after purchase price adjustments and expenses (the “Talisman Acquisition”). As a result of the Talisman Acquisition, we acquired interests in certain fields in the United Kingdom (“UK”) sector of the North Sea.

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

	Three months	Six months
(Amounts in thousands, except per share data)	ending	ending
	June 30, 2006

Revenues	$60,710	$117,432
Net income to common stockholders	(10,375)	(4,670)
Net income per share — basic and diluted	(0.09)	(0.04)

Endeavour International Corporation
Notes to Condensed Consolidated Financial Statements
(Unaudited)
Note 4 — Debt Obligations
     Our debt consisted of the following at the indicated dates:

	June 30,	December 31,
(Amounts in thousands)	2007	2006

Senior notes, 6% fixed rate, due 2012	$81,250	$81,250
Senior bank facility, variable rate, due 2011	117,000	150,000
Second lien term loan, variable rate, due 2011	75,000	75,000

	273,250	306,250

Less: current maturities	(17,000)	(2,410)

Long-term debt	$256,250	$303,840

Standby letters of credit outstanding for abandonment liabilities	$41,330	$40,376

Additional information concerning variable interest rates paid
The range of interest rates paid on our variable rate debt obligations during the six months ending June 30, 2007 are shown in the following table:

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

Endeavour International Corporation
Notes to Condensed Consolidated Financial Statements
(Unaudited)
Note 5 — Property and Equipment
Property and equipment included the following:

(Amounts in thousands)	June 30, 2007	December 31, 2006

Oil and gas properties under the full cost method:
Subject to amortization	$260,461	$219,114
Not subject to amortization:
Acquired in 2007	3,981	—
Acquired in 2006	115,089	117,281
Acquired in 2005	15,108	15,108
Acquired in 2004	15,001	16,797

	409,640	368,300

Other oil and gas assets	4,875	4,875

Computers, furniture and fixtures	2,308	1,940

Total property and equipment	416,823	375,115

Accumulated depreciation, depletion and amortization	(88,477)	(55,800)

Net property and equipment	$328,346	$319,315

The costs not subject to amortization relate to unproved properties and properties being made ready to be placed in service which are excluded from amortized capital costs until it is determined whether or not proved reserves can be assigned to such properties. We capitalized $2.0 million and $0.2 million in interest related to exploration activities for the quarters ended June 30, 2007 and 2006, respectively. For the six months ending June 30, 2007 and 2006, $4.0 million and $0.4 million, respectively, was capitalized in interest related to exploration. We capitalized $2.0 million and $2.4 million in certain employee costs directly related to exploration activities for the quarters ended June 30, 2007 and 2006, respectively. We capitalized $4.2 million and $5.1 million in certain employee costs directly related to exploration activities for the six months ended June 30, 2007 and 2006, respectively. For the quarter ended June 30, 2007 and 2006, we included approximately $0.5 million and $0.9 million, respectively, of stock-based compensation in capitalized General and Administrative (“G & A”) expenses in property and equipment.
Note 6 — Derivative Instruments
From time to time, we may utilize derivative financial instruments with respect to a portion of our oil and gas production or a portion of our variable rate debt to achieve a more predictable

Endeavour International Corporation
Notes to Condensed Consolidated Financial Statements
(Unaudited)
cash flow by reducing our exposure to price fluctuations. These transactions are likely to be swaps, collars or options and to be entered into with major financial institutions or commodities trading institutions. Derivative financial instruments are intended to reduce our exposure to declines in the market prices of crude oil and natural gas that we produce and sell, to increases in interest rates and to manage cash flows in support of our annual capital expenditure budget.
During 2006, we had an oil commodity swap that was accounted for as a hedge where we paid market (IPE Brent) and received a fixed price. For the second quarter of 2006, we realized $1.6 million as a reduction to revenue related to settlements for this contract.
In connection with the Talisman Acquisition, we entered into various oil and gas derivative instruments to stabilize cash flows from the assets and satisfy certain obligations under the financing agreements that funded the acquisition. Hedge accounting has not been elected for these instruments and during the second quarter of 2007, we recorded $12.6 million in other expense related to the net unrealized losses for these contracts. In addition, we realized $3.9 million in gains on the settlement of contracts which closed during the second quarter of 2007. The fair market value of these derivative instruments is included in our balance sheet as follows: $10.3 million in prepaid expenses and other current assets, $14.5 million in other long-term assets, $2.6 million in other current liabilities and $8.3 million in other long-term liabilities.
At June 30, 2007, we had the following derivative instruments outstanding that are not accounted for as hedges:

Endeavour International Corporation
Notes to Condensed Consolidated Financial Statements
(Unaudited)

	Remainder				Estimated Fair Value
	of				Asset (Liability)
	2007	2008	2009	Average 2010 - 2011	(in thousands)
Oil:
Fixed Price Swap (Mbbl) — Platt’s Dated Brent	555	907	697	530	$(10,852)
Weighted Average Price ($/Barrel)	$69.07	$68.87	$69.08	$67.30

Gas:
Fixed Price Swap (MMcf) — Heren National Balancing Point (1)	1,287	2,676	1,387	829	$24,800
Weighted Average Price (£/Mcf)	£5.53	£5.81	£5.58	£5.28

(1)	Gas derivative contracts are designated in therms and have been converted to Mcf at a rate of 10 therm to 1 Mcf. The exchange rate at June 30, 2007 was $2.01 to £1.00.
As of June 30, 2007, our outstanding commodity derivatives covered approximately 45% of our anticipated production for the remainder of 2007.
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

Endeavour International Corporation
Notes to Condensed Consolidated Financial Statements
(Unaudited)
Note 7 — Supplemental Cash Flow Information
Cash paid during the period for interest and income taxes was as follows:

(Amounts in thousands)	Six months ended June 30,
	2007	2006

Interest paid	$11,064	$2,438

Income taxes paid	$2,050	$3,119

Note 8 — Comprehensive Loss
Excluding net loss, our source of comprehensive loss is due to the net unrealized loss on derivative instruments and marketable securities, which are classified as available-for-sale. The following summarizes the components of comprehensive loss:

(Amounts in thousands)	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006

Net (loss)	$(10,204)	$(10,350)	$(13,348)	$(17,248)
Unrealized loss on commodity derivative instruments, net of tax	—	(1,842)	—	(2,810)
Unrealized gain on interest rate swap derivative instrument, net of tax of none and none million, respectively	381	—	211	—
Unrealized (loss) on marketable securities	(29)	(387)	(65)	(27)
Reclassification adjustment for income (loss) realized in net loss above	(26)	1,358	(26)	2,308

Net impact on comprehensive income (loss)	326	(871)	120	(529)

Comprehensive income (loss)	$(9,878)	$(11,221)	$(13,228)	$(17,777)

Endeavour International Corporation
Notes to Condensed Consolidated Financial Statements
(Unaudited)
Note 9 — Commitments and Contingencies
Rig Commitments
In 2006, we joined with several other operators in the Norwegian Continental Shelf to form a consortium that has entered into a contract for the use of a drilling rig over a multi-year period. The contract commits us to 100 days (for two wells) for drilling services by a semi-submersible drilling rig for approximately $37.8 million between mid 2008 and 2009.
In the second quarter of 2006, we entered into a rig commitment for 220 days over a one-year period beginning in May 2007 for the United Kingdom sector of the North Sea. The value of this contract is approximately $66 million. In January 2007, a $22 million escrow payment was made under the rig commitment. This escrow payment is included in “Restricted cash” on our Balance Sheet. The escrow will be released in the final two months of the commitment which we currently anticipate to be complete by mid 2008. The arrangement with Applied Drilling Technology International, a division of GlobalSantaFe, is for a heavy-duty harsh environment jack-up suitable for most drilling activities we will operate in 2007 and 2008. During the second quarter of 2007, we utilized 73 days of this rig commitment to drill the Balgownie and Emu prospects. We expect to utilize the remaining 147 days of this commitment in 2008.
Note 10 — Subsequent Events
Subsequent to June 30, 2007, we executed two natural gas collars. The first contract covers 6,000 Mcf per day from October to December 2007 with a ceiling price of £4.11 per Mcf, and a floor price of £3.75 per Mcf, thereby increasing the coverage of our outstanding commodity derivatives to approximately 50% of our anticipated production for the remainder of 2007. The second contract covers 2,500 Mcf per day from January to December 2008 with a ceiling price of £4.44 per Mcf, and a floor price of £3.50 per Mcf.

Endeavour International Corporation
Cautionary Statement for Forward-Looking Statements
The information contained in this Quarterly Report on Form 10-Q and in other public statements by Endeavour and our officers or directors includes or may contain certain forward-looking statements. The words “may,” “will,” “expect,” “anticipate,” “believe,” “continue,” “estimate,” “project,” “intend,” and similar expressions used in this Report are intended to identify forward-looking statements within the meaning of Section 27A of the U.S. Securities Act of 1933, as amended, and Section 21E of the U.S. Securities Exchange Act of 1934. You should not place undue reliance on these forward-looking statements, which speak only as of the date made. We undertake no obligation to publicly release the result of any revision of these forward-looking statements to reflect events or circumstances after the date they are made or to reflect the occurrence of unanticipated events. You should also know that such statements are not guarantees of future performance and are subject to risks, uncertainties and assumptions. These factors include, but are not limited to, those risks described in detail below and in the our Annual Report on Form 10-K for the year ended December 31, 2006, under the caption “Risk Factors” and other filings with the Securities and Exchange Commission. Should any of these risks or uncertainties materialize, or should any of these assumptions prove incorrect, actual results may differ materially from those included within the forward-looking statements.

Item 2:	Management’s Discussion and Analysis of Financial Condition and Results of Operations
Unless the context otherwise requires, references to “Endeavour,” “we,” “us” or “our” mean Endeavour International Corporation or any of our consolidated subsidiaries or partnership interests. The following discussion should be read in conjunction with our Condensed Consolidated Financial Statements and related notes thereto included elsewhere in this Report.
General
We are an international oil and gas exploration and production company focused on the acquisition, exploration and development of energy reserves. Since focusing our operations in the North Sea in February 2004, we have established an exploration portfolio with prospects in the United Kingdom and Norwegian sectors of the North Sea. To date, we have invested a significant amount of our resources on various development, acquisition and exploration projects. We intend to continue to allocate a significant portion of our capital to such projects.
The Acquisition
On November 1, 2006, we completed the Talisman Acquisition for $366 million, after purchase price adjustments and expenses. As a result of the Talisman Acquisition, we acquired interests in certain producing fields in the United Kingdom sector of the North Sea and over seven million barrels of oil equivalent (“BOE”) of proved reserves as of the closing date. The Talisman Acquisition was financed in four parts:
•	37.8 million shares of common stock in the fourth quarter of 2006 for $89 million in gross proceeds;

Endeavour International Corporation
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
For the second quarter of 2007 and 2006, we had production of 706,000 BOE and 135,169 BOE, respectively. During the six months ending June 30, 2007 and 2006, we had production of 1,619,316 BOE and 288,279 BOE, respectively. This increase reflects production resulting from the assets acquired in the Talisman Acquisition. The following table shows our average sales volumes, sales prices and average production costs for the periods presented.

Endeavour International Corporation

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2007	2006	2007	2006

Production:
Oil and condensate sales (Mbbl):
United Kingdom	224	—	621	—
Norway	124	129	255	273

Total	348	129	876	273

Gas sales (MMcf):
United Kingdom	2,091	—	4,351	—
Norway	55	38	109	92

Total	2,146	38	4,460	92

Total sales (MBOE):
United Kingdom	573	—	1,346	—
Norway	133	135	273	288

Total	706	135	1,619	288

Realized Prices:
Oil and condensate price ($ per Bbl):
Before commodity derivatives	$65.34	$69.32	$58.23	$65.42
Effect of commodity derivatives	$0.25	$(12.26)	$3.69	$(9.84)

Realized prices including commodity derivatives	$65.59	$57.06	$61.92	$55.58

Gas price ($ per Mcf):
Before commodity derivatives	$4.13	$7.73	$5.25	$10.33
Effect of commodity derivatives	$1.80	$—	$2.64	$—

Realized prices including commodity derivatives	$5.93	$7.73	$7.89	$10.33

Equivalent oil price ($ per BOE):
Before commodity derivatives	$44.79	$68.24	$45.95	$65.24
Effect of commodity derivatives	$5.59	$(11.68)	$9.27	$(9.31)

Realized prices including commodity derivatives	$50.38	$56.56	$55.22	$55.93

During the six months ending June 30, 2007, we realized $15.0 million in gains on the settlement of commodity derivatives, compared to $2.7 million in losses for the same six month period in 2006. For the six months ending June 30, 2007, we also recognized $28.3 million in losses on the mark-to-market of our commodity derivatives that were not accounted for as hedges with no gain or loss for the same period in 2006. In the second quarter of 2007, we realized $3.9 million

Endeavour International Corporation
in gains on the settlement of commodity derivatives, compared to $1.6 million in losses for the same period in 2006. In the second quarter of 2007, we also recognized $12.6 million in losses on the mark-to-market of our commodity derivatives with no gain or loss for the same period in 2006.
Operating expenses increased to $9.7 million for the second quarter of 2007 as compared to $3.0 million in the second quarter of 2006. For the six months ending June 30, 2007, operating expenses increased to $20.4 million as compared to $5.2 million for the same period in 2006. The increase was due to the effect of the Talisman Acquisition. Operating costs per BOE decreased from $22.28 per BOE in the second quarter of 2006 to $13.76 per BOE in the second quarter of 2007, and from $17.89 per BOE for the six months ending June 30, 2006 to $12.61 per BOE for the six months ending June, 30, 2007. These decreases were due to the full year impact of the lower operating costs per BOE for our acquired UK properties.
Impairment of oil and gas properties of $0.9 million for the first quarter of 2006 represents the final abandonment and rig demobilization costs incurred on the Turriff well which was determined to be unsuccessful in the fourth quarter of 2005.
G&A expenses decreased to $5.2 million during the second quarter of 2007 as compared to $5.3 million for the corresponding period in 2006. G&A expenses decreased to $10.5 million during the six months ended June 30, 2007 as compared to $10.7 million for the corresponding period in 2006. These decreases resulted from changes in non-cash stock-based compensation as a result of the final vesting of inducement grants given in 2004 upon the formation of Endeavour and current year forfeitures. The decreases were offset by increases resulting from compensation expense, legal and tax consulting fees and occupancy costs. The compensation expense increase reflects additional payroll taxes and salary expense related to increases in staffing. Occupancy costs increased due to additional rental space related to the staffing increase, while property acquisitions furthered the increase in legal and tax consulting fees. Components of G&A expenses for these periods are as follows:

	Three Months Ended		Six Months Ended
(Amounts in thousands)	June 30,		June 30,
	2007	2006	2007	2006

Compensation	$3,751	$3,275	$7,939	$6,484
Consulting, legal and accounting fees	1,730	818	3,130	1,929
Occupancy costs	445	180	725	403
Other expenses	378	508	247	1,029

Total gross cash G&A expenses	6,304	4,781	12,041	9,845

Non-cash stock-based compensation	851	2,899	2,728	6,038

Gross G&A expenses	7,155	7,680	14,769	15,883
Less: capitalized G&A expenses	(1,995)	(2,382)	(4,242)	(5,134)

Net G&A expenses	$5,160	$5,298	$10,527	$10,749

Endeavour International Corporation
Interest expense increased to $8.9 million for the six months ended June 30, 2007 as compared to $2.3 million for the corresponding period in 2006 primarily due to the issuance of additional debt during the Talisman Acquisition.
Income Taxes
The following summarizes the components of tax expense (benefit):

			The
(Amounts in thousands)	UK	Norway	Netherlands	U.S.	Total
Six Months Ended June 30, 2007
Net income (loss) before taxes	$(18,083)	$2,612	$6,040	$(4,499)	$(13,930)

Current tax expense (benefit)	2,046	(1,763)	78	(3)	358
Deferred tax expense (benefit)	(9,969)	3,856	711	—	(5,402)
Foreign currency (gains) losses on deferred tax liabilities	3,065	1,397	—	—	4,462

Total tax expense (benefit)	(4,858)	3,490	789	(3)	(582)

Net income (loss) after taxes	$(13,225)	$(878)	$5,251	$(4,496)	$(13,348)

Six Months Ended June 30, 2006
Net income (loss) before taxes	$(2,458)	$3,685	$(26)	$(11,617)	$(10,416)

Current tax expense (benefit)	—	3,432	—	—	3,432
Deferred tax expense (benefit)	—	1,566	—	(18)	1,548
Foreign currency (gains) losses on deferred tax liabilities	—	1,852	—	—	1,852

Total tax expense (benefit)	—	6,850	—	(18)	6,832

Net income (loss) after taxes	$(2,458)	$(3,165)	$(26)	$(11,599)	$(17,248)

After the closing of our acquisition of the Enoch field and the Talisman Acquisition in the UK in 2006, our income tax expense relates primarily to operations in the UK and Norway. During 2007, we incurred taxes in all of the jurisdictions where we do business, except for the United States (U.S.), whereas in 2006, we incurred taxes only on our Norwegian operations. After closing the Talisman Acquisition, we began recording tax expense (benefit) for our UK operations and removed the valuation allowances previously recorded. The change in income taxes from an expense of $6.8 million to a benefit of $0.6 million for the six months of 2006 and 2007, respectively, is primarily the result of the establishment of a tax paying position in the UK upon closing the acquisitions.
In 2007 and 2006, we have not recorded any income tax benefits in the U.S. as there was no assurance that we could generate any U.S. taxable earnings, and therefore recorded a valuation allowance of the full amount of deferred tax asset generated. In addition, we have not recorded any income tax benefits in the UK or The Netherlands during the six months ended June 30,

Endeavour International Corporation
2006 as there was no assurance that we could generate any taxable earnings, and therefore recorded valuation allowances on the full amount of deferred tax assets generated.
As our deferred tax liabilities in the UK, The Netherlands and Norway are denominated in their respective currencies, we revalue those deferred tax liabilities to the applicable foreign currency exchange rate at the end of each period. Those foreign currency gains and losses are included in income tax expense as shown above.
Liquidity and Capital Resources
With our acquisition of interests in producing fields in the United Kingdom in 2006, we gained a production base that we believe will generate significant cash flow to fund our future growth plans and ongoing operations for 2007 and 2008.
Cash flows provided by operating activities increased to $78.4 million for the six months ended June 30, 2007 as compared to cash flows used by operating activities of $13.9 million for the six months ended June 30, 2006 primarily due to the cash flows from the assets acquired in the Talisman Acquisition and receipt of significant receivables that were accrued at December 31, 2006.
As previously discussed, we completed the Talisman Acquisition in late 2006, financed through the issuance of common stock, convertible preferred stock and debt. This acquisition significantly increased the size of our production and reserves upon closing and should also provide cash flow to support our ongoing drilling programs for the next several years. Annual dividends on the convertible preferred stock are expected to be $11 million, assuming we pay the dividends in stock. The debt issued in connection with the Talisman Acquisition bears interest at LIBOR plus an applicable margin. In the first quarter of 2007, we entered into an interest rate swap for a notional amount of $37.5 million whereby we pay a fixed rate of 5.05% and receive LIBOR. We expect to have cash interest expense, including the effect of the interest rate swap, of approximately $24 million annually.
Our senior bank facility is based on a borrowing base tied to our oil and gas reserves and is subject to revision every six months with an independent reserve report required every 12 months. The available borrowing base is $173 million, of which $117 million was outstanding at June 30, 2007. The senior bank facility also provides for issuances of letters of credit of up to an aggregate $60 million. All letters of credit issued under the senior bank facility will reduce the total amount available for drawing under the senior bank facility, except for letters of credit issued to secure abandonment liabilities. As of June 30, 2007, we have $41.3 million of outstanding letters of credit related to abandonment liabilities on certain of our oil and gas properties.
2007 Outlook
With the Talisman Acquisition, we increased our production to approximately 9,000 BOE per day for the last two months of 2006 based on the number of days we owned Talisman. For the six months ending June 30, 2007, our production averaged 8,950 BOE per day. While

Endeavour International Corporation
production for the second quarter of 2007 was lower than production for the first quarter of 2007, the decrease was primarily attributable to downtime for planned maintenance activities and the timing of oil tanker liftings. We now expect full year production for 2007 to range from 9,000 to 9,400 BOE per day, reflecting the full year impact of the Talisman Acquisition and initial sales from the production from the Enoch field. While we completed the development project at the Enoch field and began initial production at the end of May, no sales were recorded in the second quarter of 2007 from this field since there was not a lifting of oil during the quarter. According to the sales method of accounting, oil revenues are recognized when production is sold to a purchaser at a fixed or determinable price, when delivery has occurred and title has transferred, and collectibility of the revenue is probable.
Oil prices continue to be impacted by supply and demand on a worldwide basis, while natural gas prices are more impacted by regional economic and weather patterns. While oil prices continue to remain strong, natural gas prices in the UK have declined significantly since year-end due primarily to warmer weather conditions and increases in the supply of natural gas available from Norway. In connection with the Talisman Acquisition, we entered into commodity derivative instruments to secure our realized prices for a portion of our oil and gas production through 2011. See Note 6 to the Consolidated Financial Statements herein for more discussion of our commodity derivative instruments.
We expect operating costs per BOE to be in the range of $12 to $13 per BOE for the remainder of 2007. Commodity prices can also affect our operating cash flow through an indirect effect on operating expenses. Significant commodity price increases, as experienced in recent years, can lead to an increase in drilling and development activities. As a result, the demand and cost for people, services, equipment and materials may also increase, causing a negative impact on our cash flow.
Drilling Program
During the second quarter of 2007, we revised our annual capital budget downward from $92 million to approximately $80 million for oil and gas exploration and development in the North Sea, of which $41 million has been spent during the six months ending June 30, 2007. This revision reflects delays in exploration projects, primarily due to the availability of rigs under our rig commitment; delays in appraisal work on the Columbus prospect (where we expect to drill an appraisal well in the third quarter) and a shifting emphasis to our current producing and development projects. Throughout 2007, an estimated annual $40 million will be allocated to exploration drilling activities and the remainder to data acquisition and analysis and development projects. More than two-thirds of the 2007 capital program is expected to be spent in the UK sector of the North Sea. The rest of the capital budget will be directed toward exploration and development activities in Norway. We may further increase or decrease our planned activities for 2007 or optimize of our prospects, depending upon drilling results, potential acquisition candidates, product prices, the availability of capital resources, and other factors affecting the economic viability of such activities.
Capital expenditures for the first half of 2007 have been focused on the following projects:

Endeavour International Corporation
•	completion of the development project at the Enoch field where initial production began at the end of May;

•	exploration drilling at the Acer prospect (5% working interest);

•	exploration drilling at the Balgownie prospect (45% working interest);

•	exploration drilling at the Emu prospect (well operator with a 25% working interest); and

•	ongoing work on the gas blowdown project at the Njord field to increase gas production and the life of the field (2.5% working interest).
Each of the exploration projects were plugged and abandoned.
During the second half of 2007, our capital expenditures are anticipated to be $40 million and focus on the following projects:
•	the first appraisal well at last year’s Columbus discovery (25% working interest);

•	exploration drilling on the NW Flank prospect (2.5% working interest);

•	completion of the gas blowdown project at the Njord field; and

•	development drilling at the Brage field (4.4% working interest).
Rig Commitments
We have a consortium with several other operators in the Norwegian Continental Shelf that has entered into a contract for the use of a drilling rig over a multi-year period. The contract commits us to 100 days (for two wells) for drilling services conducted by the Bredford Dolphin, a semi-submersible drilling rig, for approximately $37.8 million, between mid 2008 and 2009. The agreement allows us to move forward with our exploration program in Norway and fulfill our role as an operator of Norwegian licenses.
During the second quarter of 2006, we entered into a rig commitment for 220 days over a one-year period beginning in May 2007 for the UK sector of the North Sea. The value of this contact is approximately $66 million. A $22 million escrow payment was made under the rig commitment. The arrangement with Applied Drilling Technology International, a division of GlobalSantaFe, is for a heavy-duty harsh environment jack-up suitable for most drilling activities we expect to operate in 2007 and 2008. During the second quarter of 2007, we utilized 73 days of this rig commitment to drill the Balgownie and Emu prospects. We expect to utilize the remaining 147 days of this commitment in 2008.
We believe these rig-contracting efforts offer compelling economics and facilitate our drilling strategy.
Disclosures About Contractual Obligations and Commercial Commitments
See “Drilling Program” for a discussion of our rig commitments and planned expenditures.

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
Commodity Price Risk
We produce and sell crude oil and natural gas. Realized pricing is primarily driven by the prevailing worldwide price for crude oil and regional gas spot market prices which have been volatile and unpredictable for several years. As a result, our financial results can be significantly impacted as these commodity prices fluctuate widely in response to changing market forces. We may engage in oil and gas hedging activities to realize commodity prices which we consider favorable. For additional information regarding our derivative instruments, see Note 6 “Derivative Instruments.”
Interest Rate Risk
We are exposed to changes in interest rates. Changes in interest rates affect the interest earned on cash and cash equivalents and the interest rate paid on borrowings under debt. As of June 30, 2007, we had no interest rate derivative financial instruments.
Subsequent to 2006, we entered into an interest rate swap for a notional amount of $37.5 million whereby we pay a fixed rate of 5.05% and receive three-month LIBOR through November 2009. A 250 change in basis points on LIBOR would result in a $0.4 million change in our annual interest expense, given our floating rate debt at June 30, 2007 and interest rate swap.
Item 4: Controls and Procedures
Evaluation of Disclosure Controls and Procedures
As of the end of the period covered by this report, our management carried out an evaluation, with the participation of our chief executive officer (the “CEO”) and chief accounting officer (the “CAO”) who serves as our principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(b) or 15d-15(b) of the Securities Exchange Act of 1934). Based on that evaluation, the CEO and CAO concluded:
(i) that our disclosure controls and procedures are designed to ensure that information we are required to disclose in our reports filed or submitted under the

Endeavour International Corporation
Securities Exchange Act of 1934 is (a) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and (b) is accumulated and communicated to our management, including the CEO and CAO, as appropriate, to allow timely decisions regarding required disclosure; and
(ii) that our disclosure controls and procedures were effective as of June 30, 2007.
Changes in Internal Control over Financial Reporting
There was no change in our system of internal control over financial reporting during the last fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
Part II. Other Information
Item 1A: Risk Factors
There have been no material changes in our risk factors since December 31, 2006. For a detailed discussion of our risk factors, please read, Item 1A “Risk Factors,” in our Annual Report on Form 10-K for the year ended December 31, 2006.
Item 4: Submission of Matters to a Vote of Security Holders
At the May 24, 2007 Annual Meeting of Stockholders , our stockholders voted on three matters; the election of two Class III directors to serve three-year terms; the Company’s 2007 Stock Incentive Plan; and the appointment of an independent auditor for the year ending December 31, 2007.
     Votes were cast as follows:
     (1) Election of two Directors*:

	For	Withheld
Election as a Director of the Company of:
Barry J. Galt	145,615,544	2,198,124
Thomas D. Clark, Jr.	145,619,169	2,194,499

*	Charles Hue Williams was appointed a director in April 2007. Those directors whose term of office continued were as follows: William L. Transier, John N. Seitz, Nancy K. Quinn, and John B. Connally III.
     (2) Approval of the 2007 Stock Incentive Plan:

Endeavour International Corporation

For	Against	Abstained	Broker Non-Votes
102,348,935	13,679,146	172,518	31,631,070
          (3) Ratification of the appointment KPMG LLP as the independent auditor for 2007:

For	Against	Abstained
147,366,744	433,635	13,290
Item 6: Exhibits
The exhibits marked with the asterisk symbol (*) are filed or furnished (in the case of Exhibits 32.1 and 32.2) with this Form 10-Q.
The exhibits marked with the dagger symbol (†) are management contracts and compensatory plans or arrangements.

3.1(a)	Amended and Restated Articles of Incorporation (Incorporated by reference to Exhibit 3.2 of our Quarterly Report on Form 10-Q (Commission File No. 001-32212) for the quarter ended June 30, 2004.)

3.1(b)	Certificate of Amendment dated June 1, 2006 (Incorporated by reference to Exhibit 4.2 of our Registration Statement on Form S-3 (Commission File No. 333-139304) filed on December 13, 2006.)

3.2	Amended and Restated Bylaws (Incorporated by reference to Exhibit 3.4 to our Current Report on Form 8-K (Commission File No. 001-32212) filed on November 6, 2006.)

10.1 †*	Form of 2007 Incentive Plan Incentive Award Agreement.

31.1 *	Certification of William L. Transier, Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2 *	Certification of Robert L. Thompson, Chief Accounting Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1 *	Certification of William L. Transier, Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2 *	Certification of Robert L. Thompson, Chief Accounting Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Endeavour International Corporation
Signatures
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Endeavour International Corporation
Date: August 9, 2007	/s/ Robert L. Thompson
Robert L. Thompson
Vice President and Chief Accounting Officer (Principal Accounting Officer)

Exhibit Index
The exhibits marked with the asterisk symbol (*) are filed or furnished (in the case of Exhibits 32.1 and 32.2) with this Form 10-Q.
The exhibits marked with the dagger symbol (†) are management contracts and compensatory plans or arrangements.

3.1(a)	Amended and Restated Articles of Incorporation (Incorporated by reference to Exhibit 3.2 of our Quarterly Report on Form 10-Q (Commission File No. 001-32212) for the quarter ended June 30, 2004.)

3.1(b)	Certificate of Amendment dated June 1, 2006 (Incorporated by reference to Exhibit 4.2 of our Registration Statement on Form S-3 (Commission File No. 333-139304) filed on December 13, 2006.)

3.2	Amended and Restated Bylaws (Incorporated by reference to Exhibit 3.4 to our Current Report on Form 8-K (Commission File No. 001-32212) filed on November 6, 2006.)

10.1 †*	Form of 2007 Incentive Plan Incentive Award Agreement.

31.1 *	Certification of William L. Transier, Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2 *	Certification of Robert L. Thompson, Chief Accounting Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1 *	Certification of William L. Transier, Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2 *	Certification of Robert L. Thompson, Chief Accounting Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.