Form 10-Q
period 2007-09-30
ENDEAVOUR INTERNATIONAL CORP
filed 2007-11-08
CIK 1112412

United States
Securities and Exchange Commission
Washington, D.C. 20549
Form 10-Q
(Mark One)

☑	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the Quarterly Period Ended September 30, 2007
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
Large accelerated filer ☐      Accelerated filer ☑      Non-accelerated filer ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☑ No
As of November 6, 2007, 126,582,966 shares of the registrant’s common stock were outstanding.

Endeavour International Corporation

Part I: Financial Information
Item 1: Financial Statements
Endeavour International Corporation
Condensed Consolidated Balance Sheet
(Unaudited)
(Amounts in thousands, except share data)

	September 30, 2007	December 31, 2006

Assets

Current Assets:
Cash and cash equivalents	$15,757	$39,814
Restricted cash	22,000	1,867
Accounts receivable	22,431	61,104
Prepaid expenses and other current assets	42,711	25,783

Total Current Assets	102,899	128,568

Property and Equipment, Net	336,212	319,315
Goodwill	291,752	291,752
Other Assets	18,150	34,835

Total Assets	$749,013	$774,470

Liabilities and Stockholders’ Equity

Current Liabilities:
Accounts payable	$22,229	$36,928
Current maturities of debt	—	2,410
Accrued expenses and other	38,428	41,799

Total Current Liabilities	60,657	81,137

Long-Term Debt	266,250	303,840
Deferred Taxes	146,375	115,155
Other Liabilities	53,913	32,510

Total Liabilities	527,195	532,642

Commitments and Contingencies

Series C Convertible Preferred Stock (Liquidation preference: $127,788)	124,613	125,000

Stockholders’ Equity:
Series B preferred stock (Liquidation preference: $2,760)	—	—
Common stock; shares issued and outstanding – 124,124,672 at 2007 and 118,577,369 shares at 2006	124	119
Additional paid-in capital	238,502	226,988
Accumulated other comprehensive loss	(425)	—
Accumulated deficit	(140,996)	(110,279)

Total Stockholders’ Equity	97,205	116,828

Total Liabilities and Stockholders’ Equity	$749,013	$774,470

See accompanying notes to condensed consolidated financial statements.

Endeavour International Corporation
Condensed Consolidated Statement of Operations
(Unaudited)
(Amounts in thousands, except per share data)

	Three Months		Nine Months
	Ended September 30,		Ended September 30,
	2007	2006	2007	2006

Revenues	$47,169	$6,726	$121,580	$22,847

Cost of Operations:
Operating expenses	9,546	2,556	29,984	7,712
Depreciation, depletion and amortization	21,728	3,374	56,189	7,901
Impairment of oil and gas properties	—	—	—	849
General and administrative	4,096	5,447	14,623	16,196

Total Expenses	35,370	11,377	100,796	32,658

Income (Loss) From Operations	11,799	(4,651)	20,784	(9,811)

Other Income (Expense):
Commodity derivatives:
Realized gains	341	—	15,356	—
Unrealized gains (losses)	(13,032)	20,453	(41,340)	17,151
Interest income	552	435	1,738	1,604
Interest expense	(4,676)	(1,041)	(13,604)	(3,384)
Other	(1,430)	621	(3,310)	(158)

Total Other Income (Expense)	(18,245)	20,468	(41,160)	15,213

Income (Loss) Before Income Taxes	(6,446)	15,817	(20,376)	5,402
Income Tax Expense	2,395	553	1,812	7,386

Net Income (Loss)	(8,841)	15,264	(22,188)	(1,984)
Preferred Stock Dividends	2,840	39	8,529	118

Net Income (Loss) to Common Stockholders	$(11,681)	$15,225	$(30,717)	$(2,102)

Net Income (Loss) Per Common Share:
Basic	$(0.09)	$0.19	$(0.25)	$(0.03)

Diluted	$(0.09)	$0.17	$(0.25)	$(0.03)

Weighted Average Number of Common Shares Outstanding:
Basic	123,649	80,647	121,981	79,722

Diluted	123,649	97,033	121,981	79,722

See accompanying notes to condensed consolidated financial statements.

Endeavour International Corporation
Condensed Consolidated Statement of Cash Flows
(Unaudited)
(Amounts in thousands)

	Nine Months Ended September 30,
	2007	2006

Cash Flows from Operating Activities:
Net loss	$(22,188)	$(1,984)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation, depletion and amortization	56,189	7,901
Impairment of oil and gas properties	—	849
Deferred tax expense (benefit)	(1,414)	2,016
Unrealized (gain) loss on commodity derivatives	41,340	(17,151)
Amortization of non-cash compensation	3,973	9,179
Amortization of loan costs	1,275	402
Other	187	101
Changes in assets and liabilities:
Decrease in receivables	38,811	1,075
(Increase) decrease in other current assets	1,429	(6,269)
Decrease in accounts payable and accrued expenses	(24,413)	(5,516)

Net Cash Provided by (Used in) Operating Activities	95,189	(9,397)

Cash Flows From Investing Activities:
Capital expenditures	(63,325)	(30,520)
Acquisitions, net of cash acquired	—	(11,637)
(Increase) decrease in restricted cash	(20,133)	3,650

Net Cash Used in Investing Activities	(83,458)	(38,507)

Cash Flows From Financing Activities:
Repayments of borrowings	(47,000)	—
Borrowings under debt agreements	7,000	—
Proceeds from warrant and stock option exercises	—	3,210
Other	(157)	—

Net Cash Provided by (Used in) Financing Activities	(40,157)	3,210

Net Decrease in Cash and Cash Equivalents	(28,426)	(44,694)
Effect of Foreign Currency Changes on Cash	4,369	1,110
Cash and Cash Equivalents, Beginning of Period	39,814	76,127

Cash and Cash Equivalents, End of Period	$15,757	$32,543

See accompanying notes to condensed consolidated financial statements.

Endeavour International Corporation
Notes to Condensed Consolidated Financial Statements
(Unaudited)
Note 1 – General
Endeavour International Corporation (a Nevada corporation formed in 2000) is an independent oil and gas company engaged in the acquisition, exploration and development of energy reserves. Our goal is to become a leading upstream company with an exploration focus primarily in the North Sea. We strive to achieve this position through acquisitions, licensing rounds and exploration drilling.
As used in these Notes to Condensed Consolidated Financial Statements, the terms “Endeavour”, “we”, “us”, “our” and similar terms refer to Endeavour International Corporation and, unless the context indicates otherwise, its consolidated subsidiaries. The accompanying condensed consolidated financial statements of Endeavour should be read in conjunction with the consolidated financial statements and notes included in our Annual Report on Form 10–K for the year ended December 31, 2006.
Basis of Presentation and Use of Estimates
The accompanying unaudited condensed consolidated financial statements have been prepared on the accrual basis of accounting in accordance with accounting principles generally accepted in the United States of America (“US GAAP”) and have been presented on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. These accounting principles require management to use estimates, judgments and assumptions that affect the reported amounts of assets and liabilities as of the date of the financial statements, and revenues and expenses during the reporting period. Management reviews its estimates, including those related to the determination of proved reserves, estimates of future dismantlement costs, income taxes and litigation. Actual results could differ from those estimates. In the opinion of management, all normal recurring adjustments considered necessary for a fair presentation have been included in these financial statements.
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
Loss Per Share
Basic income (loss) per common share is computed by dividing net income (loss) to common stockholders by the weighted average number of common shares outstanding for the period. Diluted income (loss) per share includes the effect of our outstanding stock options, warrants and shares issuable pursuant to convertible debt and certain stock incentive plans under the treasury stock method, if including these instruments is dilutive.

Endeavour International Corporation
Notes to Condensed Consolidated Financial Statements
(Unaudited)

	Three Months Ended		Nine Months Ended
(Amounts in thousands, except per share data)	September 30,		September 30,
	2007	2006	2007	2006

Net income (loss) to common stockholders
Basic	$(11,681)	$15,225	$(30,717)	$(2,102)
Add Effect of:
Convertible debt	—	1,219	—	—

Diluted	$(11,681)	$16,444	$(30,717)	$(2,102)

Weighted Average Number of Common Shares Outstanding:
Basic	123,649	80,647	121,981	79,722
Add Effect of:
Warrants	—	201	—	—
Convertible debt	—	16,185	—	—

Diluted	123,649	97,033	121,981	79,722

For the three and nine months ended September 30, 2007, 66.2 million and 66.2 million, respectively, common shares potentially issuable under our warrants, convertible debt and certain stock incentive plans were excluded from diluted weighted average shares outstanding as their effects were anti-dilutive (i.e., increased the net income per share). For the nine months ended September 30, 2006, 17.2 million common shares potentially issuable under our warrants, convertible debt and certain stock incentive plans were excluded from diluted weighted average shares outstanding as their effects were anti-dilutive.
New Accounting Developments
In July 2006, the Financial Accounting Standards Board issued a new interpretation that seeks to reduce the diversity in practice associated with certain aspects of measurement and recognition in accounting for income taxes. This new interpretation also provides guidance on classification, derecognition, interest, penalties and accounting in interim periods and also requires expanded disclosure with respect to the uncertainty in income taxes. The interpretation was effective for us as of January 1, 2007. Our adoption of this standard on January 1, 2007 did not have a material effect on our financial statements.
Note 2 – Stock-Based Compensation Arrangements
We grant restricted stock and stock options, including notional restricted stock and options, to employees and directors as incentive compensation. The notional restricted stock and options may be settled in cash or stock upon vesting at our option; however, it has been our practice to settle in stock. The restricted stock and options generally vest over three years and the options

Endeavour International Corporation
Notes to Condensed Consolidated Financial Statements
(Unaudited)
have a five-year term. The vesting of these shares and options is dependent upon the continued service of the grantees with Endeavour. Upon the occurrence of a change in control, each outstanding share of restricted stock and stock option will immediately vest. For the third quarter of 2007, we included non-cash stock-based compensation of $0.8 million and $0.5 million in general and administrative (“G&A”) expenses and capitalized G&A expenses, respectively. For the third quarter of 2006, we included non-cash stock-based compensation of $2.2 million and $1.0 million in G&A expenses and capitalized G&A expenses, respectively. For the nine months ended September 30, 2007, we included non-cash stock–based compensation of $2.7 million and $1.6 million in G&A expenses and capitalized G&A expenses, respectively. At September 30, 2007, total compensation costs related to awards not yet recognized was approximately $8.8 million and is expected to be recognized over a weighted average period of less than two years.
Stock Options
The fair value of each option award is estimated on the date of grant using the Black-Scholes option-pricing model. Expected volatility is based on an average of historical volatility of common stock prices of Endeavour and our peer companies where there is a lack of relevant Endeavour volatility information for the length of the expected term. The expected term is the average of the vesting period and the term of the option. We use historical data to estimate option exercises and employee terminations within the valuation model. The risk-free rate for the expected term is the yield on the zero-coupon U.S. treasury security with a term comparable to the expected term of the option. We do not include an estimated dividend yield since we have not paid dividends on our common stock historically.
The estimated fair value of each option granted was calculated using the Black-Scholes model. The following table summarizes the weighted average of the assumptions used in the method.

	Nine Months Ended September 30,
	2007	2006

Risk-free rate	4.7%	4.4%
Expected years until exercise	4	4
Expected stock volatility	43%	38%
Dividend yield	—	—

Endeavour International Corporation
Notes to Condensed Consolidated Financial Statements
(Unaudited)
Information relating to stock options, including notional stock options, is summarized as follows:

		Weighted
	Number of	Average	Weighted
	Shares	Exercise	Average	Aggregate
	Underlying	Price per	Contractual	Intrinsic
(Amounts in thousands, except per share data)	Options	Share	Life in Years	Value

Balance outstanding – January 1, 2007	5,404	$3.19
Granted	545	$2.02
Forfeited	(417)	$4.53
Expired	(159)	$4.79

Balance outstanding – September 30, 2007	5,373	$2.92	2.3	—

Currently exercisable – September 30, 2007	3,431	$2.74	1.6	—

The weighted average grant-date fair value of options granted for the nine months ended September 30, 2007 was $0.37 per option.
Restricted Stock
At September 30, 2007, our employees and directors held 4.2 million restricted shares of our common stock that vest over service periods of up to three years. The restricted stock awards were valued based on the closing price of our common stock on the measurement date, typically the date of grant. Compensation expense is recorded on a straight-line basis over the restricted share vesting period.
Status of the restricted shares as of September 30, 2007 and the changes during the nine months ended September 30, 2007 are presented below:

		Weighted
		Average Grant
		Date Fair
	Number of	Value per
(Amounts in thousands, except per share data)	Shares	Share

Balance outstanding – January 1, 2007	4,414	$3.76
Granted	2,145	$1.86
Vested	(1,747)	$3.46
Forfeited	(580)	$3.93

Balance outstanding – September 30, 2007	4,232	$2.90

Total grant date fair value of shares vesting during the period	$5,357

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

$365,645

The purchase price allocation is based on a preliminary assessment of the fair value of the assets acquired and liabilities assumed in the Talisman Acquisition. The assessment of the fair values of oil and gas properties acquired was based on projections of expected future net cash flows, discounted to present value. Other assets and liabilities were recorded at their historical book values, which we believe represent the best current estimate of fair value. These estimates are subject to change as additional information becomes available and is assessed by Endeavour. We expect to finalize the allocation by the end of 2007.
The following table sets forth unaudited pro forma condensed combined financial and operating data, which are presented to give effect to the Talisman Acquisition as if it had occurred as of January 1, 2006. The information does not purport to be indicative of actual results or of future results.

Endeavour International Corporation
Notes to Condensed Consolidated Financial Statements
(Unaudited)

	Three	Nine
	Months	Months
(Amounts in thousands, except per share data)	Ended	Ended
	September 30, 2006

Revenues	$44,705	$162,137
Net loss to common stockholders	(15,291)	(19,961)
Net loss per share – basic and diluted	(0.11)	(0.17)

Note 4 – Debt Obligations
Our debt consisted of the following at the indicated dates:

	September 30,	December 31,
(Amounts in thousands)	2007	2006

Senior notes, 6% fixed rate, due 2012	$81,250	$81,250
Senior bank facility, variable rate, due 2011	110,000	150,000
Second lien term loan, variable rate, due 2011	75,000	75,000

	266,250	306,250
Less: current maturities	—	(2,410)

Long-term debt	$266,250	$303,840

Standby letters of credit outstanding for abandonment liabilities	$42,001	$40,376

Additional information concerning variable interest rates paid
The interest rates paid on our variable rate debt obligations during the nine months ended September 30, 2007 are shown in the following table:

(Amounts in thousands, except per share data)	Interest Rates Paid

Senior bank facility	6.62% - 6.66%
Second lien term loan	12.36% - 12.37%
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

Endeavour International Corporation
Notes to Condensed Consolidated Financial Statements
(Unaudited)
Note 5 — Property and Equipment
Property and equipment included the following:

	September 30,	December 31,
(Amounts in thousands)	2007	2006

Oil and gas properties under the full cost method:
Subject to amortization	$226,087	$219,114
Not subject to amortization:
Acquired in 2007	49,535	—
Acquired in 2006	104,605	117,281
Acquired in 2005	15,108	15,108
Acquired in 2004	14,488	16,797

	409,823	368,300

Other oil and gas assets	4,875	4,875

Computers, furniture and fixtures	2,331	1,940

Total property and equipment	417,029	375,115

Accumulated depreciation, depletion and amortization	(80,817)	(55,800)

Net property and equipment	$336,212	$319,315

The costs not subject to amortization relate to unproved properties and properties being made ready to be placed in service, which are excluded from amortized capital costs until it is determined whether or not proved reserves can be assigned to such properties. We capitalized $1.6 million and $0.3 million in interest related to exploration activities for the quarters ended September 30, 2007 and 2006, respectively. For the nine months ended September 30, 2007 and 2006, $5.6 million and $0.7 million, respectively, was capitalized in interest related to exploration. We capitalized $2.2 million and $2.8 million in certain employee costs directly related to exploration activities for the quarters ended September 30, 2007 and 2006, respectively. We capitalized $6.5 million and $7.9 million in certain employee costs directly related to exploration activities for the nine months ended September 30, 2007 and 2006, respectively. For the quarter ended September 30, 2007 and 2006, we included approximately $0.5 million and $1.0 million, respectively, of stock-based compensation in capitalized G&A expenses in property and equipment.

Endeavour International Corporation
Notes to Condensed Consolidated Financial Statements
(Unaudited)
Note 6 – Derivative Instruments
Commodity derivatives
From time to time, we may utilize derivative financial instruments with respect to a portion of our oil and gas production or a portion of our variable rate debt to achieve a more predictable cash flow by reducing our exposure to price fluctuations. These transactions are likely to be swaps, collars or options and to be entered into with major financial institutions or commodities trading institutions. Derivative financial instruments are intended to:
•	reduce our exposure to declines in the market prices of crude oil and natural gas that we produce and sell;

•	reduce our exposure to increases in interest rates; and

•	manage cash flows in support of our annual capital expenditure budget.
During 2006, we had an oil commodity swap that was accounted for as a hedge where we paid market (IPE Brent) and received a fixed price. For the third quarter of 2006, we incurred a loss of $1.7 million as a reduction to revenue related to settlements for this contract.
In connection with the Talisman Acquisition, we entered into various oil and gas derivative instruments to stabilize cash flows from the acquired assets and satisfy certain obligations under the financing agreements that funded the acquisition. Hedge accounting has not been elected for these instruments and during the third quarter of 2007, we recorded $13.0 million in other expense related to the net unrealized losses for these instruments. In addition, we realized $0.3 million in gains on the settlement of instruments that closed during the third quarter of 2007. The fair market value of these derivative instruments is included in our balance sheet as follows:

	September 30,	December 31,
(Amounts in thousands)	2007	2006

Prepaid expenses and other current assets	$9,559	$18,395
Other assets – long-term	8,728	23,861
Accrued expenses and other	(8,142)	—
Other liabilities – long-term	(9,223)	—

	$922	$42,256

At September 30, 2007, we had the following derivative instruments outstanding that are not accounted for as hedges:

Endeavour International Corporation
Notes to Condensed Consolidated Financial Statements
(Unaudited)

	Remainder				Estimated Fair Value
	of			Average	Asset (Liability)
	2007	2008	2009	2010 - 2011	(in thousands)
Oil (1):
Fixed Price Swap (Mbbl)	278	907	697	530	$(16,824)
Weighted Average Price ($/Barrel)	$69.07	$68.87	$69.08	$67.20

Gas (2):
Fixed Price Swap (MMcf)	644	2,676	1,387	829	$18,282
Weighted Average Price (£/Mcf)	£6.53	£5.81	£5.58	£5.24

Costless Collar (MMcf)	702	1,200	—	—	$(536)
Weighted Average Ceiling Price (£/Mcf)	£4.26	£4.53	—	—
Weighted Average Floor Price (£/Mcf)	£3.72	£3.53	—	—

(1)	Oil derivatives are in reference to Platt’s Dated Brent prices.

(2)	Gas derivatives are designated in therms and have been converted to Mcf at a rate of 10 therms to 1 Mcf and are in reference to the Heren National Balance Point prices. The exchange rate at September 30, 2007 was $2.04 to £1.00.
As of September 30, 2007, our outstanding commodity derivatives covered approximately 60% of our anticipated production for the remainder of 2007.
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

Endeavour International Corporation
Notes to Condensed Consolidated Financial Statements
(Unaudited)
Embedded derivatives
Two derivatives are associated with the redemption and corporate control features of the 125,000 shares of our Series C Preferred Stock. One pertains to the change of control payment feature, effective upon a change in corporate control; the other pertains to a mandatory redemption feature that is effective at the tenth anniversary. At September 30, 2007, the fair market value of these derivatives is $0.5 million and is included in other long-term liabilities.
Note 7 – Asset Retirement Obligations
Our asset retirement obligations relate to obligation of the future plugging and abandonment of oil and gas properties. The following table provides a rollforward of the asset retirement obligations for the nine months ended September 30, 2007 and 2006:

	Nine Months Ended September 30,
(Amounts in thousands)	2007	2006

Carrying amount of asset retirement obligations as of beginning of period	$32,503	$6,740
Increase due to revised estimates of asset retirement obligations	7,044	—
Accretion expense	2,299	438
Impact of foreign currency exchange rate changes	2,107	238

Carrying amount of asset retirement obligations as of end of year	$43,953	$7,416

Note 8 – Supplemental Cash Flow Information
Cash paid during the period for interest and income taxes was as follows:

(Amounts in thousands)	Nine Months Ended September 30,
	2007	2006

Interest paid	$17,923	$4,875

Income taxes paid	$4,487	$5,035

Endeavour International Corporation
Notes to Condensed Consolidated Financial Statements
(Unaudited)
Note 9 – Comprehensive Loss
Excluding net loss, our source of comprehensive loss is due to the net unrealized loss on derivative instruments and marketable securities, which are classified as available-for-sale. The following summarizes the components of comprehensive loss:

	Three Months Ended		Nine Months Ended
(Amounts in thousands)	September 30,		September 30,
	2007	2006	2007	2006

Net income (loss)	$(8,841)	$15,264	$(22,188)	$(1,984)

Unrealized gain (loss) on commodity derivative instruments, net of tax	—	641	—	(1,167)
Unrealized loss on interest rate swap derivative instrument, net of tax	(572)	—	(362)	—
Unrealized (loss) on marketable securities	(2)	(609)	(66)	(636)
Reclassification adjustment for income (loss) realized in net loss above	29	1,419	3	3,728

Net impact on comprehensive income (loss)	(545)	1,451	(425)	1,925

Comprehensive income (loss)	$(9,386)	$16,715	$(22,613)	$(59)

Note 10 – Commitments and Contingencies
Rig Commitments
In 2006, we joined with several other operators in the Norwegian Continental Shelf to form a consortium that has entered into a contract for the use of a drilling rig over a multi-year period. The contract commits us to 100 days (for two wells) for drilling services by a semi-submersible drilling rig for $38 million between mid 2008 and 2009.
In the second quarter of 2006, we entered into a rig commitment for 220 days over a one-year period beginning in May 2007 for the United Kingdom sector of the North Sea. The arrangement with Applied Drilling Technology International, a division of GlobalSantaFe, is for a heavy-duty harsh environment jack-up suitable for most drilling activities we will operate in 2007 and 2008. The initial obligation under this contract was $66 million. In January 2007, a $22 million escrow payment was made under the rig commitment. This escrow payment is included in “Restricted cash” on our Balance Sheet. The escrow will be released in the final two months of the commitment, which we currently anticipate to be complete by 2009. During the first nine months of 2007, we utilized 73 days of this rig commitment to drill the Balgownie and

Endeavour International Corporation
Notes to Condensed Consolidated Financial Statements
(Unaudited)
Emu prospects. We expect to utilize the remaining 147 days of this commitment beginning in the third quarter of 2008 through 2009 depending on well scheduling.
Contingencies
Hess Limited, the operator of the AH001 facility, supporting production from Ivanhoe, Rob Roy, Hamish (collectively, IVRRH), Renee and Rubie fields has advised us that there has been a mis-measurement of the volumes of oil produced from the IVRRH fields. At this time, the magnitude of the mis-measurement to Endeavour has not been determined.

Endeavour International Corporation
Cautionary Statement for Forward-Looking Statements
The information contained in this Quarterly Report on Form 10-Q and in other public statements by Endeavour and our officers or directors includes or may contain certain forward-looking statements. The words “may,” “will,” “expect,” “anticipate,” “believe,” “continue,” “estimate,” “project,” “intend,” and similar expressions used in this Report are intended to identify forward-looking statements within the meaning of Section 27A of the U.S. Securities Act of 1933, as amended, and Section 21E of the U.S. Securities Exchange Act of 1934, as amended. You should not place undue reliance on these forward-looking statements, which speak only as of the date made. We undertake no obligation to publicly update these forward-looking statements to reflect events or circumstances after the date they are made or to reflect the occurrence of unanticipated events. You should also know that such statements are not guarantees of future performance and are subject to risks, uncertainties and assumptions. These factors include, but are not limited to, those risks described in detail below and in the our Annual Report on Form 10-K for the year ended December 31, 2006 under the caption “Risk Factors” and other filings with the Securities and Exchange Commission. These risk factors include, among others, our ability to replace reserves and sustain production; the level of our indebtedness; the availability of capital on an economic basis to fund reserve replacement costs; uncertainties in evaluating oil and natural gas reserves of acquired properties and associated potential liabilities; unsuccessful exploration and development drilling; and production interruptions that could adversely affect our cash flow. Should any of these risks or uncertainties materialize, or should any of these assumptions prove incorrect, actual results may differ materially from those included within the forward-looking statements.

Item 2:	Management’s Discussion and Analysis of Financial Condition and Results of Operations
Unless the context otherwise requires, references to “Endeavour,” “we,” “us” or “our” mean Endeavour International Corporation or any of our consolidated subsidiaries or partnership interests. The following discussion should be read in conjunction with our unaudited Condensed Consolidated Financial Statements and related notes thereto included elsewhere in this Report. The following discussion also includes non-GAAP financial measures, which may not be comparable to similarly titled measures presented by other companies. Accordingly, we strongly encourage investors to review our financial statements in their entirety and not rely on any single financial measure.
Overview
We are an international oil and gas exploration and production company focused on the acquisition, exploration and development of energy reserves. Since focusing our operations in the North Sea in February 2004, we have established an exploration portfolio with prospects in the United Kingdom and Norwegian sectors of the North Sea. To date, we have invested a significant amount of our resources on various development, acquisition and exploration projects. We intend to continue to allocate a significant portion of our capital to these projects.

Endeavour International Corporation
Production for the third quarter was approximately 9,700 barrels of oil equivalent (“BOE”) per day as compared to approximately 1,350 BOE per day in the same period in 2006. The significant increase reflects the contribution of both the Talisman Acquisition, discussed below, and the initial production from the Enoch field. As a result, revenue showed similar growth from $22.8 million in the first nine months of 2006 to $121.6 million in the same period of 2007. Operating expenses, DD&A expense and interest expense also grew as a result of the increased production and the funding for the Talisman Acquisition. Even with the substantial growth in production, net income can be significantly affected by various non-cash items, such as unrealized gains and losses on our commodity derivatives, currency impact of long-term liabilities and deferred taxes. We had a net loss to common shareholders for the nine months of 2007 of $30.7 million or $0.25 per diluted share as compared to loss of $2.1 million or $0.03 per diluted share for the same period in 2006. The trends for the respective third quarter of 2007 and 2006 are similar to the trends for the nine-month periods.
Given the significant impact that non-cash items may have on our net income, we use various financial measures in addition to net income, non-financial performance indicators and non-GAAP measures as key metrics to manage our business. These key metrics demonstrate the company’s ability to maintain or grow production levels and reserves, internally fund capital expenditures and service debt as well as provide comparisons of oil and gas exploration and production companies that exclude non-operating fluctuations in assets and liabilities. These measures include, among others, debt and cash balances outstanding, production levels, oil and gas reserves, drilling results, discretionary cash flow, earnings before interest, taxes, depreciation, depletion and amortization (“EBITDA”) and adjusted net income. Net loss as adjusted for the nine months of 2007 would have been $2.7 million or $0.02 per share without the effect of derivative transactions and currency impacts on balance sheet items as compared to net loss as adjusted of $10.2 million or $0.13 per share in the same period of 2006. EBITDA increased to $92.3 million in the nine months of 2007 from a loss of $1.1 million in the nine months of 2006. Discretionary cash flow was $79.4 million in the nine months of 2007 compared to $1.3 million in the same period in 2006. This significant increase in discretionary cash flow allowed us to repay $40 million in debt while spending $63 million in capital expenditures for the nine months of 2007. At September 30, 2007, we held $15.8 million in cash and another $22.0 million in restricted cash, under our escrow for drilling commitments, compared to $39.8 million in cash and $1.9 million in restricted cash at the end of 2006.
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

Endeavour International Corporation
•	$150 million in a borrowing base debt facility, before financing costs paid of $3.2 million; and

•	$75 million in a second lien term loan, before financing costs paid of $2.6 million.
Results of Operations
Our revenues are sensitive to changes in prices received for our products. Our production is sold at prevailing market prices that fluctuate in response to many factors that are outside of our control. Given the current tightly balanced supply-demand market, small variations in either supply or demand, or both, can have dramatic effects on prices we receive for our oil and natural gas production. While the market price received for oil and natural gas varies among geographic areas, oil trades in a worldwide market, whereas natural gas, which has a limited global transportation system, is subject to local supply and demand conditions. Consequently, price movements for all types and grades of crude oil generally move in the same direction, while natural gas price movements have historically followed local market conditions. The majority of our natural gas is sold in the UK market. UK natural gas prices are influenced by European natural gas markets, liquefied natural gas (“LNG”) supply and new Norwegian gas supply. With the advent of more LNG facilities, natural gas price movements will also become more global in nature with a likely convergence between European and North American markets.
For the third quarter of 2007 and 2006, we had production of 893,567 BOE and 124,513 BOE, respectively. During the nine months ended September 30, 2007 and 2006, we had production of 2,512,883 BOE and 412,792 BOE, respectively. This increase reflects production resulting from the assets acquired in the Talisman Acquisition. The following table shows our average sales volumes, sales prices and average production costs for the periods presented.

Endeavour International Corporation

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2007	2006	2007	2006

Production:
Oil and condensate sales (Mbbl):
United Kingdom	361	—	982	—
Norway	136	116	391	389

Total	497	116	1,373	389

Gas sales (MMcf):
United Kingdom	2,306	—	6,657	—
Norway	72	50	181	143

Total	2,378	50	6,838	143

Total sales (MBOE):
United Kingdom	745	—	2,092	—
Norway	148	124	421	413

Total	893	124	2,513	413

BOE per day	9,713	1,353	9,205	1,512

Realized Prices:
Oil and condensate price ($ per Bbl):
Before commodity derivatives	$70.17	$69.24	$62.55	$66.56
Effect of commodity derivatives	$(3.24)	$(14.21)	$1.18	$(11.14)

Realized prices including commodity derivatives	$66.93	$55.03	$63.73	$55.42

Gas price ($ per Mcf):
Before commodity derivatives	$5.16	$6.67	$5.22	$9.04
Effect of commodity derivatives	$.82	$—	$2.01	$—

Realized prices including commodity derivatives	$5.98	$6.67	$7.23	$9.04

Equivalent oil price ($ per BOE):
Before commodity derivatives	$52.79	$67.27	$48.38	$65.85
Effect of commodity derivatives	$.38	$(13.25)	$6.11	$(10.50)

Realized prices including commodity derivatives	$53.17	$54.02	$54.49	$55.35

During the nine months ended September 30, 2007, we realized $15 million in gains on the settlement of commodity derivatives, compared to $4.3 million in losses for the same period in 2006. For the nine months ended September 30, 2007, we also recognized $41 million in losses

Endeavour International Corporation
on the mark-to-market of our commodity derivatives that were not accounted for as hedges with no gain or loss for the same period in 2006. In the third quarter of 2007, we realized $0.3 million in gains on the settlement of commodity derivatives, compared to $1.7 million in losses for the same period in 2006. In the third quarter of 2007, we also recognized $13.0 million in losses on the mark-to-market of our commodity derivatives versus a gain of $20.5 million for the same period in 2006.
As of September 30, 2007, our outstanding commodity derivatives covered approximately 60% of our anticipated production for the remainder of 2007.
Expenses
Operating expenses increased to $9.5 million for the third quarter of 2007 as compared to $2.6 million in the third quarter of 2006. For the nine months ended September 30, 2007, operating expenses increased to $30.0 million as compared to $7.7 million for the same period in 2006. The increase was due to the effect of the Talisman Acquisition. Operating costs per BOE decreased from $20.52 per BOE in the third quarter of 2006 to $10.68 per BOE in the third quarter of 2007, and from $18.68 per BOE for the nine months ended September 30, 2006 to $11.93 per BOE for the nine months ended September, 30, 2007. These decreases were primarily due to the full year impact of the lower operating costs per BOE for our acquired UK properties.
Impairment of oil and gas properties of $0.9 million for the first quarter of 2006 represents the final abandonment and rig demobilization costs incurred on the Turriff well that was determined to be unsuccessful in the fourth quarter of 2005.
G&A expenses decreased to $4.1 million during the third quarter of 2007 as compared to $5.4 million for the corresponding period in 2006. G&A expenses decreased to $14.6 million during the nine months ended September 30, 2007 as compared to $16.2 million for the corresponding period in 2006. These decreases resulted from changes in non-cash stock-based compensation as a result of the final vesting of inducement grants given in 2004 upon the formation of Endeavour and current year forfeitures. The decreases were partially offset by increases resulting from compensation expense, legal and tax consulting fees and occupancy costs. The compensation expense increase reflects additional payroll taxes and salary expense related to increases in staffing. Occupancy costs increased due to additional rental space related to the staffing increase, while property acquisitions furthered the increase in legal and tax consulting fees. Components of G&A expenses for these periods are as follows:

Endeavour International Corporation

	Three Months Ended		Nine Months Ended
(Amounts in thousands)	September 30,		September 30,

	2007	2006	2007	2006

Compensation	$3,333	$3,149	$11,272	$9,634
Consulting, legal and accounting fees	1,305	1,113	4,435	3,042
Occupancy costs	280	226	1,005	629
Other expenses	179	606	426	1,634

Total gross cash G&A expenses	5,097	5,094	17,138	14,939

Non-cash stock-based compensation	1,245	3,141	3,973	9,179

Gross G&A expenses	6,342	8,235	21,111	24,118
Less: capitalized G&A expenses	(2,246)	(2,788)	(6,488)	(7,922)

Net G&A expenses	$4,096	$5,447	$14,623	$16,196

Interest expense increased to $13.6 million for the nine months ended September 30, 2007 as compared to $3.4 million for the corresponding period in 2006 primarily due to the issuance of additional debt during the Talisman Acquisition.
Income Taxes
The following summarizes the components of tax expense (benefit):

			The
(Amounts in thousands)	UK	Norway	Netherlands	U.S.	Total

Nine Months Ended September 30, 2007
Net income (loss) before taxes	$(27,482)	$5,714	$6,450	$(5,058)	$(20,376)

Current tax expense (benefit)	2,856	(34)	407	(3)	3,226
Deferred tax expense (benefit)	(15,062)	5,082	646	—	(9,334)
Foreign currency losses on deferred tax liabilities	3,871	4,049	—	—	7,920

Total tax expense (benefit)	(8,335)	9,097	1,053	(3)	1,812

Net income (loss) after taxes	$(19,147)	$(3,383)	$5,397	$(5,055)	$(22,188)

Nine Months Ended September 30, 2006
Net income (loss) before taxes	$(3,685)	$5,388	$(62)	$3,761	$5,402

Current tax expense	—	4,527	—	—	4,527
Deferred tax expense	—	2,016	—	—	2,016
Foreign currency losses on deferred tax liabilities	—	843	—	—	843

Total tax expense	—	7,386	—	—	7,386

Net income (loss) after taxes	$(3,685)	$(1,998)	$(62)	$3,761	$(1,984)

After the closing of our acquisition of the Enoch field and the Talisman Acquisition in the UK in 2006, our income tax expense relates primarily to operations in the UK and Norway. During

Endeavour International Corporation
2007, we incurred taxes in all of the jurisdictions in which we do business, except for the United States (U.S.), whereas in 2006, we incurred taxes only on our Norwegian operations. After closing the Talisman Acquisition, we began recording tax expense (benefit) for our UK operations and removed the valuation allowances previously recorded. The change in income taxes from an expense of $7.4 million to an expense of $1.8 million for the nine months of 2006 and 2007, respectively, is primarily the result of the establishment of a tax paying position in the UK upon closing the acquisitions and the effect of foreign currency changes on the deferred tax liabilities.
In 2007 and 2006, we have not recorded any income tax benefits in the U.S. as there was no assurance that we could generate any U.S. taxable earnings, resulting in a full valuation allowance of deferred tax assets generated. In addition, we have not recorded any income tax benefits in the UK or The Netherlands during the nine months ended September 30, 2006 as there was no assurance that we could generate any taxable earnings, resulting in full valuation allowances.
As our deferred tax liabilities in the UK, The Netherlands and Norway are denominated in their respective currencies, we revalue those deferred tax liabilities to the applicable foreign currency exchange rate at the end of each period. Those foreign currency gains and losses are included in income tax expense as shown above.
Reconciliation of Non-GAAP Measures
As required under Regulation G of the Securities Exchange Act of 1934, provided below are reconciliations of net income (loss) to the following non-GAAP financial measures: net income as adjusted, EBITDA and discretionary cash flow. The company uses these non-GAAP measures as key metrics for the management of the company and to demonstrate the company’s ability to internally fund capital expenditures and service debt. The non-GAAP measures are useful in comparisons of oil and gas exploration and production companies as they exclude non-operating fluctuations in assets and liabilities.

Endeavour International Corporation

(in thousands, except per share)	Three Months Ended		Nine Months Ended

	September 30,		September 30,

	2007	2006	2007	2006

Net income (loss) to common shareholders, as reported	$(11,681)	$15,225	$(30,717)	$(2,102)
Unrealized (gains) losses on derivatives (net of 50% tax)	6,516	(10,227)	20,670	(8,575)
Currency impact of deferred taxes	3,457	(1,008)	7,920	843
Currency impact on other items	1,300	(616)	2,773	(299)
Tax impact of currency impact on other items	(243)	(1)	(3,386)	(18)

Net income (loss) as adjusted	(651)	3,373	(2,740)	(10,151)

Net interest expense	4,124	606	11,867	1,780
Depreciation, depletion and amortization	21,728	3,374	56,189	7,901
Impairment of oil and gas properties	—	—	—	849
Income tax expense, adjusted for tax impact above	5,696	(8,664)	17,949	(2,015)
Preferred stock dividends	2,840	39	8,529	118
Other (income) expense	131	(7)	537	458

EBITDA	$33,868	$(1,279)	$92,331	$(1,060)

Weighted average number of common shares outstanding — basic	123,649	80,647	121,981	79,722

Earnings per share, as adjusted	$(0.00)	$0.04	$(0.02)	$(0.13)

Net income (loss)	$(8,841)	$15,264	$(22,188)	$(1,984)

Depreciation, depletion and amortization	21,728	3,374	56,189	7,901
Impairment of oil and gas properties	—	—	—	849
Deferred tax expense (benefit)	(474)	467	(1,414)	2,016
Unrealized (gain) loss on commodity derivatives	13,032	(20,453)	41,340	(17,151)
Amortization of non-cash compensation	1,238	3,141	3,973	9,179
Amortization of loan costs	435	134	1,275	402
Other	94	93	187	101

Discretionary cash flow	$27,212	$2,020	$79,362	$1,313

Liquidity and Capital Resources
The following table summarizes our net cash flows from operating, investing and financing activities for the periods indicated. For additional details regarding the components of our primary cash flow amounts, see the Condensed Consolidated Statements of Cash Flows under Item 1 of this report.

Endeavour International Corporation

(Amounts in thousands)	Nine Months Ended September 30,

	2007	2006

Net cash provided by (used in) Operating Activities	$95,189	$(9,397)

Net cash used in Investing Activities	$(83,458)	$(38,507)

Net cash provided by (used in) Financing Activities	$(40,157)	$3,210

The net cash flows provided by (used in) operating activities are primarily impacted by the earnings from our business activities. The cash flows provided by operating activities increased to $95 million for the nine months ended September 30, 2007 as compared to cash flows used by operating activities of $9 million for the nine months ended September 30, 2006, primarily due to the cash flows generated by the assets acquired in the Talisman Acquisition.
The cash used in investing activities represent expenditures for capital projects and asset purchases, as discussed in “Drilling Program” below, and increases to restricted cash under escrow for our rig commitments. The cash provided by (used in) financing activities generally consists of borrowings and repayments of debt, proceeds from the issuance of equity securities and payment of financing costs. Since December 31, 2006, we have repaid $40 million net of borrowings under our senior bank facility. Cash provided by financing activities in 2006 represents proceeds from warrant and option exercises.
With our acquisition of interests in producing fields in the United Kingdom in 2006, we gained a production base that we believe will generate significant cash flow to fund our future growth plans and ongoing operations for 2007 and 2008.
As previously discussed, we completed the Talisman Acquisition in late 2006, financed through the issuance of common stock, convertible preferred stock and debt. This acquisition significantly increased the size of our production and reserves upon closing and should also provide cash flow to support our ongoing drilling programs for the next several years. Annual dividends on the convertible preferred stock are expected to be $11 million, assuming we pay the dividends in common stock. The debt issued in connection with the Talisman Acquisition bears interest at LIBOR plus applicable margins. In the first quarter of 2007, we entered into an interest rate swap for a notional amount of $37.5 million whereby we pay a fixed rate of 5.05% and receive LIBOR. We expect to have cash interest expense, including the effect of the interest rate swap, of approximately $24 million annually.
Our senior bank facility is based on a borrowing base tied to our oil and gas reserves and is subject to revision every six months with an independent reserve report required every 12 months. The available borrowing base is $173 million, of which $110 million was outstanding at September 30, 2007. The senior bank facility also provides for issuances of letters of credit of up to an aggregate $60 million. All letters of credit issued under the senior bank facility will reduce the total amount available for drawing under the senior bank facility, except for letters of credit issued to secure abandonment liabilities. As of September 30, 2007, we have $42 million of outstanding letters of credit related to abandonment liabilities on certain of our oil and gas properties.

Endeavour International Corporation
2007 Outlook
With the Talisman Acquisition, we increased our production to approximately 9,000 BOE per day for the last two months of 2006 based on the number of days we owned Talisman. For the nine months ended September 30, 2007, our production averaged 9,200 BOE per day. Third quarter production increased from the second quarter 2007 with the start-up of the Enoch field and decreased down time for maintenance. We now expect full year production for 2007 to range from 9,000 to 9,400 BOE per day, reflecting the full year impact of the Talisman Acquisition and initial sales from the production from the Enoch field. According to the sales method of accounting, oil revenues are recognized when production is sold to a purchaser at a fixed or determinable price, when delivery has occurred and title has transferred, and collectibility of the revenue is probable.
Oil prices continue to be impacted by supply and demand on a worldwide basis, while natural gas prices are more impacted by regional economic and weather patterns. While oil prices continue to remain strong, natural gas prices in the UK have begun to recover from the levels seen year to date. Warmer weather conditions and increases in the supply of natural gas available from Norway had impacted the nine month gas prices. We have commodity derivative instruments to secure our realized prices for a portion of our oil and gas production through 2011. See Note 6 to the Condensed Consolidated Financial Statements in this report for more discussion of our commodity derivative instruments.
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
Drilling Program
We have revised our annual capital budget downward from $80 million to approximately $70 million for oil and gas exploration and development in the North Sea, of which $63 million has been spent during the nine months ended September 30, 2007. This revision reflects delays in exploration projects, primarily due to the availability of rigs under our rig commitment, delays in appraisal work on the Columbus prospect (where the appraisal well was begun at the end of the third quarter) and a shifting emphasis to our current producing and development projects. For 2007, an estimated $40 million has been allocated to exploration drilling activities with the remainder to data acquisition and analysis, producing assets, maintenance, and development projects. More than two-thirds of the 2007 capital program is expected to be spent in the UK sector of the North Sea. The rest of the capital budget will be directed toward exploration and development activities in Norway. We may further increase or decrease our planned activities for 2007 or optimize of our prospects, depending upon drilling results, potential acquisition candidates, product prices, the availability of capital resources, and other factors affecting the economic viability of such activities.

Endeavour International Corporation
Capital expenditures for the first nine months of 2007 have been focused on the following projects:
•	completion of the development project at the Enoch field where initial production began at the end of May;

•	appraisal drilling at last year’s Columbus discovery (25% working interest);

•	exploration drilling at the Acer prospect (5% working interest);

•	exploration drilling at the Balgownie prospect (45% working interest);

•	exploration drilling at the Emu prospect (well operator with a 25% working interest);

•	ongoing work on the gas blowdown project at the Njord field to increase gas production and the life of the field (2.5% working interest); and

•	exploration drilling on the NW Flank prospect (2.5% working interest).
The exploration prospects for Acer, Balgownie and Emu were plugged and abandoned.
During the fourth quarter of 2007, our capital expenditures are anticipated to be $7 million and focus on continued investment in the following projects:
•	continued work on the appraisal well at the Columbus discovery;

•	exploration and development drilling in the NW Flank area adjacent to the Njord field ;

•	completion of the gas blowdown project at the Njord field; and

•	development drilling at the Brage field (4.4% working interest)
The Columbus appraisal well began drilling in late September 2007 and is located approximately three kilometers north of the discovery well that was drilled in late 2006. In November 2007, we announced that the appraisal well and its sidetrack effectively confirmed the presence of gas/condensate bearing sands. The well is now suspended for possible use in the development of the field. Information obtained from the drilling will be used to further advance development studies, an optimum reservoir depletion scheme and export plans to nearby infrastructure.
We are also drilling an appraisal and future producing well in the Njord Northwest flank area adjacent to the Njord field in a reservoir discovered in 2000.
The gas blowdown project at the Njord field is nearing completion and production from the project is expected in mid fourth quarter.
Drilling also continues on the Brage A-28 A-B that was spud in August 2007 with dual objectives of exploring the lower Brent formation and to serve as a horizontal producer.
During the third quarter, we entered into several agreements to realign our interests in two production licenses in the northern North Sea. We assumed operatorship of license PL270, the location of the Agat natural gas discoveries, and acquired additional working interest. In exchange, we transferred a portion of our interests in the license PL426, received certain net exploration cost carry provisions in license PL270 and PL426 and will fund certain costs through the first appraisal well in license PL270. Subsequent to the completion of these transactions, we

Endeavour International Corporation
will hold a 65 percent working interest in the two licenses and be the majority owner of both blocks.
Rig Commitments
We have a consortium with several other operators in the Norwegian Continental Shelf that has entered into a contract for the use of a drilling rig over a multi-year period. The contract commits us to 100 days (for two wells) for drilling services conducted by the Bredford Dolphin, a semi-submersible drilling rig, for $38 million, between mid 2008 and 2009. The agreement allows us to move forward with our exploration program in Norway and fulfill our role as an operator of Norwegian licenses.
In the second quarter of 2006, we entered into a rig commitment for 220 days over a one-year period beginning in May 2007 for the United Kingdom sector of the North Sea. The arrangement with Applied Drilling Technology International, a division of GlobalSantaFe, is for a heavy-duty harsh environment jack-up suitable for most drilling activities we will operate in 2007 and 2008. The initial obligation under this contract was $66 million. In January 2007, a $22 million escrow payment was made under the rig commitment. During of the first nine months of 2007, we utilized 73 days of this rig commitment to drill the Balgownie and Emu prospects. We expect to utilize the remaining 147 days of this commitment beginning in the third quarter of 2008 through 2009 depending on well scheduling.
We believe these rig-contracting efforts offer compelling economics and facilitate the timely extension of our drilling program into 2009.
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

Endeavour International Corporation
Commodity Price Risk
We produce and sell crude oil and natural gas. Realized pricing is primarily driven by the prevailing worldwide price for crude oil and regional gas spot market prices that have been volatile and unpredictable for several years. As a result, our financial results can be significantly impacted as these commodity prices fluctuate widely in response to changing market forces. We may engage in oil and gas hedging activities to realize commodity prices that we consider favorable. For additional information regarding our derivative instruments, see Note 6 to the Condensed Consolidated Financial Statements.
Interest Rate Risk
We are exposed to changes in interest rates. Changes in interest rates affect the interest earned on cash and cash equivalents and the interest rate paid on borrowings under debt.
At September 30, 2007, we have an interest rate swap for a notional amount of $37.5 million whereby we pay a fixed rate of 5.05% and receive three-month LIBOR through November 2009. A 250 change in basis points on LIBOR would result in a $0.4 million change in our annual interest expense, given our floating rate debt at September 30, 2007 and interest rate swap.
Item 4: Controls and Procedures
Evaluation of Disclosure Controls and Procedures
As of the end of the period covered by this report, our management carried out an evaluation, with the participation of our chief executive officer (the “CEO”) and chief financial officer (the “CFO”), of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(b) or 15d-15(b) of the Securities Exchange Act of 1934, as amended). Based on that evaluation, the CEO and CFO concluded:
(i) that our disclosure controls and procedures are designed to ensure that information we are required to disclose in our reports filed or submitted under the Securities Exchange Act of 1934, as amended, is (a) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and (b) is accumulated and communicated to our management, including the CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure; and
(ii) that our disclosure controls and procedures were effective as of September 30, 2007.
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
Item 6: Exhibits
The exhibits marked with the asterisk symbol (*) are filed or furnished (in the case of Exhibits 32.1 and 32.2) with this Form 10-Q.
The exhibits marked with the dagger symbol (†) are management contracts and compensatory plans or arrangements.

3.1(a)	Amended and Restated Articles of Incorporation (Incorporated by reference to Exhibit 3.2 of our Quarterly Report on Form 10-Q (Commission File No. 001-32212) for the quarter ended June 30, 2004.)

3.1(b)	Certificate of Amendment dated June 1, 2006 (Incorporated by reference to Exhibit 4.2 of our Registration Statement on Form S-3 (Commission File No. 333-139304) filed on December 13, 2006.)

3.2	Amended and Restated Bylaws (Incorporated by reference to Exhibit 3.4 to our Current Report on Form 8-K (Commission File No. 001-32212) filed on November 6, 2006.)

10.1 *†	Employment Offer Letter to J. Michael Kirksey, Executive Vice President and Chief Financial Officer, dated September 25, 2007.

10.2 *†	Employment Offer Letter to John G. Williams, Executive Vice President, Exploration, dated September 25, 2007.

31.1 *	Certification of William L. Transier, Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2 *	Certification of J. Michael Kirksey, Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1 *	Certification of William L. Transier, Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2 *	Certification of J. Michael Kirksey Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Endeavour International Corporation
Signatures
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
Endeavour International Corporation

Date: November 7, 2007	/s/ J. Michael Kirksey	/s/ Robert L. Thompson

	J. Michael Kirksey	Robert L. Thompson
	Executive Vice President and	Senior Vice President and
	Chief Financial Officer	Chief Accounting Officer
	(Principal Financial Officer)	(Principal Accounting Officer)

Index to Exhibits
The exhibits marked with the asterisk symbol (*) are filed or furnished (in the case of Exhibits 32.1 and 32.2) with this Form 10-Q.
The exhibits marked with the dagger symbol (†) are management contracts and compensatory plans or arrangements.

3.1(a)	Amended and Restated Articles of Incorporation (Incorporated by reference to Exhibit 3.2 of our Quarterly Report on Form 10-Q (Commission File No. 001-32212) for the quarter ended June 30, 2004.)

3.1(b)	Certificate of Amendment dated June 1, 2006 (Incorporated by reference to Exhibit 4.2 of our Registration Statement on Form S-3 (Commission File No. 333-139304) filed on December 13, 2006.)

3.2	Amended and Restated Bylaws (Incorporated by reference to Exhibit 3.4 to our Current Report on Form 8-K (Commission File No. 001-32212) filed on November 6, 2006.)

10.1 *†	Employment Offer Letter to J. Michael Kirksey, Executive Vice President and Chief Financial Officer, dated September 25, 2007.

10.2 *†	Employment Offer Letter to John G. Williams, Executive Vice President, Exploration, dated September 25, 2007.

31.1 *	Certification of William L. Transier, Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2 *	Certification of J. Michael Kirksey, Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1 *	Certification of William L. Transier, Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2 *	Certification of J. Michael Kirksey Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002