Form 10-K
period 2007-12-31
ENDEAVOUR INTERNATIONAL CORP
filed 2008-03-14
CIK 1112412

United States
Securities and Exchange Commission
Washington, D.C. 20549
Form 10-K

☑	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the Fiscal Year Ended December 31, 2007

☐	Transition Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934
For the transition period from                      to
Commission file number: 001-32212
Endeavour International Corporation
(Exact name of registrant as specified in its charter)

Nevada	88-0448389

(State or other jurisdiction of incorporation or	(I.R.S. Employer Identification No.)
organization)
1001 Fannin Street, Suite 1600, Houston, Texas 77002
  (Address of principal executive offices)     (Zip code)
(713) 307-8700
(Registrant’s telephone number, including area code)
Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class of Stock	Name of Each Exchange on Which Registered

Common Stock - $0.001 par value per share	American Stock Exchange
Securities registered pursuant to Section 12(g) of the Act: None
Indicate by check mark if the registrant is a well-known seasoned issuer as defined in Rule 405 of the Securities Act. ☐  Yes ☑ No
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. ☐ Yes   ☑ No
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☑ Yes   ☐ No
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definition of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act (check one):
Large accelerated filer ☐     Accelerated filer ☑     Non-accelerated filer ☐      Smaller reporting company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes   ☑ No
The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant was $158 million computed by reference to the closing sale price of the registrant’s common stock on the American Stock Exchange on June 30, 2007, the last business day of the registrant’s most recently completed second fiscal quarter.
As of March 7, 2008, 127,540,358 shares of the registrant’s common stock were outstanding.
DOCUMENTS INCORPORATED BY REFERENCE:
Portions of the registrant’s definitive proxy statement relating to the 2008 Annual Meeting of Stockholders, which will be filed within 120 days of December 31, 2007, are incorporated by reference into Part III of this Form 10-K.

Quantities of natural gas are expressed in this report in terms of thousand cubic feet (Mcf) and million cubic feet (MMcf). Oil is quantified in terms of barrels (Bbls) and thousands of barrels (Mbbls). Natural gas is compared to oil in terms of barrels of oil equivalent (BOE), thousand barrels of oil equivalent (MBOE) or million barrels of oil equivalent (MMBOE). One barrel of oil is the energy equivalent of six Mcf of natural gas. With respect to information relating to our working interest in wells or acreage, “net” oil and gas wells or acreage is determined by multiplying gross wells or acreage by our working interest therein.

(i)

Endeavour International Corporation
Part I
Item 1. Business
Endeavour International Corporation is an independent oil and gas company engaged in the acquisition, exploration and development of energy reserves. Unless the context otherwise requires, references to “Endeavour”, “we”, “us” or “our” mean Endeavour International Corporation and our consolidated subsidiaries.
General
When Endeavour was founded in 2004, we aimed to become a leading upstream company with an exploration focus primarily in the North Sea. Over the last several years, we have strived to further the strategies we laid out in 2004 with a balance of investments in three areas – exploration, exploitation and acquisitions.
The acquisitions we have completed over the last several years have been instrumental in our progress. By the end of 2004, we had acquired producing properties in Norway. Our producing assets received a significant boost with the acquisition of producing properties in the UK in late 2006. In just a few years, these acquisitions have allowed us to move from our concept of a North Sea strategy to 8.7 MMBOE of proved reserves, approximately 9,000 BOE per day of production in the North Sea and poised for continued growth from a foundation of production, reserves and exploration acreage.
With acquisitions providing one leg of the foundation for our North Sea strategy, we’ve also built a sound inventory of exploration acreage and drillable prospects. We’ve had success in the licensing round process in both the UK and Norway and pursued various farm-in and license transfer opportunities to build our significant exploration acreage and potential. At December 31, 2007, we held interests in 31 licenses in the UK, 16 licenses in Norway and one exploration license in Ireland. During 2006, two exploratory wells, the Cygnus and Columbus prospects, were successfully tested as gas discoveries and an appraisal well was drilled for the Columbus prospect in 2007.
We also focused on exploitation activities to maximize the contribution of our assets. Development drilling and commercialization activities were completed at the Enoch field allowing for production to commence in mid 2007. Further, a significant project that began gas production at our Njord field was completed at the end of 2007.
As we look ahead to 2008, we expect to continue this balanced approach to our North Sea strategy. We are focused on exploitation of our producing assets through capital expenditures at the Endeavour-operated Renee and Rubie fields, further development activities at Columbus and Cygnus and exploration drilling activities on prospects such as Rochelle and Agat. We will also continue to pursue acquisitions, farm-in opportunities, farm-out opportunities and license interest exchanges that we believe might solidify our production base, provide cash flow for drilling activities and increase return for shareholders.
The increases in revenues, operating profit (loss) and daily production during 2007 reflect the contributions of our acquisitions and exploitation efforts. The following table sets forth some of our historical consolidated financial data.

Endeavour International Corporation

Summary Financial Information (1)
(Amounts in thousands, except per share data and BOE data)	Year Ended December 31,
	2007	2006	2005

Revenues	$176,064	$54,131	$38,656

Operating Profit (Loss)	38,292	(4,374)	(28,089)

Net Loss to Common Shareholders	(60,315)	(8,829)	(31,531)
Net Income (Loss) as Adjusted (2)	(10,907)	(21,322)	(33,355)

Net Loss Per Common Share – Basic and Diluted	(0.49)	(0.10)	(0.42)
Earnings (Loss) per share as Adjusted (2)	(0.09)	(0.25)	(0.45)

Adjusted EBITDA (2)	124,155	9,233	8,157

Discretionary cash flow (2)	112,973	10,663	6,259

Daily Production (BOE)	8,969	2,760	2,072

Summary Balance Sheet Data:
Working Capital	37,198	47,431	49,638
Total Assets	747,623	774,470	186,966
Debt	266,250	306,250	81,250
Convertible Preferred Stock	125,000	125,000	—
Equity	70,149	116,828	40,344

(1)	The above data should be read in conjunction with “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the Consolidated Financial Statements and Notes thereto included elsewhere herein.

(2)	Reconciliations of net income (loss) to the non-GAAP financial measures, net income as adjusted, Adjusted EBITDA and discretionary cash flow, are included in “Non-GAAP Measures” in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.”
Throughout our growth over the last several years, we have continued to impose financial discipline on our operations. Cash flow provided by (used in) operations was $128.5 million in 2007 versus $(14.1) million in 2006 and $28.0 million in 2005. Discretionary cash flow was $113.0 million in 2007 compared to $10.7 million and $6.3 million in 2006 and 2005, respectively. This significant increase in discretionary cash flow allowed us to repay $40 million in debt while spending $88 million in capital expenditures 2007. In January 2008, we completed the refinancing of certain debt utilizing a strategic investment by the Smedvig Family Office in Norway. Included in this refinancing were: the repayment of our Second Lien Term Loan, issuance of $40 million under a private offering of 11.5% guaranteed convertible bonds, and borrowing of $25 million under a Junior Credit Facility. We also received a commitment an additional $60 million for future investments with us.
Net loss for 2007 was $60.3 million, or $0.49 per share, reflecting the significant unrealized loss on the mark-to-market of commodity derivatives. For 2006 and 2005, net loss was $8.8 million and $31.5 million, respectively, or $0.10 per share and $0.42 per share, respectively. The net loss for 2007 and 2006 reflects a significant unrealized gain (losses) on the application of mark-to-market accounting - effectively pulling forward into current periods the non-cash gains and losses from commodity price fluctuations relating to all future delivery periods. Net loss as adjusted for 2007 would have been $10.9

Endeavour International Corporation
million or $0.09 per share without the effect of derivative transactions and currency impacts of deferred taxes as compared to net loss as adjusted of $21.3 million or $0.25 per share in 2006 and net loss as adjusted of $33.4 million or $0.45 per share in 2005. Adjusted EBITDA increased to $124.1 million in 2007 from $9.2 million and $8.1 million in 2006 and 2005, respectively.
Business Strategy
Our goal is to create value for our investors by increasing reserves, production and cash flow utilizing a balanced approach between exploration, exploitation and acquisitions. Combined with a sound financial discipline, we believe this balanced approach manages risk and results in an achievable and sustainable business plan which will increase shareholder value over the long term. Our North Sea focus stems from our belief that the continued restructuring of portfolios by larger energy companies away from the more mature but prolific North Sea will create opportunities for smaller companies. As a result, we expect the region to remain attractive with additional opportunities becoming available as these larger energy companies divest certain North Sea assets to focus in other regions and as government authorities continue their push to move unevaluated acreage and undeveloped discoveries into the hands of new, more assertive players.
Exploitation
Exploitation of discovered or acquired reserves is a key part of our strategy. We believe the North Sea benefits from existing infrastructure with ever-increasing spare capacity which lends itself to attractive, economically viable approaches to the further development of identified reserves. We believe our expertise and experience will allow us to develop such opportunities on a cost-effective and profitable manner. Our existing producing and discovered assets form a foundation around which we can move aggressively toward exploiting opportunities that we develop whether through exploration or acquisition.
Acquisitions
In keeping with our business focus, we intend to continue to pursue strategic acquisitions of new properties and licenses that expand our current production, exploitation and exploration base, are accretive to shareholder value, provide an attractive rate of return, increase the scope and scale of our operations and offer unrealized reserve potential. Further consolidation of the independent sector in the North Sea should also create more opportunities for us to acquire and develop attractive assets and prospects. In addition, by pursuing strategic acquisitions, we expect to redeploy cash flows from acquired producing assets to fund our exploration drilling program, as well as development of new discoveries.
Exploration
We also believe the North Sea contains significant numbers of new exploration opportunities with material reserve potential and that the existing and available infrastructure in the North Sea region further enhances the near-term commercial potential of opportunities in this region. We intend to grow our reserves and production through exploratory activities on our existing acreage, acreage acquired in future licensing rounds and acreage obtained through farm-ins and swaps with other industry participants. These efforts will be aided by our access to the 3-D MegaSurvey and North Sea Digital Atlas data, compiled by PGS Exploration (UK) Ltd, covering the continental shelves of the United Kingdom, Norway and the Netherlands to efficiently and effectively identify new exploration opportunities.

Endeavour International Corporation
Properties
At the end of 2007, our exploration portfolio consists of production licenses in the United Kingdom sector of the North Sea covering approximately 0.9 million gross acres, approximately 0.9 million gross acres in the Norwegian Continental Shelf, or NCS, and 0.2 million gross acres in Ireland. Within our acreage position, we have interests in licenses covering eight producing fields in the UK and two producing fields in Norway.
As of December 31, 2007, we had proved reserves of 20,246 MMcf of natural gas and 5,340 Mbbls of crude oil, condensate and NGLs, for a combined 8,713 MBOE. Sixty percent of our proved reserves are located in the UK at December 31, 2007, reflecting the Enoch and Talisman acquisitions in 2006. Those acquisitions are also responsible for the significant increases in reserves from 2005 to 2006.
As of December 31, 2007, we had the following producing licenses:

			Endeavour
			Working
Field Name	Country	Operator	Interest

Alba	United Kingdom	Chevron	2.25%
Bittern	United Kingdom	Shell	2.42%
Brage	Norway	Norsk Hydro	4.4%
Caledonia	United Kingdom	Chevron	2.83%
Enoch	United Kingdom	Talisman	8%
Goldeneye	United Kingdom	Shell	7.029%
Ivanhoe, Rob Roy, Hamish	United Kingdom	Hess	23.46%
Njord	Norway	Norsk Hydro	2.5%
Renee	United Kingdom	Endeavour	77.5%
Rubie	United Kingdom	Endeavour	40.78%
The Goldeneye field contributed approximately 51% of our 2007 production at 1,677 MBOE and a quarter of our proved reserves, 2,117 MBOE, at the end of the year. Goldeneye is predominately gas and represented over 90% of our gas production in 2007. The Njord and Alba fields each contributed approximately 10% of our 2007 production with 375 and 349 MBOE, respectively. These two fields each had approximately 15% of our proved reserves at December 31, 2007 with 1,277 and 1,220 MBOE at Alba and Brage, respectively. While the Njord field represented 2,242 MBOE of our proved reserves at December 31, 2007, its share of our production for 2007 was less 10%. With the completion of the gas export project at Njord in December 2007, Njord is expected to increase its production in 2008 thereby gaining a larger percentage of our total gas production.
Since our change in focus to the North Sea, we accumulated 31 exploration licenses in the UK, 16 exploration licenses in Norway and one in Ireland. Our undeveloped acreage covers 1.8 million gross acres, with approximately 45% each in the UK and Norway. Our previous successful exploration activities at Columbus and Cygnus continue to move forward in development plans and an appraisal well and sidetrack was drilled at the Columbus prospect during 2007. We expect our exploration efforts in 2008 to result in the drilling of at least five prospects.

Endeavour International Corporation
Reserves
For 2007, our proved oil and gas reserves were estimated by Netherland, Sewell & Associates, Inc. For 2006, our proved oil and gas reserves in the United Kingdom were also estimated by Netherland, Sewell & Associates, Inc. Our proved oil and gas reserves in Norway for 2006 and 2005 were estimated by independent reserve engineers.
Our internal technical staff, or those of the operator, evaluate all technical data available on each field including production data, wells logs, pressure data, petrophysical analysis, fluid properties, seismic data, mapping based on seismic interpretations and well control along with offset well data to estimate the reserves in place in the reservoir and ultimately estimate the quantity of remaining recoverable proved oil and gas reserves attributable to a specific property. We provide our analysis and data to our external reservoir engineers for their independent estimates using the SEC definitions of proved reserves. The external engineers then perform their own analysis of the same raw data including analysis of all production data, pressure data, well logs, petrophysical analysis, fluid analysis, seismic data and mapping based on that seismic data to determine their own reserves in place and ultimately estimate the quantity of proved oil and gas reserves attributable to a specific property.
Our proved oil and gas reserves at December 31, 2007, 2006, and 2005 included the following:

	Oil	Gas	Oil Equivalents
	(MBbls)	(MMcf)	(MBOE)
2007:
United Kingdom	3,284	11,812	5,252
Norway	2,056	8,434	3,461

	5,340	20,246	8,713

2006:
United Kingdom	4,566	17,172	7,428
Norway	1,186	7,673	2,465

	5,752	24,845	9,893

2005:
Norway	1,164	6,297	2,214
Planned Exploration and Development Expenditures
We anticipate spending approximately $90 million during 2008 to fund oil and gas exploration and development in the North Sea. An estimated $40 million will be allocated to drilling at least five exploration prospects in the North Sea. Approximately 60 percent of this exploration budget will be spent in Norway with the balance dedicated to drilling in the UK. In Norway, we expect to drill our first well as an operator with the Jade prospect on PL270 slated to begin drilling during the fourth quarter of 2008. The area is the site of the two Agat natural gas discoveries and the test will set out to identify additional reserves in support of commercial development. Most of the remaining exploratory wells are outside operated.
Some $20 million is expected to be spent for development drilling and facilities improvements to maintain maximum production levels. Another $30 million will fund our efforts in the UK to move the

Endeavour International Corporation
Cygnus and Columbus discoveries toward field development plans and for further exploitation of undeveloped reserves in the Renee field on Block 15/27.
The timing and order of this program will be determined by the completion of ongoing technical work, partner approvals and rig scheduling for individual prospects. We may increase or decrease our planned activities for 2008 or high grade our exploratory prospects, depending upon drilling results, potential acquisition candidates, product prices, the availability of capital resources, and other factors affecting the economic viability of such activities.
Executive Officers

Name	Age	Position

William L. Transier	53	Chief Executive Officer, President and Chairman of the Board of Directors
J. Michael Kirksey	52	Executive Vice President, Chief Financial Officer
Bruce H. Stover	59	Executive Vice President, Operations and Business Development
John G. Williams	58	Executive Vice President, Exploration
Robert L. Thompson	61	Senior Vice President, Chief Accounting Officer and Corporate Planning
The following is a brief summary of the business experience of each of the above-named individuals:
William L. Transier – Mr. Transier has served as our chief executive officer, president and chairman of the board since September 2006. Prior to that, he served as our co-chief executive officer and director since our founding in February 2004. From November 2003 to February 2004, Mr. Transier was a founder and co-chief executive officer of NSNV, Inc. From 1999 to 2003, Mr. Transier was executive vice president and chief financial officer for Ocean Energy, Inc., an oil and gas exploration and production company, prior to its merger with Devon Energy Corporation. Mr. Transier began his career in public accounting with KPMG LLP, an international audit and business strategy consulting firm, where he rose to the title of partner and headed its energy practice. Mr. Transier is a director of Reliant Energy Inc., Cal Dive International, Inc. and Helix Energy Solutions Group, Inc. He is a former chairman of the Natural Gas Supply Association, and former chairman of the Texas Department of Information Resources, having been appointed to that post by Texas Governor Rick Perry.
J. Michael Kirksey – Mr. Kirksey joined us on September 26, 2007. Mr. Kirksey has served as Chief Financial Officer from 2006 through 2007 for Sirva, Inc., a moving and relocation company located in Chicago, Illinois. From 2004 through 2005, Mr. Kirksey was employed as Chief Financial Officer for ION Geophysical Corporation, an oil and gas technical services company located in Houston, Texas. Mr. Kirksey was Chief Executive Officer from 2000 to 2002 and Chief Financial Officer from 1997 to 2000 of Metals USA, Inc., a distributor and service provider of metal and metal components located in Houston, Texas. Mr. Kirksey began his career at Arthur Andersen & Co., an international audit and business strategy consulting firm, where he spent 13 years.
Bruce H. Stover – Mr. Stover has served as our executive vice president, operations and business development since February 2004. From 1997 to 2003, Mr. Stover was senior vice president, worldwide business development for Anadarko Petroleum Corporation, an oil and gas exploration and production company. Mr. Stover joined Anadarko Petroleum Corporation in 1980 as chief engineer and in 1989 he was named president and general manager for Anadarko Algeria Corporation where he led the company’s start-up operations in Algeria. In 1993, he was named vice president, acquisitions and in 1997 that position evolved into vice president, worldwide business development. Mr. Stover began his career with

Endeavour International Corporation
Amoco Production Company, an oil and gas exploration and production company, in 1972. A member of the Society of Petroleum Engineers, he is active in a number of organizations at the University of Oklahoma including the Board of Visitors-College of Engineering, the Dean’s Advisory Board-School of Petroleum & Geological Engineering and the President’s Associates Council.
John G. Williams – Mr. Williams joined us on October 1, 2007. Mr. Williams has served as Exploration Vice President for Index Oil & Gas Inc. from August 2006 until September 2007. Index Oil & Gas Inc. is a Houston, Texas-based independent energy company. Prior to joining Index Oil & Gas Inc., Mr. Williams was with Conoco and then ConocoPhillips from 1980 until 2006, where he was Manager, Exploration Geoscience from 2003, and Global Chief Geophysicist prior to that.
Robert L. Thompson – Mr. Thompson has served as our vice president, chief accounting officer and corporate planning since March 2004; he was promoted to senior vice president on June 5, 2007. From 2001 to 2003 Mr. Thompson served as vice president and controller of Ocean Energy, Inc., an oil and gas exploration and production company, and from 2000 to 2001 Mr. Thompson served as senior consultant on finance and economics at Cambridge Energy Research Associates, an advisory firm focused on the energy industry. Mr. Thompson spent the majority of his career with Oryx Energy Company, an oil and gas exploration and production company, and its predecessors. His positions there included Director-Financial Analysis, Director-Business Planning and Acquisitions, and Controller and Vice President-Planning. Mr. Thompson is a certified public accountant.
Company History
Endeavour International Corporation (a Nevada corporation formed in 2000) is an independent oil and gas company engaged in the acquisition, exploration and development of energy reserves and, since February 26, 2004, we have been geographically focused in the North Sea. In 2003, our operations were focused on oil and gas properties in Louisiana, Mississippi and Oklahoma.
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
The transformed company, renamed Endeavour International Corporation, emerged with a business strategy firmly focused on exploration, production and development in the North Sea. Throughout 2004, we made significant strides in our goal to capitalize on opportunities in the North Sea. Simultaneous with the restructuring in February 2004, we completed a private offering of common stock for net proceeds of $46 million. This offering financed the initial transactions in the transformation and provided capital for us to proceed with our business plan for the remainder of 2004. Throughout 2004 and 2005, we sold all remaining U.S. oil and gas properties and our partnership interests in Thailand thereby optimizing the assets of our predecessor company in support of our North Sea drilling plans and strategy.
In November 2004, we purchased a 76.66% majority interest in OER oil AS (“OER”), a privately held Norwegian exploration and production company based in Oslo (the “OER Acquisition”). In January 2005, we purchased the remaining 23.34% interest in OER from twenty-four minority interest holders. Through this acquisition, we hold working interests in the Agat, Brage and Njord fields.

Endeavour International Corporation
In May 2006, we announced our largest acquisition to date – the Talisman Acquisition. On November 1, 2006, we completed this acquisition of all of the outstanding shares of Talisman Expro Limited for US $366 million, after purchase price adjustments and expenses. As a result of the Talisman Acquisition, we acquired interests in eight fields in the United Kingdom sector of the North Sea and over seven million BOE of proved reserves as of the closing date. The Talisman Acquisition was financed in four parts:
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
While working to complete and integrate these acquisitions, we also moved forward in our drilling program. During 2004 and 2005, we gained approval in the UK and Norway to act as an operator or licensee in both countries and began participating in the license round process. The award of licenses to us in 2004 in both the UK and Norway allowed us to initiate our multi-year drilling program using funds raised by issuing $81.25 million senior convertible notes in early 2005. We’ve also pursued various farm-in and license transfer opportunities to build acreage and potential and spread the risk of exploration drilling among multiple prospects. From 2005 through 2007, we participated in 25 wells, including five where we served as operator. Together with our partners, we have completed the development project at the Enoch field and a project to begin gas production at our Njord field. With the successful exploration drilling at Columbus and Cygnus, we are working on development plans of both projects and a successful appraisal well and sidetrack was drilled on the Columbus prospect in 2007.
Environmental
Endeavour was established on a commitment to find and develop energy resources in a manner that protects the health and safety of people and preserves the quality of the environment. Adhering to high performance standards in the areas of health, safety and the environment (“HSE”) is an integral part of the operations of the Company in its efforts to end each day “injury and incident free”.
Our operations in the UK portions of the North Sea are subject to numerous UK and European Union laws and regulations relating to environmental and safety. Environmental matters are addressed both before oil and gas production activities commence and during the exploration and production activities. Before a UK licensing round begins, the Department for Business, Enterprise & Regulatory Reform (the “DBERR”) (previously called the Department of Trade and Industry or “DTI”) will consult with various public bodies that have responsibility for the environment. Applicants for production licenses are required to submit a statement of the general environmental policy of the operator in respect of the contemplated license activities and a summary of its management systems for implementation of that policy and how those systems will be applied to the proposed work program. Additionally, the Offshore Petroleum Production and Pipelines (Assessment of Environmental Effects) Regulations 1999 require the Secretary of State to exercise his licensing powers under the UK Petroleum Act in such a way to ensure that an environmental assessment is undertaken and considered before consent is given to certain projects.
In the Norwegian portions of the North Sea, our operations are subject to the environmental and safety requirements of the Norwegian Petroleum Act 1996, as well as other laws and regulations. Our

Endeavour International Corporation
production licenses in Norway incorporate the environmental and safety requirements provided in the Norwegian Petroleum Act, and failure to comply with such requirements can result in the imposition of fines and penalties as well as the potential suspension or revocation of our authorizations to operate.
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
Significant Customers
Our oil sales are to a limited number of customers, each of which account for more than 10% of revenue: StatoilHydro and Shell International Trading and Shipping Company, Limited and our gas and natural gas liquids sales are to StatoilHydro, Shell UK Limited and Esso Exploration and Production UK Limited.
Employees
As of March 7, 2008, we have 60 full-time employees. We believe that we maintain good relationships with our employees, none of whom are covered by a collective bargaining agreement.
Offices
Our principal executive offices are located at 1001 Fannin Street, Suite 1600, Houston, Texas 77002, and our telephone number is (713) 307-8700. Most of our executive officers are located in our offices at 114 St. Martin’s Lane, London WC2N 4BE England. We also have offices in Aberdeen in the United Kingdom and Oslo, Norway.

Endeavour International Corporation
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
Financial Information about Segment and Geographical Areas
Our revenues and long-lived assets by geographic area is included in Note 18 to our consolidated financial statements and incorporated herein by reference.
Average Sales Prices and Production Costs by Geographical Area
Information on average sales prices and production costs by geographic area is included in Item 7 and incorporated herein by reference.
Item 1A. Risk Factors
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
Risks related to our business
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
We have limited control over the availability and cost of drilling rigs and other services and equipment which are necessary for us to carry out our exploration and development activities. Procuring a sufficient number of drilling rigs is expensive and difficult as the market for such rigs is highly competitive. The cost of all oil field services has increased significantly during the past year as oil and gas companies have sought to increase production. There is no assurance that we will be able to contract for such services or equipment on a timely basis or that the cost of such services and equipment will remain at a satisfactory or affordable level. Shortages or the high cost of drilling rigs, equipment, supplies or personnel could delay or adversely affect our exploration and development operations, which could have a material adverse effect on business, financial condition or results of operations.
Market conditions, the unavailability of satisfactory oil and natural gas transportation or the location of our drilling operations may hinder our access to oil and gas markets, or delay production or increase our expenses. The availability of a ready market for oil and gas production depends on a number of factors,

Endeavour International Corporation
including the demand for and supply of oil and gas and the proximity of reserves to pipelines and terminal facilities.
Our debt level could negatively impact our financial condition, results of operations and business prospects.
As of December 31, 2007, we had $266 million in outstanding indebtedness. Our level of indebtedness could have important consequences on our operations, including:
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
We have outstanding $81.25 million of 6.00% convertible senior notes due 2012. Upon specified change of control events, each holder of those notes may require us to purchase all or a portion of the holder’s notes at a price equal to 100% of the principal amount, plus accrued and unpaid interest, if any, up to but excluding the date of purchase, plus in certain circumstances, a makewhole premium. In early 2008, under a private offering, we issued $40 million of 11.5% guaranteed convertible bonds due 2014 to a company controlled by the Smedvig family office of Norway. If we undergo a “change of control” the holders of these bonds have the right, subject to certain conditions, to redeem the bonds and accrued interest.
At December 31, 2007, we also have outstanding $110 million under a Secured Revolving Loan and a Letter of Credit Facility Agreement. An additional $75 million, outstanding under a Second Lien Credit and Guarantee Agreement, was repaid in January 2008. At the same time, we also borrowed $25 million under a Junior Facility Agreement (together, the “Debt Agreements”). Upon specified change of control events, each lender under the Debt Agreements may cancel the facility and declare outstanding loans, plus accrued and unpaid interest, outstanding letters of credit and other outstanding fees, if any, due and payable. We cannot assure you we would have sufficient financial resources to purchase the notes for cash or repay the lenders under our Debt Agreements upon the occurrence of a change of control. In addition, events involving a change of control may result in an event of default under other debt we may incur in the future.

Endeavour International Corporation
Variable rate indebtedness subjects us to interest rate risk, which could cause our debt service obligations to increase significantly.
Certain of our borrowings, primarily borrowings under our bank facilities, are at variable rates of interest and expose us to interest rate risk. If interest rates increase, our debt service obligations on the variable rate indebtedness would increase even though the amount borrowed would remain the same, and our net income would decrease. A 0.25% change in interest rates would result in a $0.4 million change in our annual interest expense.
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
We may not have an adequate amount of financial resources to adequately fund all of our development and exploration projects. In the past, we have relied on operating cash flows, credit facility borrowings and the sale of our debt and equity securities to fund the acquisition, exploration and development of our petroleum properties. We may need to raise additional capital to continue funding these projects and to have the ability to fund additional projects. We cannot assure you that additional funding will be available to us for exploration and development of our projects or to fulfill our obligations under any agreements. We also cannot assure you that we will be able to generate sufficient operating cash flow or obtain adequate financing in the future or that the terms of any such financing will be favorable. Failure to generate such additional operating cash flow or obtain such additional financing could result in delay, postponement or cancellation of further exploration and development of our projects or the loss of our interest in our prospects. We expect to incur substantial expenditures in connection with our oil and gas exploration, development and production activities which may be in excess of operating cash flows and may require us to seek external sources of capital in the future.

Endeavour International Corporation
Competition for oil and gas properties and prospects is intense and some of our competitors have larger financial, technical and personnel resources that give them an advantage in evaluating, obtaining and developing properties and prospects.
We operate in a highly competitive environment for reviewing prospects, acquiring properties, marketing oil and gas and securing trained personnel. Many of our competitors are major or independent oil and gas companies that have longer operating histories in this region and employ superior financial resources which allow them to obtain substantially greater technical and personnel resources and which better enable them to acquire and develop the prospects that they have identified. We also actively compete with other companies when acquiring new leases or oil and gas properties. Our relatively small size could adversely affect our ability to obtain new licenses in the future. Specifically, competitors with greater resources than our own can have certain advantages that are particularly important in reviewing prospects and purchasing properties. Competitors may be able to evaluate, bid for and purchase a greater number of properties and prospects than our financial or personnel resources permit. Competitors may also be able to pay more for productive oil and gas properties and exploratory prospects than we are able or willing to pay. If we are unable to compete successfully in these areas in the future, our future revenues and growth may be diminished or restricted.
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

Endeavour International Corporation
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
As a result of mergers and acquisitions, at December 31, 2007 we had approximately $283 million of goodwill on our balance sheet. Goodwill is not amortized, but instead must be tested at least annually for impairment by applying a fair-value-based test. Goodwill is deemed impaired to the extent that its carrying amount exceeds the fair value of the reporting unit. Although our latest tests indicate that no

Endeavour International Corporation
goodwill impairment is currently required, future deterioration in market conditions could lead to goodwill impairments that could have a substantial negative effect on our profitability.
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

Endeavour International Corporation
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
We expect to incur obligations to abandon and decommission certain structures in the North Sea. To date the industry has little experience of removing oil and gas structures from the North Sea. Few of the structures in the North Sea have been removed. Certain groups have been established to study issues relating to decommissioning and abandonment and how the costs will be borne. Because experience is limited, we cannot precisely predict the costs of any future decommissions for which we might become obligated.
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

Endeavour International Corporation
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
Oil and gas exploration, development and production are subject to various types of regulation by local, state and national agencies. Regulations and laws affecting the oil and gas industry are comprehensive and under constant review for amendment and expansion. These regulations and laws carry substantial penalties for failure to comply. The regulatory burden on the oil and gas industry increases our cost of doing business and, consequently, adversely affects our profitability. In addition, competitive conditions may be substantially affected by various forms of energy legislation and/or regulation considered from time to time by the governments and/or agencies thereof.
We are dependent on our executive officers and need to attract and retain additional qualified personnel.
Our future success depends in large part on the service of our executive officers. The loss of these executives could have a material adverse effect on our business. Although we have employment agreements with certain of our executive officers, there can be no assurance that we will have the ability to retain their services. Further, we do not maintain key-person life insurance on any executive officers.
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
In September 2005, we, our chief executive officer, the vice chairman of the board of directors and one of our directors, received subpoenas from the Philadelphia District office of the SEC in a matter captioned In the Matter of TriMedia Entertainment Group, Inc. requesting the provision of certain documents and information relating to us, TriMedia and a number of other companies and individuals. At one time, we had an investment in TriMedia. This interest was transferred as part of our restructuring that occurred in February 2004, described elsewhere in this Form 10-K. As part of the restructuring, our current management became affiliated with our company, and the company’s name was changed to Endeavour International Corporation. Endeavour intends to cooperate with the SEC in providing documents and information. The SEC advised us that its request was in connection with a confidential private investigation and that its request should not be construed as an indication that we or any other person or entity has violated any law. We have cooperated with the SEC and provided documents and information to the SEC. We believe that neither we nor any of our current officers or directors have engaged in any wrongful conduct and we do not anticipate that the SEC will make any allegations to that effect. We do not believe that the costs to be incurred by us in connection with the investigation will materially affect us. However, we are unable to predict the outcome of the investigation or whether it could have an impact on us or our operations.
Risks relating to our common stock
The trading price of our common stock may be volatile.
Smaller capitalized companies like ours often experience substantial fluctuations in the trading price of their securities. The trading price of our common stock has from time to time fluctuated significantly and in the future may be subject to similar fluctuations. The trading price may be affected by a number of

Endeavour International Corporation
factors, including those set forth herein, as well as our operating results, financial condition, announcements or drilling activities, general conditions in the oil and gas exploration and development industry, and other events or factors, some of which may be unrelated to our performance or prospects or to conditions in the industry as a whole.
There is a limited market for our common stock.
Our common stock is traded on the American Stock Exchange and the London Stock Exchange. Historically, there has not been an active trading market for a significant volume of our common stock. We are not certain that an active trading market for our common stock will develop, or if such a market develops, that it will be sustained, which may make it more difficult for you to sell your shares of common stock in the future.
If we, our existing stockholders or holders of our securities that are convertible into shares of our common stock sell additional shares of our common stock, the market price of our common stock could decline.
The market price of our common stock could decline as a result of sales of a large number of shares of common stock in the public market or the perception that such sales could occur. These sales, or the possibility that these sales may occur, might make it more difficult for us to sell equity securities in the future at a time and at a price that we deem appropriate.
As of March 7, 2008, we had approximately 127.5 million shares of common stock outstanding. Of those shares, approximately 4.3 million shares are restricted shares subject to vesting periods of up to three years. The remainder of these shares are freely tradable.
In addition, approximately 5.9 million shares are issuable upon the exercise of presently outstanding stock options under our employee incentive plans, 1.3 million shares are issuable upon the exercise of presently outstanding options and warrants outside our employee incentive plans, 16.2 million shares are issuable upon the conversion of our convertible senior notes due 2012 and 50.0 million shares are issuable upon conversion of the Series C Preferred Stock, based upon the conversion price of $2.50, and 17.2 million shares are issuable upon conversion of the 11.5% convertible bonds issued January 2008, based on a conversion price of $2.36.
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

Endeavour International Corporation
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
Item 1B. Unresolved Staff Comments
None.
Item 2. Properties
Drilling Statistics
A well is considered productive for purposes of the following table if it justifies the installation of permanent equipment for the production of oil or gas. The information should not be considered indicative of future performance, nor should it be assumed that there is necessarily any correlation between the number of productive wells drilled, quantities of reserves found or economic value. The following table shows the results of the oil and gas wells in which we participated, drilled and tested during 2007, 2006 and 2005:

Endeavour International Corporation

	Productive Wells		Dry Holes		In Progress Wells
	Gross	Net	Gross	Net	Gross	Net

Exploration
2007:
United Kingdom	2	0.50	3	0.75	—	—
Norway	2	0.05	1	0.04	—	—

2006:
United Kingdom	2	0.38	1	0.10	—	—

2005:
United Kingdom	—	—	4	1.5	—	—

Development
2007:
United Kingdom	1	0.02	—	—	—	—
Norway	3	0.13	1	0.04	—	—

2006:
Norway	2	0.05	—	—	1	0.04

2005:
Norway	2	0.07	1	0.03	1	0.03
We do not own any drilling rigs, and all of our drilling activities are conducted by independent drilling contractors.
Productive Well Summary
At December 31, 2007, our productive wells included the following:

	Oil		Gas
	Gross	Net	Gross	Net

United Kingdom	42	2.67	5	0.35
Norway	38	1.04	—	—

Total	80	3.71	5	0.35

Endeavour International Corporation
Acreage
The following table sets forth certain information regarding our developed and undeveloped acreage as of December 31, 2007 in the areas indicated.

	Developed		Undeveloped
	Gross	Net	Gross	Net
United Kingdom	95,209	13,765	828,587	298,969
Norway	80,665	2,700	804,686	295,923
Ireland	—	—	172,797	34,559

Total	175,874	16,465	1,806,070	629,451

As of December 31, 2007, we had approximately 189,000, 199,000 and no net acres that are scheduled to expire by December 31, 2008, 2009 and 2010, respectively, if we take no action to continue the term through operational or administrative actions. We currently have plans to continue the terms of various licenses through operational or administrative actions and do not expect a significant portion of our net acreage position to expire before such actions occur.
Subsequent to December 31, 2007 we were awarded two production licenses in Norway with total gross acreage of 538,000 acres.
Sales Volumes and Prices
Information regarding our annual average sales volumes, sales prices and average production costs is contained in Item 7 of this Form 10-K. Additional detail of production costs is contained in the Supplemental Information under Item 8 of this Form 10-K.
Reserves
Our estimates of proved reserves, proved developed reserves and proved undeveloped reserves at December 31, 2007, 2006 and 2005 and changes in proved reserves during the last three years are contained in the Supplemental Information under Item 8 of this Form 10-K.
Item 3. Legal Proceedings
None.
Item 4. Submission of Matters to a Vote of Security Holders
None.

Endeavour International Corporation
Part II
Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
Our common stock currently trades on the American Stock Exchange under the symbol “END” and on the London Stock Exchange under the symbol “ENDV”. The following table sets forth the range of high and low prices per share of our common stock for each of the calendar quarters identified below as reported by the American Stock Exchange. These quotations represent inter-dealer prices, without retail mark-up, markdown or commission, and may not represent actual transactions.

	2007		2006
	High	Low	High	Low

First Quarter	$2.37	$1.97	$3.79	$2.75
Second Quarter	2.25	1.33	3.80	2.10
Third Quarter	1.53	0.95	3.19	2.28
Fourth Quarter	1.45	1.05	2.68	2.01

Holders
As of March 7, 2008, the number of holders of record of our common stock was 177. We believe that there are a number of additional beneficial owners of our common stock who hold such shares in street name.
Dividends
We have not paid any cash dividends on our common stock to date, and have no intention of declaring or paying any cash dividends on our common stock in the foreseeable future. Our Series B Preferred Stock is subject to a cumulative 8% dividend. Unless the full amount of the foregoing dividends is paid in full, we cannot declare or pay any dividend on our common stock. The declaration and payment of dividends is subject to the discretion of our Board of Directors and to certain limitations imposed under Nevada corporate laws. The timing, amount and form of dividends, if any, will depend on, among other things, our results of operations, financial condition, cash requirements and other factors deemed relevant by our Board of Directors.
In November 2006, we issued the Series A Convertible Preferred Stock which was converted into the Series C Convertible Preferred Stock in December 2006. Dividends on the Series C Convertible Preferred Stock are payable in cash, or common stock if we are unable to pay such dividends in cash, and any dividends will be paid to the preferred stock investors prior to payment of any other dividend on any other shares of our capital stock. We will pay a cumulative dividend on the Series C Convertible Preferred Stock equal to 8.5% per annum of the original issue price (compounded quarterly) if paid in cash and 8.92% per annum of the original issue price (compounded quarterly) if paid in stock (the “Original Dividend Rate”). The Series C Convertible Preferred Stock also participates on an as-converted basis with respect to any dividends paid on the common stock. We paid the Series C Convertible

Endeavour International Corporation
Preferred Stock dividends in common stock until the dividends paid for the fourth quarter of 2007 which were paid in cash.
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

Selected Financial Data (1)
(Amounts in thousands, except per share data)	Year Ended December 31,
	2007	2006	2005	2004	2003

Revenues	$176,064	$54,131	$38,656	$3,663	$27
Operating Profit (Loss)	38,292	(4,374)	(28,089)	(15,492)	(31,922)
Net Loss to Common Shareholders	(60,315)	(8,829)	(31,531)	(23,372)	(36,829)
Net Loss Per Common Share – Basic and Diluted	(0.49)	(0.10)	(0.42)	(0.37)	(1.18)

Summary Balance Sheet Data:
Working Capital	37,198	47,431	49,638	4,699	(6,051)
Total Assets	747,623	774,470	186,966	101,737	12,582
Debt	266,250	306,250	81,250	2,150	—
Convertible Preferred Stock	125,000	125,000	—	—	—
Equity	70,149	116,828	40,344	56,972	3,181

(1)	Includes the following:
•	acquisition of Talisman Expro Limited in November 2006;

•	acquisition of working interests in the Enoch and Bacchus prospects in 2006;

•	disposition of Thailand assets in 2005;

•	acquisition of Norwegian assets in November 2004 and January 2005;

•	disposition of all U.S. assets in 2004;

•	acquisition of NSNV, Inc. in 2004;

•	acquisition of various U.S. assets in 2003; and

Endeavour International Corporation
•	unrealized gains (losses) on commodity derivatives of $(89.1) million and $34.5 million in 2007 and 2006, respectively.
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
Overview
We are an international oil and gas exploration and production company focused in the North Sea. To date, we have invested a significant amount of our resources on various development, acquisition and exploration projects. Over the last several years, we have used three acquisitions to build our base of production, proved reserves and cash flow – Norwegian assets in late 2004 and an interest in the Enoch field and eight fields in the UK from Talisman in 2006. With the completion of these acquisitions, we had a large base of production and cash flow at the end of 2006 that provided our first opportunity to operate producing assets. Initial production from the Enoch field in mid 2007 further added to our production and cash flows from the UK. The significant trends in the financials represent the impacts and timing of these acquisitions and the related financing, tax and derivative impacts.
While we have grown through acquisitions, we have also maintained a focus on exploration and development programs. 2005 saw the start of our exploration drilling program. Each year we have participated in the licensing round process in the UK and Norway and pursued farm-in opportunities in order to build our exploration portfolio. The success of the Columbus and Cygnus exploration activities in 2006 and the purchase of Enoch allowed us to move into development activities in late 2006. We initiated appraisal drilling at the Columbus prospect in 2007 that proved successful and completed development activities at the Enoch field to allow the commencement of production in mid 2007.
Key items in our drilling and operations in the last three years:
•	Exploration – During the last three years, we’ve drilled fifteen exploration wells with four successes in the UK and two in Norway, including:
o	Cygnus – The first of our wells in our 2006 drilling program, the Cygnus prospect, was spud in early February 2006 in the UK sector of the North Sea. The well has successfully tested as a gas discovery and is located within close proximity to several potential

Endeavour International Corporation
transportation routes. We continue to work toward completing the development plan with the other interest owners in the prospect.

o	Columbus – In 2006, we drilled the Columbus exploratory prospect in the Central Graben region of the North Sea. We served as operator of the well. In December 2006, we completed successful testing of the well. In 2007, we drilled an appraisal well and its sidetrack effectively confirming the presence of gas/condensate bearing sands. The well is now suspended for possible use in the development of the field. Information obtained from the drilling will be used to further advance development studies, an optimum reservoir depletion scheme and export plans to nearby infrastructure.
•	Enoch – We completed the development program and began initial production in mid 2007.

•	Producing assets – At the end of 2007, we completed a project designed to begin gas production at the Njord field. Production from Goldeneye has continued at levels in above our expectations, indicating the quality of this large gas field. Development drilling has been ongoing at Njord, Brage and Alba to maintain production levels.
Results of Operations
Cash flow provided by (used in) operations was $128.5 million in 2007 versus $(14.1) million in 2006 and $28.0 million in 2005. Discretionary cash flow was $113.0 million in 2007 compared to $10.7 million and $6.3 million in 2006 and 2005, respectively. This significant increase in discretionary cash flow allowed us to repay $40 million in debt while spending $88 million in capital expenditures 2007.
Net loss for 2007 was $60.3 million, or $0.49 per share, reflecting the significant unrealized loss on the mark-to-market of commodity derivatives. For 2006 and 2005, net loss was $8.8 million and $31.5 million, respectively, or $0.10 per share and $0.42 per share, respectively. The net loss for 2006 reflects a significant unrealized gain on the mark-to-market of commodity derivatives. Net loss as adjusted for 2007 would have been $10.9 million or $0.09 per share without the effect of derivative transactions and currency impacts of deferred taxes as compared to net loss as adjusted of $21.3 million or $0.25 per share in 2006 and net loss as adjusted of $33.4 million or $0.45 per share in 2005. Adjusted EBITDA increased to $124.1 million in 2007 from $9.2 million and $8.1 million in 2006 and 2005, respectively.
In connection with the Talisman Acquisition, we entered into various oil and gas derivative instruments to stabilize cash flows from the acquired assets and satisfy certain obligations under the financing agreements that funded the acquisition. Hedge accounting has not been elected for these instruments resulting in the application of mark-to-market accounting — effectively pulling forward into current periods the non-cash gains and losses from commodity price fluctuations relating to all future delivery periods. When we entered into these contracts, they covered nearly 5.2 million BOE beginning in 2007 and running through 2011 at a weighted average price of $68.35. As both oil and gas prices fell from the date we entered into the contracts through December 31, 2006, we recorded an unrealized gain of $34.5 million reflecting the decline in future commodity prices through 2011. However, in 2007, commodity price changes reversed their 2006 declines, continuing to increase to record levels in the case of oil. With oil prices reaching nearly $100 per barrel and gas prices recovering to levels close to our original contract prices, we recorded an $89.1 million unrealized loss in 2007 on contract volumes through 2011. In 2007, we did receive $12.0 million in cash on the settlement of instruments that closed during 2007. We will continue to have fluctuations in net earnings each period as commodity prices fluctuate based on all remaining unsettled contracts at the end of each period. See Note 7 to the consolidated financial statements for additional information on these derivatives.

Endeavour International Corporation
Revenues, Production and Operating Costs
Revenues increased from 2005 to 2006 and again to 2007 due to higher market prices and the significant impact of our acquisitions discussed above. For 2007, 2006 and 2005, we had production of approximately 9,000 BOE per day, 2,800 BOE per day and 2,100 BOE per day, respectively. Our revenues are sensitive to changes in prices received for our products. Our production is sold at prevailing market prices which fluctuate in response to many factors that are outside of our control. Given the current tightly balanced supply-demand market, small variations in either supply or demand, or both, can have dramatic effects on prices we receive for our oil and natural gas production. While the market price received for oil and natural gas varies among geographic areas, oil trades in a worldwide market, whereas natural gas, which has a limited global transportation system, is subject to local supply and demand conditions. Consequently, price movements for all types and grades of crude oil generally move in the same direction. Natural gas prices in the North Sea have been influenced by fuel prices around the world with crude oil and coal reaching all time highs. These prices are also impacted by European gas supplies, particularly deliveries from Russian gas supplies. In addition, regional supply and demand issues affect gas prices. The majority of our natural gas is sold in the UK market. Market prices for both oil and natural gas were at historically high levels during 2006 and oil prices continued their high levels throughout much of 2007. North Sea gas prices declined in the first quarter of 2007 but recovered in the second half of the year and have remained strong.
Total operating costs increased from 2005 through 2007 as a result of the acquisitions discussed above. Operating costs per BOE declined for 2006 and 2007 due to the lower operating costs per BOE for our acquired UK properties.
The following table shows our annual average sales volumes, sales prices and average production costs.

Endeavour International Corporation

	Year Ended December 31,
	2007	2006	2005

Production (1):
Oil and condensate sales (Mbbl):
United Kingdom	1,274	209	—
Norway	519	508	726
Total	1,793	717	726

Gas sales (MMcf):
United Kingdom	8,556	1,539	—
Norway	328	203	184
Total	8,884	1,742	184

Total sales (MBOE)
United Kingdom	2,700	466	—
Norway	574	542	756
Total	3,274	1,008	756

BOE per day	8,969	2,760	2,072

Realized Prices (2):
Oil and condensate price ($ per Bbl)
Before commodity derivatives	$67.11	$60.51	$54.92
Effect of commodity derivatives	(2.13)	(7.63)	(3.18)
Realized prices including commodity derivatives	$64.98	$52.88	$51.74

Gas price ($ per Mcf)
Before commodity derivatives	$6.27	$9.30	$6.06
Effect of commodity derivatives	1.79	—	—
Realized prices including commodity derivatives	$8.06	$9.30	$6.06

Equivalent oil price ($ per BOE)
Before commodity derivatives	$53.78	$59.15	$54.17
Effect of commodity derivatives	3.68	(5.43)	(3.05)
Realized prices including commodity derivatives	$57.46	$53.72	$51.12

Operating Statistics:
Operating costs ($ per BOE) (3)	$12.56	$15.45	$15.86
G&A costs ($ per BOE)	$6.07	$21.76	$24.10
Production per employee (MBOE per employee)	54	17	15

(1)	We record oil revenues on the sales method, i.e. when delivery has occurred. Actual production may differ based on the timing of tanker liftings. We use the entitlements method to account for sales of gas production. Our physical daily production was approximately 9,300 BOE, 2,900 BOE and 2,000 BOE for 2007, 2006 and 2005, respectively.

(2)	The average sales prices include gains and losses for derivative contracts we utilize to manage price risk related to our future cash flows.

Endeavour International Corporation

(3)	Operating costs are costs incurred to operate and maintain our wells and related equipment and include cost of labor, well service and repair, location maintenance, power and fuel, transportation, cost of product and production related general and administrative costs.
DD&A and Impairment of Oil and Gas Properties
DD&A expense increased through each successive year as a result of the acquisitions discussed above. In addition, DD&A for 2006 includes $1.2 million related to the impairment of our intangible asset. During 2006 and 2005, we recorded $0.8 million and $27.1 million, respectively, in impairment of oil and gas properties related to four exploratory wells.
General and Administrative Expenses
With our expanded operations, we had 61 employees at December 31, 2007, 58 employees at December 31, 2006 and 51 employees at December 31, 2005. G&A expenses decreased to $19.9 million during 2007 as compared to $21.9 million for 2006. These decreases resulted from changes in non-cash stock-based compensation as a result of the final vesting of inducement grants given in 2004 upon the formation of Endeavour and current year forfeitures. The decreases were partially offset by increased compensation expense, accounting, legal and tax consulting fees and occupancy costs. The compensation expense increase reflects additional payroll taxes and salary expense related to increases in staffing. Occupancy costs increased due to additional office space related to in four locations, while property acquisitions furthered the increase in accounting, legal and tax consulting fees. G&A expenses increased to $21.9 million during 2006 as compared to $18.2 million in 2005 primarily due to increases in compensation expenses as staffing increased, partially offset by related increases in capitalized employee costs. Our G&A expenses per MBOE have continued to decline as we have been able to absorb the various acquisition assets without a corresponding increase in the number of employees. Components of G&A expenses for these periods are as follows:

(Amounts in thousands, except per BOE data)	Year Ended December 31,
	2007	2006	2005

Compensation	$14,407	$13,027	$9,742
Consulting, legal and accounting fees	6,440	4,989	5,235
Occupancy costs	1,364	845	1,070
Other expenses	1,321	2,342	2,273

Total gross cash G&A expenses	23,532	21,203	18,320

Non-cash stock-based compensation	4,968	11,573	7,908
Fair market value adjustment of stock options – non-cash	—	—	(555)

Total gross non-cash G&A expenses	4,968	11,573	7,353

Gross G&A expenses	28,500	32,776	25,673

Less: capitalized G&A expenses	(8,622)	(10,852)	(7,450)

Net G&A expenses	$19,878	$21,924	$18,223

Endeavour International Corporation
Interest Expense and Other
Interest expense increased to $18.7 million in 2007, reflecting the full year of the various debt instruments issued to fund the Talisman Acquisition. Interest expense increased to $7.9 million for 2006 versus only $4.3 million in 2005 due to the issuance of the borrowing base facility and the second lien term loan in late 2006. Interest income results from our investments of excess cash in short-term commercial paper and money market accounts. Interest income during 2005 is primarily due to receipt of funds from the issuance of our 6% convertible debt in early 2005.
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
Other income (expense) for 2006 includes $3.8 million in financing costs paid in connection with the Talisman Acquisition and $1.8 million impairment of long-term marketable securities with the remainder primarily representing foreign currency exchange losses. Other income (expense) for 2005 was primarily foreign currency exchange gains.

Endeavour International Corporation
Income Taxes
The following summarizes the components of tax expense (benefit):

			The
(Amounts in thousands)	UK	Norway	Netherlands	U.S.	Total

Year Ended December 31, 2007
Net income (loss) before taxes	$(68,704)	$10,727	$6,584	$(6,864)	$(58,257)

Current tax expense (benefit)	2,898	562	289	(3)	3,746
Deferred tax expense (benefit)	(27,430)	8,951	711	—	(17,768)
Foreign currency losses on deferred tax liabilities	1,328	3,514	—	—	4,842

Total tax expense (benefit)	(23,204)	13,027	1,000	(3)	(9,180)

Net income (loss) after taxes	$(45,500)	$(2,300)	$5,584	$(6,861)	$(49,077)

Year Ended December 31, 2006
Net income (loss) before taxes	$33,275	$4,375	$13	$(20,588)	$17,075

Current tax expense	1,837	9,014	69	(45)	10,875
Deferred tax expense	10,105	(1,840)	—	—	8,265
Foreign currency losses on deferred tax liabilities	2,904	1,869	—	—	4,773

Total tax expense	14,846	9,043	69	(45)	23,913

Net income (loss) after taxes	$18,429	$(4,668)	$(56)	$(20,543)	$(6,838)

Year Ended December 31, 2005
Net income (loss) before taxes	$(31,396)	$14,057	$(17)	$(2,956)	$(20,312)

Current tax expense	—	7,770	—	48	7,818
Deferred tax expense	—	5,067	—	—	5,067
Foreign currency losses on deferred tax liabilities	—	(1,824)	—	—	(1,824)

Total tax expense	—	11,013	—	48	11,061

Net income (loss) after taxes	$(31,396)	$3,044	$(17)	$(3,004)	$(31,373)

After the closing of our acquisition of the Enoch field and the Talisman Acquisition in the UK in 2006, our income tax expense relates primarily to operations in the UK and Norway. During 2007, we incurred taxes in all of the jurisdictions in which we do business, except for the United States (U.S.), whereas in 2006, we incurred taxes only on our Norwegian operations. After closing the Talisman Acquisition, we began recording tax expense (benefit) for our UK operations and removed the valuation allowances previously recorded. The change in income taxes from an expense of $11.1 million to an expense of $23.9 million for 2005 and 2006, respectively, is primarily the result of the establishment of a tax paying position in the UK upon closing the acquisitions and the effect of foreign currency changes on the deferred tax liabilities. The change in income taxes from an expense of $23.9 million in 2006 to a benefit of $9.2 million in 2007 resulted from the impact of the mark–to– market changes on our derivatives and the activity of our UK operations. At December 31, 2007, we had net operating loss carryforwards of $48 million in the U.S. and $46 million corporate tax net operating loss carryforwards and $29 million special corporate tax net operating loss carryforwards in the U.K.

Endeavour International Corporation
In 2007, 2006 and 2005, we have not recorded any income tax benefits in the U.S. as there was no assurance that we could generate any U.S. taxable earnings, resulting in a full valuation allowance of deferred tax assets generated. In addition, we have not recorded any income tax benefits in the UK or The Netherlands during 2005 as there was no assurance that we could generate any taxable earnings, resulting in full valuation allowances.
As our deferred tax liabilities in the UK, the Netherlands and Norway are denominated in their respective currencies, we revalue those deferred tax liabilities to the applicable foreign currency exchange rate at the end of each period. Those foreign currency gains and losses are included in income tax expense.
Liquidity and Capital Resources

(Amounts in thousands)	December 31, 2007	December 31, 2006

Cash	$16,440	$39,814
Restricted cash	22,000	1,867
Long-term debt	(266,250)	(303,840)

Debt, net of cash	$(227,810)	$(262,159)

	Year Ended December 31,
(Amounts in thousands)	2007	2006	2005

Net cash provided by (used in):
Operating activities	$128,506	$(14,100)	$27,962
Investing activities	$(108,140)	$(427,118)	$(34,972)
Financing activities	$(43,740)	$403,369	$75,411

We have historically funded our operations and acquisitions through issuances of debt and equity securities. Significant issuances and repayments of debt and equity, as well as the uses of the proceeds, in 2007, 2006 and 2005 were as follows:
•	repaid net $40 million of our senior debt facility

•	in the fourth quarter of 2006 in conjunction with the Talisman Acquisition, we issued
•	37.8 million shares of common stock for $89 million in gross proceeds,

•	125,000 shares of Series C Convertible Preferred Stock for $125 million in gross proceeds,

•	$150 million in a borrowing base debt facility, before financing costs of $3.2 million, and

•	$75 million in a second lien term loan, before financing costs of $2.6 million, to acquire producing properties in the UK;
•	in May 2006, we completed the $11.6 million purchase for cash of an eight percent interest in the Enoch field;

•	in the first quarter of 2005, we completed the issuance of $81.25 million in senior convertible notes due 2012; and

•	in January 2005, we purchased the remaining minority interest in OER for an aggregate consideration paid of $10.7 million, which was approximately $1.4 million in cash and 2.2 million shares of our common stock.

Endeavour International Corporation
As previously discussed, we also sold our partnership interests in Thailand to a private entity for net proceeds of approximately $19 million in 2005.
See Note 10 to the Consolidated Financial Statements for additional discussion of our debt.
The increased revenues generated by a full year of operations of our acquired assets were primarily responsible for the cash flows provided by operations of $128.5 million for 2007 versus the $14.1 million used by operations in 2006. Cash flows used by operating activities were $14.1 million for 2006 as compared to cash flows provided by operating activities of $28.0 million for 2005 primarily due to higher interest expense in 2006 as discussed above and the changes in assets and liabilities between the two periods, partially offset by the higher revenues from the assets acquired in the Talisman Acquisition.
Non-GAAP Measures
Net income can be significantly affected by various non-cash items, such as unrealized gains and losses on our commodity derivatives, currency impact of long-term liabilities and deferred taxes. Given the significant impact that non-cash items may have on our net income, we use various measures in addition to net income, including non-financial performance indicators and non-GAAP measures as key metrics to manage our business. These key metrics demonstrate the company’s ability to maintain or grow production levels and reserves, internally fund capital expenditures and service debt as well as provide comparisons to other oil and gas exploration and production companies. These measures include, among others, debt and cash balances, production levels, oil and gas reserves, drilling results, discretionary cash flow, adjusted earnings before interest, taxes, depreciation, depletion and amortization (“Adjusted EBITDA”) and adjusted net income.
Net Income (Loss) as Adjusted, Adjusted EBITDA and Discretionary Cash Flow are internal, supplemental measures of our performance that are not required by, or presented in accordance with, generally accepted accounting principles (GAAP). We use these non-GAAP measures as internal measures of performance and to aid in our budgeting and forecasting processes. We view these non-GAAP measures, and we believe that others in the oil and gas industry view these, or similar, non-GAAP measures, as commonly used analytic indicators to compare performance among companies. We further believe that these non-GAAP measures are frequently used by securities analysts, investors, and other interested parties in the evaluation of issuers, many of which present these measures when reporting their results. We believe these non-GAAP measures provide useful information to both management and investors to gain an overall understanding of our current financial performance and provide investors with financial measures that most closely align to our internal measurement processes. Since the application of mark-to-market accounting has the effect of pulling forward into current periods non-cash gains and losses related to commodity derivatives relating to future delivery periods, analysis of results of operations from one period to another can be difficult. We believe that excluding these unrealized non-cash gains and losses related to commodity derivatives and currency exchange changes provides a more meaningful representation of our economic performance in the reporting period and is therefore useful to us, investors, analysts and others in facilitating the analysis of our results of operations from one period to another. These measures should not be considered as measures of financial performance under GAAP, and the items excluded from these measures are significant components in understanding and assessing financial performance.
These non-GAAP measures should not be considered in isolation or as an alternative to net income, operating income, or any other performance measures derived in accordance with GAAP or as alternatives to cash flows generated by operating, investing or financing activities as a measure of our liquidity. Because Net Income (Loss) as Adjusted, Adjusted EBITDA and Discretionary Cash Flow are

Endeavour International Corporation
not measurements determined in accordance with GAAP and thus susceptible to varying calculations, Net Income (Loss) as Adjusted, Adjusted EBITDA and Discretionary Cash Flow as presented may not be comparable to other similarly titled measures of other companies.
Net Income (Loss) as Adjusted, Adjusted EBITDA and Discretionary Cash Flow have limitations as an analytical tool, and you should not consider these measures in isolation, or as a substitute for analysis of our financial statement data presented in the consolidated financial statements as reported under GAAP. For example, Net Income (Loss) as Adjusted, Adjusted EBITDA and Discretionary Cash Flow may not reflect:
•	our cash expenditures, or future requirements, for capital expenditures or contractual commitments;

•	changes in, or cash requirements for, our working capital needs;

•	unrealized gains (losses) on derivatives;

•	non-cash foreign currency gains (losses);

•	our interest expense, or the cash requirements necessary to service interest and principal payments on our debts;

•	our preferred stock dividend requirements; and

•	depreciation, depletion and amortization.
Because of these limitations, Net Income (Loss) as Adjusted, Adjusted EBITDA and Discretionary Cash Flow should not be considered as measures of cash available to us to invest in the growth of our business. We compensate for these limitations by relying primarily on our GAAP results and by using Net Income (Loss) as Adjusted, Adjusted EBITDA and Discretionary Cash Flow only supplementally.
As required under Regulation G of the Securities Exchange Act of 1934, provided below are reconciliations of net income (loss) to the following non-GAAP financial measures: net income as adjusted, Adjusted EBITDA and discretionary cash flow.

(in thousands, except per share)	December 31,
	2007	2006	2005

Net loss	$(49,077)	$(6,838)	$(31,373)

Depreciation, depletion and amortization	76,850	20,164	9,337
Impairment of oil and gas properties	—	849	27,116
Deferred tax expense (benefit)	(12,926)	13,038	3,243
Unrealized (gain) loss on derivative instruments	89,132	(34,531)	—
Amortization of non-cash compensation	4,968	11,573	7,070
Gain on sale of oil and gas assets	—	—	(14,966)
Other	4,026	6,408	(9,134)

Discretionary cash flow	$112,973	$10,663	$8,707

Endeavour International Corporation

(in thousands, except per share)	December 31,
	2007	2006	2005

Net income (loss) to common shareholders, as reported	$(60,315)	$(8,829)	$(31,531)
Unrealized (gains) losses on derivatives (net of 50% tax)	44,566	(17,266)	—
Currency impact of deferred taxes	4,842	4,773	(1,824)

Net income (loss) as adjusted	$(10,907)	$(21,322)	$(33,355)

Weighted average number of common shares outstanding – basic and diluted	123,118	86,636	74,433

Earnings per share, as adjusted	$(0.09)	$(0.25)	$(0.45)

Net income (loss) to common shareholders, as reported	$(60,315)	$(8,829)	$(31,531)
Unrealized (gains) losses on derivatives	89,132	(34,531)	—
Net interest expense	16,430	5,676	1,717
Depreciation, depletion and amortization	76,850	20,164	9,337
Impairment of oil and gas properties	—	849	27,116
Income tax expense (benefit)	(9,180)	23,913	11,061
Litigation settlement expense	—	—	5,265
Gain on sale of oil and gas assets	—	—	(14,966)
Preferred stock dividends	11,238	1,991	158

Adjusted EBITDA	$124,155	$9,233	$8,157

Discretionary cash flow is equal to cash flow from operating activities before the changes in operating assets and liabilities.
Outlook
Drilling Program
We anticipate spending approximately $90 million during 2008 to fund oil and gas exploration and development in the North Sea. An estimated $40 million will be allocated to drilling at least five exploration prospects in the North Sea. Approximately 60 percent of this exploration budget will be spent in Norway with the balance dedicated to drilling in the UK. In Norway, we expect to drill our first well as an operator with the Jade prospect on PL270 slated to begin drilling during the fourth quarter of 2008. The area is the site of the two Agat natural gas discoveries and the test will set out to identify additional reserves in support of commercial development. Most of the remaining exploratory wells are outside operated.
Some $20 million is expected to be spent for development drilling and facilities improvements to maintain maximum production levels. Another $30 million will fund our efforts in the UK to move the Cygnus and Columbus discoveries toward field development plans and for further exploitation of undeveloped reserves in the Renee field on Block 15/27.
The timing and order of this program will be determined by the completion of ongoing technical work, partner approvals and rig scheduling for individual prospects. We may increase or decrease our planned activities for 2008 or high grade our exploratory prospects, depending upon drilling results, potential

Endeavour International Corporation
acquisition candidates, product prices, the availability of capital resources and other factors affecting the economic viability of such activities. We believe we have a production base that generates significant cash flow to fund our future growth plans and ongoing operations.
Rig Commitments
During 2006, we entered into a rig commitment for 220 days for the United Kingdom sector of the North Sea. The value of this contact is approximately $66 million. The arrangement is with Applied Drilling Technology International, a division of GlobalSantaFe. During 2007, we utilized 73 days of this rig commitment to drill the Balgownie and Emu prospects. We expect to utilize the remaining 147 days of this commitment beginning in the third quarter of 2008 through 2009 depending on well scheduling.
We have a consortium with several other operators in the Norwegian Continental Shelf that has entered into a contract for the use of a drilling rig over a multi-year period. The contract commits us to 100 days (for two wells) of drilling services for approximately $38 million between mid 2008 and 2009.
Revenues and Production
We expect production for 2008 to range from 8,600 to 9,000 BOE per day, with approximately 50 – 55% of that production as gas. For 2008, we expect realized prices before derivatives to be $0.30 - $0.40 per Mcf less than the National Balance Point price for gas and $4.00 — $5.00 per Bbl less than the Dated Brent price for oil.
Oil prices continued to be impacted by supply and demand on a worldwide basis, while natural gas prices are more impacted by regional economic and weather patterns. Oil prices have continued to increase since year-end and natural gas prices in the UK, the market for the majority of our gas production, have recovered significantly due primarily to return to normal weather conditions. In connection with the Talisman Acquisition, we entered into commodity derivative instruments to secure our realized prices for a portion of our oil and gas production through 2011. See Note 7 to the Consolidated Financial Statements herein for more discussion of our commodity derivative instruments.
We expect operating costs per BOE to be in the range of $14 to $15 per BOE for 2008. Commodity prices can also affect our operating cash flow through an indirect effect on operating expenses. Significant commodity price increases, as experienced in recent years, can lead to an increase in drilling and development activities. As a result, the demand and cost for people, services, equipment and materials may also increase, causing a negative impact on our cash flow.
Liquidity and Financial Resources
As previously discussed, we completed the acquisition of producing properties in the UK in late 2006, financed through the issuance of common stock, convertible preferred stock and debt. This acquisition significantly increased the size of our production and reserves upon closing and should also provide cash flow to support our ongoing exploration drilling program for the next several years. Annual dividends on the convertible preferred stock are expected to be $11 million, assuming we pay the dividends in cash. The newly issued debt bears interest at LIBOR plus an applicable margin. In 2007, we entered into an interest rate swap for a notional amount of $37.5 million whereby we pay a fixed rate of 5.05% and receive LIBOR.
In January 2008, we completed the refinancing of certain debt utilizing a strategic investment by the Smedvig Family Office in Norway. Included in this refinancing were: the repayment of our Second Lien

Endeavour International Corporation
Term Loan, plus accrued interest; issuance of $40 million under a private offering of 11.5% guaranteed convertible bonds due 2014; and borrowing of $25 million under a Junior Credit Facility, which will bear interest at the sum of LIBOR, 3.5% (5.5% after the first year). Amounts borrowed under the Junior Facility will be repaid in semi-annual payments beginning December 31, 2009 and must be repaid in full on October 11, 2011. The Junior Facility may be repaid at our option without any penalty. The Smedvig Family also committed an additional $60 million for future investments with us. We expect to have interest expense, including the effect of these new debt agreements, of approximately $17 million annually while paying only $12 million in cash interest.
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
As part of the financing for the Talisman Acquisition during the fourth quarter of 2006, we entered into a $225 million senior bank facility, subject to a borrowing base limitation. The borrowing base is subject to redetermination every six months with an independent reserve report required every 12 months. At December 31, 2007, the borrowing base capacity was $146 million, of which $110 million was outstanding. The senior bank facility also provides for issuances of letters of credit of up to an aggregate $60 million. While all letters of credit issued under the senior bank facility will reduce the total amount available for drawing under the senior bank facility, letters of credit issued to secure abandonment liabilities in respect of borrowing base assets will not reduce the amount available under the borrowing base. As of December 31, 2007, we have $40.8 million of outstanding letters of credit related to abandonment liabilities on certain of our oil and gas properties.
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
Management believes it is reasonably possible that the following material estimates affecting the financial statements could change in the coming year: (1) estimates of proved oil and gas reserves, (2) estimates as to the expected future cash flow from proved oil and gas properties, (3) estimates of future dismantlement and restoration costs, (4) estimates of fair values used in purchase accounting and (5) estimates of the fair value of derivative instruments. In addition, alternatives may exist among various accounting methods. In such cases, the choice of accounting method may also have a significant impact on reported amounts.
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
Business Combinations
Accounting for the acquisition of a business requires the allocation of the purchase price to the various assets and liabilities of the acquired business and recording deferred taxes for any differences between the allocated values and tax basis of assets and liabilities. Any excess of the purchase price over the amounts assigned to assets and liabilities is recorded as goodwill. In connection with the several acquisitions, we recorded goodwill for the excess of the purchase price over the value assigned to individual assets acquired and liabilities assumed. Our fair value estimates for the acquisition are subject to change as additional information becomes available and is assessed.
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

Endeavour International Corporation
Revenue Recognition
We use the entitlements method to account for sales of gas production. We may receive more or less than our entitled share of production. Under the entitlements method, if we receive more than our entitled share of production, the imbalance is treated as a liability at the market price at the time the imbalance occurred. If we receive less than our entitled share, the imbalance is recorded as an asset at the lower of the current market price or the market price at the time the imbalance occurred. Oil revenues are recognized when production is sold to a purchaser at a fixed or determinable price, when delivery has occurred, title has transferred and collectibility of the revenue is probable.
Derivative Instruments and Hedging Activities
From time to time, we may utilize derivative financial instruments to hedge cash flows from operations or to hedge the fair value of financial instruments. We may use derivative financial instruments with respect to a portion of our oil and gas production or a portion of our variable rate debt to achieve a more predictable cash flow by reducing our exposure to price fluctuations. These transactions are likely to be swaps, collars or options and to be entered into with major financial institutions or commodities trading institutions. Derivative financial instruments are intended to reduce our exposure to declines in the market prices of commodities that we sell and increases in interest rates and to manage cash flows in support of our annual capital expenditure budget.
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

Endeavour International Corporation
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
Recent Accounting Pronouncements
In September 2006, the FASB issued a new standard which defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosures about fair value measurements. The new standards does not require new fair value measurements, rather, its provisions will apply when fair value measurements are performed under other accounting pronouncements. The standard is effective for financial statements issued for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years. In February 2008, the standard was deferred for one year as it applies to nonfinancial assets and liabilities that are recognized or disclosed at fair value on a nonrecurring basis (e.g. those measured at fair value in a business combination and goodwill impairment). We are reviewing the potential impact, if any, of this new guidance.
In February 2007, the FASB issued a new standard that permits entities to choose to measure many financial instruments and certain other items at fair value. This standard expands the use of fair value measurement and applies to entities that elect the fair value option. The fair value option established by the new standard permits all entities to choose to measure eligible items at fair value at specified election dates and is effective for fiscal years beginning after November 15, 2007. We do not expect the adoption of this pronouncement to have a material impact on our financial position or results of operations.
In December 2007, the FASB issued enhanced guidance related to the measurement of identifiable assets acquired, liabilities assumed and disclosure of information related to business combinations and their effect. The standard applies prospectively to business combinations in 2009 and is not subject to early adoption. We are currently evaluating the potential impact of this new guidance on business combinations and related valuations.
In December 2007, the FASB issued a new standard for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. Specifically, this statement requires the recognition of a noncontrolling interest (minority interest) as a component of consolidated equity. This is a change from the current practice to present noncontrolling interests in liabilities or between liabilities and stockholders’ equity. Similarly, the new standard requires consolidated net income and comprehensive

Endeavour International Corporation
income to be reported at amounts that include the amounts attributable to both the parent and the noncontrolling interests. The standard is effective prospectively with respect to transactions involving noncontrolling financial interests that occur on or after January 1, 2009. We are currently evaluating the potential impact, if any, of this new guidance.
Disclosures about Contractual Obligations and Commercial Commitments
The following table sets forth our obligations and commitments to make future payments under its lease agreements and other long-term obligations as of December 31, 2007:

(Amounts in thousands)	Payments due by Period
		Less than			After 5
Contractual Obligations	Total	1 Year	1-3 Years	3-5 Years	Years

Long-term debt
Principal (1)	$266,250	$—	$85,000	$181,250	$—
Interest (2)	50,970	17,567	32,997	406	—
Asset retirement obligations	104,493	—	256	266	103,971
Operating leases for office leases and equipment	7,157	1,821	3,421	1,915	—
Rig commitments (3)	81,600	44,100	37,500	—	—

Total Contractual Obligations	$510,470	$63,488	$159,174	$183,837	$103,971

(1)	Repayment of the initial borrowing base on the senior bank facility is based on reserve estimates, which are reassessed every six months.

(2)	Assumes a 3.25% LIBOR rate.

(3)	As is common in the oil and gas industry, we operate in many instances through joint ventures under joint operating or similar agreements. Typically, the operator under a joint operating agreement enters into contracts, such as rig commitment contracts, for the benefit of all joint venture partners. Through the joint operating agreement, the non-operators reimburse, and in some cases advance, the funds necessary to meet the contractual obligations entered into by the operator. These obligations are typically shared on a “working interest” basis. The joint operating agreement provides remedies to the operator in the event that the non-operator does not satisfy its share of the contractual obligations. Occasionally, the operator is permitted by the joint operating agreement to enter into lease obligations and other contractual commitments that are then passed on to the non-operating joint interest owners as lease operating expenses, frequently without any identification as to the long-term nature of any commitments underlying such expenses.
Item 7A. Quantitative and Qualitative Disclosures About Market Risk
Foreign Exchange Risk
The international scope of our business operations exposes us to the risk of fluctuations in foreign currency markets. As a result, we are subject to foreign currency exchange rate risk due to effects that foreign exchange rate movements have on our costs and on the cash flows that we receive from foreign

Endeavour International Corporation
operations. Our oil revenues are received in U.S. dollars while gas revenues are received in pounds sterling or Norwegian kroner. Capital expenditures, payroll and operating expenses may be denominated in U.S. dollars, pounds sterling or Norwegian kroner. We operate a centralized currency management operation to take advantage of potential opportunities to naturally offset exposures against each other. To date, we have addressed our foreign currency exchange rate risks principally by maintaining our liquid assets in interest-bearing accounts, until payments in foreign currency are required, but we have not reduced this risk by hedging to date.
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
At December 31, 2007, we had the following commodity derivative instruments outstanding:

(Amounts in thousands, except unit and per unit data)	2008	2009	2010	2011	Total

Oil:
Fixed Price Swap (Mbbl)	907	697	573	487	2,664
Weighted Average Price ($/Barrel)	$68.87	$69.08	$68.39	$66.01	$68.30

Gas: (1)
Fixed Price Swap (MMcf)	2,676	1,387	1,032	627	5,722
Weighted Average Price (£/Mcf)	£5.81	£5.58	£5.35	£5.13	£5.60

Costless Collar (MMcf)	1,200	—	—	—	1,200
Weighted Average Ceiling Price (£/Mcf)	£4.53	—	—	—	£4.53
Weighted Average Floor Price (£/Mcf)	£3.53	—	—	—	£3.53

Net Fair Market Value - Asset (Liability):
Oil	$(20,939)	$(12,717)	$(9,160)	$(8,085)	$(50,901)
Gas	2,217	962	645	207	4,031

Total	$(18,722)	$(11,755)	$(8,515)	$(7,878)	$(46,870)

(1)	Gas derivative contracts are designated in therms and have been converted to Mcf at a rate of 10 therm to 1 Mcf. The exchange rate at December 31, 2007 was $1.98 to £1.00.
At December 31, 2007 and 2006, the prices used to determine the estimates of future cash inflows were $96.02 and $58.93 per barrel, respectively, for oil and $10.03 and $4.71 per Mcf, respectively, for gas.

Endeavour International Corporation
Interest Rate Risk
We are exposed to changes in interest rates. Changes in interest rates affect the interest earned on cash and cash equivalents and the interest rate paid on borrowings under debt.
In 2007, we entered into an interest rate swap for a notional amount of $37.5 million whereby we pay a fixed rate of 5.05% and receive three-month LIBOR through November 2009. A 250 change in basis points on LIBOR would result in a $0.4 million change in our annual interest expense, given our floating rate debt at December 31, 2007 and the interest rate swap.

Item 8. Financial Statements and Supplementary Data
Report of Independent Registered Public Accounting Firm
The Board of Directors and Stockholders
Endeavour International Corporation:
We have audited the accompanying consolidated balance sheets of Endeavour International Corporation and subsidiaries as of December 31, 2007 and 2006, and the related consolidated statements of operations, stockholders’ equity and comprehensive income, and cash flows for each of the years in the three-year period ended December 31, 2007. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.
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
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Endeavour International Corporation and subsidiaries as of December 31, 2007 and 2006, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2007, in conformity with U.S. generally accepted accounting principles.
As discussed in Note 2 to the consolidated financial statements, effective January 1, 2006, the Company changed its method of accounting for share-based payments. As also discussed in Note 2 to the consolidated financial statements, effective January 1, 2007, the Company changed its accounting for uncertain tax positions.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Endeavour International Corporation’s internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated March 14, 2008 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.
KPMG LLP
Houston, Texas
March 14, 2008

Endeavour International Corporation
Consolidated Balance Sheets
(Amounts in thousands, except share data)

	December 31,
	2007	2006

Assets
Current Assets:
Cash and cash equivalents	$16,440	$39,814
Restricted cash	22,000	1,867
Accounts receivable	33,291	61,104
Prepaid expenses and other current assets	46,516	25,783

Total Current Assets	118,247	128,568

Property and Equipment, Net (Note 5)	335,023	319,315

Goodwill	283,324	291,752
Other Assets	11,029	34,835

Total Assets	$747,623	$774,470

Liabilities and Stockholders’ Equity
Current Liabilities:
Accounts payable	$31,036	$36,928
Current maturities of debt	—	2,410
Accrued expenses and other	50,013	41,799

Total Current Liabilities	81,049	81,137

Long-Term Debt	266,250	303,840
Deferred Taxes	135,552	115,155
Other Liabilities	69,623	32,510

Total Liabilities	552,474	532,642

Commitments and Contingencies

Series C Convertible Preferred Stock (Liquidation preference: $126,833)	125,000	125,000

Stockholders’ Equity:
Series B Preferred stock (Liquidation preference: $2,799)		—
Common stock; shares issued and outstanding – 127,006,440 at 2007 and 118,577,369 at 2006	127	119
Additional paid-in capital	241,539	226,988
Accumulated other comprehensive loss	(923)	—
Accumulated deficit	(170,594)	(110,279)

Total Stockholders’ Equity	70,149	116,828

Total Liabilities and Stockholders’ Equity	$747,623	$774,470

The accompanying notes are an integral part of these consolidated financial statements.

Endeavour International Corporation
Consolidated Statements of Operations
(Amounts in thousands, except per share data)

	For the Year Ended December 31,
	2007	2006	2005

Revenues	$176,064	$54,131	$38,656

Expenses:
Operating expenses	41,044	15,568	11,990
Depreciation, depletion and amortization	76,850	20,164	9,337
Impairment of oil and gas properties	—	849	27,116
Equity loss from entities with oil and gas properties	—	—	79
General and administrative	19,878	21,924	18,223

Total expenses	137,772	58,505	66,745

Operating Profit (Loss)	38,292	(4,374)	(28,089)

Other Income (Expense):
Commodity derivatives:
Unrealized gain (loss)	(89,132)	34,531	—
Realized gain	12,048	—	—
Interest expense	(18,742)	(7,941)	(4,322)
Interest income	2,312	2,265	2,605
Litigation settlement expense	—	—	(5,265)
Gain on sale of oil and gas assets	—	—	14,966
Other	(3,035)	(7,406)	263

Total Other Income (Expense)	(96,549)	21,449	8,247

Income (Loss) Before Minority Interest	(58,257)	17,075	(19,842)
Minority Interest	—	—	(470)

Income (Loss) Before Income Taxes	(58,257)	17,075	(20,312)
Income Tax (Benefit) Expense	(9,180))	23,913	11,061

Net Loss	(49,077)	(6,838)	(31,373)
Preferred Stock Dividends	11,238	1,991	158

Net Loss to Common Stockholders	$(60,315)	$(8,829)	$(31,531)

Net Loss Per Common Share — Basic and Diluted	$(0.49)	$(0.10)	$(0.42)

Weighted Average Number of Common Shares Outstanding — Basic and Diluted	123,118	86,636	74,433

The accompanying notes are an integral part of these consolidated financial statements.

Endeavour International Corporation
Consolidated Statements of Cash Flows
(Amounts in thousands)

	Year Ended December 31,
	2007	2006	2005

Cash Flows from Operating Activities:
Net loss	$(49,077)	$(6,838)	$(31,373)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation, depletion and amortization	76,850	20,164	9,337
Impairment of oil and gas properties	—	849	27,116
Deferred tax expense (benefit)	(12,925)	13,038	3,243
Unrealized (gain) loss on derivative instruments	89,132	(34,531)	—
Amortization of non-cash compensation	4,968	11,573	7,070
Financing costs expensed	—	3,750	—
Impairment of marketable securities	—	1,775	—
Litigation settlement expense	—	—	5,265
Gain on sale of oil and gas assets	—	—	(14,966)
Other	4,026	883	567
Changes in assets and liabilities:
(Increase) Decrease in receivables	30,127	(32,165)	(688)
(Increase) Decrease in prepaid expenses and other	(984)	(9,749)	3,637
Increase (Decrease) in current liabilities	(13,611)	17,151	18,754

Net Cash Provided by (Used in) Operating Activities	128,506	(14,100)	27,962

Cash Flows From Investing Activities:
Capital expenditures	(88,007)	(55,496)	(47,396)
Acquisitions, net of cash acquired	—	(376,915)	(1,437)
Proceeds from sale of assets	—	—	19,465
(Increase) decrease in restricted cash and other investing activities	(20,133)	5,293	(5,604)

Net Cash Used in Investing Activities	(108,140)	(427,118)	(34,972)

Cash Flows From Financing Activities:
Repayment of borrowings	(47,000)	—	(4,006)
Proceeds from borrowings	7,000	225,000	81,250
Financing costs paid	(263)	(9,565)	(3,661)
Proceeds from warrant and stock option exercises	—	3,310	1,956
Proceeds from common issued and issuable, net of issuance costs	—	83,967	—
Proceeds from preferred stock issued and issuable, net of issuance costs	—	100,657	—
Payment of preferred dividends	(2,656)	—	—
Other financing activities	(821)	—	(128)

Net Cash Provided by (Used in) Financing Activities	(43,740)	403,369	75,411

Net Increase (Decrease) in Cash and Cash Equivalents	(23,374)	(37,849)	68,401
Effect of Foreign Currency Changes on Cash	—	1,536	(1,249)
Cash and Cash Equivalents, Beginning of Period	39,814	76,127	8,975

Cash and Cash Equivalents, End of Period	$16,440	$39,814	$76,127

The accompanying notes are an integral part of these consolidated financial statements.

Endeavour International Corporation
Consolidated Statements of Stockholders’ Equity and Comprehensive Income (Loss)
(Amounts in thousands)

				Accumulated
		Additional		Other		Total	Total
	Common	Paid-In	Deferred	Comprehensive	Accumulated	Stockholders’	Comprehensive
	Stock	Capital	Compensation	Loss	Deficit	Equity	Income (Loss)

Balance, December 31, 2004	$70	$133,919	$(6,570)	$(528)	$(69,919)	$56,972
Issuance of common stock for acquisition of OER net of expenses	2	9,256	—	—	—	9,258
Issuance of common stock as deferred compensation	2	11,102	(9,967)	—	—	1,137
Exercise of warrants and options	1	1,955	—	—	—	1,956
Other issuances of common stock	—	57	267	—	—	324
Amortization of deferred compensation	—	—	6,833	—	—	6,833
Preferred stock dividend	—	—	—	—	(158)	(158)
Fair market value adjustment of stock options	—	(555)	—	—	—	(555)
Comprehensive Loss:
Net Loss	—	—	—	—	(31,373)	(31,373)	$(31,373)
Other comprehensive income (net of tax):
Unrealized loss on derivative instruments, net of tax	—	—	—	(3,690)	—	(3,690)	(3,690)
Unrealized gain (loss) on available-for- sale securities	—	—	—	(360)	—	(360)	(360)

Balance, December 31, 2005	$75	$155,734	$(9,437)	$(4,578)	$(101,450)	$40,344	$(35,423)

The accompanying notes are an integral part of these consolidated financial statements.

Endeavour International Corporation
Consolidated Statements of Stockholders’ Equity and Comprehensive Income (Loss)
(Amounts in thousands)

				Accumulated
		Additional		Other		Total	Total
	Common	Paid-In	Deferred	Comprehensive	Accumulated	Stockholders’	Comprehensive
	Stock	Capital	Compensation	Loss	Deficit	Equity	Income (Loss)

Balance, December 31, 2005	$75	$155,734	$(9,437)	$(4,578)	$(101,450)	$40,344
Adoption of stock-based compensation accounting standards		(9,110)	9,437	—	—	327
Issuance of common stock as deferred compensation	2	473	—	—	—	475
Exercise of warrants and options	2	3,308	—	—	—	3,310
Other issuances of common stock	40	89,353	—	—	—	89,393
Amortization of deferred compensation	—	11,573	—	—	—	11,573
Expenses related to Convertible Preferred Stock offering	—	(24,343)	—	—	—	(24,343)
Preferred stock dividend	—	—		—	(1,991)	(1,991)
Comprehensive Loss:
Net Loss	—	—	—	—	(6,838)	(6,838)	$(6,838)
Other comprehensive income (net of tax):
Unrealized loss on derivative instruments, net of tax	—	—	—	3,690	—	3,690	3,690
Unrealized gain (loss) on available-for- sale securities	—	—	—	888	—	888	888

Balance, December 31, 2006	$119	$226,988	$—	$—	$(110,279)	$116,828	$(2,260)

Balance, December 31, 2006	$119	$226,988	$—	$—	$(110,279)	$116,828
Preferred stock dividend	6	10,509			(11,238)	(723)
Amortization of deferred compensation	—	4,975	—	—	—	4,975
Other	2	(933)	—	—	—	(931)
Comprehensive Loss:
Net Loss	—	—	—	—	(49,077)	(49,077)	$(49,077)
Other comprehensive income (net of tax):
Unrealized loss on derivative instruments, net of tax	—	—	—	(852)	—	(852)	(852)
Unrealized gain (loss) on available-for- sale securities	—	—	—	(71)	—	(71)	(71)

Balance, December 31, 2007	$127	$241,539	$—	$(923)	$(170,594)	$70,149	$(50,000)

The accompanying notes are an integral part of these consolidated financial statements.

Endeavour International Corporation
Notes to Consolidated Financial Statements
Note 1 — Description of Business
Endeavour International Corporation was incorporated under the laws of the state of Nevada on January 13, 2000. As used in these Notes to Consolidated Financial Statements, the terms “Endeavour”, “we”, “us”, “our” and similar terms refer to Endeavour International Corporation and, unless the context indicates otherwise, its consolidated subsidiaries.
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
Management believes it is reasonably possible that the following material estimates affecting the financial statements could change in the coming year: (1) estimates of proved oil and gas reserves, (2) estimates as to the expected future cash flow from proved oil and gas properties, (3) estimates of future dismantlement and restoration costs, (4) estimates of fair values used in purchase accounting and (5) estimates of the fair value of derivative instruments.
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

Endeavour International Corporation
Notes to Consolidated Financial Statements
Cash and Cash Equivalents
We consider all highly liquid instruments with an original maturity of 90 days or less at the time of purchase to be cash equivalents.
Inventories
Materials and supplies and oil inventories are valued at the lower of cost or market value (net realizable value).
Full Cost Accounting for Oil and Gas Operations
Under the full cost method, all acquisition, exploration and development costs, including certain directly related employee costs and a portion of interest expense, incurred for the purpose of finding oil and gas are capitalized and accumulated in pools on a country-by-country basis. During 2007, 2006 and 2005, we capitalized $8.6 million, $10.9 million and $7.5 million, respectively, in certain directly related employee costs. Capitalized costs include the cost of drilling and equipping productive wells, including the estimated costs of dismantling and abandoning these assets, dry hole costs, lease acquisition costs, seismic and other geological and geophysical costs, delay rentals and costs related to such activities. Employee costs associated with production and other operating activities and general corporate activities are expensed in the period incurred.
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

Endeavour International Corporation
Notes to Consolidated Financial Statements
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
Capitalized Interest
We capitalize interest on expenditures for significant exploration and development projects while activities are in progress to bring the assets to their intended use. Capitalized interest is calculated by multiplying our weighted-average interest rate on debt by the amount of qualifying costs and is limited to gross interest expense. As costs are transferred to the full cost pool, the associated capitalized interest is also transferred to the full cost pool. During 2007, 2006 and 2005, we capitalized $7.2 million, $1.2 million and $0.8 million, respectively, in interest.
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
Goodwill and Intangible Assets
Goodwill represents the excess of the purchase price over the estimated fair value of the assets acquired and liabilities assumed in an acquisition. Intangible assets represent the purchase price allocation to the assembled workforce as a result of the acquisition in 2004. We assess the carrying amount of goodwill and other indefinite-lived intangible assets by testing the asset for impairment annually at year-end, or more frequently if events or changes in circumstances indicate that the asset might be impaired. The

Endeavour International Corporation
Notes to Consolidated Financial Statements
impairment test requires allocating goodwill and all other assets and liabilities to reporting units. The fair value of each reporting unit is determined and compared to the book value of the reporting unit. An impairment loss is recognized to the extent that the carrying amount exceeds the asset’s fair value.
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
Revenue Recognition
We use the entitlements method to account for sales of gas production. We may receive more or less than our entitled share of production. Under the entitlements method, if we receive more than our entitled share of production, the imbalance is treated as a liability at the market price at the time the imbalance occurred. If we receive less than our entitled share, the imbalance is recorded as an asset at the lower of the current market price or the market price at the time the imbalance occurred. Oil revenues are recognized when production is sold to a purchaser at a fixed or determinable price, when delivery has occurred, title has transferred and collectibility of the revenue is probable.
Significant Customers
Our oil sales are to a limited number of customers, StatoilHydro and Shell International Trading and Shipping Company, Limited and our gas and natural gas liquids sales are to StatoilHydro, Shell UK Limited and Esso Exploration and Production UK Limited.
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

Endeavour International Corporation
Notes to Consolidated Financial Statements
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
Derivative financial instruments that hedge the price of oil and gas, interest rates or currency exposure will be generally executed with major financial or commodities trading institutions which expose us to market and credit risks, and may at times be concentrated with certain counterparties or groups of counterparties. Although notional amounts are used to express the volume of these contracts, the amounts potentially subject to credit risk, in the event of non-performance by the counterparties, are substantially smaller. The creditworthiness of counterparties is subject to continuing review and full performance is anticipated.
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
Foreign Currency Translation
The U.S. dollar is the functional currency for all of our existing operations, as a majority of all revenue and financing transactions in these operations are denominated in U.S. dollars. For foreign operations

Endeavour International Corporation
Notes to Consolidated Financial Statements
with the U.S. dollar as the functional currency, monetary assets and liabilities are remeasured into U.S. dollars at the exchange rate on the balance sheet date. Nonmonetary assets and liabilities are translated into U.S. dollars at historical exchange rates. Income and expense items are translated at exchange rates prevailing during each period. Adjustments are recognized currently as a component of foreign currency gain or loss and deferred income taxes. To the extent that business transactions are not denominated in U.S. dollars, we are exposed to foreign currency exchange rate risk. For the years ended December 31, 2007, 2006 and 2005, we had foreign currency gains (losses) of $(1.4) million, $(1.5) million and $0.2 million, respectively, included in other income and $(4.8) million, $(4.8) million and $1.8 million, respectively, included in income tax expense.
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
Adoption of Accounting for Uncertainty in Income Taxes
In July 2006, the Financial Accounting Standards Board issued a new interpretation that seeks to reduce the diversity in practice associated with certain aspects of measurement and recognition in accounting for income taxes. This new interpretation also provides guidance on classification, derecognition, interest, penalties and accounting in interim periods and also requires expanded disclosure with respect to the uncertainty in income taxes. The interpretation was effective for us as of January 1, 2007. Our adoption of this standard on January 1, 2007 did not have a material effect on our financial statements.
Adoption of Fair Value Accounting for Share-Based Payments
In December 2004, the Financial Accounting Standards Board (“FASB”) revised rules that require all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair values. We adopted these new rules effective January 1, 2006 using the modified prospective method in which the prior period financial statements are not restated. The share-based compensation cost is measured at the grant date, based on the calculated fair value of the award, and is recognized as general and administrative expense over the employee’s requisite service period (generally the vesting period of the equity award). Prior to January 1, 2006, we accounted for share-based compensation to employees under the intrinsic value method. We apply the fair value method in accounting for stock option grants to non-employees using the Black-Scholes Method.
The adoption of these new rules resulted in a cumulative effect of change in accounting principle, net of tax, of less than $60,000. Because the amount was immaterial, we have included it in general and administrative expense on our consolidated statement of income.

Endeavour International Corporation
Notes to Consolidated Financial Statements
It is our policy to use authorized but unissued shares of stock when stock options are exercised. At December 31, 2007, we had approximately 8.2 million additional shares available for issuance pursuant to our existing stock incentive plan.
For periods prior to January 1, 2006, we accounted for stock-based compensation plans for employees and directors using the intrinsic value method. Under this method, we record no compensation expense for stock options granted when the exercise price of options granted is equal to or greater than the fair market value of our common stock on the date of grant.
Loss Per Share
Basic loss per common share is computed by dividing net loss to common stockholders by the weighted average number of common shares outstanding for the period. Diluted loss per share includes the effect of our outstanding stock options, warrants and shares issuable pursuant to convertible debt, convertible preferred stock and certain stock incentive plans under the treasury stock method, if including such instruments is dilutive.
For each of the periods presented, shares associated with stock options, warrants, convertible debt, convertible preferred stock and certain stock incentive plans are not included because their inclusion would be antidilutive (i.e., reduce the net loss per share).
The common shares potentially issuable arising from these instruments, which were outstanding during the periods presented in the financial statements, consisted of:

(Amounts in thousands)	December 31,
	2007	2006	2005

Options and stock-based compensation	—	626	1,796
Warrants	—	219	1,275
Convertible debt	16,185	16,185	14,984
Convertible preferred stock	50,000	8,356	—

Common shares potentially issuable	66,185	25,386	18,055

Recent Accounting Pronouncements
In September 2006, the FASB issued a new standard which defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosures about fair value measurements. The new standards does not require new fair value measurements, rather, its provisions will apply when fair value measurements are performed under other accounting pronouncements. The standard is effective for financial statements issued for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years. In February 2008, the standard was deferred for one year as it applies to nonfinancial assets and liabilities that are recognized or disclosed at fair value on a nonrecurring basis (e.g. those measured at fair value in a business combination and goodwill impairment). We are reviewing the potential impact, if any, of this new guidance.

Endeavour International Corporation
Notes to Consolidated Financial Statements
In February 2007, the FASB issued a new standard that permits entities to choose to measure many financial instruments and certain other items at fair value. This standard expands the use of fair value measurement and applies to entities that elect the fair value option. The fair value option established by the new standard permits all entities to choose to measure eligible items at fair value at specified election dates and is effective for fiscal years beginning after November 15, 2007. We do not expect the adoption of this pronouncement to have a material impact on our financial position or results of operations.
In December 2007, the FASB issued enhanced guidance related to the measurement of identifiable assets acquired, liabilities assumed and disclosure of information related to business combinations and their effect. The standard applies prospectively to business combinations in 2009 and is not subject to early adoption. We are currently evaluating the potential impact of this new guidance on business combinations and related valuations.
In December 2007, the FASB issued a new standard for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. Specifically, this statement requires the recognition of a noncontrolling interest (minority interest) as a component of consolidated equity. This is a change from the current practice to present noncontrolling interests in liabilities or between liabilities and stockholders’ equity. Similarly, the new standard requires consolidated net income and comprehensive income to be reported at amounts that include the amounts attributable to both the parent and the noncontrolling interests. The standard is effective prospectively with respect to transactions involving noncontrolling financial interests that occur on or after January 1, 2009. We are currently evaluating the potential impact, if any, of this new guidance.
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

Endeavour International Corporation
Notes to Consolidated Financial Statements
The following is an allocation of the purchase price of the Talisman Acquisition:

(Amounts in thousands)
Purchase price	$359,594
Legal, accounting and other direct expenses	6,051

Total purchase price	$365,645

Allocation of purchase price:
Current assets	$31,598
Property and equipment	209,534
Goodwill	255,528
Current liabilities	(15,718)
Deferred tax liability	(90,408)
Other long-term liabilities	(24,889)

$365,645

The purchase price allocation is based on an assessment of the fair value of the assets acquired and liabilities assumed in the Talisman Acquisition. The assessment of the fair values of oil and gas properties acquired was based on projections of expected future net cash flows, discounted to present value. Other assets and liabilities were recorded at their historical book values which we believe represent the best current estimate of fair value.
The following is a reconciliation of the changes in goodwill for the year ended December 31, 2007 and 2006:

	December 31,
(Amounts in thousands)	2007	2006

Balance at beginning of year	$291,752	$27,795
Acquisition	(8,428)	263,957

Balance at end of year	$283,324	$291,752

Purchase of Interest in Enoch Field
During the second quarter of 2006, we invested $12 million for the purchase of an eight percent interest in the Enoch Field located in Block 16/13a in the North Sea.
Acquisition of OER oil AS
In November 2004, we purchased a 76.66% majority interest in OER oil AS (“OER”) for $27.6 million in cash, plus $0.8 million in professional expenses for legal and accounting services. In January 2005, we purchased the remaining 23.34% minority interest for approximately $1.4 million in cash and 2.2 million shares of our common stock.

Endeavour International Corporation
Notes to Consolidated Financial Statements
Sale of Thailand Interests
During 2005, we sold our interest in a partnership with interests in Thailand oil and gas properties for net cash proceeds of $19 million and a gain of $15 million.
Note 4 — Prepaid Expenses and Other Current Assets
Prepaid expenses and other current assets consisted of the following:

	December 31,
(Amounts in thousands)	2007	2006

Current deferred tax asset	$30,167	$—
Current tax receivable	4,083	—
Crude oil inventory	1,594	892
Fair market value of commodity derivatives — current	4,018	18,396
Prepaid insurance	1,255	1,280
Collateral account for derivative instruments	—	478
Other	5,399	4,737

	$46,516	$25,783

See Note 7 for additional discussion of commodity derivatives.

Endeavour International Corporation
Notes to Consolidated Financial Statements
Note 5 — Property and Equipment
Property and equipment included the following:

(Amounts in thousands)	December 31,
	2007	2006

Oil and gas properties under the full cost method:
Subject to amortization	$298,765	$219,114
Not subject to amortization:
Acquired in 2007	31,992	—
Acquired in 2006	97,922	117,281
Acquired in 2005	15,108	15,108
Acquired prior to 2005	12,507	16,797

	456,294	368,300

Other oil and gas activities	4,875	4,875

Computers, furniture and fixtures	2,634	1,940

Total property and equipment	463,803	375,115

Accumulated depreciation, depletion and amortization	(128,780)	(55,800)

Net property and equipment	$335,023	$319,315

The majority of costs not subject to amortization relate to values assigned to unproved reserves acquired. The remainder of costs not subject to amortization relate to exploration costs such as drilling costs for projects awaiting approved development plan or the determination of whether or not proved reserves can be assigned and other seismic and geological and geophysical costs. These costs are transferred to the amortization base when it is determined whether or not proved reserves can be assigned to such properties. This analysis is dependent upon well performance, results of infield drilling, approval of development plans, drilling results and development of identified projects and periodic assessment of reserves. We expect acquisition costs excluded from amortization to be transferred to the amortization base over the next five years due to a combination of well performance and results of infield drilling relating to currently producing assets and the drilling and development of identified projects acquired, such as the Rochelle field. We expect exploration costs not subject to amortization to be transferred to the amortization base over the next three years as development plans are completed and production commences on existing discoveries such as the Columbus and Cygnus projects.
The following is a summary of our oil and gas properties not subject to amortization as of December 31, 2007:

Endeavour International Corporation
Notes to Consolidated Financial Statements

	Costs Incurred in the Year Ended December 31,
(Amounts in thousands)	2007	2006	2005	Prior to 2005	Total

Acquisition costs	$—	$61,225	$—	$6,191	$67,416
Exploration costs	30,370	35,632	14,582	6,316	86,900
Capitalized interest	1,622	1,065	526	—	3,213

Total oil and gas properties not subject to amortization	$31,992	$97,922	$15,108	$12,507	$157,529

During 2006 and 2005, we recorded $0.8 million and $27.1 million, respectively, in impairment of oil and gas properties related to four exploratory wells.
Note 6 — Other Assets
Other long-term assets consisted of the following at December 31:

(Amounts in thousands)	2007	2006

Intangible assets — workforce in place:
Gross	$4,800	$4,800
Accumulated amortization	(2,806)	(2,250)

	1,994	2,550

Fair market value of long-term portion of commodity derivatives (see Note 7)	1,957	23,860
Debt issuance costs	6,857	8,249
Other	221	176

	$11,029	$34,835

Intangible assets represent the purchase price allocated to the assembled workforce as a result an acquisition. During 2006, one of our co-chief executive officers became chairman of the board, president and chief executive officer. Concurrently, our other co-chief executive officer became vice chairman of the board and ceased being our employee although he continued in a consultancy role during 2007. As a result, we assessed the carrying amount of the intangible asset related to our workforce-in-place and determined an impairment of $1.2 million, included in DD&A expense, was necessary. The remaining value of the intangible asset is being amortized over its estimated life of six years using the straight-line method. Estimated amortization expense is $0.6 million for each year through December 31, 2010.
Debt issuance costs are amortized over the life of the related debt obligation.
At December 31, 2006, we determined that our investment in equity securities were subject to an other-than-temporary impairment. Therefore, we recorded an impairment of $1.8 million for 2006 as we impaired the value of the equity securities to the fair market value of the securities, based on the quoted market price of the securities at December 31, 2006.

Endeavour International Corporation
Notes to Consolidated Financial Statements
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
In connection with the Talisman Acquisition, we entered into various oil and gas derivative instruments to stabilize cash flows from the acquired assets and satisfy certain obligations under the financing agreements that funded the acquisition. Hedge accounting has not been elected for these instruments and we recorded $(89.1) million and $34.5 million in 2007 and 2006, respectively, in other income (expense) related to the net unrealized gains (losses) for these instruments. In addition, we realized $12.0 million in gains on the settlement of instruments that closed during 2007. The fair market value of these derivative instruments is included in our balance sheet as follows:

(Amounts in thousands)	December 31,
	2007	2006

Prepaid expenses and other current assets	$4,018	$18,395
Other assets — long-term	1,957	23,861
Accrued expenses and other	(22,210)	—
Other liabilities — long-term	(30,635)	—

	$(46,870)	$42,256

At December 31, 2007, we had the following derivative instruments outstanding that are not accounted for as hedges:

Endeavour International Corporation
Notes to Consolidated Financial Statements

(Amounts in thousands, except unit and per unit
data)	2008	2009	2010	2011	Total

Oil:
Fixed Price Swap (Mbbl)	907	697	573	487	2,664
Weighted Average Price ($/Barrel)	$68.87	$69.08	$68.39	$66.01	$68.30

Gas: (1)
Fixed Price Swap (MMcf)	2,676	1,387	1,032	627	5,722
Weighted Average Price (£/Mcf)	£5.81	£5.58	£5.35	£5.13	£5.60

Costless Collar (MMcf)	1,200	—	—	—	1,200
Weighted Average Ceiling Price (£/Mcf)	£4.53	—	—	—	£4.53
Weighted Average Floor Price (£/Mcf)	£3.53	—	—	—	£3.53

Net Fair Market Value - Asset (Liability):
Oil	$(20,939)	$(12,717)	$(9,160)	$(8,085)	$(50,901)
Gas	2,217	962	645	207	4,031

Total	$(18,722)	$(11,755)	$(8,515)	$(7,878)	$(46,870)

(1)	Gas derivative contracts are designated in therms and have been converted to Mcf at a rate of 10 therm to 1 Mcf. The exchange rate at December 31, 2007 was $1.98 to £1.00.
As of December 31, 2007, our outstanding commodity derivatives covered approximately 50% of our anticipated production for 2008.
During 2007, we entered into an interest rate swap for a notional amount of $37.5 million whereby we pay a fixed rate of 5.05% and receive three-month LIBOR through November 2009. The interest rate swap is accounted for as a hedge. We did not exclude any component of the hedging instrument’s gain or loss when assessing effectiveness.

Endeavour International Corporation
Notes to Consolidated Financial Statements
Note 8 — Accrued Expenses
We had the following accrued expenses outstanding:

(Amounts in thousands)	December 31,
	2007	2006

Derivative liability (see Note 7)	$22,495	$—
Foreign taxes payable	12,509	16,509
Accrued interest	4,751	4,446
Prepaid revenue	974	2,776
Preferred dividends	828	2,477
Accrued compensation	754	2,641
Foreign deferred taxes	—	5,335
Accrued joint interest costs	—	3,811
Other	7,702	3,804

	$50,013	$41,799

Note 9 — Financial Instruments

	December 31, 2007		December 31, 2006
	Fair Value	Carrying Value	Fair Value	Carrying Value
Assets:
Derivative instruments	$5,975	$5,975	$42,256	$42,256

Liabilities:
Long-term debt	253,250	266,250	300,156	306,250
Derivative instruments	(53,696)	(53,696)	—	—
The carrying amounts reflected in the consolidated balance sheets for cash and equivalents, short-term receivables and short-term payables approximate their fair value due to the short maturity of the instruments. The fair values of commodity derivative instruments interest rate swaps and were determined based upon quotes obtained from brokers. The fair values of long-term debt were determined based upon quotes obtained from brokers for our senior notes and book value for other debt. Book value approximates fair value for our senior bank facility and second lien term loan as these instruments bear interest at a market rate.

Endeavour International Corporation
Notes to Consolidated Financial Statements
Note 10 — Debt and Notes Payable
Our debt and notes payable consisted of the following:

	December 31,
(Amounts in thousands)	2007	2006

6% Senior notes, due 2012	$81,250	$81,250
Senior bank facility	110,000	150,000
Second lien term loan	75,000	75,000

	266,250	306,250
Less: current maturities	—	(2,410)

Long-term debt	$266,250	$303,840

Principal maturities of debt at December 31, 2007 are as follows:

(Amounts in thousands)

2008	$—
2009	47,000
2010	38,000
2011	100,000
2012	81,250
Thereafter	—

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
Senior bank facility
As part of the financing for the Talisman Acquisition during the fourth quarter of 2006, we entered into a $225 million senior bank facility, subject to a borrowing base limitation. The borrowing base is subject to redetermination every six months with an independent reserve report required every 12 months. At December 31, 2007, the borrowing base capacity was $146 million, of which $110 million was outstanding. With the Talisman Acquisition, we utilized $150 million of the borrowing base. The senior bank facility also provides for issuances of letters of credit of up to an aggregate $60 million. While all

Endeavour International Corporation
Notes to Consolidated Financial Statements
letters of credit issued under the senior bank facility will reduce the total amount available for drawing under the senior bank facility, letters of credit issued to secure abandonment liabilities in respect of borrowing base assets will not reduce the amount available under the borrowing base. As of December 31, 2007, we have $40.8 million of outstanding letters of credit related to abandonment liabilities on certain of our oil and gas properties.
Indebtedness under the facility will be secured by cross guarantees from all of our subsidiaries, share pledges from all of our subsidiaries, floating charges over the operating assets held in the United Kingdom and a receivables pledge in Norway. Our borrowings under the senior bank facility will bear interest at LIBOR plus 1.3% for the first $131 million of availability, and LIBOR plus 1.7% for up to an additional $15 million of availability.
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
Second lien term loan
As part of the financing for the Talisman Acquisition during the fourth quarter of 2006, we entered into a $75 million second lien term loan. In January 2008, we terminated our obligations under this loan and repaid all of our outstanding indebtedness, including accrued interest and related fees. The details of this transaction are further discussed in Note 21 “Subsequent Events.”
The second lien term loan consisted of a single tranche, which boars interest at LIBOR plus 7%. Our indebtedness under the loan was secured by cross guarantees from all of our subsidiaries and a second ranking interest in the security package provided under the senior bank facility. The second lien term loan contained customary covenants, which limited our ability to incur indebtedness, pledge our assets, dispose of our assets and make exploration and other capital expenditures. In addition, the second lien term loan contained various financial covenants.

Endeavour International Corporation
Notes to Consolidated Financial Statements
The second lien term loan was scheduled to mature in five years and was subject to mandatory prepayment related to specified percentages of excess cash flow, proceeds of asset sales and proceeds of issuance of debt and equity securities. We had the option to prepay the second lien term loan at any time at a premium, which premium started at 3% in the first year and decreased 1% per year until no premium was payable.
Additional Agreements
On December 26, 2007, we entered into an agreement to sell 11.5% convertible bonds due 2014 in the aggregate principal amount of $40 million to a company controlled by the Smedvig Family Office of Norway. We also borrowed $25 million under a Junior Credit Facility. Both transactions were finalized in January 2008. For additional information regarding these debt agreements, see Note 21 “Subsequent Events.”

Endeavour International Corporation
Notes to Consolidated Financial Statements
Note 11 — Income Taxes
The loss before income taxes and the components of the income tax expense recognized on the Consolidated Statement of Income are as follows:

			The
(Amounts in thousands)	UK	Norway	Netherlands	U.S.	Total

Year Ended December 31, 2007
Net income (loss) before taxes	$(68,704))	$10,727	$6,584	$(6,864)	$(58,257)

Current tax expense (benefit)	2,898	561	289	(3)	3,745
Deferred tax expense (benefit)	(27,430)	8,952	711	—	(17,767)
Foreign currency losses on deferred tax liabilities	1,328	3,514	—	—	4,842

Total tax expense (benefit)	(23,204)	13,027	1,000	(3)	(9,180)

Net income (loss) after taxes	$(45,500)	$(2,300)	$5,584	$(6,861)	$(49,077)

Year Ended December 31, 2006
Net income (loss) before taxes	$33,275	$4,375	$13	$(20,588)	$17,075

Current tax expense	1,837	9,014	69	(45)	10,875
Deferred tax expense	10,105	(1,840)	—	—	8,265
Foreign currency losses on deferred tax liabilities	2,904	1,869	—	—	4,773

Total tax expense	14,846	9,043	69	(45)	23,913

Net income (loss) after taxes	$18,429	$(4,668)	$(56)	$(20,543)	$(6,838)

Year Ended December 31, 2005
Net income (loss) before taxes	$(31,396)	$14,057	$(17)	$(2,956)	$(20,312)

Current tax expense	—	7,770	—	48	7,818
Deferred tax expense	—	5,067	—	—	5,067
Foreign currency losses on deferred tax liabilities	—	(1,824)	—	—	(1,824)

Total tax expense	—	11,013	—	48	11,061

Net income (loss) after taxes	$(31,396)	$3,044	$(17)	$(3,004)	$(31,373)

Endeavour International Corporation
Notes to Consolidated Financial Statements
The following table presents the principal reasons for the difference between our effective tax rates and the United States federal statutory income tax rate of 35%.

(Amounts in thousands)	Year Ended December 31,
	2007	2006	2005

Federal income tax expense (benefit) at statutory rate	$(20,390)	$5,976	$(7,109)
Book deductions not deductible for income tax purposes	65	44	13
Taxation of foreign operations	3,969	11,935	3,309
Change in valuation allowance — US	2,337	7,280	968
Change in valuation allowance — UK	—	(6,013)	15,983
Foreign currency (gain)/loss on deferred taxes	4,842	4,773	(1,824)
Other	(3)	(82)	(279)

Income Tax Expense	$(9,180)	$23,913	$11,061

Effective Income Tax Rate	(15)%	140%	(54)%

During 2007 and 2006, we incurred taxes in all of the jurisdictions that we do business in except for the United States (U.S.). In 2007 and 2006, we had a loss before taxes of $6.9 million and $20.6 million, respectively, in the U.S. and we did not record any income tax benefits as there was no assurance that we could generate any U.S. taxable earnings, and therefore recorded a valuation allowance of the full amount of deferred tax asset generated.
During 2005, we incurred taxes primarily on our Norwegian operations as substantially all revenues and operating income were derived from Norway. Our Norwegian operations had income before taxes of $14.1 million for 2005. For other tax jurisdictions, we did not record any income tax benefits as there was no assurance that we could generate any taxable earnings, and therefore recorded valuation allowances on the full amount of deferred tax assets generated.
Deferred income taxes result from the net tax effects of temporary timing differences between the carrying amounts of assets and liabilities reflected on the financial statements and the amounts recognized for income tax purposes. The tax effects of temporary differences that give rise to significant portions of deferred tax assets and liabilities are as follows at December 31:

Endeavour International Corporation
Notes to Consolidated Financial Statements

(Amounts in thousands)	2007	2006

Deferred tax asset:
Deferred compensation	$6,887	$5,792
Unrealized loss on derivative instruments	27,292	—
Asset retirement obligation	21,267	19,492
Net operating loss and capital loss carryforward	37,820	53,541
Uplift carryforward	2,218	3,644
Other	2,388	621

Total deferred tax assets	97,872	83,090
Less valuation allowance	(19,697)	(17,291)

Total deferred tax assets after valuation allowance	78,175	65,799

Deferred tax liability:
Property, plant and equipment	(176,345)	(161,180)
Unrealized gain on derivative instruments	—	(17,608)
Petroleum revenue tax, net of tax benefit	(5,133)	(6,001)
Sale/leaseback	(754)	(822)
Other	(1,327)	(678)

Total deferred tax liabilities	(183,559)	(186,289)

Net deferred tax liability	$(105,384)	$(120,490)

During 2006, we recognized a deferred tax liability of approximately $98 million due to the excess of book over tax basis of the assets acquired in the Enoch and Talisman acquisitions and $3.2 million for the unitization of the Brage field.
At December 31, 2007, we had the following carryforwards available to reduce future income taxes:

(Amounts in thousands)
	Years of	Carryforward
Types of Carryforward	Expiration	Amounts

U.S. — Net operating loss	2022 – 2027	$48,289
U.K. — Corporate Tax net operating loss	Indefinite	$46,186
U.K. — Special Corporate Tax net operating loss	Indefinite	$28,817
Norway — Uplift	Indefinite	$4,434

With the exception of $48.3 million of net operating loss carryforward attributable to our U.S. operations for which a valuation allowance has been established, the remaining carryforward amounts shown above have been recognized for financial statement reporting purposes to reduce deferred tax liability.
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

Endeavour International Corporation
Notes to Consolidated Financial Statements
purposes, a change of control occurred during 2004. However, we do not believe such limitations will significantly impact our ability to utilize the NOL; rather our ability to generate future taxable income will have such an impact.
Recognition of the benefits of the deferred tax assets will require that we generate future taxable income. There can be no assurance that we will generate any earnings or any specific level of earnings in future years. Therefore, we have established a valuation allowance for deferred tax assets of approximately $19.7 million, $17.3 million and $27.1 million as of December 31, 2007, 2006 and 2005, respectively. During 2007, the valuation allowance in the U.S. increased $2.4 million due to net operating losses and adjustments. During 2006, the valuation allowance decreased $6.0 million when our UK operations commenced and decreased an additional $11.1 million as a result of the deferred tax liabilities established in the purchase of Enoch and Talisman. The valuation allowance also increased $7.3 due to net operating losses in the U.S. The valuation allowance increased $16.9 million during 2005 due primarily to net operating losses.
Effective January 1, 2007, we adopted the new guidance on uncertainty in income taxes. We determined there was no cumulative effect on our financial statements relating to this adoption.
As of December, 2007, we provided for a liability of $1.7 million for unrecognized tax benefits related to various UK tax matters. Any interest and penalties that may be incurred as part of this liability would be recognized as a component of interest expense and other expense, respectively. As of December 31, 2007, no interest or penalty expenses had been recognized. Our UK tax returns currently open to audit by HM Revenue and Customs relate to the years ending December 31, 2005 through 2006.
The following represents a reconciliation of the changes in our unrecognized tax benefits, included in “Accrued Expenses and Other” on the balance sheet, for the year ended December 31, 2007:

(Amounts in thousands)

Balance at January 1, 2007	$—
Increase in unrecognized tax benefits from current period tax positions	1,727

Balance at December 31, 2007	$1,727

If recognized, the entire amount of the liability would not affect the effective tax rate. As of December 31, 2007, we believe that no current tax positions that have resulted in unrecognized tax benefits will significantly increase or decrease within the next year.

Endeavour International Corporation
Notes to Consolidated Financial Statements
Note 12 – Other Liabilities
Other liabilities included the following:

	December 31,
(Amounts in thousands)	2007	2006

Asset retirement obligations	$38,422	$32,503
Long-term commodity derivative liabilities	31,201	—
Other	—	7

	$69,623	$32,510

Our asset retirement obligations relate to obligation of the plugging and abandonment of oil and gas properties. The asset retirement obligation is recorded at fair value and accretion expense, recognized over the life of the property, increases the liability to its expected settlement value. If the fair value of the estimated asset retirement obligation changes, an adjustment is recorded for both the asset retirement obligation and the asset retirement cost. The following table provides a rollforward of the asset retirement obligations for the year ended December 31, 2007 and 2006:

	December 31,
(Amounts in thousands)	2007	2006

Carrying amount of asset retirement obligations as of beginning of year	$32,503	$6,740
Liabilities incurred related to acquired properties	—	25,255
Increase (decrease) due to revised estimates of asset retirement obligations	1,527	(1,489)
Accretion expense	3,314	985
Impact of foreign currency exchange rate changes	1,078	1,012

Carrying amount of asset retirement obligations as of end of year	$38,422	$32,503

See Note 7 for additional discussion of commodity derivatives.

Endeavour International Corporation
Notes to Consolidated Financial Statements
Note 13 – Equity
The activity in shares of our common and preferred stock during 2007, 2006 and 2005 included the following:

(Amounts in thousands)	Year Ended December 31,
	2007	2006	2005

Common Stock:
Outstanding at the beginning of the year	118,577	75,489	69,995
Issuance of common stock in the offering	—	39,257	—
Issuance of common stock in the OER Acquisition	—	—	2,184
Issuance of common stock to pay preferred dividends	6,403	—	—
Exercise of warrants and stock options	—	1,655	762
Other issuances	2,026	2,176	2,548

Outstanding at the end of the year	127,006	118,577	75,489

Series B Preferred Stock:
Outstanding at the end of the year	20	20	20

Convertible Preferred Stock:
Outstanding at the beginning of the year	125	—	—
Issuances of preferred stock	—	125	—

Outstanding at the end of the year	125	125	—

Common Stock
The Common Stock is $0.001 par value common stock, 300,000,000 shares authorized.
In August 2005, we issued inducement grants of 400,000 shares of Endeavour restricted common stock and options to purchase 400,000 shares of our common stock at an exercise price of $5.02 per share, the closing sales price of our common stock as of the commencement of the employment of our executive vice president and chief financial officer. These shares of common stock and options vest one-third on each of the first three anniversary dates of the date of grant, and any options that remain unexercised on the fifth anniversary of the grant date expire. In 2007, we issued inducement grants of 800,000 shares of Endeavour restricted common stock, options to purchase 400,000 shares of our common stock at an exercise price of $2.00 per share and options to purchase 200,000 shares of our common stock at an exercise price of $1.14 per share upon commencement of employment of two executive officers.
As part of the financing for the Talisman Acquisition during the fourth quarter of 2006, we issued 37.8 million shares of common stock at $2.35 per share. After expenses, proceeds from the offering were $84 million.

Endeavour International Corporation
Notes to Consolidated Financial Statements
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

Endeavour International Corporation
Notes to Consolidated Financial Statements
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
Stock Warrants
We have the following outstanding warrants, all of which are currently exercisable, to purchase our common stock at December 31, 2007 and 2006:

(Amounts in thousands, except per
share data)	December 31, 2007		December 31, 2006
	Exercise
Expiration Date	Price	Shares	Exercise Price	Shares

February 2009	$2.00	700	$2.00	700
April 2012	$2.00	90	$2.00	90

		790		790

Note 14 – Stock-Based Compensation Arrangements
We grant restricted stock and stock options, including notional restricted stock and options, to employees and directors as incentive compensation. The notional restricted stock and options may be settled in cash or stock upon vesting, at our option, however it has been our practice to settle in stock. The restricted

Endeavour International Corporation
Notes to Consolidated Financial Statements
stock and options generally vest over three years and the options have a five year expiration. The vesting of these shares and options is dependent upon the continued service of the grantees to Endeavour. Upon the occurrence of a change in control, each share of restricted stock and stock option outstanding on the date on which the change in control occurs will immediately become vested.
The fair value of each option award is estimated on the date of grant using the Black-Scholes option-pricing model. Expected volatility is based on an average of our peer companies where there is a lack of relevant Endeavour volatility information for the length of the expected term. The expected term is the average of the vesting date and the expiration of the option. We use historical data to estimate option exercises and employee terminations within the valuation model. The risk-free rate for periods within the contractual life of the option is based on the U.S. treasury yield curve in effect at the time of grant. We do not include an estimated dividend yield since we have not paid dividends on our common stock historically.
The estimated fair value of each option granted was calculated using the Black-Scholes model. The following summarizes the weighted average of the assumptions used in the method.

	2007	2006	2005
			Pro forma
Risk free rate	4.4%	4.4%	3.8%
Expected years until exercise	4	4	5
Expected stock volatility	45%	38%	71%
Dividend yield	—	—	—

Prior to January 1, 2006, we recorded stock-based compensation under the intrinsic value method and no compensation expense was recorded for stock options granted when the exercise price of options granted was equal to or greater than the fair market value of our common stock on the date of grant. Had compensation expense for the years ended December 31, 2005 been determined under fair value provisions, our net loss and net loss per share would have been the following:

(Amounts in thousands, except per share data)	Year Ended December 31,
2005

Net loss to common stockholders, as reported	$(31,531)
Add:
Stock-based compensation expense as reported, net of tax	4,091
Less:
Total stock-based compensation expense determined under fair-value-based method for all awards, net of tax	(5,676)

Pro forma net loss	$(33,116)

Loss per share:
Basic and diluted – as reported	$(0.42)

Basic and diluted – pro forma	$(0.44)

Endeavour International Corporation
Notes to Consolidated Financial Statements
At December 31, 2007, total compensation costs related to nonvested awards not yet recognized was approximately $7.1 million and is expected to be recognized over a weighted average period of less than two years. For the year ended December 31, 2007, we included approximately $1.5 million of stock-based compensation in capitalized G&A in property and equipment.
During 2003, 700,000 options were granted to then-current directors and 495,000 of these options remained outstanding at December 31, 2005. While all the options granted had an exercise price higher than the market value of the stock on the date of grant, a subsequent modification of these options by the predecessor board of directors has triggered variable accounting. We were required to record compensation expense if the modified option price is lower than the market price of the stock at the end of a reporting period until the options expire or are exercised. For the year ended December 31, 2005, we recorded non-cash general and administrative expenses of $(0.6) million related to these options. With the adoption of the revised accounting standards for share-based payments, the options are no longer being marked to the market price of the stock at the end of each reporting period.
Stock Options
Information relating to stock options, including notional stock options, is summarized as follows:

		Weighted
		Average	Weighted
		Exercise	Average	Aggregate
	Number	Price per	Contractual	Intrinsic
(Amounts in thousands, except per share and year data)	of Shares	Share	Life in Years	Value

Balance outstanding – December 31, 2006	5,404	$3.19
Granted	745	1.78
Exercised	—	—
Forfeited	(417)	4.53
Expired	(163)	4.77

Balance outstanding – December 31, 2007	5,569	2.86	2.15	$40

Currently exercisable – December 31, 2007	3,461	2.75	1.4	$—

The weighted average grant-date fair value of options granted during 2007, 2006 and 2005 was $0.40, $1.20 and $2.71, respectively.
Of options granted during 2007, 2006 and 2005, 0.1 million, 1.0 million and 1.3 million options, respectively, were granted pursuant to incentive plans which have been approved by our stockholders. All other stock options have been granted pursuant to stock option plans that were not subject to stockholder approval.

Endeavour International Corporation
Notes to Consolidated Financial Statements
Information relating to stock options outstanding at December 31, 2007 is summarized as follows:

(Amounts in thousands,
except per share data)	Options Outstanding			Options Exercisable
		Weighted	Weighted		Weighted
		Average	Average		Average
	Number of	Remaining	Exercise		Exercise
Range of Exercise	Options	Contractual	Price Per	Number	Price Per
Prices	Outstanding	Life	Share	Exercisable	Share

Less than $3.00	3,242	2.0	$2.03	2,350	$2.07
$3.00 - $3.99	990	2.8	$3.54	217	$3.66
Greater than $4.00	1,337	2.0	$4.35	894	$4.32

	5,569	2.2	$2.86	3,461	$2.75

Restricted Stock
At December 31, 2007, our employees and directors held 4.6 million restricted shares of our common stock that vest over the service period of up to three years. The restricted stock awards were valued based on the closing price of our common stock on the measurement date, typically the date of grant, and compensation expense is recorded on a straight-line basis over the restricted share vesting period.
Status of the restricted shares as of December 31, 2006 and the changes during the year ended December 31, 2007 are presented below:

		Weighted
		Average Grant
	Number of	Date Fair Value
(Amounts in thousands, except per share data)	Shares	per Share

Balance outstanding – December 31, 2006	4,414	$3.76
Granted	2,624	$1.69
Vested	(1,906)	$3.24
Forfeited	(580)	$3.93

Balance outstanding – December 31, 2007	4,552	$2.72

Total fair value of shares vesting during the period	$1.33

Endeavour International Corporation
Notes to Consolidated Financial Statements
Note 15 – Supplementary Cash Flow Disclosures
Cash paid during the period for interest and income taxes was as follows:

(Amounts in thousands)	Year Ended December 31,
	2007	2006	2005

Interest paid	$22,164	$5,895	$2,340

Income taxes paid	$7,662	$7,064	$3,206

Non-Cash Investing and Financing Transactions
During the first quarter of 2006, we issued 1.5 million shares of our common stock in connection with the settlement of litigation.
We recorded $11.2 million, $2.0 million and $0.2 million in preferred stock dividends in 2007, 2006 and 2005, respectively. Prior to the fourth quarter of 2007, we paid outstanding dividends on the Convertible Preferred Stock through the issuance of common stock.
In 2005, we completed the OER Minority Acquisition with the aggregate consideration paid in approximately US$ 1.4 million in cash and 2,183,617 shares of our common stock.
Note 16 – Comprehensive Loss
The following summarizes the components of comprehensive loss:

(Amounts in thousands)	Year Ended December 31,
	2007	2006	2005

Net loss	$(49,077)	$(6,838)	$(31,373)

Related to derivative instruments:
Unrealized loss	(852)	(1,012)	(5,672)
Reclassification adjustment for loss realized in net loss above	—	4,702	1,982

Related to marketable securities:
Unrealized loss	(71)	(887)	(360)
Reclassification adjustment for loss realized in net loss above	—	1,775	—

Unrealized gain (loss), net	(923)	4,578	(4,050)

Comprehensive loss	$(50,000)	$(2,260)	$(35,423)

Endeavour International Corporation
Notes to Consolidated Financial Statements
The components of accumulated other comprehensive income are:

(Amounts in thousands)	December 31,
	2007	2006	2005

Related to derivative instruments:
Balance at beginning of year	$—	$(3,690)	$—
Change during the year	(852)	3,690	(3,690)

Balance at end of year	(852)	—	(3,690)

Related to marketable securities:
Balance at beginning of year	—	(888)	(528)
Change during the year	(71)	888	(360)

Balance at end of year	(71)	—	(888)

Accumulated comprehensive loss	$(923)	$—	$(4,578)

Note 17 – Commitments and Contingencies
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
Rig Commitments
In 2006, we joined with several other operators in the Norwegian Continental Shelf to form a consortium that has entered into a contract for the use of a drilling rig for a three-year period beginning the second half of 2006. The agreement allows us to move forward with our exploration program in Norway and fulfill our role as an operator of Norwegian licenses. The contract commits us to 100 days (for two wells) of drilling services for approximately $38 million between mid 2008 and 2009.
In the second quarter of 2006, we entered into a rig commitment for 220 days for the United Kingdom sector of the North Sea. The initial obligation under this contract was $66 million. In January 2007, a $22 million escrow payment was made under the rig commitment. During 2007, we utilized 73 days of this rig commitment and expect to utilize the remaining 147 days of this commitment beginning in the third quarter of 2008 through 2009 depending on well scheduling.
The escrow accounts for turnkey drilling contracts represent required collateral under active drilling operations. Escrow accounts are relieved as drilling progresses and payments are made under the drilling

Endeavour International Corporation
Notes to Consolidated Financial Statements
contracts. At December 31, 2007 and 2006, we have $22.0 million and $1.9 million held in escrow related to drilling accounts reflected in restricted cash.
Contingencies
Hess Limited, the operator of the AH001 facility, supporting production from Ivanhoe, Rob Roy, Hamish (collectively, IVRRH), Renee and Rubie fields has advised us that there has been a mis-measurement of the volumes of oil produced from the IVRRH fields. At December 31, 2007, we are estimating a net liability of $2.8 million as a result of the mis-measurement.
Operating Leases
We have leases for office space and equipment with lease payments of $1.8 million, $1.7 million and $1.7 million for the years ended December 31, 2008, 2009 and 2010, respectively.
Note 18 – Segment and Geographic Information
We have determined we have one reportable operating segment being the acquisition, exploration and development of oil and gas properties. Our operations are conducted in geographic areas as follows:

(Amounts in thousands)	2007		2006		2005
		Long-lived		Long-lived		Long-lived
	Revenue	Assets	Revenue	Assets	Revenue	Assets

United States	$—	$6,920	$—	$33,120	$—	$11,298

United Kingdom	135,876	527,810	24,881	537,936	—	16,381
Norway	40,188	90,260	29,250	72,957	38,656	68,620
The Netherlands	—	4,278	—	1,799	—	1,594
Ireland	—	108	—	90	—	—

Total International	176,064	622,456	54,131	612,782	38,656	86,595

Total	$176,064	$629,376	$54,131	$645,902	$38,656	$97,893

Endeavour International Corporation
Notes to Consolidated Financial Statements
Note 19 – Quarterly Financial Data (Unaudited)

(Amounts in thousands, except per share data)
		Second	Third	Fourth
	First Quarter	Quarter	Quarter	Quarter

		2007
Revenues	$42,790	$31,621	$47,169	$54,484
Operating expenses	35,291	30,135	35,370	36,977
Operating profit	7,499	1,486	11,799	17,507
Net loss to common stockholders	(5,987)	(13,048)	(11,681)	(29,598)
Net loss per common share – basic	(0.05)	(0.11)	(0.09)	(0.23)
Net loss per common share – diluted	(0.05)	(0.11)	(0.09)	(0.23)

		2006
Revenues	$8,476	$7,645	$6,726	$31,284
Operating expenses	10,741	10,540	11,377	25,847
Operating loss	(2,265)	(2,895)	(4,651)	5,437
Net income (loss) to common stockholders	(6,938)	(10,389)	15,225	(6,727)
Net income (loss) per common share – basic	(0.09)	(0.13)	0.19	(0.06)
Net income (loss) per common share – diluted	(0.09)	(0.13)	0.17	(0.06)

Note 20 — Supplemental Oil and Gas Disclosures — Unaudited

Capitalized Costs Relating to Oil and Gas Producing Activities
	United			The
(Amounts in thousands)	Kingdom	Norway	Ireland	Netherlands	Total

December 31, 2007:
Proved	$216,572	$53,729	$—	$—	$270,301
Unproved	154,948	28,869	108	2,068	185,993

Total capitalized costs	371,520	82,598	108	2,068	456,294

Accumulated depreciation, depletion and amortization	(102,386)	(20,461)	—	—	(122,847)

Net capitalized costs	$269,134	$62,137	$108	2,068	$333,447

December 31, 2006:
Proved	$156,441	$34,228	$—	$—	$190,669
Unproved	151,794	23,949	90	1,799	177,632

Total capitalized costs	308,235	58,177	90	1,799	368,301

Accumulated depreciation, depletion and amortization	(37,812)	(13,288)	—	—	(51,100)

Net capitalized costs	$270,423	$44,889	$90	$1,799	$317,201

Endeavour International Corporation
Notes to Consolidated Financial Statements

Costs Incurred in Oil and Gas Property Acquisition, Exploration and Development Activities
	United			The
(Amounts in thousands)	Kingdom	Norway	Ireland	Netherlands	Total

Year Ended December 31, 2007:
Acquisition costs:
Proved	$—	$—	$—	$—	$—
Unproved	774	—	18	—	792
Exploration costs	54,916	10,392	—	268	65,576
Development costs	7,562	14,063	—	—	21,625

Total costs incurred	$63,252	$24,455	$18	$268	$87,993

Year Ended December 31, 2006:
Acquisition costs:
Proved	$139,456	$—	$—	$	$139,456
Unproved	81,715	—	—	—	81,715
Exploration costs	35,002	5,089	90	205	40,386
Development costs	8,960	7,235	—	—	16,195

Total costs incurred	$265,133	$12,324	$90	$205	$277,752

Year Ended December 31, 2005:
Acquisition costs:
Proved	$—	$(2,151)	$—	$—	$(2,151)
Unproved	—	(503)	—	—	(503)
Exploration costs	34,332	7,626	—	1,446	43,404
Development costs	—	3,277	—	—	3,277

Total costs incurred	$34,332	$8,249	$—	$1,446	$44,027

Endeavour International Corporation
Notes to Consolidated Financial Statements

Results of Operations for Oil and Gas Producing Activities
	United		The
(Amounts in thousands)	Kingdom	Norway	Netherlands	Total

Year Ended December 31, 2007:
Revenues	$135,876	$40,188	$—	$176,064
Production expenses	27,263	13,781	—	41,044
DD&A	67,338	7,722	—	75,060
Income tax expense	20,638	14,574	—	35,212

Results of activities	$20,637	$4,111	$—	$24,748

Year Ended December 31, 2006:
Revenues	$24,881	$29,250	$—	$54,131
Production expenses	4,477	11,091	—	15,568
DD&A	10,292	6,217	—	16,509
Impairment of oil and gas properties	849	—	—	849
Income tax expense	4,631	9,315	—	13,946

Results of activities	$4,632	$2,627	$—	$7,259

Year Ended December 31, 2005:
Revenues	$—	$38,656	$—	$38,656
Production expenses	—	11,990	—	11,990
DD&A	—	7,377	—	7,377
Impairment of oil and gas properties	27,116	—	—	27,116
Income tax expense	—	15,046	—	15,046

Results of activities	$(27,116)	$4,243	$—	$(22,873)

Oil and Gas Reserves
Proved reserves are estimated quantities of oil, gas and natural gas liquids that geological and engineering data demonstrate with reasonable certainty to be recoverable in future years from known reservoirs under existing economic and operating conditions. Proved developed reserves are proved reserves that can reasonably be expected to be recovered through existing wells with existing equipment and operating methods. The reserve volumes presented are estimates only and should not be construed as being exact quantities. These reserves may or may not be recovered and may increase or decrease as a result of our future operations and changes in economic conditions. Our oil and gas reserves were prepared by independent reserve engineers at December 31, 2007 and 2006. Prior to 2006, our oil and gas reserves were audited by independent reserve engineers.

Endeavour International Corporation
Notes to Consolidated Financial Statements

	United
Proved Oil Reserves (MBbls):	Kingdom	Norway	Total

Proved reserves at January 1, 2005	—	1,543	1,543
Production	—	(726)	(726)
Revisions of previous estimates	—	347	347

Proved reserves at December 31, 2005	—	1,543	1,543
Purchase of proved reserves, in place	4,593	—	4,593
Production	(210)	(508)	(718)
Revisions of previous estimates	183	530	713

Proved reserves at December 31, 2006	4,566	1,186	5,752
Production	(1,274)	(519)	(1,793)
Extensions and discoveries	—	340	340
Revisions of previous estimates	(8)	1,049	1,041

Proved reserves at December 31, 2007	3,284	2,056	5,340

Proved Developed Oil Reserves (MBbls):
At December 31, 2005	—	816	816

At December 31, 2006	3,400	737	4,137

At December 31, 2007	2,544	1,650	4,194

	United
Proved Gas Reserves (MMcf):	Kingdom	Norway	Total

Proved reserves at January 1, 2005	—	6,725	6,725
Production	—	(184)	(184)
Revisions of previous estimates	—	(244)	(244)

Proved reserves at December 31, 2004	—	6,297	6,297
Purchase of proved reserves, in place	14,574	—	14,574
Production	(1,539)	(203)	(1,742)
Revisions of previous estimates	4,137	1,579	5,716

Proved reserves at December 31, 2006	17,172	7,673	24,845
Production	(8,556)	(328)	(8,884)
Extensions and discoveries	—	1,821	1,821
Revisions of previous estimates	3,196	(732)	2,464

Proved reserves at December 31, 2007	11,812	8,434	20,246

Endeavour International Corporation
Notes to Consolidated Financial Statements

	United
Proved Gas Reserves (MMcf):	Kingdom	Norway	Total

Proved Developed Gas Reserves (MMcf):
At December 31, 2005	—	33	33

At December 31, 2006	13,184	—	13,184

At December 31, 2007	8,416	6,614	15,030

	United
Proved Reserves (MBOE):	Kingdom	Norway	Total

Proved reserves at January 1, 2005	—	2,664	2,664
Production	—	(756)	(756)
Revisions of previous estimates	—	306	306

Proved reserves at December 31, 2005	—	2,214	2,214
Purchase of proved reserves, in place	7,022	—	7,022
Production	(466)	(542)	(1,008)
Revisions of previous estimates	872	793	1,665

Proved reserves at December 31, 2006	7,428	2,465	9,893
Production	(2,700)	(574)	(3,274)
Extensions and discoveries	—	643	643
Revisions of previous estimates	524	927	1,451

Proved reserves at December 31, 2007	5,252	3,461	8,713

Proved Developed Reserves (MBOE):
At December 31, 2005	—	822	822

At December 31, 2006	5,597	737	6,334

At December 31, 2007	3,947	2,752	6,699

During the year ended December 31, 2006, we purchased 7,022 MBOE in the Enoch field and Talisman Acquisitions.
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
Estimates of future cash inflows are based on prices at year-end. Oil, gas and condensate prices are escalated only for fixed and determinable amounts under provisions in some contracts. At December 31, 2007 and 2006, the prices used to determine the estimates of future cash inflows were $96.02 and $58.93 per barrel, respectively, for oil and $10.03 and $4.71 per Mcf, respectively, for gas. Estimated future cash

Endeavour International Corporation
Notes to Consolidated Financial Statements
inflows are reduced by estimated future development, production, abandonment and dismantlement costs based on year-end cost levels, assuming continuation of existing economic conditions, and by estimated future income tax expense. Income tax expense, both U.S. and foreign, is calculated by applying the existing statutory tax rates, including any known future changes, to the pretax net cash flows giving effect to any permanent differences and reduced by the applicable tax basis. The effect of tax credits is considered in determining the income tax expense.
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

Standardized Measure of Discounted Future Net Cash Flows
(Amounts in thousands)	United Kingdom	Norway	Total

December 31, 2007:
Future cash inflows	$423,911	$256,455	$680,366
Future production costs	(99,544)	(55,968)	(155,512)
Future development costs	(62,119)	(26,672)	(88,791)
Future income tax expense	(109,399)	(125,013)	(234,412)

Future net cash flows (undiscounted)	152,849	48,802	201,651

Annual discount of 10% for estimated timing	1,328	8,403	9,731

Standardized measure of future net cash flows	$151,521	$40,399	$191,920

December 31, 2006:
Future cash inflows	$354,827	$103,471	$458,298
Future production costs	(74,798)	(57,712)	(132,510)
Future development costs	(39,445)	(22,098)	(61,543)
Future income tax expense	(99,855)	(9,838)	(109,693)

Future net cash flows (undiscounted)	140,729	13,823	154,552

Annual discount of 10% for estimated timing	6,372	2,639	9,011

Standardized measure of future net cash flows	$134,357	$11,184	$145,541

Endeavour International Corporation
Notes to Consolidated Financial Statements

Principal Sources of Change in the Standardized Measure of Discounted Future Net Cash Flows
(Amounts in thousands)	Year Ended December 31,
	2007	2006	2005
Standardized measure, beginning of period	$145,541	$18,525	$10,265
Net changes in prices and production costs	199,343	(25,622)	44,166
Future development costs	21,625	16,195	3,277
Revisions of previous quantity estimates	79,636	47,154	9,502
Extensions and discoveries	35,345
Accretion of discount	24,078	6,037	1,963
Changes in income taxes, net	(135,233)	20,393	(26,876)
Sale of oil and gas produced, net of production costs	(135,020)	(38,592)	(26,667)
Purchased reserves	—	101,533	—
Change in estimated future development costs, production, timing and other	(43,395)	(82)	2,895

Standardized measure, end of period	$191,920	$145,541	$18,525

Note 21 – Subsequent Events
On January 22, 2008, we completed the refinancing of certain debt with the following:
•	Repayment of the outstanding balance of $75 million under our second lien term loan, plus accrued interest;

•	Issuance of $40 million under a private offering of 11.5% guaranteed convertible bonds to a company controlled by the Smedvig Family Office of Norway; and

•	Issuance of $25 million under a junior credit facility.
11.5% Guaranteed Convertible Bonds
The $40 million 11.5% guaranteed convertible bonds due 2014 bear interest at a rate of 11.5% per annum, compounded quarterly, and are unconditionally guarantee by us on a senior unsecured basis. The bonds are convertible into shares of our common stock at an initial conversion price of $2.36 per $1,000 of principal. The conversion price will be reduced in accordance with the terms of the bonds upon occurrence of certain events, including payment of common stock dividends, common stock splits or issuance of common stock at a price below the current market price.
We are required to register the shares of common stock issuable upon conversion of the bonds with the Securities and Exchange Commission. If we do not comply with the required registration rights, the bonds will bear an increased interest rate.
If we undergo a “change of control” as defined, the holders of the bonds have the right, subject to certain conditions, to redeem the bonds and accrued interest. The bonds may become immediately due upon the occurrence of certain events of default, as defined.

Endeavour International Corporation
Notes to Consolidated Financial Statements
Junior Facility
We also borrowed $25 million under a Junior Facility Agreement (the “Junior Facility”), dated January 22, 2008. Indebtedness under the Junior Facility will bear interest at LIBOR plus 3.5% (5.5% after the first year). Amounts borrowed under the Junior Facility will be repaid in semi-annual payments beginning December 31, 2009 and must be repaid in full on October 11, 2011.
Outstanding loans may be prepaid at our option without penalty after the earlier of (i) the day after the period extending from January 22, 2008 to and including one month after the Effective Date (as defined in the Junior Facility) or (ii) the day on which the lenders’ available commitments are reduced to zero. Once repaid, amounts under the Junior Facility may not be re-borrowed. The Junior Facility contains customary covenants, which limit our ability to incur indebtedness, except for permitted hedging arrangements; create certain liens; dispose of our assets and make dividend or other distribution with respect to equity securities. In addition, the Junior Facility contains various financial and technical covenants.
The amounts outstanding under the Junior Facility may become immediately due upon the occurrence of a change of control, failure to pay obligations under other financial indebtedness when due, certain events of default, breach of financial covenants and other events as defined in the agreement.
Second lien term loan repayment
Simultaneously with entering into the Junior Facility, discussed above, we terminated the Second Lien Credit Agreement and repaid all of the $78.6 million in outstanding indebtedness including accrued interest, related fees and expenses of approximately $3.6 million. The amount outstanding under the Second Lien Credit Agreement was scheduled to mature in 2011. For additional information regarding the Second Lien Credit Agreement, see Note 10 “Debt and Notes Payable.”

Endeavour International Corporation
Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.
None.
Item 9A. Controls and Procedures.
Evaluation of Disclosure Controls and Procedures
Under the supervision and with the participation of our management, including our chief executive officer, chief financial officer and chief accounting officer, we evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report, December 31, 2007. Based on that evaluation, our chief executive officer, chief financial officer and chief accounting officer concluded that our disclosure controls and procedures are effective to ensure that information we are required to disclose in our reports filed or submitted under the Securities Exchange Act of 1934, as amended, is accumulated and communicated to management as appropriate to allow timely decisions regarding required disclosures.
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
Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2007. In making this assessment, our management used the criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on our assessment, our internal control over financial reporting was effective as of December 31, 2007.
KPMG LLP, an independent registered public accounting firm, audited management’s assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2007 and issued their attestation report set forth on the following page.
Changes in Internal Control over Financial Reporting
There were no changes in our internal controls over financial reporting during the quarterly period ended December 31, 2007 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Endeavour International Corporation
Report of Independent Registered Public Accounting Firm
The Board of Directors and Stockholders
Endeavour International Corporation:
We have audited Endeavour International Corporation’s internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Endeavour International Corporation’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.
We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audit also included performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.
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
In our opinion, Endeavour International Corporation maintained, in all material respects, effective internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Endeavour International Corporation and subsidiaries as of December 31, 2007 and 2006, and the related consolidated statements of operations, stockholders’ equity and comprehensive income, and cash flows for each of the years in the three-year

Endeavour International Corporation
period ended December 31, 2007, and our report dated March 14, 2008 expressed an unqualified opinion on those consolidated financial statements.
KPMG LLP
Houston, Texas
March 14, 2008

Endeavour International Corporation
Item 9B. Other Information
None.
Part III
Item 10. Directors, Executive Officers and Corporate Governance of the Registrant
Our Definitive Proxy Statement for our 2008 Annual Meeting of Stockholders, when filed pursuant to Regulation 14A under the Securities Exchange Act of 1934, will be incorporated by reference into this annual report on Form 10-K pursuant to General Instruction G(3) of Form 10-K and will provide the information required under Part III, Item 10. In addition, see “Business – Executive Officers” in Item 1 of this
Form 10-K.
Item 11. Executive Compensation
Our Definitive Proxy Statement for our 2008 Annual Meeting of Stockholders, when filed pursuant to Regulation 14A under the Securities Exchange Act of 1934, will be incorporated by reference into this annual report on Form 10-K pursuant to General Instruction G(3) of Form 10-K and will provide the information required under Part III, Item 11.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholders Matters
Our Definitive Proxy Statement for our 2008 Annual Meeting of Stockholders, when filed pursuant to Regulation 14A under the Securities Exchange Act of 1934, will be incorporated by reference into this annual report on Form 10-K pursuant to General Instruction G(3) of Form 10-K and will provide the information required under Part III, Item 12.
Item 13. Certain Relationships and Related Transactions, and Director Independence
Our Definitive Proxy Statement for our 2008 Annual Meeting of Stockholders, when filed pursuant to Regulation 14A under the Securities Exchange Act of 1934, will be incorporated by reference into this annual report on Form 10-K pursuant to General Instruction G(3) of Form 10-K and will provide the information required under Part III, Item 13.

Endeavour International Corporation
Item 14. Principal Accounting Fees and Services
Our Definitive Proxy Statement for our 2008 Annual Meeting of Stockholders, when filed pursuant to Regulation 14A under the Securities Exchange Act of 1934, will be incorporated by reference into this annual report on Form 10-K pursuant to General Instruction G(3) of Form 10-K and will provide the information required under Part III, Item 14.
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
Endeavour International Corporation

By:	/s/ J. Michael Kirksey

J. Michael Kirksey
Executive Vice President and Chief Financial Officer
Date: March 14, 2008
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ William L. Transier	Chief Executive Officer, President	March 14, 2008

William L. Transier	and Director (Principal Executive Officer)

/s/ J. Michael Kirksey	Chief Financial Officer (Principal	March 14, 2008

J. Michael Kirksey	Financial Officer)

/s/ Robert L. Thompson	Chief Accounting Officer	March 14, 2008

Robert L. Thompson	(Principal Accounting Officer)

/s/ Thomas D. Clark	Director	March 14, 2008

Thomas D. Clark

/s/ John B. Connally III	Director	March 14, 2008

John B. Connally III

/s/ Barry J. Galt	Director	March 14, 2008

Barry J. Galt

/s/ Charles Hue Williams	Director	March 14, 2008

Charles Hue Williams

/s/ Nancy K. Quinn	Director	March 14, 2008

Nancy K. Quinn

/s/ John N. Seitz	Director	March 14, 2008

John N. Seitz

Index to Exhibits

Exhibit	Description
3.1(a)	Amended and Restated Articles of Incorporation (Incorporated by reference to Exhibit 3.2 of our Quarterly Report on Form 10-Q (Commission File No. 001-32212) for the quarter ended June 30, 2004)

3.1(b)	Certificate of Amendment dated June 1, 2006 (Incorporated by reference to Exhibit 4.2 of our Registration Statement on Form S-3 (Commission File No. 333-139304) filed on December 13, 2006)

3.2(a)	Amended and Restated Bylaws (Incorporated by reference to Exhibit 3.4 to our Current Report on Form 8-K (Commission File No. 001-32212) filed on November 6, 2006.)

3.2(b)	Amendment to Amended and Restated By-laws dated December 12, 2007 by Endeavour International Corporation (Incorporated by reference to Exhibit 3.1 to our Current Report on Form 8-K (Commission File No. 001-32212) on December 12, 2007.)

3.3	Amended and Restated Certificate of Designation of Series B Preferred Stock filed February 26, 2004 (Incorporated by reference to Exhibit 3.3 of our Quarterly Report on Form 10-Q (Commission File No. 001-32212) for the quarter ended June 30, 2004.)

3.4	Specimen of Common Stock Certificate (Incorporated by reference to Exhibit 3.7 of our Quarterly Report on Form 10-Q (Commission File No. 001-32212) for the quarter ended June 30, 2004.)

3.5	Certificate of Designation of Series A Preferred Stock of Endeavour International Corporation (Incorporated by reference to Exhibit 3.1 to our Current Report on Form 8-K (Commission File No. 001-32212) filed on November 6, 2006.)

3.6	Certificate of Designation of Series C Preferred Stock of Endeavour International Corporation (Incorporated by reference to Exhibit 3.2 to our Current Report on Form 8-K (Commission File No. 001-32212) filed on November 6, 2006.)

3.7	Certificate of Designation of Series D Preferred Stock of Endeavour International Corporation (Incorporated by reference to Exhibit 3.3 to our Current Report on Form 8-K (Commission File No. 001-32212) filed on November 6, 2006.)

4.1 (a)	Warrants to Purchase Common Stock issued to Trident Growth Fund, LP dated July 29, 2003 (warrant # 2003-3) (Incorporated by reference to Exhibit 4.7 of our Annual Report on Form 10-KSB (Commission File No. 000-33439) for the year ended December 31, 2003)

4.1 (b)	First Amendment to Warrants to Purchase Common Stock dated February 26, 2004 (warrant # 2003-3) (Incorporated by reference to Exhibit 4.7 of our Annual Report on Form 10-KSB (Commission File No. 000-33439) for the year ended December 31, 2003)

4.2	Warrant to Purchase 25,000 Shares of Common Stock issued to Trident Growth Fund, L.P. (Incorporated by reference to Exhibit 10.11 of our Annual Report on Form 10-KSB (Commission File No. 000-33439) for the Year Ended December 31, 2002).

*	Filed herewith.

†	Identifies management contracts and compensatory plans or arrangements.

Index to Exhibits

Exhibit	Description
4.3	Indenture, dated as of January 20, 2005, between Endeavour International Corporation and Wells Fargo Bank, National Association, as Trustee, relating to the 6.00% Convertible Senior Notes due 2012 (Incorporated by reference to our Exhibit 4.1 to our Current Report on Form 8-K (Commission File No. 001-32212) filed on January 24, 2005.)

4.4	Registration Rights Agreement dated January 24, 2008 by and between Endeavour International Corporation and Smedvig QIF Plc (Incorporated by reference to Exhibit 4.2 to our Current Report on Form 8-K (Commission File No. 001-32212) on January 24, 2008.)

4.5	Trust Deed dated January 24, 2008 by and among Endeavour International Corporation, Endeavour Energy Luxembourg S.a.r.l. and BNY Corporate Trustee Services Limited, as trustee (Incorporated by reference to Exhibit 4.1 to our Current Report on Form 8-K (Commission File No. 001-32212) on January 24, 2008.)

10.1	Form of Amended and Restated Option to Purchase 100,000 Shares of Common Stock dated August 8, 2003, between Endeavour and each of Stephen P. Harrington, Humbert B. Powell, III, Gary Krupp, Thomas M. Curran and John B. Connally III (Incorporated by reference to Exhibit 10.25 of our Quarterly Report on Form 10-QSB (Commission File No. 000-33439) for the quarter ended June 30, 2003).

10.2 (a)	Option to Purchase 200,000 shares of Common Stock issued to Joseph M. Fioravanti (Incorporated by reference to Exhibit 10.26 of our Quarterly Report on Form 10-QSB (Commission File No. 000-33439) for the quarter ended June 30, 2003.)

10.2 (b)	Amendment to Option to Purchase Common Stock dated February 26, 2004 between Endeavour and Joseph M. Fioravanti (Incorporated by reference to Exhibit 10.7 of our Annual Report on Form 10-KSB (Commission File No. 000-33439) for the year ended December 31, 2003.)

10.3	Form of Amendment to Amended and Restated Option to Purchase Common Stock dated February 26, 2004, executed by each of Stephen P. Harrington, Humbert B. Powell, III Gary Krupp, Thomas M. Curran and John B. Connally. (Incorporated by reference to Exhibit 10.8 of our Annual Report on Form 10-KSB (Commission File No. 000-33439) for the year ended December 31, 2003)

10.4	Common Stock Purchase Warrant dated February 26, 2004 issued to Sanders Morris Harris Inc. in connection with the private placement of 25,000,000 shares of the Endeavour’s common stock. (Incorporated by reference to Exhibit 10.24 of our Annual Report on Form 10-KSB (Commission File No. 000-33439) for the year ended December 31, 2003)

†10.5	2004 Incentive Plan, effective February 26, 2004. (Incorporated by reference to Exhibit 10.36 of our Annual Report on Form 10-KSB (Commission File No. 000-33439) for the year ended December 31, 2003)

†10.6(a)	Employment Agreement dated February 26, 2004 by and between Continental Southern Resources, Inc. and William L. Transier. (Incorporated by reference to Exhibit 10.37 of our Annual Report on Form 10-KSB (Commission File No. 000-33439) for the year ended December 31, 2003)

*	Filed herewith.

†	Identifies management contracts and compensatory plans or arrangements.

Index to Exhibits

Exhibit	Description
†10.6(b)	Amendment to employment agreement dated October 9, 2006 by and between Endeavour International Corporation and William L. Transier 2005 (Incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K (Commission File No. 001-32212) filed on October 10, 2006.)

†10.7	Employment Agreement dated February 26, 2004 by and between Continental Southern Resources, Inc. and John N. Seitz. (Incorporated by reference to Exhibit 10.38 of our Annual Report on Form 10-KSB (Commission File No. 000-33439) for the year ended December 31, 2003)

†10.8	Form of Restricted Stock Award Agreement. (Incorporated by reference to Exhibit 10.39 of our Annual Report on Form 10-KSB (Commission File No. 000-33439) for the year ended December 31, 2003)

†10.9	Form of Nonstatutory Stock Option Agreement between Endeavour International Corporation and William L. Transier, John N. Seitz, Michael D. Cochran, Bruce H. Stover, H. Don Teague and Robert L. Thompson, individually (Incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K (Commission File No. 001-32212) on January 5, 2005.)

†10.10	Form of One-Year Restricted Stock Agreement between Endeavour International Corporation and William L. Transier, John N. Seitz, Michael D. Cochran, Bruce H. Stover, H. Don Teague and Robert L. Thompson, individually (Incorporated by reference to Exhibit 10.2 to our Current Report on Form 8-K (Commission File No. 001-32212) on January 5, 2005.)

†10.11	Form of Three-Year Restricted Stock Agreement between Endeavour International Corporation and William L. Transier, John N. Seitz, Michael D. Cochran, Bruce H. Stover, H. Don Teague and Robert L. Thompson, individually (Incorporated by reference to Exhibit 10.3 to our Current Report on Form 8-K (Commission File No. 001-32212) on January 5, 2005.)

†10.12	Form of Stock Grant Agreement between Endeavour International Corporation and William L. Transier, John N. Seitz, Michael D. Cochran, Bruce H. Stover, H. Don Teague and Robert L. Thompson, individually (Incorporated by reference to Exhibit 10.4 to our Current Report on Form 8-K (Commission File No. 001-32212) filed on January 5, 2005.)

†10.13	Restricted Stock Award Agreement between Endeavour International Corporation and Lance Gilliland dated effective August 26, 2005 (Incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K (Commission File No. 001-32212) filed on September 19, 2005.)

†10.14	Nonstatutory Stock Option Agreement between Endeavour International Corporation and Lance Gilliland dated effective August 26, 2005 (Incorporated by reference to Exhibit 10.2 to our Current Report on Form 8-K (Commission File No. 001-32212) filed on September 19, 2005.)

10.15	Agreement for Sale and Purchase of Interest dated 8th December 2005 between Petro-Canada UK Limited and Endeavour Energy UK Limited (Incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K (Commission File No. 001-32212) on December 13, 2005.)

*	Filed herewith.

†	Identifies management contracts and compensatory plans or arrangements.

Index to Exhibits

Exhibit	Description
10.16	Agreement for the Sale and Purchase of 94.77% Interest in PHT Partners, L.P. dated April 22, 2005 (Incorporated by reference to Exhibit 2.1 to our Current Report on Form 8-K (Commission File No. 001-32212) on April 27, 2005.)

10.17	Put and Call Option Agreement between Paladin Resources Limited, Endeavour Energy UK Limited and Endeavour International Corporation, dated May 26, 2006 (Incorporated by reference to Exhibit 2.1 to our Current Report on Form 8-K (Commission File No. 001-32212) on June 2, 2006.)

10.18	Hive-In Agreement between Talisman Energy (UK) Limited, Talisman Energy Alpha Limited, Talisman North Sea Limited, Talisman Oil Trading Limited and Talisman Expro Limited, dated May 26, 2006. (Incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K (Commission File No. 001-32212) on June 2, 2006.)

10.19	Hive-Out Agreement between Talisman Expro Limited and Paladin Resources (Montrose) Limited, dated May 26, 2006 (Incorporated by reference to Exhibit 10.2 to our Current Report on Form 8-K (Commission File No. 001-32212) on June 2, 2006.)

10.20	Hive-Out Agreement between Talisman Expro Limited and Talisman Petroleum Ltd., dated May 26, 2006 (Incorporated by reference to Exhibit 10.3 to our Current Report on Form 8-K (Commission File No. 001-32212) on June 2, 2006.)

10.21	Hive-Out Agreement between Talisman Expro Limited and Talisman Oil Trading Limited, dated May 26, 2006 (Incorporated by reference to Exhibit 10.4 to our Current Report on Form 8-K (Commission File No. 001-32212) on June 2, 2006.)

10.22	Hive-Out Agreement between Talisman Expro Limited and Talisman North Sea Limited, dated May 26, 2006 (Incorporated by reference to Exhibit 10.5 to our Current Report on Form 8-K (Commission File No. 001-32212) on June 2, 2006.)

10.23	Hive-Out Agreement between Talisman Expro Limited and Talisman Energy (UK) Limited, dated May 26, 2006 (Incorporated by reference to Exhibit 10.6 to our Current Report on Form 8-K (Commission File No. 001-32212) on June 2, 2006.)

10.24	Underwriting Agreement, dated October 19, 2006, by and among Endeavour International Corporation and J.P. Morgan Securities Inc. and Credit Suisse Securities (USA) LLC, as representatives of the several underwriters named in Schedule I thereto 2006 (Incorporated by reference to Exhibit 1.1 to our Current Report on Form 8-K (Commission File No. 001-32212) on October 25, 2006.)

10.25	Subscription and Registration Rights Agreement, dated October 19, 2006, by and among Endeavour International Corporation and the Investors party thereto (Incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K (Commission File No. 001-32212) on October 25, 2006.)

10.26	Consulting agreement dated October 9, 2006 by and between Endeavour International Corporation and John N. Seitz (Incorporated by reference to Exhibit 10.2 to our Current Report on Form 8-K (Commission File No. 001-32212) on October 10, 2006.)

10.27	Termination agreement dated November 29, 2007 by and between Endeavour International Corporation and John Seitz (Incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K (Commission File No. 001-32212) on November 29, 2007.)

*	Filed herewith.

†	Identifies management contracts and compensatory plans or arrangements.

Index to Exhibits

Exhibit	Description
10.28 (a)	$225,000,000 Secured Revolving Loan and Letter of Credit Facility Agreement (Incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K (Commission File No. 001-32212) filed on November 6, 2006.)

10.28 (b)	Waiver and consent to $225,000,000 Secured Revolving Loan and Letter of Credit Facility Agreement (Incorporated by reference to Exhibit 4.8(b) to our Annual Report on Form 10-K (Commission File No. 001-32212) for the year ended December 31, 2006).

10.29 (a)	Second Lien Credit and Guarantee Agreement (Incorporated by reference to Exhibit 10.2 to our Current Report on Form 8-K/A (Commission File No. 001-32212) filed on November 7, 2006.)

10.29 (b)	Amendment to Second Lien Credit and Guarantee Agreement (Incorporated by reference to Exhibit 4.9(b) to our Annual Report on Form 10-K (Commission File No. 001-32212) for the year ended December 31, 2006).

10.30	Junior Facility Agreement dated January 22, 2008 by and among Endeavour International Holding B.V., as borrower, Endeavour International Corporation and certain of its affiliates party thereto, as guarantors, BNP Paribas and Bank of Scotland Plc, as the mandated lead arrangers and original lenders, and BNP Paribas, as agent and security trustee. (Incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K (Commission File No. 001-32212) on January 24, 2008.)

10.31*	Restricted Stock Award Agreement between Endeavour International Corporation and J. Michael Kirksey dated September 26, 2007.

10.32*	Restricted Stock Award Agreement between Endeavour International Corporation and John G. Williams dated October 1, 2007.

10.33*	Stock Option Agreement between Endeavour International Corporation and J. Michael Kirksey dated September 26, 2007.

10.34*	Stock Option Agreement between Endeavour International Corporation and John G. Williams dated October 1, 2007.

*14.1	Code of Business Conduct of Endeavour International Corporation.

*21.1	List of Subsidiaries.

*23.1	Consent of Independent Registered Public Accounting Firm – KPMG LLP.

*23.2	Consent of Independent Reserve Engineers – Netherland, Sewell & Associates, Inc.

*31.1	Certification of William L. Transier, Chief Executive Officer, pursuant to Rule 13a-14(a) of the Securities and Exchange Act of 1934, as amended.

*31.2	Certification of J. Michael Kirksey, Chief Financial Officer, pursuant to Rule 13a-14(a) of the Securities and Exchange Act of 1934, as amended.

*31.3	Certification of Robert L. Thompson, Chief Accounting Officer, pursuant to Rule 13a-14(a) of the Securities and Exchange Act of 1934, as amended.

*32.1	Certification of William L. Transier, Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed herewith.

†	Identifies management contracts and compensatory plans or arrangements.

Index to Exhibits

Exhibit	Description
*32.2	Certification of J. Michael Kirksey, Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*32.3	Certification of Robert L. Thompson, Chief Accounting Officer, pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed herewith.

†	Identifies management contracts and compensatory plans or arrangements.