Form 10-Q
period 2008-03-31
ENDEAVOUR INTERNATIONAL CORP
filed 2008-05-12
CIK 1112412

United States

Securities and Exchange Commission

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarterly Period Ended March 31, 2008

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  ☒  Yes   ☐   No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☒

Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    ☐ Yes   ☒  No

As of May 7, 2008, 127,602,822 shares of the registrant’s common stock were outstanding.

Endeavour International Corporation

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

Part I:  Financial Information

Item 1:  Financial Statements

Endeavour International Corporation

Condensed Consolidated Balance Sheet

(Unaudited)

(Amounts in thousands, except share data)

	March 31, 2008	December 31, 2007
Assets
Current Assets:
Cash and cash equivalents	$20,459	$16,440
Restricted cash	22,000	22,000
Accounts receivable	36,505	33,291
Prepaid expenses and other current assets	53,559	46,516
Total Current Assets	132,523	118,247

Property and Equipment, Net	331,073	335,023
Goodwill	283,324	283,324
Other Assets	9,650	11,029
Total Assets	$756,570	$747,623

Liabilities and Stockholders’ Equity
Current Liabilities:
Accounts payable	$22,798	$31,036
Accrued expenses and other	59,633	50,013
Total Current Liabilities	82,431	81,049

Long-Term Debt	251,923	266,250
Deferred Taxes	147,942	135,552
Other Liabilities	99,577	69,623
Total Liabilities	581,873	552,474

Commitments and Contingencies

Series C Convertible Preferred Stock (Liquidation preference: $127,788)	125,000	125,000

Stockholders’ Equity:
Series B preferred stock (Liquidation preference: $2,838)	—	—
Common stock; shares issued and outstanding – 127,714,297 at 2008 and 127,006,440 shares at 2007	128	127
Treasury stock (186,439 shares at 2008)	(246)	—
Additional paid-in capital	241,677	241,539
Accumulated other comprehensive loss	(1,781)	(923)
Accumulated deficit	(190,081)	(170,594)
Total Stockholders’ Equity	49,697	70,149
Total Liabilities and Stockholders’ Equity	$756,570	$747,623

See accompanying notes to condensed consolidated financial statements.

Endeavour International Corporation

Condensed Consolidated Statement of Operations

(Unaudited)

(Amounts in thousands, except per share data)

	Three Months Ended March 31,
	2008	2007

Revenues	$61,255	$42,790

Cost of Operations:
Operating expenses	10,020	10,711
Depreciation, depletion and amortization	21,403	19,213
General and administrative	4,751	5,367

Total Expenses	36,174	35,291

Income From Operations	25,081	7,499

Other Income (Expense):
Commodity derivatives:
Realized gains (losses)	(3,150)	11,072
Unrealized losses	(29,642)	(15,696)
Interest income	366	604
Interest expense	(8,207)	(4,773)
Other	(770)	(559)

Total Other Expense	(41,403)	(9,352)

Loss Before Income Taxes	(16,322)	(1,853)
Income Tax (Benefit) Expense	470	1,290

Net Loss	(16,792)	(3,143)
Preferred Stock Dividends	2,695	2,844

Net Loss to Common Stockholders	$(19,487)	$(5,987)

Basic and Diluted Loss per Common Share	$(0.15)	$(0.05)

Weighted Average Number of Common Shares Outstanding - Basic and Diluted	127,537	120,304

See accompanying notes to condensed consolidated financial statements.

Endeavour International Corporation

Condensed Consolidated Statement of Cash Flows

(Unaudited)

(Amounts in thousands)

	Three Months Ended March 31,
	2008	2007
Cash Flows from Operating Activities:
Net loss	$(16,792)	$(3,143)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation, depletion and amortization	21,403	19,213
Deferred tax expense (benefit)	(3,144)	261
Unrealized (gain) loss on derivatives	29,642	15,696
Amortization of non-cash compensation	544	1,884
Amortization of loan costs and discount	3,156	427
Non-cash interest expense	869	—
Other	632	15
Changes in assets and liabilities:
(Increase) decrease in receivables	(3,213)	25,427
(Increase) decrease in other current assets	4,158	2,829
Decrease in accounts payable and accrued expenses	(8,115)	(16,298)
Net Cash Provided by Operating Activities	29,140	46,311

Cash Flows From Investing Activities:
Capital expenditures	(19,581)	(13,480)
(Increase) decrease in restricted cash	—	(20,096)
Net Cash Used in Investing Activities	(19,581)	(33,576)

Cash Flows From Financing Activities:
Repayments of borrowings	(90,000)	(30,000)
Borrowings under debt agreements	88,000	—
Financing costs paid	(3,294)	—
Other financing	(246)	(110)
Net Cash Used in Financing Activities	(5,540)	(30,110)

Net Increase (Decrease) in Cash and Cash Equivalents	4,019	(17,375)
Effect of Foreign Currency Changes on Cash	—	718
Cash and Cash Equivalents, Beginning of Period	16,440	39,814

Cash and Cash Equivalents, End of Period	$20,459	$23,157

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

As used in these Notes to Condensed Consolidated Financial Statements, the terms “Endeavour”, “we”, “us”, “our” and similar terms refer to Endeavour International Corporation and, unless the context indicates otherwise, its consolidated subsidiaries.  The accompanying condensed consolidated financial statements of Endeavour should be read in conjunction with the consolidated financial statements and notes included in our Annual Report on Form 10–K for the year ended December 31, 2007.

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

Endeavour International Corporation

Notes to Condensed Consolidated Financial Statements

(Unaudited)

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

The common shares potentially issuable arising from these instruments, which were outstanding during the periods presented in the financial statements, consisted of:

	March 31,
(Amounts in thousands)	2008	2007

Options and stock-based compensation	—	139
Warrants	—	60
Convertible debt	33,502	16,185
Convertible preferred stock	50,000	50,000

Common shares potentially issuable	83,502	66,384

New Accounting Developments

In January 2008 we adopted two new interpretations issued by the Financial Accounting Standards Board.  Both interpretations pertain to fair value measurement in financial reporting.  The first interpretation defines fair value, outlines a structure for measuring fair value and requires expanded financial statement disclosures about fair value measurements.  It is applicable to all financial assets and liabilities that are being measured and reported on a fair value basis.  The second interpretation allows entities the option of fair value measurement for certain eligible financial instruments and other financial assets and liabilities.  The results of our adoption and application of these standards are presented in Note 10.

In March 2008, the Financial Accounting Standards Board issued a new statement that requires expanded disclosures of entities’ hedging activities and derivative instruments.  This statement is effective for fiscal years and interim periods beginning after November 15, 2008.  We are currently reviewing this new standard.

Note 2 – Stock-Based Compensation Arrangements

We grant restricted stock and stock options, including notional restricted stock and options, to employees and directors as incentive compensation.  The notional restricted stock and options may be settled in cash or stock upon vesting at our option; however, it has been our practice to settle in stock.  The restricted stock and options generally vest over three years and the options

Endeavour International Corporation

Notes to Condensed Consolidated Financial Statements

(Unaudited)

have a five-year term.  The vesting of these shares and options is dependent upon the continued service of the grantees with Endeavour.  Upon the occurrence of a change in control, each outstanding share of restricted stock and stock option will immediately vest.  For the first quarter of 2008, we included non-cash stock-based compensation of $0.3 million in both general and administrative (“G&A”) expenses and capitalized G&A expenses.  For the first quarter of 2007, we included non-cash stock-based compensation of $1.4 million and $0.5 million in G&A expenses and capitalized G&A expenses, respectively.  At March 31, 2008, total compensation costs related to awards not yet recognized was approximately $7.4 million and is expected to be recognized over a weighted average period of less than three years.

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

	Three Months Ended March 31,
	2008	2007

Risk-free rate	3.18%	4.7%
Expected years until exercise	4.25	4
Expected stock volatility	46%	43%
Dividend yield	—	—

Endeavour International Corporation

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Information relating to stock options, including notional stock options, is summarized as follows:

(Amounts in thousands, except per share data)	Number of Shares Underlying Options	Weighted Average Exercise Price per Share	Weighted Average Contractual Life in Years	Aggregate Intrinsic Value
Balance outstanding – January 1, 2008	5,569	$2.86	2.15
Granted	1,140	$1.32
Forfeited	(233)	$3.51
Expired	(90)	$4.20

Balance outstanding – March 31, 2008	6,386	$2.54	3.2	$49
Currently exercisable – March 31, 2008	3,759	$2.86	1.0	—

The weighted average grant-date fair value of options granted for the three months ended March 31, 2008 was $0.54 per option.

Restricted Stock

At March 31, 2008, our employees and directors held 4.3 million restricted shares of our common stock that vest over service periods of up to three years.  The restricted stock awards were valued based on the closing price of our common stock on the measurement date, typically the date of grant.  Compensation expense is recorded on a straight-line basis over the restricted share vesting period.

Status of the restricted shares as of March 31, 2008 and the changes during the three months ended March 31, 2008 are presented below:

(Amounts in thousands, except per share data)	Number of Shares	Weighted Average Grant Date Fair Value per Share
Balance outstanding – January 1, 2008	4,552	$2.72
Granted	1,219	$1.28
Vested	(1,015)	$3.16
Forfeited	(486)	$3.25

Balance outstanding – March 31, 2008	4,270	$2.15

Total grant date fair value of shares vesting during the period	$2,751

Endeavour International Corporation

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Note 3 – Debt Obligations

Our debt consisted of the following at the indicated dates:

	March 31,	December 31,
(Amounts in thousands)	2008	2007

Senior notes, due 2012	$81,250	$81,250
Senior bank facility, variable rate, due 2011	118,000	110,000
Convertible bonds, due 2014	40,869	—
Junior credit facility, due 2011	25,000
Second lien term loan, variable rate, due 2011	—	75,000
	265,119	266,250
Less: debt discount	13,196	—

Long-term debt	$251,923	$266,250

Standby letters of credit outstanding for abandonment liabilities	$40,901	$40,788

Additional information concerning variable interest rates paid

The interest rates paid on our variable rate debt obligations during the three months ended March 31, 2008 are shown in the following table:

(Amounts in thousands, except per share data)	Interest Rates Paid

Senior bank facility	4.62% - 5.58%
Second lien term loan	11.91%
Junior Facility	6.74%

Convertible Bonds

In January 2008, we completed the refinancing of certain debt with the following:

•	Repayment of the outstanding balance of $75 million under our second lien term loan, plus accrued interest;
•	Issuance of $40 million under a private offering of 11.5% guaranteed convertible bonds to a company controlled by the Smedvig Family Office of Norway; and
•	Issuance of $25 million under a junior credit facility.

Endeavour International Corporation

Notes to Condensed Consolidated Financial Statements

(Unaudited)

The $40 million Convertible Bonds due 2014  bear interest at a rate of 11.5% per annum, compounded quarterly, and are unconditionally guaranteed by us on a senior unsecured basis.  Interest is compounded quarterly and added to the outstanding principal balance each quarter.  Interest is not payable in cash, but is instead payable in kind upon maturity of the bonds.  The bonds are convertible into shares of our common stock at an initial conversion price of $2.36 per $1,000 of principal.  The conversion price will be adjusted in accordance with the terms of the bonds upon occurrence of certain events, including payment of common stock dividends, common stock splits or issuance of common stock at a price below the then current market price.

Upon the fourth anniversary, the holders have the right to redeem the Bonds if the weighted average closing price of our common stock for 30 days prior to that anniversary is less than the conversion price, as adjusted. If the holders do not exercise this right, the right lapses and the conversion price is reset to the then current market price of our common stock if such price is lower than the conversion price, as adjusted.

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

Embedded derivatives

Two derivatives are associated with the conversion and change in control features of the Convertible Bonds.  The initial value of these derivatives was $13.5 million and was recorded as an other long-term liability with the offset to debt discount.  At March 31, 2008, the fair market value of these derivatives is $12.8 million.  We also recorded $0.7 million in other income as a decrease in the fair market value for these instruments.

Junior Facility

We also borrowed $25 million under a Junior Facility Agreement (the “Junior Facility”), dated January 22, 2008.  Indebtedness under the Junior Facility will bear interest at LIBOR plus 3.5% (LIBOR plus 5.5% after the first year).  Amounts borrowed under the Junior Facility will be repaid in semi-annual payments beginning December 31, 2009 and must be repaid in full in October 2011.

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

Endeavour International Corporation

Notes to Condensed Consolidated Financial Statements

(Unaudited)

when due, certain events of default, breach of financial covenants and other events as defined in the agreement.

Second Lien Term Loan repayment

Simultaneously with entering into the Junior Facility and 11.5% convertible bonds, discussed above, we terminated the Second Lien Credit Agreement and repaid all of the $78.6 million in outstanding indebtedness including accrued interest, related fees and expenses of approximately $4.3 million.  The amount outstanding under the Second Lien Credit Agreement was scheduled to mature in 2011.

Note 4 - Property and Equipment

Property and equipment included the following:

(Amounts in thousands)	March 31, 2008	December 31, 2007
Oil and gas properties under the full cost method:
Subject to amortization	$305,654	$298,765
Not subject to amortization:
Acquired in 2008	9,717	—
Acquired in 2007	31,992	31,992
Acquired in 2006	96,945	97,922
Acquired prior to 2006	27,636	27,615
	471,944	456,294

Other oil and gas assets	4,875	4,875

Computers, furniture and fixtures	3,423	2,634
Total property and equipment	480,242	463,803

Accumulated depreciation, depletion and amortization	(149,169)	(128,780)

Net property and equipment	$331,073	$335,023

The costs not subject to amortization relate to unproved properties and properties being made ready to be placed in service, which are excluded from amortized capital costs until it is determined whether or not proved reserves can be assigned to such properties.  We capitalized $1.2 million and $2.0 million in interest related to exploration activities for the quarters ended March 31, 2008 and 2007, respectively.  We capitalized $2.0 million and $2.2 million in certain employee costs directly related to exploration activities for the quarters ended March 31, 2008 and 2007, respectively.  For the quarter ended March 31, 2008 and 2007, we included

Endeavour International Corporation

Notes to Condensed Consolidated Financial Statements

(Unaudited)

approximately $0.3 million and $0.5 million, respectively, of stock-based compensation in capitalized G&A expenses in property and equipment.

Note 5 – Derivative Instruments

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

We have various oil and gas derivative instruments intended to satisfy certain obligations under our financing agreements that funded the acquisition and stabilize cash flows from the acquired assets.  Hedge accounting has not been elected for these instruments and during the first quarter of 2008 and 2007, we recorded $30.3 million and $15.7 million, respectively, in other expense related to the net unrealized losses for these instruments.  In addition, we realized $(3.2) million and $11.1 million in gains (losses) on the settlement of instruments that closed during the first quarter of 2008 and 2007, respectively.  The fair market value of these derivative instruments is included in our balance sheet as follows:

(Amounts in thousands)	March 31, 2008	December 31, 2007
Prepaid expenses and other current assets	$—	$4,018
Other assets – long-term	—	1,957
Accrued expenses and other	(30,996)	(22,210)
Other liabilities – long-term	(46,185)	(30,635)

	$(77,181)	$(46,870)

At March 31, 2008, we had the following derivative instruments outstanding that are not accounted for as hedges:

Endeavour International Corporation

Notes to Condensed Consolidated Financial Statements

(Unaudited)

	Remainder of 2008	2009	2010	2011	Total
Oil (1):
Fixed Price Swap (Mbbl)	680	697	573	487	2,437
Weighted Average Price ($/Barrel)	$68.87	$69.08	$68.39	$66.01	$68.25

Gas (2):
Fixed Price Swap (MMcf)	2,008	1,387	1,032	627	5,054
Weighted Average Price (£/Mcf)	£5.17	£5.58	£5.35	£5.13	£5.32

Costless Collar (MMcf)	900	—	—	—	900
Weighted Average Ceiling Price (£/Mcf)	£4.26	—	—	—	£4.26
Weighted Average Floor Price (£/Mcf)	£3.32	—	—	—	£3.32

(1)  Oil derivatives are in reference to Platt’s Dated Brent prices.

(2)  Gas derivatives are designated in therms and have been converted to Mcf at a rate of 10 therms to 1 Mcf and are in reference to the Heren National Balance Point prices.  The exchange rate at March 31, 2008 was $1.99 to £1.00.

As of March 31, 2008, our outstanding commodity derivatives covered approximately 50% of our anticipated production for the remainder of 2008.

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

Interest Rate Swap

We also have an interest rate swap for a notional amount of $37.5 million whereby we pay a fixed rate of 5.05% and receive LIBOR.  The interest rate swap is accounted for as a hedge.

Endeavour International Corporation

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Note 6 – Asset Retirement Obligations

Our asset retirement obligations relate to obligation of the future plugging and abandonment of oil and gas properties.  The following table provides a rollforward of the asset retirement obligations for the three months ended March 31, 2008 and 2007:

	Three Months Ended March 31,
(Amounts in thousands)	2008	2007
Carrying amount of asset retirement obligations as of beginning of period	$38,422	$32,503
Accretion expense	875	739
Impact of foreign currency exchange rate changes	549	247

Carrying amount of asset retirement obligations as of end of period	$39,846	$33,489

Note 7 – Supplemental Cash Flow Information

Cash paid during the period for interest and income taxes was as follows:

	Three Months Ended March 31,
(Amounts in thousands)	2008	2007

Interest paid	$8,712	$6,808

Income taxes paid	$5,690	$2,050

Note 8 – Comprehensive Loss

Excluding net loss, our source of comprehensive loss is due to the net unrealized loss on derivative instruments and marketable securities, which are classified as available-for-sale.  The following summarizes the components of comprehensive loss:

Endeavour International Corporation

Notes to Condensed Consolidated Financial Statements

(Unaudited)

	Quarter Ended March 31,
(Amounts in thousands)	2008	2007

Net income (loss)	$(16,792)	$(3,143)

Unrealized loss on interest rate swap derivative instrument, net of tax	(980)	(170)
Unrealized (loss) on marketable securities	—	(36)
Reclassification adjustment for income (loss) realized in net loss above	122	—

Net impact on comprehensive income (loss)	(858)	(206)

Comprehensive income (loss)	$(17,650)	$(3,349)

Note 9 – Commitments and Contingencies

Rig Commitments

We are part of a consortium, with several other operators in the Norwegian Continental Shelf, which has entered into a contract for the use of a drilling rig over a multi-year period.  The contract commits us to 100 days (for two wells) for drilling services by a semi-submersible drilling rig for $38 million between mid 2008 and 2009.

In 2006, we entered into a rig commitment for 220 days over a one-year period beginning in May 2007 for the United Kingdom sector of the North Sea for a heavy-duty harsh environment jack-up.  In January 2007, a $22 million escrow payment was made under the rig commitment.  This escrow payment is included in “Restricted cash” on our Balance Sheet.  The escrow will be released in the final two months of the commitment, which we currently anticipate to be complete by 2009.  We have utilized 73 days of this rig commitment and expect to utilize the remaining 147 days of this commitment beginning in the third quarter of 2008 through 2009 depending on well scheduling.

Also in March, we entered into a $51.9 million agreement with Applied Drilling Technology International for a semi-submersible drilling rig in the fourth quarter of 2008 and mid 2009.

Contingencies

Hess Limited, the operator of the AH001 facility, supporting production from Ivanhoe, Rob Roy, Hamish (collectively, IVRRH), Renee and Rubie fields has advised us that there has been a mis-measurement of the volumes of oil produced from the IVRRH fields.  At March 31, 2008, we are estimating a net liability of $2.8 million as a result of the mis-measurement.

Endeavour International Corporation

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Note 10 – Fair Value Measurements

Effective January 1, 2008, we adopted the new guidance for fair value measurements for financial assets and liabilities measured on a recurring basis.  This new standard defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date.  It also clarifies that fair value should be based on assumptions that market participants would use when pricing an asset or liability, including assumptions about risk and the risks inherent in valuation techniques and the inputs to valuations.  This includes not only the credit standing of counterparties involved and the impact of credit enhancements but also the impact of our own nonperformance risk on our liabilities.  According to this new standard, fair value measurements are classified and disclosed in one of the following categories as follows:

Level 1:	Fair value is based on actively-quoted market prices, if available.

Level 2:

In the absence of actively-quoted market prices, we seek price information from external sources, including broker quotes and industry publications. Substantially all of these inputs are observable in the marketplace during the entire term of the instrument, can be derived from observable data, or supported by observable levels at which transactions are executed in the marketplace.

Level 3:

If valuations require inputs that are both significant to the fair value measurement and less observable from objective sources, we must estimate prices based on available historical and near-term future price information and certain statistical methods that reflect our market assumptions.

We apply fair value measurements to certain assets and liabilities including commodity and interest rate derivative instruments, marketable securities and embedded derivatives relating to conversion and change in control features in certain of our debt instruments.  We maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value.

Financial assets and liabilities are classified based on the lowest level of input that is significant to the fair value measurement.  The following table summarizes the valuation of our investments and financial instruments by pricing levels as of March 31, 2008:

Endeavour International Corporation

Notes to Condensed Consolidated Financial Statements

(Unaudited)

(Amounts in thousands)	Quoted Market Prices in Active Markets - Level 1	Significant Other Observable Inputs - Level 2	Significant Unobservable Inputs - Level 3	Total Fair Value
Oil and gas derivative contracts (1):
Oil and gas swaps	$—	$(74,017)	$—	$(74,017)
Oil and gas collars	—	(3,164)	—	(3,164)
Interest rate swaps (1)	—	(1,710)	—	(1,710)
Embedded derivatives	—	—	(12,790)	(12,790)

Total derivative liabilities	$—	$(78,891)	$(12,790)	$(91,681)

(1)           Valuations for oil and gas derivatives and interest rate swaps are based on quotes received from major financial or commodity trading institutions.

The following is a reconciliation of changes in fair value of net derivative assets and liabilities classified as Level 3:

(Amounts in thousands)	Three Months Ended March 31, 2008

Balance at beginning of period	$—
Total gains or losses (realized/unrealized):
Included in earnings	670
Purchases, issuance and settlements (net)	(13,460)
Transfers in and/or our of Level 3 (net)	—

Balance at end of period	$(12,790)

Changes in unrealized gains (losses) relating to derivative assets and liabilities still held at March 31, 2008	$670

Note 11 – Subsequent Events

Subsequent to March 31, 2008, we executed three costless oil collars based on Dated Brent and five natural gas collars, based on Heren NBP, all of which are effective from January 1, 2009 through December 31, 2009.  The first oil contract is for 100,008 barrels, with a ceiling price of $124.00 per barrel and a floor price of $100.00 per barrel; the second contract is for 100,008 barrels, with a ceiling price of $122.00 per barrel and a floor price of $100.00 per barrel; and the third contract is for 200,004 barrels, with a ceiling price of $120.75 per barrel, and a floor price of $100.00 per barrel.

The first natural gas contract covers 700 MMcf, with a ceiling price of $18.03 per Mcf and a floor price of $12.54 per Mcf. The second natural gas contract covers 100 MMcf, with a ceiling

Endeavour International Corporation

Notes to Condensed Consolidated Financial Statements

(Unaudited)

price of $16.96 and a floor price of $12.54; the third natural gas collar covers 150 MMcf, with a ceiling price of $17.91 and a floor price of $12.54; the fourth collar covers 250 MMcf, with a ceiling price of $18.21 and a floor price of $12.94, and the fifth collar covers 200 MMcf, with a ceiling price of $18.51 and a floor price of $13.13.

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

As oil prices continue to climb to record levels and gas prices in our markets have recovered from last year, our realized price before derivatives increased over 60% from the first quarter of 2007 to the first quarter of 2008.  This substantial increase in prices helped revenue grow from $42.8 million in the first three months of 2007 to $61.3 million in the same period of 2008.  By keeping cash expenses reasonably flat from 2007 to 2008, the cash flow from this higher revenue allowed us to pay down an additional $2.0 million in debt while spending $19.6 million in capital expenditures during the first quarter of 2008 and increasing cash from year end by $4.0 million.  At March 31, 2008, we held $20.5 million in cash and another $22.0 million in cash restricted for drilling rig commitments.

Even with the substantial growth in revenue, net income can be significantly affected by various non-cash items, such as unrealized gains and losses on our commodity derivatives, currency impact of long-term liabilities and deferred taxes.  Net loss to common shareholders for the first three months of 2008 was $19.5 million, or $0.15 per share, reflecting the significant unrealized loss on the mark-to-market of commodity derivatives.  For the first three months of 2007, net loss to common shareholders was $6.0 million, or $0.05 per share.  The net loss for 2007 reflects a smaller unrealized loss on the mark-to-market of commodity derivatives.  Net loss as adjusted for 2008 would have been $2.0 million, or $0.02 per share without the effect of derivative transactions and currency impacts of deferred taxes as compared to net income as adjusted of $3.0 million, or $0.03 per share, in 2007.  Net loss and net loss as adjusted for 2008 include $4.3 million in interest expense, including $2.1 million in cash, related to the early repayment of the Second Lien Term Loan.  Adjusted EBITDA increased to $42.6 million in 2008 from $37.2 million in 2007.

Discretionary cash flow was $36.3 million for the first three months of 2008 compared to $34.4 million for the same period in 2007, reflecting the increase in revenues over the periods.  Cash flows provided by operating activities decreased to $29.1 million for the three months ended

March 31, 2008 as compared to $46.3 million for the three months ended March 31, 2007 primarily due to decreases in net cash provided by changes in operating assets and liabilities partially offset by higher commodity prices.

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

For the first quarter of 2008 and 2007, we had sales volume of 8,800 BOE per day and 10,150 BOE per day, respectively.  Our physical daily production was approximately 10,100 BOE and 9,800 BOE for 2008 and 2007, respectively.  The decrease in sales volume is primarily attributable to timing of tanker liftings partially offset by production from Enoch (which recorded first sales in the third quarter of 2007) and the contribution of the gas from the completion of the gas project at Njord in the fourth quarter of 2007.  Even with the delay in tanker liftings for the first quarter of 2008, we still expect full year 2008 production to range from 8,600 to 9,000 BOE per day.

The following table shows our average sales volumes, sales prices and average production costs for the periods presented.

	Quarter Ended March 31,
	2008	2007

Sales volume (1):
Oil and condensate sales (Mbbl):
United Kingdom	265	397
Norway	96	131
Total	361	528

Gas sales (MMcf):
United Kingdom	2,035	2,259
Norway	599	54
Total	2,634	2,313

Total sales (MBOE):
United Kingdom	604	773
Norway	196	140
Total	800	913

BOE per day	8,796	10,148

Realized Prices (2):
Oil and condensate price ($per Bbl):
Before commodity derivatives	$89.84	$53.54
Effect of commodity derivatives	$(17.57)	$5.96
Realized prices including commodity derivatives	$72.27	$59.50

Gas price ($per Mcf):
Before commodity derivatives	$10.93	$6.28
Effect of commodity derivatives	$1.22	$3.43
Realized prices including commodity derivatives	$12.15	$9.71

Equivalent oil price ($per BOE):
Before commodity derivatives	$76.53	$46.85
Effect of commodity derivatives	$(3.94)	$12.12
Realized prices including commodity derivatives	$72.59	$58.97

(1)	We record oil revenues on the sales method, i.e. when delivery has occurred. Actual production may differ based on the timing of tanker liftings. We use the entitlements method to account for sales of gas production. Our physical daily production was approximately 10,100 BOE and 9,800 BOE for 2008 and 2007, respectively.

(2)	The average sales prices include gains and losses for derivative contracts we utilize to manage price risk related to our future cash flows.

During the three months ended March 31, 2008, we realized $3 million in losses on the settlement of commodity derivatives, compared to $11 million in gains for the same period in 2007.  In the first quarter of 2008, we also recognized $30 million in losses on the mark-to-market of our commodity derivatives versus a loss of $16 million for the same period in 2007.

Expenses

Operating expenses decreased to $10.0 million during the first quarter of 2008 as compared to $10.7 million in the first quarter of 2007.  Operating costs per BOE decreased from $11.73 per BOE in the first quarter of 2007 to $12.52 per BOE in the first quarter of 2008.

G&A expenses decreased to $4.8 million during the first quarter of 2008 as compared to $5.4 million for the corresponding period in 2007.  This decrease resulted from changes in non-cash stock-based compensation as a result of current year forfeitures and lower consulting fees.  The decreases were partially offset by increases resulting from compensation expense, and occupancy costs.  The compensation expense increase reflects salary expense related to increases in staffing and $0.2 million related to retiring employees.  Components of G&A expenses for these periods are as follows:

	Three Months Ended March 31,
(Amounts in thousands)	2008	2007

Compensation	$4,937	$4,188
Consulting, legal and accounting fees	1,111	1,400
Other expenses	198	149
Total gross cash G&A expenses	6,246	5,737

Non-cash stock-based compensation	544	1,877
Gross G&A expenses	6,790	7,614
Less: capitalized G&A expenses	(2,039)	(2,247)
Net G&A expenses	$4,751	$5,367

Interest expense increased to $8.2 million for the three months ended March 31, 2008 as compared to $4.8 million for the corresponding period in 2007 and is primarily associated with our early retirement of the Second Lien Term Loan of $4.3 million.

Income Taxes

The following summarizes the components of tax expense (benefit):

(Amounts in thousands)	UK	Norway	U.S.	Other	Total
Three Months Ended March 31, 2008
Net income (loss) before taxes	$(19,565)	$7,925	$(2,312)	$(2,370)	$(16,322)

Current tax expense	1,470	2,144	—	—	3,614
Deferred tax expense (benefit)	(10,230)	4,323	—	122	(5,785)
Foreign currency losses on deferred tax liabilities	11	2,630	—	—	2,641
Total tax expense (benefit)	(8,749)	9,097	—	122	470

Net income (loss) after taxes	$(10,816)	$(1,172)	$(2,312)	$(2,492)	$(16,792)

Three Months Ended March 31, 2007
Net income (loss) before taxes	$(468)	$887	$(2,616)	$344	$(1,853)

Current tax expense (benefit)	1,653	(620)	(3)	—	1,030
Deferred tax expense (benefit)	(2,307)	1,330	—	—	(977)
Foreign currency losses on deferred tax liabilities	660	577	—	—	1,237
Total tax expense	6	1,287	(3)	—	1,290

Net income (loss) after taxes	$(474)	$(400)	$(2,613)	$344	$(3,143)

The change in income tax expense from a $1.3 million to $0.5 million for the first three months of 2007 and 2008, respectively, is primarily the result of higher deferred tax benefits on increased unrealized losses on derivatives, partially offset by increased income resulting from higher commodity prices and the effect of foreign currency changes on the deferred tax liabilities as a result of the strengthening of the Norwegian kroner versus the U.S. dollar.

In the first quarter of 2008 and 2007, we did not record any income tax benefits in the U.S. as there was no assurance that we could generate any U.S. taxable earnings, resulting in a full valuation allowance of deferred tax assets generated.

As our deferred tax liabilities are denominated in their respective currencies, we revalue those deferred tax liabilities to the applicable foreign currency exchange rate at the end of each period.  Those foreign currency gains and losses are included in income tax expense as shown above.

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

These non-GAAP measures should not be considered in isolation or as an alternative to net income, operating income, or any other performance measures derived in accordance with GAAP or as alternatives to cash flows generated by operating, investing or financing activities as a measure of our liquidity.  Because Net Income (Loss) as Adjusted, Adjusted EBITDA and Discretionary Cash Flow are not measurements determined in accordance with GAAP and thus susceptible to varying calculations, Net Income (Loss) as Adjusted, Adjusted EBITDA and Discretionary Cash Flow as presented may not be comparable to other similarly titled measures of other companies.

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

	Three Months Ended March 31,
(in thousands, except per share)	2008	2007
Net loss	$(16,792)	$(3,143)

Depreciation, depletion and amortization	21,403	19,213
Deferred tax expense (benefit)	(3,144)	261
Unrealized (gain) loss on instruments	29,642	15,696
Amortization of non-cash compensation	544	1,884
Amortization of loan costs and discount	3,156	427
Non-cash interest expense	869	—
Other	632	15

Discretionary cash flow	$36,310	$34,353

Net income (loss) to common shareholders, as reported	$(19,487)	$(5,987)
Unrealized (gains) losses on derivatives (net of 50% tax)	14,821	7,848
Currency impact of deferred taxes	2,641	1,237

Net income (loss), as adjusted	$(2,025)	$3,098

Weighted average number of common shares outstanding – basic and diluted	125,537	120,304

Earnings per share, as adjusted	$(0.02)	$0.03

	Three Months Ended March 31,
(in thousands, except per share)	2008	2007

Net income (loss) to common shareholders, as reported	$(19,487)	$(5,987)

Unrealized (gains) losses on derivatives	29,642	15,696
Net interest expense	7,841	4,169
Depreciation, depletion and amortization	21,403	19,213
Income tax expense (benefit)	470	1,290
Preferred stock dividends	2,695	2,844

Adjusted EBITDA	$42,564	$37,225

Liquidity and Capital Resources

The following table summarizes our net cash flows from operating, investing and financing activities for the periods indicated.  For additional details regarding the components of our primary cash flow amounts, see the Condensed Consolidated Statements of Cash Flows under Item 1 of this report.

	For the Quarter Ended March 30,
(Amounts in thousands)	2008	2007

Net cash provided by Operating Activities	$29,140	$46,311
Net cash used in Investing Activities	$(19,581)	$(33,576)
Net cash provided by Financing Activities	$(5,540)	$(30,110)

The net cash flows provided by (used in) operating activities are primarily impacted by the earnings from our business activities.  The cash flows provided by operating activities decreased to $29.1 million for the three months ended March 31, 2008 as compared to $46.3 million for the three months ended March 31, 2007 primarily due to decreases in cash flows used by changes in net operating assets and liabilities partially offset by higher commodity prices.

The cash used in investing activities represents expenditures for capital projects and asset purchases, as discussed in “Drilling Program” below, and increases to restricted cash under escrow for our rig commitments for 2007.  The cash provided by (used in) financing activities generally consists of borrowings and repayments of debt, proceeds from the issuance of equity securities and payment of financing costs.

In January 2008, we completed the refinancing of certain debt with the following:

•	Repayment of the outstanding balance of $75 million under our Second Lien Term Loan, plus accrued interest;
•	Issuance of $40 million under a private offering of 11.5% guaranteed convertible bonds to a company controlled by the Smedvig Family Office of Norway; and

•	Issuance of $25 million under a junior credit facility.

The $40 million Convertible Bonds due 2014 bear interest at a rate of 11.5% per annum, compounded quarterly, and are unconditionally guaranteed by us on a senior unsecured basis.  Interest is compounded quarterly and added to the outstanding principal balance each quarter.  Interest is not payable in cash, but is instead payable in kind upon maturity of the bonds.

We also borrowed $25 million under the Junior Facility.  Indebtedness under the Junior Facility bears interest at LIBOR plus 3.5% (plus 5.5% after the first year).  Amounts borrowed under the Junior Facility will be repaid in semi-annual payments beginning December 31, 2009 and must be repaid in full in October 2011.

Outstanding loans under the Junior Facility may be prepaid at our option without penalty after the earlier of (i) the day after the period extending from January 22, 2008 to and including one month after the Effective Date (as defined in the Junior Facility) or (ii) the day on which the lenders’ available commitments are reduced to zero.  Once repaid, amounts under the Junior Facility may not be re-borrowed.  The Junior Facility contains customary covenants, which limit our ability to incur indebtedness, except for permitted hedging arrangements; create certain liens; dispose of our assets and make dividend or other distribution with respect to equity securities.  In addition, the Junior Facility contains various financial and technical covenants.

The amounts outstanding under the Junior Facility may become immediately due upon the occurrence of a change of control, failure to pay obligations under other financial indebtedness when due, certain events of default, breach of financial covenants and other events as defined in the agreement.

Simultaneously with entering into the Junior Facility and issuing the Convertible Bonds, discussed above, we terminated the Second Lien Term Loan and repaid all of the $78.6 million in outstanding indebtedness including accrued interest, related fees and expenses of approximately $4.3 million.  The amount outstanding under the Second Lien Term Loan was scheduled to mature in 2011.

Drilling Program

We anticipate spending approximately $90 million during 2008 to fund oil and gas exploration and development in the North Sea.  An estimated $40 million will be allocated to drilling at least five exploration prospects in the North Sea.  Approximately 60 percent of this exploration budget will be spent in Norway with the balance dedicated to drilling in the UK.

In Norway, the Galtvort well began drilling in April 2008 and is a near-field prospect operated by StatoilHydro Petroleum AS in which we have a 7.5 percent interest in the well.  We will also participate in the drilling of three other exploration wells on the Norwegian Continental Shelf as part of our 2008 drilling campaign.  We will operate our first well in Norway with the drilling of the Jade well, in which Endeavour holds a 65 percent interest.  The area is the site of the two Agat natural gas discoveries and the test will set out to identify additional reserves in support of commercial development.  The other two wells include the Noatun C, a prospect in north of the

Njord field, and the Brage North, an exploration target in the Brage field.  We hold a 2.5 and 4.44 percent interest, respectively, in the blocks.

We plan to drill three exploration and appraisal wells and one development well in the United Kingdom sector of the North Sea during the second half of this year.  The Tesla exploration well on Block 22/24c will test for hydrocarbons in one of our primary areas of focus.  We hold a 25 percent interest in the license.  We also plan to drill a well to further appraise the Cygnus discovery, in which we hold a 12.5 percent interest.  Another appraisal well is planned on the Rochelle discovery in which we hold a 55.6% interest.  We are scheduled to drill and operate a development well on one of the two R blocks, Renee and Rubie, later this year.

The timing and order of this program will be determined by the completion of ongoing technical work, partner approvals and rig scheduling for individual prospects.  We may increase or decrease our planned activities for 2008 or high grade our exploratory prospects, depending upon drilling results, potential acquisition candidates, product prices, the availability of capital resources and other factors affecting the economic viability of such activities.  We believe we have a production base that generates significant cash flow to fund our future growth plans and ongoing operations.

In March, we were awarded interests in two production licenses on the Norwegian Continental Shelf, a 25 percent interest in PL453S and a 20 percent interest in PL457.  Total acreage for the two awards approximates 538,000 acres, which brings our total acreage to 1,423,000 acres.  We also entered into an agreement to farm down our interest in the Galtvort and Gygrid prospects.

Rig Commitments

We are part of a consortium, with several other operators in the Norwegian Continental Shelf, which has entered into a contract for the use of a drilling rig over a multi-year period.  The contract commits us to 100 days (for two wells) for drilling services by a semi-submersible drilling rig for $38 million between mid 2008 and 2009.

In 2006, we entered into a rig commitment for 220 days over a one-year period beginning in May 2007 for the United Kingdom sector of the North Sea for a heavy-duty harsh environment jack-up.  In January 2007, a $22 million escrow payment was made under the rig commitment.  This escrow payment is included in “Restricted cash” on our Balance Sheet.  The escrow will be released in the final two months of the commitment, which we currently anticipate to be complete by 2009.  We have utilized 73 days of this rig commitment and expect to utilize the remaining 147 days of this commitment beginning in the third quarter of 2008 through 2009 depending on well scheduling.

Also in March, we entered into a $51.9 million agreement with Applied Drilling Technology International for a semi-submersible drilling rig in the fourth quarter of 2008 and mid 2009.

2008 Outlook

We expect production for 2008 to range from 8,600 to 9,000 BOE per day, with approximately 50%– 55% of that production as gas.  For 2008, we expect realized prices before derivatives to be $0.30 - $0.40 per Mcf less than the National Balance Point price for gas and $4.00 - $5.00 per Bbl less than the Dated Brent price for oil.  For the three months ended March 31, 2008, our production averaged 8,800 BOE per day.  According to the sales method of accounting, oil revenues are recognized when production is sold to a purchaser at a fixed or determinable price, when delivery has occurred and title has transferred, and collectibility of the revenue is probable.

Oil prices continue to be impacted by supply and demand on a worldwide basis, while natural gas prices are more impacted by regional economic and weather patterns.  While oil prices continue to remain strong, natural gas prices in the UK have begun to recover from the levels seen year to date.  Warmer weather conditions and increases in the supply of natural gas available from Norway had impacted the nine month gas prices.  We have commodity derivative instruments to secure our realized prices for a portion of our oil and gas production through 2011.  See Note 5 to the Condensed Consolidated Financial Statements in this report for more discussion of our commodity derivative instruments.

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

Cautionary Statement for Forward-Looking Statements

The information contained in this Quarterly Report on Form 10-Q and in other public statements by Endeavour and our officers or directors includes or may contain certain forward-looking statements.  The words “may,” “will,” “expect,” “anticipate,” “believe,” “continue,” “estimate,” “project,” “intend,” and similar expressions used in this Report are intended to identify forward-looking statements within the meaning of Section 27A of the U.S. Securities Act of 1933, as amended, and Section 21E of the U.S. Securities Exchange Act of 1934, as amended.  You should not place undue reliance on these forward-looking statements, which speak only as of the date made.  We undertake no obligation to publicly update these forward-looking statements to reflect events or circumstances after the date they are made or to reflect the occurrence of unanticipated events.  You should also know that such statements are not guarantees of future performance and are subject to risks, uncertainties and assumptions.  These factors include, but are not limited to, those risks described in detail below and in the our Annual Report on Form 10-K for the year ended December 31, 2007 under the caption “Risk Factors” and other filings with the Securities and Exchange Commission.  These risk factors include, among others, our ability to replace reserves and sustain production; the level of our indebtedness; the availability of capital on an economic basis to fund reserve replacement costs; uncertainties in evaluating oil and natural gas reserves of acquired properties and associated potential liabilities; unsuccessful exploration and development drilling; and production interruptions that could adversely affect our cash flow.  Should any of these risks or uncertainties materialize, or should any of these assumptions prove incorrect, actual results may differ materially from those included within the forward-looking statements.

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

Commodity Price Risk

We produce and sell crude oil and natural gas.  Realized pricing is primarily driven by the prevailing worldwide price for crude oil and regional gas spot market prices that have been volatile and unpredictable for several years.  As a result, our financial results can be significantly impacted as these commodity prices fluctuate widely in response to changing market forces.  We may engage in oil and gas hedging activities to realize commodity prices that we consider favorable.  For additional information regarding our derivative instruments, see Note 5 to the Condensed Consolidated Financial Statements.

Interest Rate Risk

We are exposed to changes in interest rates.  Changes in interest rates affect the interest earned on cash and cash equivalents and the interest rate paid on borrowings under debt.

At March 31, 2008, we had an interest rate swap for a notional amount of $37.5 million whereby we pay a fixed rate of 5.05% and receive three-month LIBOR through November 2009.  A 250 change in basis points on LIBOR would result in a $0.3 million change in our annual interest expense, given our floating rate debt at March 31, 2008 and interest rate swap.

Item 4:  Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this Report, our management carried out an evaluation, with the participation of our chief executive officer (the “CEO”) and chief financial officer (the “CFO”), of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(b) or 15d-15(b) of the Securities Exchange Act of 1934, as amended).  Based on that evaluation, the CEO and CFO concluded:

(i)                                     that our disclosure controls and procedures are designed to ensure that information we are required to disclose in our reports filed or submitted under the Securities Exchange Act of 1934, as amended, is (a) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and (b) is accumulated and communicated to our management, including the CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure; and

(ii)                                  that our disclosure controls and procedures were effective as of March 31, 2008.

Changes in Internal Control over Financial Reporting

There was no change in our system of internal control over financial reporting during the last fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Part II. Other Information

Item 1A:  Risk Factors

There have been no material changes in our risk factors since December 31, 2007.  For a detailed discussion of our risk factors, please read, Item 1A “Risk Factors,” in our Annual Report on Form 10-K for the year ended December 31, 2007.

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

Endeavour International Corporation

Date: May 12, 2008	/s/ J. Michael Kirksey	/s/ Robert L. Thompson
	J. Michael Kirksey	Robert L. Thompson
	Executive Vice President and	Senior Vice President and
	Chief Financial Officer	Chief Accounting Officer
	(Principal Financial Officer)	(Principal Accounting Officer)