Form 10-Q
period 2008-06-30
ENDEAVOUR INTERNATIONAL CORP
filed 2008-08-11
CIK 1112412

United States
Securities and Exchange Commission

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarterly Period Ended June 30, 2008

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  ☒  Yes   ☐   No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “accelerated filer,” “large accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    ☐ Yes   ☒  No

As of August 7, 2008, 127,768,005 shares of the registrant’s common stock were outstanding.

Endeavour International Corporation

Part I:  Financial Information

Item 1:  Financial Statements

Endeavour International Corporation

Condensed Consolidated Balance Sheets

(Unaudited)

(Amounts in thousands, except share data)

	June 30, 2008	December 31, 2007
Assets
Current Assets:
Cash and cash equivalents	$29,379	$16,440
Restricted cash	22,000	22,000
Accounts receivable	39,502	33,291
Prepaid expenses and other current assets	75,083	46,516
Total Current Assets	165,964	118,247

Property and Equipment, Net	320,981	335,023
Goodwill	284,549	283,324
Other Assets	8,909	11,029
Total Assets	$780,403	$747,623

Liabilities and Stockholders’ Equity
Current Liabilities:
Accounts payable	$24,286	$31,036
Accrued expenses and other	116,711	50,013
Total Current Liabilities	140,997	81,049

Long-Term Debt	238,969	266,250
Deferred Taxes	107,617	135,552
Other Liabilities	182,321	69,623
Total Liabilities	669,904	552,474

Commitments and Contingencies

Series C Convertible Preferred Stock (Liquidation preference: $125,000)	125,000	125,000

Stockholders’ Equity:
Series B Preferred stock (Liquidation preference: $2,852)	—	—
Common stock; shares issued and outstanding – 127,932,598 at 2008 and 127,006,440 shares at 2007	128	127
Additional paid-in capital	242,322	241,539
Treasury stock (190,440 shares at 2008)	(252)	—
Accumulated other comprehensive income	116	(923)
Accumulated deficit	(256,815)	(170,594)
Total Stockholders’ Equity	(14,501)	70,149
Total Liabilities and Stockholders’ Equity	$780,403	$747,623

See accompanying notes to condensed consolidated financial statements.

Endeavour International Corporation

Condensed Consolidated Statement of Operations

(Unaudited)

(Amounts in thousands, except per share data)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2008	2007	2008	2007
Revenues	$86,342	$31,621	$147,596	$74,411

Cost of Operations:
Operating expenses	13,969	9,728	23,988	20,438
Depreciation, depletion and amortization	23,720	15,247	45,123	34,461
General and administrative	4,836	5,160	9,587	10,527
Total Expenses	42,525	30,135	78,698	65,426

Income From Operations	43,817	1,486	68,898	8,985

Other Income (Expense):
Derivatives:
Realized gains (losses)	(14,494)	3,943	(17,644)	15,015
Unrealized losses	(130,686)	(12,612)	(160,328)	(28,308)
Interest income	325	582	691	1,186
Interest expense	(5,330)	(4,155)	(13,536)	(8,928)
Other	(520)	(1,321)	(1,291)	(1,880)

Total Other Expense	(150,705)	(13,563)	(192,108)	(22,915)

Loss Before Income Taxes	(106,888)	(12,077)	(123,210)	(13,930)
Income Tax Benefit	(42,864)	(1,873)	(42,394)	(582)

Net Loss	(64,024)	(10,204)	(80,816)	(13,348)
Preferred Stock Dividends	2,709	2,844	5,405	5,688

Net Loss to Common Stockholders	$(66,733)	$(13,048)	$(86,221)	$(19,036)

Basic and Diluted Loss per Common Share	$(0.52)	$(0.11)	$(0.68)	$(0.16)

Weighted Average Number of Common Shares Outstanding:
Basic and Diluted:	127,626	123,661	127,581	121,133

See accompanying notes to condensed consolidated financial statements.

Endeavour International Corporation

Condensed Consolidated Statement of Cash Flows

(Unaudited)

(Amounts in thousands)

	For the Six Months Ended June 30,
	2008	2007
Cash Flows from Operating Activities:
Net loss	$(80,816)	$(13,348)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation, depletion and amortization	45,123	34,461
Deferred tax benefit	(58,277)	(940)
Unrealized loss on derivatives	160,328	28,308
Amortization of non-cash compensation	1,196	2,735
Other	7,372	933
Changes in assets and liabilities:
(Increase) decrease in receivables	(2,824)	37,498
Increase in other current assets	(4,907)	(16,602)
Increase in accounts payable and accrued expenses	4,759	5,368
Net Cash Provided by Operating Activities	71,954	78,413

Cash Flows From Investing Activities:
Capital expenditures	(32,168)	(41,707)
Increase in restricted cash	—	(20,133)
Net Cash Used in Investing Activities	(32,168)	(61,840)

Cash Flows From Financing Activities:
Repayments of borrowings	(105,000)	(40,000)
Borrowings under debt agreements	88,000	7,000
Dividends paid	(5,313)	—
Financing costs paid	(4,282)	—
Other financing	(252)	(157)
Net Cash Used in Financing Activities	(26,847)	(33,157)

Net Increase (Decrease) in Cash and Cash Equivalents	12,939	(16,584)
Effect of Foreign Currency Changes on Cash	—	2,617
Cash and Cash Equivalents, Beginning of Period	16,440	39,814

Cash and Cash Equivalents, End of Period	$29,379	$25,847

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

Management believes that it is reasonably possible that the following material estimates affecting the financial statements could change in the coming year: (1) estimates of proved oil and gas reserves, (2) estimates as to the expected future cash flow from proved oil and gas properties, (3) estimates of future dismantlement and restoration costs, (4) estimates of fair values used in purchase accounting and (5) estimates of the fair value of derivative instruments.

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

The common shares potentially issuable arising from these instruments, which were outstanding during the periods presented in the financial statements, consisted of:

	June 30,
(Amounts in thousands)	2008	2007

Warrants, options and stock-based compensation	1,253	36
Convertible debt	34,000	16,185
Convertible preferred stock	50,000	50,000

Common shares potentially issuable	85,253	66,221

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

Note 2 – Stock-Based Compensation Arrangements

We grant restricted stock and stock options, including notional restricted stock and options, to employees and directors as incentive compensation.  The notional restricted stock and options may be settled in cash or stock upon vesting, at our option, however it has been our practice to settle in stock.  The restricted stock and options generally vest over three years and the options have a five year term.  The vesting of these shares and options is dependent upon the continued service of the grantees to Endeavour.  Upon the occurrence of a change in control, each share of

Endeavour International Corporation

Notes to Condensed Consolidated Financial Statements

(Unaudited)

restricted stock and stock option outstanding on the date on which the change in control occurs will immediately vest.  For the second quarter of 2008, we included non-cash stock-based compensation of $0.4 million and $0.3 million in general and administrative expenses and capitalized general and administrative expenses, respectively.  For the second quarter of 2007, we included non-cash stock-based compensation of $0.4 million and $0.5 million in general and administrative expenses and capitalized general and administrative expenses, respectively.  For the six months ended June 30, 2008 and 2007, we included non-cash stock – based compensation of $0.7 million and $0.5 million, and $1.9 million and $1.1 million in general and administrative expenses and capitalized general and administrative expenses, respectively.  At June 30, 2008, total compensation costs related to nonvested awards not yet recognized was approximately $6.4 million and is expected to be recognized over a weighted average period of less than two years.

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

	For the Six Months Ended June 30,
	2008	2007

Risk-free rate	3.2%	4.7%
Expected years until exercise	4.25	4
Expected stock volatility	46.0%	42.4%
Dividend yield	—	—

Endeavour International Corporation

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Information relating to stock options, including notional stock options, is summarized as follows:

(Amounts in thousands, except per share data)	Number of Shares Underlying Options	Weighted Average Exercise Price per Share	Weighted Average Contractual Life in Years	Aggregate Intrinsic Value
Balance outstanding – January 1, 2008	5,569	$2.86	2.15
Granted	1,175	$1.32
Forfeited	(365)	$3.21
Expired	(576)	$4.15

Balance outstanding – June 30, 2008	5,803	$2.40	3.2	$1,566
Currently exercisable – June 30, 2008	3,353	$2.67	1.0	$316

The weighted average grant-date fair value of options granted for the six months ended June 30, 2008 was $0.52 per option.

Restricted Stock

At June 30, 2008, our employees and directors held 4.3 million restricted shares of our common stock that vest over the service period of up to three years.  The restricted stock awards were valued based on the closing price of our common stock on the measurement date, typically the date of grant, and compensation expense is recorded on a straight-line basis over the restricted share vesting period.

Status of the restricted shares as of June 30, 2008 and the changes during the six months ended June 30, 2008 are presented below:

(Amounts in thousands, except per share data)	Number of Shares	Weighted Average Grant Date Fair Value per Share
Balance outstanding – January 1, 2008	4,577	$2.72
Granted	1,686	$1.31
Vested	(1,228)	$2.84
Forfeited	(762)	$3.01

Balance outstanding – June 30, 2008	4,273	$2.07

Total grant date fair value of shares vesting during the period	$3,035

Endeavour International Corporation

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Note 3 – Debt Obligations

Our debt consisted of the following at the indicated dates:

	June 30,	December 31,
(Amounts in thousands)	2008	2007

Senior notes, 6% fixed rate, due 2012	$81,250	$81,250
Senior bank facility, variable rate, due 2011	113,000	110,000
Convertible bonds, due 2014	42,044	—
Junior credit facility, due 2011	15,000	—
Second lien term loan, variable rate, due 2011	—	75,000
	251,294	266,250
Less: debt discount	12,325	—

Long-term debt	$238,969	$266,250

Standby letters of credit outstanding for abandonment liabilities	$41,006	$40,788

Additional information concerning interest rates

Average interest rates on our debt obligations at June 30, 2008 and December 31, 2007 are shown in the following table:

	June 30, 2008	December 31, 2007

Senior bank facility	4.1%	6.2%
Junior credit facility	6.4%	—
Second lien term loan	—	11.9%

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

Embedded derivatives

Two derivatives are associated with the conversion and change in control features of the $40 million 11.5% convertible bonds.  At June 30, 2008, the fair market value of these derivatives is $21.6 million, reflecting an $8.8 million increase during the second quarter that was recorded in other expense.

Junior Facility

We also borrowed $25 million under a Junior Facility Agreement (the “Junior Facility”), dated January 22, 2008.  Indebtedness under the Junior Facility will bear interest at LIBOR plus 3.5% (LIBOR plus 5.5% after the first year).  Amounts borrowed under the Junior Facility will be repaid in semi-annual payments beginning December 31, 2009 and must be repaid in full in October 2011.  During the second quarter 2008, we repaid $10 million of the Junior Facility.

Amounts borrowed under the Junior Facility may be prepaid at our option without penalty..  Once repaid, amounts under the Junior Facility may not be re-borrowed.  The Junior Facility contains customary covenants, which limit our ability to incur indebtedness, except for permitted hedging arrangements; create certain liens; dispose of our assets and make dividend or other distribution with respect to equity securities after one year.  In addition, the Junior Facility contains various financial and technical covenants.

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

Note 4 - Property and Equipment

Property and equipment included the following:

(Amounts in thousands)	June 30, 2008	December 31, 2007
Oil and gas properties under the full cost method:
Subject to amortization	$313,997	$298,765
Not subject to amortization:
Acquired in 2008	17,390	—
Acquired in 2007	31,992	31,992
Acquired in 2006	93,853	97,922
Acquired prior to 2006	26,918	27,615
	484,150	456,294

Other oil and gas assets	4,875	4,875

Computers, furniture and fixtures	3,804	2,634
Total property and equipment	492,829	463,803

Accumulated depreciation, depletion and amortization	(171,848)	(128,780)

Net property and equipment	$320,981	$335,023

The costs not subject to amortization relate to unproved properties and properties being made ready to be placed in service which are excluded from amortized capital costs until it is determined whether or not proved reserves can be assigned to such properties.  We capitalized $1.0 million and $2.0 million in interest related to exploration activities for the quarters ended June 30, 2008 and 2007, respectively.  For the six months ending June 30, 2008 and 2007, $2.2 million and $4.0 million, respectively, was capitalized in interest related to exploration.  We capitalized $2.1 million and $2.0 million in certain employee costs directly related to exploration

Endeavour International Corporation

Notes to Condensed Consolidated Financial Statements

(Unaudited)

activities for the quarters ended June 30, 2008 and 2007, respectively.  We capitalized $4.1 million and $4.2 million in certain employee costs directly related to exploration activities for the six months ended June 30, 2008 and 2007, respectively.  For the quarter ended June 30, 2008 and 2007, we included approximately $0.3 million and $0.5 million, respectively, of stock-based compensation in capitalized General and Administrative (“G & A”) expenses in property and equipment.

Note 5 – Derivative Instruments

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

We have various oil and gas derivative instruments intended to satisfy certain obligations under our financing agreements that funded the Talisman acquisition and to stabilize cash flows from the acquired assets.  Hedge accounting has not been elected for these instruments and during the second quarter of 2008, we recorded $152.2 million in other expense related to the net unrealized losses for these contracts.  In addition, we realized $(14.5) million and $3.9 million in gains (losses) on the settlement of instruments that closed during the second quarter of 2008 and 2007, respectively.  The fair market value of these derivative instruments is included in our balance sheet as follows:

(Amounts in thousands)	June 30, 2008	December 31, 2007
Prepaid expenses and other current assets	$—	$4,018
Other assets – long-term	—	1,957
Accrued expenses and other	(79,445)	(22,210)
Other liabilities – long-term	(119,612)	(30,635)

	$(199,057)	$(46,870)

At June 30, 2008, we had the following derivative instruments outstanding that are not accounted for as hedges:

Endeavour International Corporation

Notes to Condensed Consolidated Financial Statements

(Unaudited)

	Remainder of 2008	2009	2010	2011	Total
Oil (1):
Fixed Price Swap (Mbbl)	453	697	573	487	2,210
Weighted Average Price ($/Barrel)	$68.87	$69.08	$68.39	$66.01	$68.18

Costless Collar (Mbbl)		400	—	—	400
Weighted Average Ceiling Price ($/Barrel)	$	$121.88	—	—	$121.88
Weighted Average Floor Price ($/Barrel)	$	$100.00	—	—	$100.00

Gas (2):
Fixed Price Swap (MMcf)	1,338	1,387	1,032	627	4,384
Weighted Average Price ($/Mcf)	$10.68	$11.17	$10.71	$10.27	$10.78

Costless Collar (MMcf)	600	1,400	—	—	2,000
Weighted Average Ceiling Price ($/Mcf)	$$8.67	$$18.13	$—	$—	$15.29
Weighted Average Floor Price ($/Mcf)	$$6.75	$$12.76	$—	$—	$10.96

(1)    Oil derivatives are in reference to Platt’s Dated Brent prices.

(2)    Gas derivatives are designated in therms and have been converted to Mcf at a rate of 10 therms to 1 Mcf and are in reference to the Heren National Balance Point prices.  The exchange rate at June 30, 2008 was $1.99 to £1.00.

As of June 30, 2008, our outstanding commodity derivatives covered approximately 50% of our anticipated production for the remainder of 2008.

Interest Rate Swap

We also have an interest rate swap for a notional amount of $37.5 million whereby we pay a fixed rate of 5.05% and receive LIBOR.  The interest rate swap is accounted for as a hedge and is valued at $1.0 million at June 30, 2008.

Endeavour International Corporation

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Note 6 – Asset Retirement Obligations

Our asset retirement obligations relate to obligation of the future plugging and abandonment of oil and gas properties.  The following table provides a rollforward of the asset retirement obligations for the six months ended June 30, 2008 and 2007:

	For the Six Months Ended June 30,
(Amounts in thousands)	2008	2007
Carrying amount of asset retirement obligations as of beginning of period	$38,422	$32,503
Accretion expense	1,776	1,505
Impact of foreign currency exchange rate changes	624	1,022

Carrying amount of asset retirement obligations as of end of period	$40,822	$35,030

Note 7 – Supplemental Cash Flow Information

Cash paid during the period for interest and income taxes was as follows:

	For the Six Months Ended June 30,
(Amounts in thousands)	2008	2007

Interest paid	$10,525	$11,064

Income taxes paid	$6,028	$2,050

Note 8 – Comprehensive Loss

Excluding net loss, our source of comprehensive loss is due to the net unrealized loss on derivative instruments accounted for as a hedge and marketable securities, which are classified as available-for-sale.  The following summarizes the components of comprehensive loss:

Endeavour International Corporation

Notes to Condensed Consolidated Financial Statements

(Unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
(Amounts in thousands)	2008	2007	2008	2007

Netloss	$(64,024)	$(10,204)	$(80,816)	$(13,348)

Unrealized gain on interest rate swap derivative instrument, net of tax of none and none, respectively	460	381	(506)	211
Unrealized gain (loss) on marketable securities	1,226	(29)	1,226	(65)
Reclassification adjustment for income (loss) realized in net loss above	211	(26)	319	(26)

Net impact on comprehensive income (loss)	1,897	326	1,039	120

Comprehensive income (loss)	$(62,127)	$(9,878)	$(79,777)	$(13,228)

Note 9 – Commitments and Contingencies

Rig Commitments

We are part of a consortium, with several other operators in the Norwegian Continental Shelf, which has entered into a contract for the use of a drilling rig over a multi-year period.  The contract commits us to 100 days (for two wells) for drilling services by a semi-submersible drilling rig for $38 million during the last half of 2008 and 2009.

In 2006, we entered into a rig commitment for 220 days over a one-year period beginning in May 2007 for the United Kingdom sector of the North Sea for a heavy-duty harsh environment jack-up.  In January 2007, a $22 million escrow payment was made under the rig commitment.  This escrow payment is included in “Restricted cash” on our Balance Sheet.  We have utilized 73 days of this rig commitment and expect to utilize the remaining 147 days of this commitment from late 2008 through 2009 depending on well scheduling.

Also in March 2008, we entered into a $51.9 million agreement with Applied Drilling Technology International for a semi-submersible drilling rig in the fourth quarter of 2008 and mid 2009.

We expect to apply the $22 million escrow toward the first of two drilling slots on the semi-submersible rig discussed above.  We expect to utilize that rig during the fourth quarter of 2008.

Endeavour International Corporation

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Contingencies

In November 2006, we purchased various oil and gas properties, including the Ivanhoe, Rob Roy, Hamish (collectively, IVRRH), Renee and Rubie fields. Hess Limited, the operator of the facility, supporting production from IVRRH fields, has advised us that there has been a mis-measurement of the volumes of oil produced from the IVRRH fields.  During the second quarter of 2008, we increased the estimate of our net liability of the mis-measurement by $1.2 million to $4.1 million.  As the settlement of the mis-measurement liability is covered under the purchase agreement for these assets, the increase in our net liability was recorded as an increase to goodwill.

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

Financial assets and liabilities are classified based on the lowest level of input that is significant to the fair value measurement.  The following table summarizes the valuation of our investments and financial instruments by pricing levels as of June 30, 2008:

Endeavour International Corporation

Notes to Condensed Consolidated Financial Statements

(Unaudited)

(Amounts in thousands)	Quoted Market Prices in Active Markets - Level 1	Significant Other Observable Inputs - Level 2	Significant Unobservable Inputs - Level 3	Total Fair Value
Marketable securities	$7,931	$—	$—	$7,931
Oil and gas derivative contracts:
Oil and gas swaps	—	(179,904)	—	(179,904)
Oil and gas collars	—	(10,164)	(8,989)	(19,153)
Interest rate swaps	—	(1,039)	—	(1,039)
Embedded derivatives	—	—	(21,600)	(21,600)

Total derivative liabilities	$7,931	$(191,107)	$(30,589)	$(213,765)

The commodity derivative contracts were measured based on quotes from our counterparties, which are major financial institutions or commodities trading institutions. Such quotes have been derived using models that consider various inputs including current market and contractual prices for the underlying instruments, quoted forward prices for natural gas and crude oil, volatility factors and interest rates, such as a LIBOR curve for a similar length of time as the derivative contract term.  The inputs for the fair value models for our swaps and Brent oil collars are all observable market data and these instruments have been classified as Level 2.  Although we utilize the same option pricing models to assess the reasonableness of the fair values of our gas collars, an active futures market does not exist for our UK gas options.  We base the inputs to the option models for our UK gas collars on observable market data in other markets to verify the reasonableness of the counterparty quotes.  These UK gas collars are classified as Level 3.

The following is a reconciliation of changes in fair value of net derivative assets and liabilities classified as Level 3:

(Amounts in thousands)	For the Six Months Ended June 30, 2008

Balance at beginning of period	$—
Total gains or losses (realized/unrealized):
Included in earnings	(13,918)
Purchases, issuance and settlements (net)	(13,460)
Transfers in and/or out of Level 3 (net)	(3,211)

Balance at end of period	$(30,589)

Changes in unrealized gains (losses) relating to derivative assets and liabilities still held at June 30, 2008	$(12,952)

Endeavour International Corporation

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

As oil prices continue to climb to record levels and gas prices in our markets have recovered from last year, our realized price before derivatives more than doubled from the second quarter of 2007 to the second quarter of 2008.  This substantial increase in prices helped revenue grow from $74.4 million in the first six months of 2007 to $147.6 million in the same period of 2008.  By keeping cash expenses reasonably flat from 2007 to 2008, the cash flow from this higher revenue allowed us to pay down $15.0 million in debt while spending $32.1 million in capital expenditures during the first six months of 2008 and increasing cash from year end by $12.9 million.  At June 30, 2008, we held $29.4 million in cash and another $22.0 million in cash restricted for drilling rig commitments.

Even with the substantial growth in revenue, net income can be significantly affected by various non-cash items, such as unrealized gains and losses on our commodity derivatives, currency impact of long-term liabilities and deferred taxes.  Net loss to common shareholders for the first six months of 2008 was $86.2 million, or $0.68 per share, reflecting the significant unrealized loss on the mark-to-market of commodity derivatives.  For the first six months of 2007, net loss to common shareholders was $19.0 million, or $0.16 per share.  The net loss for 2007 reflects a smaller unrealized loss on the mark-to-market of commodity derivatives.  Net income as adjusted for the six months of 2008 would have been $0.7 million, or $0.01 per share without the effect of derivative transactions and currency impacts of deferred taxes as compared to net loss as adjusted of $0.4 million, or $0 per share, in 2007.  Net loss and net loss as adjusted for 2008 include $4.3 million in interest expense, including $2.1 million in cash, related to the early repayment of the Second Lien Term Loan.  Adjusted EBITDA increased to $95.1 million in 2008 from $56.6 million in 2007.

Discretionary cash flow was $75.0 million for the first six months of 2008 compared to $52.1 million for the same period in 2007, reflecting the increase in revenues over the periods.  Cash flows provided by operating activities decreased to $71.9 million for the six months ended June

30, 2008 as compared to $78.4 million for the six months ended June 30, 2007 primarily due to decreases in net cash provided by changes in operating assets and liabilities partially offset by higher commodity prices.

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

For the second quarter of 2008 and 2007, we had sales volume of 10,222 BOE per day and 7,758 per day BOE, respectively.  Sales volumes of 10,222 per day BOE reflect a significant contribution from sales at our IVRRH field that covered physical production for the first six months of 2008.  We record oil revenues on the sales method, i.e. when delivery has occurred.  Physical production may differ based on the timing of tanker liftings.  We use the entitlements method to account for sales of gas production.  During the six months ending June 30, 2008 and 2007, we had sales volumes of 9,509 BOE per day and 8,946 BOE per day, respectively.  We continue to expect full year 2008 production to range from 8,600 to 9,000 BOE per day.  During the third quarter of 2008, many of our fields have scheduled downtime to perform planned maintenance activities, which will result in both lower physical production and sales volumes.

The following table shows our average sales volumes, physical volumes, sales prices and production costs for the periods presented:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2008	2007	2008	2007

Sales volume:
Oil and condensate sales (Mbbl):
United Kingdom	332	224	598	621
Norway	246	124	342	255
Total	578	348	940	876

Gas sales (MMcf):
United Kingdom	1,644	2,091	3,679	4,351
Norway	467	55	1,065	109
Total	2,111	2,146	4,744	4,460

Total sales (MBOE):
United Kingdom	606	573	1,211	1,346
Norway	324	133	520	273
Total	930	706	1,731	1,619
BOE per day	10,222	7,758	9,509	8,946

Physical production volume:
Total production (MBOE):
United Kingdom	6,123	7,478	6,678	7,840
Norway	2,791	1,569	2,843	1,515
Total	8,914	9,047	9,521	9,355

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2008	2007	2008	2007

Realized Sales Prices:
Oil and condensate price ($ per Bbl):
Before commodity derivatives	$105.45	$65.34	$99.44	$58.23
Effect of commodity derivatives	$(20.57)	$0.25	$(19.42)	$3.69
Realized prices including commodity derivatives	$84.88	$65.59	$80.02	$61.92

Gas price ($per Mcf):
Before commodity derivatives	$12.01	$4.13	$11.41	$5.25
Effect of commodity derivatives	$(1.23)	$1.80	$0.13	$2.64
Realized prices including commodity derivatives	$10.78	$5.93	$11.54	$7.89

Equivalent oil price ($per BOE):
Before commodity derivatives	$92.82	$44.79	$85.29	$45.95
Effect of commodity derivatives	$(15.58)	$5.59	$(10.20)	$9.27
Realized prices including commodity derivatives	$77.24	$50.38	$75.09	$55.22

(1)   We record oil revenues on the sales method, i.e. when delivery has occurred.  Actual production may differ based on the timing of tanker liftings.  We use the entitlements method to account for sales of gas production.

(2)   The average sales prices include gains and losses for derivative contracts we utilize to manage price risk related to our future cash flows.

During the six months ending June 30, 2008, we realized $17.6 million in losses on the settlement of commodity derivatives, compared to $15.0 million in gains for the same six month period in 2007.  For the six months ending June 30, 2008, we also recognized $160.3 million in losses on the mark-to-market of our commodity derivatives that were not accounted for as hedges with $28.3 million in losses for the same period in 2007.  In the second quarter of 2008, we realized $14.5 million in losses on the settlement of commodity derivatives, compared to $3.9 million in gains for the same period in 2007.  In the second quarter of 2008, we also recognized $130.7 million in losses on the mark-to-market of our commodity derivatives with $12.6 million in losses for the same period in 2007.

Expenses

Operating expenses increased to $13.9 million for the second quarter of 2008 as compared to $9.7 million in the second quarter of 2007.  For the six months ending June 30, 2008, operating expenses increased to $24.0 million as compared to $20.4 million for the same period in 2007.  Operating costs per BOE increased from $13.78 per BOE in the second quarter of 2007 to 15.02 per BOE in the second quarter of 2008, and from $12.62 per BOE for the six months ending June 30, 2007 to $13.86 per BOE for the six months ending June, 30, 2008.  The increases in operating expenses are primarily due to the increases in sales volumes and an increase in the proportion of sales and costs from one of our higher operating cost fields.

General and administrative (G&A) expenses decreased to $4.8 million during the second quarter of 2008 as compared to $5.2 million for the corresponding period in 2007.  G&A expenses decreased to $9.6 million during the six months ended June 30, 2008 as compared to $10.5 million for the corresponding period in 2007.  This decrease resulted from changes in non-cash stock-based compensation as a result of current year forfeitures and lower consulting fees.  The decreases were partially offset by increases resulting from compensation expense, and occupancy costs.  The compensation expense increase reflects salary expense related to $0.3 million for retiring employees.  Components of G&A expenses for these periods are as follows:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
(Amounts in thousands)	2008	2007	2008	2007

Compensation	$4,175	$3,751	$9,112	$7,939
Consulting, legal and accounting fees	1,258	1,730	2,369	3,130
Occupancy costs	578	445	989	725
Other expenses	281	378	69	247
Total gross cash G&A expenses	6,292	6,304	12,539	12,041

Non-cash stock-based compensation	652	851	1,196	2,728
Gross G&A expenses	6,944	7,155	13,735	14,769
Less: capitalized G&A expenses	(2,108)	(1,995)	(4,148)	(4,242)
Net G&A expenses	$4,836	$5,160	$9,587	$10,527

Interest expense increased by $0.3 million to $9.2 million for the six months ended June 30, 2008 as compared to $8.9 million for the corresponding period in 2007 after consideration of costs related to our early retirement of the Second Lien Term Loan of $4.3 million.

Income Taxes

The following summarizes the components of tax expense (benefit):

(Amounts in thousands)	UK	Norway	U.S.	Other	Total
Six Months Ended June 30, 2008
Net income (loss) before taxes	$(136,434)	$27,639	$(3,140)	$(11,275)	$(123,210)

Current tax expense (benefit)	1,867	14,016	—	—	15,883
Deferred tax expense (benefit)	(68,958)	7,959	—		(60,999)
Foreign currency (gains) losses on deferred tax liabilities	161	2,561	—	—	2,722
Total tax expense (benefit)	(66,930)	24,536	—		(42,394)

Net income (loss) after taxes	$(69,504)	$3,103	$(3,140)	$(11,275)	$(80,816)

Six Months Ended June 30, 2007
Net income (loss) before taxes	$(18,083)	$2,612	$(4,499)	$6,040	$(13,930)

Current tax expense (benefit)	2,046	(1,763)	(3)	78	358
Deferred tax expense (benefit)	(9,969)	3,856	—	711	(5,402)
Foreign currency (gains) losses on deferred tax liabilities	3,065	1,397	—	—	4,462
Total tax expense (benefit)	(4,858)	3,490	(3)	789	(582)

Net income (loss) after taxes	$(13,225)	$(878)	$(4,496)	$5,251	$(13,348)

The change in income tax benefit from $0.6 million to $42.4 million for the first six months of 2007 and 2008, respectively, is primarily the result of higher deferred tax benefits on increased unrealized losses on derivatives, partially offset by increased income resulting from higher commodity prices and the effect of foreign currency changes on the deferred tax liabilities as a result of the strengthening of the Norwegian kroner versus the U.S. dollar.

In 2008 and 2007, we did not record any income tax benefits in the U.S. as there was no assurance that we could generate any U.S. taxable earnings, resulting in a full valuation allowance of deferred tax assets generated.

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

As required under Regulation G of the Securities Exchange Act of 1934, provided below are reconciliations of net loss to the following non-GAAP financial measures:  net income (loss) as adjusted, Adjusted EBITDA and discretionary cash flow.

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2008	2007	2008	2007
Net loss	$(64,024)	$(10,204)	$(80,816)	$(13,348)

Depreciation, depletion and amortization	23,720	15,247	45,123	34,461
Deferred tax benefit	(55,133)	(1,201)	(58,277)	(940)
Unrealized loss on derivative instruments	130,686	12,612	160,328	28,308
Amortization of non-cash compensation	652	851	1,196	2,735
Amortization of loan costs and discount	1,423	413	4,579	840
Non-cash interest expense	1,174	—	2,044	—
Other	117	79	750	93
Discretionary cash flow (1)	$38,615	$17,797	$74,927	$52,149

Net loss to common shareholders, as reported	$(66,733)	$(13,048)	$(86,221)	$(19,036)
Unrealized losses on derivatives (2)	69,626	6,306	84,234	14,154
Currency impact of deferred taxes	81	3,225	2,722	4,462
Net income (loss), as adjusted	$2,974	$(3,517)	$735	$(420)

Weighted average number of common shares outstanding – basic and diluted	127,626	123,661	127,581	121,133
Earnings per share, as adjusted	$(0.02)	$(0.03)	$(0.01)	$(0.00)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2008	2007	2008	2007
Net loss to common shareholders, as reported	$(66,733)	$(13,048)	$(86,221)	$(19,036)

Unrealized losses on derivatives	130,686	12,612	160,328	28,308
Net interest expense	5,004	3,574	12,845	7,742
Depreciation, depletion and amortization	23,720	15,247	45,123	34,461
Income tax benefit	(42,864)	(1,873)	(42,394)	(582)
Preferred stock dividends	2,709	2,844	5,405	5,688

Adjusted EBITDA	$52,522	$19,356	$95,086	$56,581

(1)   Discretionary cash flow is equal to cash flow from operating activities before the changes in operating assets and liabilities.

(2)   Net of tax benefits of $61,060, $6,306, $76,094 and $14,154, respectively.

Liquidity and Capital Resources

The following table summarizes our net cash flows from operating, investing and financing activities for the periods indicated.  For additional details regarding the components of our primary cash flow amounts, see the Condensed Consolidated Statements of Cash Flows under Item 1 of this report.

	For the Six Months Ended June 30,
(Amounts in thousands)	2008	2007

Net cash provided by Operating Activities	$71,954	$78,413
Net cash used in Investing Activities	$(32,168)	$(61,840)
Net cash used in Financing Activities	$(26,847)	$(33,157)

The net cash flows provided by operating activities are primarily impacted by the earnings from our business activities.  The cash flows provided by operating activities decreased to $71.9 million for the six months ended June 30, 2008 as compared to $78.4 million for the six months ended June 30, 2007 primarily due to decreases in cash flows provided by changes in net operating assets and liabilities, partially offset by higher commodity prices.

The cash used in investing activities represents expenditures for capital projects and asset purchases, as discussed in “Drilling Program” below, and increases to restricted cash under escrow for our rig commitments for 2007.  The cash used in financing activities generally consists of borrowings and repayments of debt, proceeds from the issuance of equity securities and payment of financing costs.

In January 2008, we completed the refinancing of certain debt with the following:

•      Repayment of the outstanding balance of $75 million under our Second Lien Term Loan, plus accrued interest;

•      Issuance of $40 million under a private offering of 11.5% guaranteed convertible bonds to a company controlled by the Smedvig Family Office of Norway; and

•      Issuance of $25 million under a Junior Facility Agreement (the “Junior Facility”).

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

Outstanding loans under the Junior Facility may be prepaid at our option without penalty.  During the second quarter of 2008, we repaid $10 million of the outstanding loan.  .  Once repaid, amounts under the Junior Facility may not be re-borrowed.  The Junior Facility contains customary covenants, which limit our ability to incur indebtedness, except for permitted hedging arrangements; create certain liens; dispose of our assets and make dividend or other distribution with respect to equity securities.  In addition, the Junior Facility contains various financial and technical covenants.

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

Drilling Program

We anticipate spending approximately $90 million during 2008 to fund oil and gas exploration and development in the North Sea.  The program includes maintenance programs on our existing producing field, exploration prospects and appraisal wells.  The primary activity on exploration prospects and appraisal wells includes the following:

Norway

•      Galtvort (2.5% interest) – In Norway, the Galtvort well began drilling in April 2008 and is a near-field prospect operated by StatoilHydro Petroleum AS.  Both the initial well and the sidetrack discovered gas.  Geologic evaluations of the data are continuing.  As a result of a farm-out agreement with a private company, we are carried for all costs associated with the drilling of these well bores and the next exploration well at Galtvort that is planned for 2009.

•      Noatun C (2.5% interest) – Noatun C is currently drilling a prospect north of the Njord field.

•      Brage North (4.4% interest – The well is beginning an exploration target in the Brage field.

•      Aegis (20% interest) – The Aegis exploration well on block 25/10 is expected to begin drilling late in the fourth quarter of 2008.

United Kingdom

•      Tesla (25% interest) – The Tesla exploration well on Block 22/24c will test for hydrocarbons in one of our primary areas of focus.

•      Rochelle (55.6% interest) – Another appraisal well is planned on the Rochelle discovery in which we hold a 55.6% interest.  We will use our existing rig commitment for a semi-submersible drilling rig in the fourth quarter of 2008 to drill this well.

•      Jade (65% interest) – We will operate our first well in Norway with the drilling of the Jade prospect.  The area is the site of the two Agat natural gas discoveries and the test will set out to identify additional reserves in support of commercial development. We will use our existing rig commitment for a heavy-duty harsh environment jack-up at the end of 2008 to drill this well.

•      Cygnus (12.5% interest) – We also plan to drill a well to further appraise the Cygnus discovery.

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

In March 2008, we were awarded interests in two production licenses on the Norwegian Continental Shelf, a 25% interest in PL453S and a 20% interest in PL457.  Total acreage for the two awards approximates 538,000 acres, which brings our total acreage to 1,423,000 acres.  We also entered into an agreement to farm down our interest in the Galtvort and Gygrid prospects.

Rig Commitments

We are part of a consortium, with several other operators in the Norwegian Continental Shelf, which has entered into a contract for the use of a drilling rig over a multi-year period.  The contract commits us to 100 days (for two wells) for drilling services by a semi-submersible drilling rig for $38 million in late 2008 and 2009.

In 2006, we entered into a rig commitment for 220 days over a one-year period beginning in May 2007 for the United Kingdom sector of the North Sea for a heavy-duty harsh environment jack-up.  In January 2007, a $22 million escrow payment was made under the rig commitment.  This escrow payment is included in “Restricted cash” on our Balance Sheet.  We have utilized 73 days of this rig commitment and expect to utilize the remaining 147 days of this commitment from late 2008 through 2009 depending on well scheduling.

Also in March 2008, we entered into a $51.9 million agreement with Applied Drilling Technology International for a semi-submersible drilling rig in the fourth quarter of 2008 and mid 2009.

We expect to apply the $22 million escrow toward the first of two drilling slots on the semi-submersible rig discussed above.  We expect to utilize that rig during the fourth quarter of 2008.

2008 Outlook

We expect production for 2008 to range from 8,600 to 9,000 BOE per day, with approximately 50%– 55% of that production as gas.  For 2008, we expect realized prices before derivatives to be $0.30 - $0.40 per Mcf less than the National Balance Point price for gas and $4.00 - $5.00 per Bbl less than the Dated Brent price for oil.  For the six months ended June 30, 2008, our production averaged 9,500 BOE per day.  According to the sales method of accounting, oil revenues are recognized when production is sold to a purchaser at a fixed or determinable price, when delivery has occurred and title has transferred, and collectibility of the revenue is probable.

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

Cautionary Statement for Forward-Looking Statements

The information contained in this Form 10-Q and in other public statements by us and our officers or directors includes or may contain certain forward-looking statements.  The words “may,” “will,” “expect,” “anticipate,” “believe,” “continue,” “estimate,” “project,” “intend,” and similar expressions used in this Form 10-Q are intended to identify forward-looking statements within the meaning of Section 27A of the U.S. Securities Act of 1933, as amended, and Section 21E of the U.S. Securities Exchange Act of 1934, as amended.  You should not place undue reliance on these forward-looking statements, which speak only as of the date made.  We undertake no obligation to publicly update these forward-looking statements to reflect events or circumstances after the date they are made or to reflect the occurrence of unanticipated events.  You should also know that such statements are not guarantees of future performance and are subject to risks, uncertainties and assumptions.  These factors include, but are not limited to, those risks described in detail in this Form 10-Q and in the our Annual Report on Form 10-K for the year ended December 31, 2007 under the caption “Risk Factors” and other filings with the Securities and Exchange Commission.  These risk factors include, among others, our ability to replace reserves and sustain production; the level of our indebtedness; the availability of capital on an economic basis to fund reserve replacement costs; uncertainties in evaluating oil and natural gas reserves of acquired properties and associated potential liabilities; unsuccessful exploration and development drilling; and production interruptions that could adversely affect our cash flow.  Should any of these risks or uncertainties materialize, or should any of these assumptions prove incorrect, actual results may differ materially from those included within the forward-looking statements.

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

Item 4:  Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this Report, our management carried out an evaluation, under the supervision and with the participation of our chief executive officer (the “CEO”) and chief financial officer (the “CFO”), of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(c) of the Securities Exchange Act of 1934, as amended).  Based on that evaluation, the CEO and CFO concluded:

(i)            that our disclosure controls and procedures are designed to ensure that information we are required to disclose in our reports filed or submitted under the Securities Exchange Act of 1934, as amended, is (a) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and (b) is accumulated and communicated to our management, including the CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure; and

(ii)           that our disclosure controls and procedures were effective as of June 30, 2008.

Changes in Internal Control over Financial Reporting

There was no change in our system of internal control over financial reporting during the last fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Part II. Other Information

Item 1A:  Risk Factors

In addition to the other information set forth in this Form 10-Q, you should carefully consider the factors discussed in Item 1A “Risk Factors,” in our Annual Report on Form 10-K for the year ended December 31, 2007, which could materially affect our business, financial condition or future results.  The risks described in this Form 10-Q and in our Annual Report on Form 10-K are not the only risks facing our company.  Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial conditions or future results.

Item 4:  Submission of Matters to a Vote of Security Holders

At the May 29, 2008 Annual Meeting of Stockholders, our stockholders voted on two matters; the election of three Class I directors to each serve three-year terms; and the appointment of an independent registered public accounting firm for the year ending December 31, 2008.

Votes were cast as follows:

(1)    Election of three Directors*:

	For	Withheld	Broker Non- Votes
Election as a Director of the Company of:
John B. Connally III	145,076,156	774,367	—
William L. Transier	142,868,670	2,981,853	—
Charles J. Hue Williams	126,910,087	18,940,436	—

*     Those directors whose term of office continued were as follows:  Nancy K. Quinn, John N. Seitz, Barry J. Galt, and Thomas D. Clark, Jr.

(2)    Ratification of the appointment of KPMG LLP as the independent registered public accounting firm for 2008:

For	Against	Abstained
145,690,511	122,050	37,961

Item 6:  Exhibits

The exhibits marked with the asterisk symbol (*) are filed or furnished (in the case of Exhibits 32.1 and 32.2) with this Form 10-Q.

The exhibits marked with the dagger symbol (†) are management contracts and compensatory plans or arrangements.

3.1(a)	Amended and Restated Articles of Incorporation (Incorporated by reference to Exhibit 3.2 of our Quarterly Report on Form 10-Q (Commission File No. 001-32212) for the quarter ended June 30, 2004.)
3.1(b)	Certificate of Amendment dated June 1, 2006 (Incorporated by reference to Exhibit 4.2 of our Registration Statement on Form S-3 (Commission File No. 333-139304) filed on December 13, 2006.)
3.2	Amended and Restated Bylaws (Incorporated by reference to Exhibit 3.4 to our Current Report on Form 8-K (Commission File No. 001-32212) filed on November 6, 2006.)
10.1 †

Amended and Restated Employment Agreement dated June 2, 2008, by and between Endeavour International Corporation and William L. Transier (incorporated by reference to exhibit 10.1 to our Current Report on Form 8-K (Commission File No. 001-32212) filed on June 2, 2002).

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

Endeavour International Corporation

Date: August 8, 2008	/s/ J. Michael Kirksey	/s/ Robert L. Thompson
	J. Michael Kirksey	Robert L. Thompson
	Executive Vice President and	Senior Vice President and
	Chief Financial Officer	Chief Accounting Officer
	(Principal Financial Officer)	(Principal Accounting Officer)