Form 10-Q
period 2008-09-30
ENDEAVOUR INTERNATIONAL CORP
filed 2008-11-06
CIK 1112412

United States

Securities and Exchange Commission

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒    Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarterly Period Ended September 30, 2008

or

☐    Transition Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from              to

Commission file number: 1-13463

Endeavour International Corporation

(Exact name of registrant as specified in its charter)

Nevada	88-0448389
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1001 Fannin Street, Suite 1600

Houston, Texas 77002

(Address of principal executive offices) (Zip code)

(713) 307-8700

(Registrant’s telephone number, including area code)

None

(Former name, former address and former fiscal year, if changed since last report.)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    ☒  Yes    ☐  No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act: Large accelerated filer  ☐    Accelerated filer  ☒    Non-accelerated filer  ☐    Smaller reporting company  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    ☐  Yes    ☒  No

As of October 31, 2008, 127,958,806 shares of the registrant’s common stock were outstanding.

Endeavour International Corporation

Cautionary Statement for Forward-Looking Statements

The information contained in this Form 10-Q and in other public statements by us and our officers or directors includes or may contain certain forward-looking statements. The words “may,” “will,” “expect,” “anticipate,” “believe,” “continue,” “estimate,” “project,” “intend,” and similar expressions used in this Form 10-Q are intended to identify forward-looking statements within the meaning of Section 27A of the U.S. Securities Act of 1933, as amended, and Section 21E of the U.S. Securities Exchange Act of 1934, as amended. You should not place undue reliance on these forward-looking statements, which speak only as of the date made. We undertake no obligation to publicly update these forward-looking statements to reflect events or circumstances after the date they are made or to reflect the occurrence of unanticipated events. You should also know that such statements are not guarantees of future performance and are subject to risks, uncertainties and assumptions. These factors include, but are not limited to, the following:

•	our ability to replace reserves and sustain production;

•	the level of our indebtedness;

•	uncertainties in the abilities of our lending counterparts to satisfy funding obligations;

•	the availability of capital on an economic basis to fund reserve replacement costs;

•	uncertainties in evaluating oil and natural gas reserves of acquired properties and associated potential liabilities;

•	unsuccessful exploration and development drilling; and production interruptions that could adversely affect our cash flow; and

•	other risks set forth in “Item 1A Risk Factors” of this Form 10-Q and in our Annual Report on Form 10-K for the fiscal year ended December 31, 2007.

Part I:	Financial Information
Item 1:	Financial Statements

Endeavour International Corporation

Condensed Consolidated Balance Sheet

(Unaudited)

(Amounts in thousands, except share data)

	September 30, 2008	December 31, 2007
Assets
Current Assets:
Cash and cash equivalents	$25,677	$16,440
Restricted cash	22,000	22,000
Accounts receivable	40,938	33,291
Prepaid expenses and other current assets	38,482	46,516

Total Current Assets	127,097	118,247

Property and Equipment, Net	315,728	335,023
Goodwill	284,549	283,324
Other Assets	8,416	11,029

Total Assets	$735,790	$747,623

Liabilities and Stockholders’ Equity
Current Liabilities:
Accounts payable	$20,152	$31,036
Current maturities of debt	—	—
Accrued expenses and other	75,844	50,013

Total Current Liabilities	95,996	81,049

Long-Term Debt	225,885	266,250
Deferred Taxes	120,480	135,552
Other Liabilities	107,547	69,623

Total Liabilities	549,908	552,474

Commitments and Contingencies

Series C Convertible Preferred Stock (Liquidation preference: $125,000)	125,000	125,000

Stockholders’ Equity:
Series B preferred stock (Liquidation preference: $2,918)	—	—
Common stock; shares issued and outstanding (128,260,528 at 2008 and 127,006,440 shares at 2007)	128	127
Additional paid-in capital	243,550	241,539
Treasury stock (350,524 shares at 2008)	(515)
Accumulated other comprehensive loss	(954)	(923)
Accumulated deficit	(181,327)	(170,594)

Total Stockholders’ Equity	60,882	70,149

Total Liabilities and Stockholders’ Equity	$735,790	$747,623

See accompanying notes to condensed consolidated financial statements.

Endeavour International Corporation

Condensed Consolidated Statement of Operations

(Unaudited)

(Amounts in thousands, except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
Revenues	$71,475	47,169	$219,072	$121,580

Cost of Operations:
Operating expenses	10,900	9,546	34,887	29,984
Depreciation, depletion and amortization	18,949	21,728	64,073	56,189
Impairment of oil and gas properties	—	—	—	—
General and administrative	4,966	4,096	14,553	14,623

Total	34,815	35,370	113,513	100,796

Income From Operations	36,660	11,799	105,559	20,784

Other Income (Expense):
Derivative instruments:
Realized gains (losses)	(13,631)	341	(31,276)	15,356
Unrealized gains (losses)	119,089	(13,032)	(41,239)	(41,340)
Interest income	264	552	956	1,738
Interest expense	(4,602)	(4,676)	(18,138)	(13,604)
Other	5,810	(1,430)	4,519	(3,310)

Total Other Income (Expense)	106,930	(18,245)	(85,178)	(41,160)

Income (Loss) Before Income Taxes	143,591	(6,446)	20,381	(20,376)
Income Tax Expense	65,395	2,395	23,001	1,812

Net Income (Loss)	78,196	(8,841)	(2,620)	(22,188)
Preferred Stock Dividends	2,708	2,840	8,113	8,529

Net Income (Loss) to Common Stockholders	75,487	$(11,681)	$(10,733)	$(30,717)

Net Income (Loss) Per Common Share:
Basic	$0.59	$(0.09)	$(0.08)	$(0.25)

Diluted	$0.36	$(0.09)	$(0.08)	$(0.25)

Weighted Average Number of Common Shares Outstanding:
Basic	127,810	123,649	127,658	121,981

Diluted	211,811	123,649	127,658	121,981

See accompanying notes to condensed consolidated financial statements.

Endeavour International Corporation

Condensed Consolidated Statement of Cash Flows

(Unaudited)

(Amounts in thousands)

	Nine Months Ended September 30,
	2008	2007
Cash Flows from Operating Activities:
Net loss	$(2,620)	$(22,188)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation, depletion and amortization	64,073	56,189
Deferred tax benefit	(5,568)	(1,414)
Unrealized losses on derivatives	41,239	41,340
Amortization of non-cash compensation	2,378	3,973
Amortization of loan costs	6,135	1,275
Other	(568)	187
Changes in assets and liabilities:
(Increase) decrease in receivables	(4,259)	38,811
(Increase) decrease in other current assets	(6,716)	1,429
Increase (decrease) in accounts payable and accrued expenses	5,520	(24,413)

Net Cash Provided by Operating Activities	99,614	95,189

Cash Flows From Investing Activities:
Capital expenditures	(46,512)	(63,325)
Increase in restricted cash	—	(20,133)

Net Cash Used in Investing Activities	(46,512)	(83,458)

Cash Flows From Financing Activities:
Repayments of borrowings	(120,000)	(47,000)
Borrowings under debt agreements	88,000	7,000
Dividends paid	(7,969)	—
Financing costs paid	(3,382)
Other financing costs	(514)	(157)

Net Cash Used in Financing Activities	(43,865)	(40,157)

Net Increase (Decrease) in Cash and Cash Equivalents	9,237	(28,426)
Effect of Foreign Currency Changes on Cash	—	4,369
Cash and Cash Equivalents, Beginning of Period	16,440	39,814

Cash and Cash Equivalents, End of Period	$25,677	$15,757

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

As used in these Notes to Condensed Consolidated Financial Statements, the terms “Endeavour”, “we”, “us”, “our” and similar terms refer to Endeavour International Corporation and, unless the context indicates otherwise, its consolidated subsidiaries. The accompanying condensed consolidated financial statements of Endeavour and other information included in this Quarterly Report on Form 10-Q should be read in conjunction with our consolidated financial statements and notes thereto included in our Annual Report on Form 10–K for the year ended December 31, 2007.

Basis of Presentation and Use of Estimates

The accompanying unaudited condensed consolidated financial statements have been prepared in accounting in accordance with accounting principles generally accepted in the United States of America (“US GAAP”) and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and notes required by US GAAP for complete financial statements, and have been presented on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. These accounting principles require management to use estimates, judgments and assumptions that affect the reported amounts of assets and liabilities as of the date of the financial statements, and revenues and expenses during the reporting period. Management reviews its estimates, including those related to the determination of proved reserves, estimates of future dismantlement costs, income taxes and litigation. Actual results could differ from those estimates. In the opinion of management, all normal recurring adjustments considered necessary for a fair presentation have been included in these financial statements. Certain amounts for prior periods have been reclassified to conform to the current presentation.

Management believes that it is reasonably possible that the following material estimates affecting our financial statements could change in the coming year: (1) estimates of proved oil and gas reserves, (2) estimates as to our expected future cash flows from proved oil and gas properties, (3) estimates of future dismantlement and restoration costs, (4) estimates of fair values used in purchase accounting and (5) estimates of the fair value of derivative instruments.

Endeavour International Corporation

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Income (Loss) Per Share

Basic income (loss) per common share is computed by dividing net income (loss) to common stockholders by the weighted average number of common shares outstanding for the period. Diluted income (loss) per share includes the effect of our outstanding stock options, warrants and shares issuable pursuant to preferred stock, convertible securities and certain stock incentive plans under the treasury stock method, if including these instruments would be dilutive.

	Three Months Ended September 30,		Nine Months Ended September 30,
(Amounts in thousands, except per share data)	2008	2007	2008	2007
Net income (loss) to common stockholders
Basic	$75,487	$(11,681)	$(10,733)	$(30,717)
Add Effect of:
Preferred dividends	2,656	—	—	—
Convertible debt	(2,861)	—	—	—

Diluted	$75,282	$(11,681)	$(10,733)	$(30,717)

Weighted Average Number of Common Shares Outstanding:
Basic	127,810	123,649	127,658	121,981
Add Effect of:
Preferred stock	50,000	—	—	—
Convertible debt	34,001	—	—	—

Diluted	211,811	123,649	127,658	121,981

For the nine months ended September 30, 2008, 82.1 million common shares potentially issuable under our warrants, convertible securities and certain stock incentive plans were excluded from diluted weighted average shares outstanding as their effects were anti-dilutive (i.e., increased the net income per share). For the three and nine months ended September 30, 2007, 66.2 million common shares potentially issuable under our warrants, convertible securities and certain stock incentive plans were excluded from diluted weighted average shares outstanding as their effects were anti-dilutive.

New Accounting Developments

In January 2008, we adopted two new interpretations issued by the Financial Accounting Standards Board. Both interpretations pertain to fair value measurement in financial reporting. The first interpretation defines fair value, outlines a structure for measuring fair value and requires expanded financial statement disclosures about fair value measurements. It is applicable to all financial assets and liabilities that are being measured and reported on a fair value basis. The second interpretation allows entities the option of fair value measurement for certain eligible financial instruments and other financial assets and liabilities. The results of our adoption and application of these standards are presented in Note 10.

Endeavour International Corporation

Notes to Condensed Consolidated Financial Statements

(Unaudited)

In March 2008, the Financial Accounting Standards Board issued a new statement that requires expanded disclosures of entities’ hedging activities and derivative instruments. This statement is effective for fiscal years and interim periods beginning after November 15, 2008. We are currently reviewing this new standard.

Note 2 – Stock-Based Compensation Arrangements

We grant restricted stock and stock options, including notional restricted stock and options, to employees and directors as incentive compensation. The notional restricted stock and options may be settled in cash or stock upon vesting, at our option, however it has been our practice to settle in stock. The restricted stock and options generally vest over three years and the options have a five year term. The vesting of these shares and options is dependent upon the continued service of the grantees to Endeavour. Upon the occurrence of a change in control, each share of restricted stock and option outstanding on the date on which the change in control occurs will immediately vest. For the third quarter of 2008, we included non-cash stock-based compensation of $0.8 million and $0.4 million in general and administrative expenses and capitalized general and administrative expenses, respectively. For the same period in 2007, we included non-cash stock-based compensation of $0.8 million and $0.5 million in general and administrative expenses and capitalized general and administrative expenses, respectively. For the nine months ended September 30, 2008 and 2007, we included non-cash stock–based compensation of $1.5 million and $2.7 million, in general and administrative expenses, respectively. For the nine months ended September 30, 2008 and 2007, we also included non-cash stock–based compensation of $0.9 million and $1.6 million in capitalized general and administrative expenses, respectively. At September 30, 2008, total compensation costs related to nonvested awards not yet recognized was approximately $5.1 million and is expected to be recognized over a weighted average period of less than two years.

Stock Options

The fair value of each option award is estimated on the date of grant using the Black-Scholes option-pricing model. Expected volatility is based on an average of historical volatility of common stock prices of Endeavour and our peer companies where there is a lack of relevant Endeavour volatility information for the length of the expected term. The expected term is the average of the vesting period and the term of the option. We use historical data to estimate option exercises and employee terminations within the valuation model. The risk-free rate for the expected term is the yield on the zero-coupon U.S. treasury security with a term comparable to the expected term of the option. We do not include an estimated dividend yield since we have not historically paid dividends on our common stock.

Endeavour International Corporation

Notes to Condensed Consolidated Financial Statements

(Unaudited)

The estimated fair value of each option granted was calculated using the Black-Scholes model. The following table summarizes the weighted average of the assumptions used in the method.

	Nine Months Ended September 30,
	2008	2007
Risk-free rate	3.9%	4.7%
Expected years until exercise	4.1	4
Expected stock volatility	44%	43%
Dividend yield	—	—

Information relating to stock options, including notional stock options, is summarized as follows:

(Amounts in thousands, except per share data)	Number of Shares Underlying Options	Weighted Average Exercise Price per Share	Weighted Average Contractual Life in Years	Aggregate Intrinsic Value
Balance outstanding – January 1, 2008	5,569	$2.86	2.15
Granted	1,185	$1.32
Forfeited	(379)	$3.17
Expired	(1,113)	$3.32

Balance outstanding – September 30, 2008	5,261	$2.39	3.2	$37

Currently exercisable – September 30, 2008	3,064	$2.76	1.0	$—

The weighted average grant-date fair value of options granted during the nine months ended September 30, 2008 was $0.54 per option.

Restricted Stock

At September 30, 2008, our employees and directors held 3.8 million restricted shares of our common stock that vest over service periods of up to three years. The restricted stock awards were valued based on the closing price of our common stock on the measurement date, typically the date of grant. Compensation expense is recorded on a straight-line basis over the restricted share vesting period.

Endeavour International Corporation

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Status of the restricted stock as of September 30, 2008 and the changes during the nine months ended September 30, 2008 are presented below:

(Amounts in thousands, except per share data)	Number of Shares	Weighted Average Grant Date Fair Value per Share
Balance outstanding – January 1, 2008	4,577	$2.72
Granted	1,830	$1.35
Vested	(1,570)	$2.68
Forfeited	(996)	$3.17

Balance outstanding – September 30, 2008	3,841	$1.96

Total grant date fair value of shares vesting during the period	$3,768

Note 3 – Debt Obligations

Our debt consisted of the following amounts on the indicated dates:

(Amounts in thousands)	September 30, 2008	December 31, 2007
Senior notes, 6% fixed rate, due 2012	$81,250	$81,250
Senior bank facility, variable rate, due 2011	113,000	110,000
Convertible bonds, due 2014	43,253	—
Second lien term loan, variable rate, due 2011	—	75,000

	237,503	266,250
Less: debt discount	11,618	—

Long-term debt	$225,885	$266,250

Standby letters of credit outstanding for abandonment liabilities	$36,676	$40,788

Additional information concerning interest rates

Average interest rate on our variable interest rate debt obligations at September 30, 2008 and December 31, 2007 are shown in the following table:

	September 30, 2008	December 31, 2007
Senior bank facility	3.6%	6.2%
Second lien term loan	—	11.9%

Endeavour International Corporation

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Convertible Bonds

In January 2008, we issued 11.5% Convertible Bonds due 2014 (the “Convertible Bonds”) for gross proceeds of $40 million pursuant to a private offering to a sophisticated investor in Norway. The net proceeds from the issuance of the Convertible Bonds was used to repay a portion of our outstanding indebtedness.

The $40 million Convertible Bonds bear interest at a rate of 11.5% per annum, compounded quarterly, and are unconditionally guaranteed by us on a senior unsecured basis. Interest is compounded quarterly and added to the outstanding principal balance each quarter. Interest is not payable in cash, but is instead payable in kind upon maturity of the bonds. The bonds are convertible into shares of our common stock at an initial conversion price of $2.36 per $1,000 of principal. The conversion price will be adjusted in accordance with the terms of the bonds upon occurrence of certain events, including payment of common stock dividends, common stock splits or issuance of common stock at a price below the then current market price.

Upon the fourth anniversary, the holders have the right to redeem the Convertible Bonds if the weighted average closing price of our common stock for the preceding 30 days is less than the conversion price, as adjusted. If the holders do not exercise this right, the right will lapse and the conversion price will be reset to the then current market price of our common stock if such price is lower than the conversion price, as adjusted.

If we undergo a “change of control” as defined, the holders of the bonds have the right, subject to certain conditions, to redeem the bonds and accrued interest. The bonds may become immediately due upon the occurrence of certain events of default, as defined.

Embedded derivatives

Two derivatives are associated with the conversion and change in control features of the Convertible Bonds. At September 30, 2008, the combined fair market value of these derivatives is $15.3 million, reflecting a $6.3 million decrease during the third quarter that was recorded in other expense.

Junior Facility

We also borrowed $25 million under a Junior Facility Agreement (the “Junior Facility”), dated January 22, 2008, bearing interest at LIBOR plus 3.5%. By September 30, 2008, we terminated the Junior Facility Agreement and repaid the outstanding indebtedness in its entirety.

Endeavour International Corporation

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Second Lien Term Loan repayment

Simultaneously with entering into the Junior Facility and 11.5% convertible bonds, discussed above, we terminated the Second Lien Credit Agreement and repaid all of the $78.6 million in outstanding indebtedness including accrued interest, related fees and expenses.

Note 4 – Property and Equipment

Property and equipment included the following:

(Amounts in thousands)	September 30, 2008	December 31, 2007
Oil and gas properties under the full cost method:
Subject to amortization	$313,386	$298,765
Not subject to amortization:
Acquired in 2008	30,150	—
Acquired in 2007	31,992	31,992
Acquired in 2006	93,853	97,922
Acquired in 2005	26,918	27,615

	496,299	456,294

Other oil and gas assets	4,875	4,875

Computers, furniture and fixtures	4,335	2,634

Total property and equipment	505,509	463,803

Accumulated depreciation, depletion and amortization	(189,781)	(128,780)

Net property and equipment	$315,728	$335,023

The costs not subject to amortization relate to unproved oil and gas properties and properties being made ready to be placed in service, which are excluded from amortized capital costs until it is determined whether or not proved reserves can be assigned to such properties. We capitalized $1.0 million and $1.6 million in interest related to exploration activities for the quarters ended September 30, 2008 and 2007, respectively. For the nine months ended September 30, 2008 and 2007, we capitalized $3.2 million and $5.6 million, respectively, in interest related to exploration. We also capitalized $3.0 million and $2.2 million in certain employee costs directly related to exploration activities for the quarters ended September 30, 2008 and 2007, respectively. We capitalized $7.2 million and $6.5 million in certain employee costs directly related to exploration activities for the nine months ended September 30, 2008 and 2007, respectively. For the quarter ended September 30, 2008 and 2007, we included approximately $0.4 million and $0.5 million, respectively, of stock-based compensation in capitalized G&A expenses in property and equipment.

Endeavour International Corporation

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Note 5 – Derivative Instruments

Commodity derivatives

From time to time, we may utilize derivative financial instruments with respect to a portion of our oil and gas production or a portion of our variable rate debt to achieve more predictable cash flows by reducing our exposure to price fluctuations. These transactions are likely to be swaps, collars or options and to be entered into with major financial institutions or commodities trading institutions. Derivative instruments are intended to:

•	reduce our exposure to declines in the market prices of crude oil and natural gas that we produce and sell;

•	reduce our exposure to increases in interest rates; and

•	provide more stable cash flows in support of our annual capital expenditure budget.

We have various oil and gas derivative instruments intended to satisfy certain obligations under our financing agreements and to stabilize cash flows. Hedge accounting has not been elected for these instruments and during the third quarter 2008 and 2007, we recorded $112.8 million and $(13.0) million in other income (expense) related to the net unrealized gains (losses) for these contracts. In addition, we realized $(13.6) million and $0.3 million in gains (losses) on the settlement of instruments that closed during the third quarter of 2008 and 2007, respectively. The fair market value of these derivative instruments is included in our balance sheet as follows:

(Amounts in thousands)	September 30, 2008	December 31, 2007
Prepaid expenses and other current assets	$1,304	$4,018
Other assets – long-term	435	1,957
Accrued expenses and other	(32,995)	(22,210)
Other liabilities – long-term	(54,991)	(30,635)

	$(86,247)	$(46,870)

Endeavour International Corporation

Notes to Condensed Consolidated Financial Statements

(Unaudited)

At September 30, 2008, we had the following derivative instruments outstanding that are not accounted for as hedges:

	Remainder of 2008	2009	2010	2011	Total
Oil (1):
Fixed Price Swap (Mbbl)	227	697	573	487	1,984
Weighted Average Price ($/Barrel)	$68.87	$69.08	$68.39	$66.01	$68.10

Costless Collar (Mbbl)		400	—	—	400
Weighted Average Ceiling Price ($/Barrel)	$—	$121.88	—	—	$121.88
Weighted Average Floor Price ($/Barrel)	$—	$100.00	—	—	$100.00

Gas (2):
Fixed Price Swap (MMcf)	669	1,387	1,032	627	3,715
Weighted Average Price ($/Mcf)	$10.86	$9.94	$9.53	$9.14	$9.86

Costless Collar (MMcf)	300	1,400	—	—	1,700
Weighted Average Ceiling Price ($/Mcf)	$8.48	$16.14	$—	$—	$14.79
Weighted Average Floor Price ($/Mcf)	$6.57	$11.35	$—	$—	$10.51

(1)	Oil derivatives are in reference to Platt’s Dated Brent prices.
(2)

Gas derivatives are designated in therms and have been converted to Mcf at a rate of 10 therms to 1 Mcf and are in reference to the Heren National Balance Point prices. The exchange rate at September 30, 2008 was $1.78 to £1.00.

As of September 30, 2008, our outstanding commodity derivatives covered approximately 50% of our anticipated oil and gas production for the remainder of 2008.

Endeavour International Corporation

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Interest Rate Swap

We have an interest rate swap for a notional amount of $37.5 million whereby we pay a fixed rate of 5.05% and receive LIBOR. The interest rate swap is accounted for as a hedge and is valued at $0.9 million at September 30, 2008.

Note 6 – Asset Retirement Obligations

Our asset retirement obligations relate to obligations associated with the future plugging and abandonment of our oil and gas properties. The following table provides a rollforward of the asset retirement obligations for the nine months ended September 30, 2008 and 2007:

	Nine Months Ended September 30,
(Amounts in thousands)	2008	2007
Carrying amount of asset retirement obligations as of beginning of period	$38,422	$32,503
Increase due to revised estimates of asset retirement obligations	—	7,044
Accretion expense	2,654	2,299
Impact of foreign currency exchange rate changes	(4,022)	2,107

Carrying amount of asset retirement obligations as of end of year	$37,054	$43,953

Note 7 – Supplemental Cash Flow Information

Cash paid during the period for interest and income taxes was as follows:

	Nine Months Ended September 30,
(Amounts in thousands)	2008	2007
Interest paid	$14,485	$17,923

Income taxes paid	$12,737	$4,487

Endeavour International Corporation

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Note 8 – Comprehensive Income (Loss)

Excluding net loss, our source of comprehensive income (loss) is due to the net unrealized gains (losses) on our interest rate swap and marketable securities, which are classified as available-for-sale. The following summarizes the components of comprehensive income (loss):

	Three Months Ended September 30,		Nine Months Ended September 30,
(Amounts in thousands)	2008	2007	2008	2007
Net income (loss)	$78,196	$(8,841)	$(2,620)	$(22,188)

Unrealized gain (loss) on interest rate swap derivative instrument, net of tax	4	(572)	(21)	(362)
Unrealized loss on marketable securities, net of tax	(1,225)	(2)	(480)	(66)
Reclassification adjustment for income (loss) realized in net loss above	213	29	532	3

Net impact on comprehensive income (loss)	(1,008)	(545)	31	(425)

Comprehensive income (loss)	$77,188	$(9,386)	$(2,589)	$(22,613)

Note 9 – Commitments and Contingencies

Rig Commitments

During 2008, we have held three long term rig commitments: (i) a heavy-duty harsh environment jack-up rig in the UK, (ii) a semi-submersible rig in the UK and (iii) a semi-submersible rig in Norway. Each of these rig commitments is discussed below.

The heavy-duty harsh environment jack-up rig was originally contracted for 220 days. In 2007, we made a $22 million escrow payment under this commitment and utilized a portion of the commitment.

In March 2008, we entered into a $51.9 million agreement with Applied Drilling Technology International for use of a semi-submersible drilling rig in the UK during the fourth quarter of 2008 and mid 2009.

During the third quarter of 2008, we applied the $22 million escrow toward the first of two drilling slots on the UK semi-submersible rig and were released from the remaining term under the 220 day heavy duty jack-up commitment. This escrow payment is included in “Restricted cash” on our Condensed Consolidated Balance Sheet. We expect to utilize this first rig slot during the fourth quarter of 2008 for the planned well at Rochelle.

Endeavour International Corporation

Notes to Condensed Consolidated Financial Statements

(Unaudited)

The semi-submersible rig in Norway is contracted through a consortium, with several other operators in the Norwegian Continental Shelf. The contract commits us to 100 days (for two wells) for drilling services for $38 million. We currently estimate the rig will be initially delivered in the second quarter of 2009 and again in the first quarter of 2010.

Contingencies

In November 2006, we purchased various oil and gas properties, including the Ivanhoe, Rob Roy, Hamish (collectively, IVRRH), Renee and Rubie fields. Hess Limited, the operator of the facility supporting production from the IVRRH fields, has advised us that there has been a mis-measurement of the volumes of oil produced from the IVRRH fields. During the third quarter of 2008, the estimate of our liability from this mis-measurement remained at $4.1 million. As the settlement of the mis-measurement liability is covered under the purchase agreement for these assets, the increase in our net liability since December 31, 2007 was recorded as an increase to goodwill during the second quarter of 2008.

Note 10 – Fair Value Measurements

Effective January 1, 2008, we adopted the new guidance for fair value measurements of financial assets and liabilities measured on a recurring basis. This new standard defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. It also clarifies that fair value should be based on assumptions that market participants would use when pricing an asset or liability, including assumptions about risk and the risks inherent in valuation techniques and the inputs to valuations. This includes not only the credit standing of counterparties involved and the impact of credit enhancements but also the impact of our own nonperformance risk on our liabilities. According to this new standard, fair value measurements are classified and disclosed in one of the following categories:

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

Endeavour International Corporation

Notes to Condensed Consolidated Financial Statements

(Unaudited)

We apply fair value measurements to certain assets and liabilities including commodity and interest rate derivative instruments, marketable securities and embedded derivatives relating to conversion and change in control features in certain of our debt instruments. We seek to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value.

Financial assets and liabilities are classified based on the lowest level of input that is significant to the fair value measurement. The following table summarizes the valuation of our investments and financial instruments by pricing levels as of September 30, 2008:

(Amounts in thousands)	Quoted Market Prices in Active Markets - Level 1	Significant Other Observable Inputs - Level 2	Significant Unobservable Inputs - Level 3	Total Fair Value
Marketable securities	$—	$—	$—	$—
Oil and gas derivative contracts:
Oil and gas swaps	—	(84,267)	—	(84,267)
Oil and gas collars	—	1,738	(3,719)	(1,981)
Interest rate swaps	—	(883)	—	(883)
Embedded derivatives	—	—	(15,320)	(15,320)

Total derivative liabilities	$—	$(83,412)	$(19,039)	$(102,451)

Our commodity and interest rate derivative contracts were measured based on quotes from our counterparties, which are major financial institutions or commodities trading institutions. Such quotes have been derived using models that consider various inputs including current market and contractual prices for the underlying instruments, quoted forward prices for natural gas and crude oil, volatility factors and interest rates, such as a LIBOR curve for a similar length of time as the derivative contract term. The inputs for the fair value models for our swaps and Brent oil collars are all observable market data and these instruments have been classified as Level 2. Although we utilize the same option pricing models to assess the reasonableness of the fair values of our gas collars, an active futures market does not exist for our UK gas options. We base the inputs to the option models for our UK gas collars on observable market data in other markets to verify the reasonableness of the counterparty quotes. These UK gas collars are classified as Level 3.

Endeavour International Corporation

Notes to Condensed Consolidated Financial Statements

(Unaudited)

The following is a reconciliation of changes in fair value of net derivative assets and liabilities classified as Level 3:

(Amounts in thousands)	Nine Months Ended September 30, 2008
Balance at beginning of period	$—
Total gains or losses (realized/unrealized):
Included in earnings	(2,368)
Purchases, issuance and settlements (net)	(13,460)
Transfers in and/or out of Level 3 (net)	(3,211)

Balance at end of period	$(19,039)

Changes in unrealized gains (losses) relating to derivative assets and liabilities still held at September 30, 2008	$4,762

Endeavour International Corporation

Item 2:	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Unless the context otherwise requires, references to “Endeavour,” “we,” “us” or “our” mean Endeavour International Corporation or any of our consolidated subsidiaries or partnership interests. The following discussion should be read in conjunction with our unaudited condensed consolidated financial statements and related notes thereto included elsewhere in this report and in our condensed consolidated financial statements and related notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2007. The following discussion also includes non-GAAP financial measures, which may not be comparable to similarly titled measures presented by other companies. Accordingly, we strongly encourage investors to review our financial statements in their entirety and not rely on any single financial measure.

Overview

We are an international oil and gas exploration and production company focused on the acquisition, exploration and development of energy reserves. To date, we have invested a significant amount of our resources on various development, acquisition and exploration projects.

Oil prices continue to be impacted by supply and demand on a worldwide basis, while natural gas prices are more impacted by regional economic and weather patterns. Although oil prices have declined significantly in recent weeks, natural gas prices in the UK and Norway have not experienced similar steep declines. Lower production volumes due to planned maintenance had a larger effect on our revenues for the third quarter than the falling oil prices as much of the decline in prices occurred late in the quarter or after September 30, 2008. While we expect revenues to decline from third quarter 2008 to fourth quarter 2008 as a result of the sharp decline in oil prices, the full impact on our cash flows will be substantially mitigated by our balance of gas to oil production and our commodity derivative positions. As of September 30, 2008, our outstanding commodity derivatives covered approximately 50% of our anticipated production for the remainder of 2008 and a substantial portion of expected 2009 production.

The worldwide credit and capital markets have recently exhibited adverse conditions. Continued volatility in the credit and capital markets may increase costs associated with issuing debt instruments due to, among other things, increased spreads over relevant interest rate benchmarks and affect our ability to access those markets. At this point, we do not believe our liquidity has been materially affected by the recent events in the global financial markets and we do not expect our liquidity to be materially impacted in the near future. We will continue to monitor our capital requirements, the credit and capital markets and circumstances surrounding each of our lenders in our senior bank facility. To date we have experienced no disruptions in our ability to access additional funding through our senior facility. However, we cannot predict with any certainty the impact to us of any further disruptions in the credit environment.

Endeavour International Corporation

We believe the combination of cash on hand, cash flow from operations and our ability to time capital expenditures allows us to manage volatile markets.

Results of Operations

As oil prices climbed to record levels and gas prices in our markets have recovered from last year, our realized price before derivatives increased 40% from the third quarter of 2007 to the third quarter of 2008. This substantial increase in prices helped revenue grow from $121.6 million in the first nine months of 2007 to $219.1 million in the same period of 2008. With this higher revenue and strong fiscal discipline over expenses, we repaid $32.0 million in debt, spent $46.5 million in capital expenditures during the first nine months of 2008 and increased cash from year end by $9.2 million. At September 30, 2008, we held $25.7 million in cash and another $22.0 million in cash restricted for drilling rig commitments.

Even with the substantial growth in revenues, net income can be significantly affected by various non-cash items, such as unrealized gains and losses on our commodity derivatives, currency impact of long-term liabilities and deferred taxes. Net loss to common stockholders for the first nine months of 2008 was $10.7 million, or $0.08 per share, reflecting the significant unrealized loss on the mark-to-market of commodity derivatives. For the first nine months of 2007, net loss to common stockholders was $30.7 million, or $0.25 per share. The net loss for 2007 reflects a smaller unrealized loss on the mark-to-market of commodity derivatives. Net income as adjusted for the nine months of 2008 would have been $6.6 million, or $0.05 per share without the effect of derivative transactions and currency impacts of deferred taxes as compared to net loss as adjusted of $2.1 million, or $0.02 per share, in 2007. Net income and net income as adjusted for 2008 include $4.3 million in interest expense, including $2.1 million in cash, related to the early repayment of the Second Lien Term Loan. Adjusted EBITDA increased to $142.9 million in 2008 from $89.0 million in 2007.

Discretionary cash flow was $105.1 million for the first nine months of 2008 compared to $79.4 million for the same period in 2007, reflecting the increase in revenues over the periods. Cash flows provided by operating activities increased to $99.6 million for the nine months ended September 30, 2008 as compared to $95.2 million for the nine months ended September 30, 2007 primarily due to decreases in net cash provided by changes in operating assets and liabilities partially offset by higher commodity prices.

Given the significant impact that non-cash items may have on our net income, we use various measures in addition to net income, including non-financial performance indicators and non-GAAP measures as key metrics to manage our business. These key metrics demonstrate the

Endeavour International Corporation

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

For definitions of Adjusted EBITDA and Discretionary Cash Flow, and a reconciliation of Adjusted EBITDA to net income as adjusted, please see “Reconciliation of Non-GAAP Accounting Measures.”

Revenues

Our revenues are sensitive to changes in prices received for our products. Our production is sold at prevailing market prices which fluctuate in response to many factors that are outside of our control. Given the current tightly balanced supply-demand market, small variations in either supply or demand, or both, can have dramatic effects on prices we receive for our oil and natural gas production. While the market price received for oil and natural gas varies among geographic areas, oil trades in a worldwide market, whereas natural gas, which has a limited global transportation system, is subject to local supply and demand conditions. Consequently, price movements for all types and grades of crude oil generally move in the same direction, while natural gas price movements have historically followed local market conditions. The majority of our natural gas is sold in the UK market. UK natural gas prices are influenced by European natural gas markets, liquefied natural gas (“LNG”) supply and new Norwegian gas supply. With the advent of more LNG facilities, natural gas price movements will likely become more global in nature with a probable convergence of pricing between European and North American markets.

For the third quarter of 2008 and 2007, we had sales volumes of 8,477 BOE per day and 9,713 per day barrels of oil equivalent (“BOE”), respectively. Sales volumes of 8,477 per day BOE reflect scheduled downtime at many of our fields to perform planned maintenance activities during the third quarter of 2008. We record oil revenues on the sales method, i.e. when delivery has occurred. Physical production may differ based on the timing of tanker liftings. We use the entitlements method to account for sales of gas production. During the nine months ended September 30, 2008 and 2007, we had sales volumes of 9,162 BOE per day and 9,205 BOE per day, respectively. We continue to expect full year 2008 production to range from 8,600 to 9,000 BOE per day.

Endeavour International Corporation

The following table shows our sales volumes, physical volumes, sales prices and production costs for the periods presented:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
Sales Volume: (1)
Oil and condensate sales (Mbbl):
United Kingdom	235	361	834	982
Norway	204	136	545	391

Total	439	497	1,379	1,373

Gas sales (MMcf):
United Kingdom	1,470	2,306	5,149	6,657
Norway	575	72	1,640	181

Total	2,045	2,378	6,789	6,838

Total sales (MBOE):
United Kingdom	480	745	1,692	2,092
Norway	300	148	818	421

Total	780	893	2,510	2,513

BOE per day	8,477	9,713	9,162	9,205

Physical production volume:
Total production (BOE per day):
United Kingdom	5,075	7,986	6,064	7,860
Norway	2,763	1,668	2,816	1,561

Total	7,838	9,654	8,880	9,421

Endeavour International Corporation

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
Realized Prices: (2)
Oil and condensate price ($ per Bbl):
Before commodity derivatives	$106.22	$70.17	$101.60	$62.55
Effect of commodity derivatives	$(23.70)	$(3.24)	$(20.78)	$1.18

Realized prices including commodity derivatives	$82.52	$66.93	$80.82	$63.73

Gas price ($ per Mcf):
Before commodity derivatives	$12.14	$5.16	$11.63	$5.22
Effect of commodity derivatives	$(1.58)	$0.82	$(0.39)	$2.01

Realized prices including commodity derivatives	$10.56	$5.98	$11.24	$7.23

Equivalent oil price ($ per BOE):
Before commodity derivatives	$91.65	$52.79	$87.26	$48.38
Effect of commodity derivatives	$(17.48)	$0.38	$(12.46)	$6.11

Realized prices including commodity derivatives	$74.17	$53.17	$74.80	$54.49

(1)

We record oil revenues on the sales method, i.e. when delivery has occurred. Actual production may differ based on the timing of tanker liftings. We use the entitlements method to account for sales of gas production.

(2)	The average sales prices include gains and losses for derivative instruments we utilize to manage price risk related to our future cash flows.

During the nine months ended September 30, 2008, we realized $31.3 million in losses on the settlement of our commodity derivatives, compared to $15.4 million in gains for the same nine month period in 2007. For the nine months ended September 30, 2008, we also recognized $41.2 million in losses on the mark-to-market of our commodity derivatives that were not accounted for as hedges with $41.3 million in losses for the same period in 2007. In the third quarter of 2008, we realized $13.6 million in losses on the settlement of our commodity derivatives, compared to $0.3 million in gains for the same period in 2007. In the third quarter of 2008, we also recognized $119.1 million in gains on the mark-to-market of our commodity derivatives with $13.0 million in losses for the same period in 2007.

Expenses

Operating expenses increased to $10.9 million for the third quarter of 2008 as compared to $9.5 million in the third quarter of 2007. For the nine months ended September 30, 2008, operating expenses increased to $34.9 million as compared to $30.0 million for the same period in 2007.

Endeavour International Corporation

Operating costs per BOE increased from $10.68 per BOE in the third quarter of 2007 to $13.98 per BOE in the third quarter of 2008, and from $11.93 per BOE for the nine months ended September 30, 2007 to $13.90 per BOE for the nine months ended September 30, 2008. These increases were primarily due to higher operating costs at some of our non-operated fields.

General and administrative (“G&A”) expenses increased to $5.0 million during the third quarter of 2008 as compared to $4.1 million for the corresponding period in 2007 but remained flat for the corresponding nine month periods. These decreases resulted from changes in non-cash stock-based compensation as a result of the final vesting of inducement grants given in 2004 upon the formation of Endeavour and current year forfeitures. The decreases were partially offset by increases resulting from compensation expense, legal and tax consulting fees and occupancy costs. The compensation expense increase reflects additional payroll taxes and salary expense related to increases in staffing. Occupancy costs increased due to additional rental space related to the staffing increase, while property acquisitions furthered the increase in legal and tax consulting fees. Components of G&A expenses for these periods are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(Amounts in thousands)	2008	2007	2008	2007
Compensation	$3,628	$3,333	$12,740	$11,272
Consulting, legal and accounting fees	1,960	1,305	4,329	4,435
Occupancy costs	416	280	1,404	1,005
Other expenses	785	179	855	426

Total gross cash G&A expenses	6,789	5,097	19,328	17,138

Non-cash stock-based compensation	1,182	1,245	2,378	3,973

Gross G&A expenses	7,971	6,342	21,706	21,111
Less: capitalized G&A expenses	(3,005)	(2,246)	(7,153)	(6,488)

Net G&A expenses	$4,966	$4,096	$14,553	$14,623

Interest expense remained at $13.8 million for the for both the nine months ended September 30, 2008 and 2007 after consideration of costs related to our early retirement of the Second Lien Term Loan of $4.3 million in 2008.

Endeavour International Corporation

Income Taxes

The following summarizes the components of tax expense (benefit):

(Amounts in thousands)	UK	Norway	U.S.	Other	Total
Nine Months Ended September 30, 2008
Net income (loss) before taxes	$(17,581)	$48,905	$(5,656)	$(5,287)	$20,381

Current tax expense	5,721	22,526	—	322	28,569
Deferred tax expense (benefit)	(15,546)	13,890	—	291	(1,365)
Foreign currency (gains) losses on deferred tax liabilities	17	(4,220)	—	—	(4,203)

Total tax expense (benefit)	(9,808)	32,196		613	23,001

Net income (loss) after taxes	$(7,773)	$16,709	$(5,656)	$(5,900)	$(2,620)

Nine Months Ended September 30, 2007
Net income (loss) before taxes	$(27,482)	$5,714	$(5,058)	$6,450	$(20,376)

Current tax expense (benefit)	2,856	(34)	(3)	407	3,226
Deferred tax expense (benefit)	(15,062)	5,082	—	646	(9,334)
Foreign currency losses on deferred tax liabilities	3,871	4,049	—	—	7,920

Total tax expense (benefit)	(8,335)	9,097	(3)	1,053	1,812

Net income (loss) after taxes	$(19,147)	$(3,383)	$(5,055)	$5,397	$(22,188)

The increase in income tax expense from $1.8 million to $23.0 million for the first nine months of 2007 and 2008, respectively, is primarily the result of increased revenues resulting from higher commodity prices and partially offset by the effect of foreign currency changes on our deferred tax liabilities.

In 2008 and 2007, we did not record any income tax benefits in the U.S. and certain other jurisdictions as there was no assurance that we could generate any taxable earnings, resulting in a full valuation allowance of deferred tax assets generated.

As our deferred tax liabilities are denominated in their respective currencies, we revalue those deferred tax liabilities to the applicable foreign currency exchange rate at the end of each period. Those foreign currency gains and losses are included in income tax expense as shown above.

Reconciliation of Non-GAAP Measures

Net Income (Loss) as Adjusted, Adjusted EBITDA and Discretionary Cash Flow are internal, supplemental measures of our performance that are not required by, or presented in accordance with, generally accepted accounting principles (“GAAP”). We use these non-GAAP measures as internal measures of performance and to aid in our budgeting and forecasting processes. We view these non-GAAP measures, and we believe that others in the oil and gas industry view these, or similar, non-GAAP measures, as commonly used analytic indicators to compare

Endeavour International Corporation

performance among companies. We further believe that these non-GAAP measures are frequently used by securities analysts, investors, and other interested parties in the evaluation of issuers, many of which present these measures when reporting their results. We believe these non-GAAP measures provide useful information to both management and investors to gain an overall understanding of our current financial performance and provide investors with financial measures that most closely align to our internal measurement processes. Since the application of mark-to-market accounting has the effect of pulling forward into current periods non-cash gains and losses related to commodity derivatives relating to future delivery periods, analysis of results of operations from one period to another can be difficult. We believe that excluding these unrealized non-cash gains and losses related to commodity derivatives and currency exchange changes provides a more meaningful representation of our economic performance in the reporting period and is therefore useful to us, investors, analysts and others in facilitating the analysis of our results of operations from one period to another. These measures should not be considered as measures of financial performance under GAAP, and the items excluded from these measures are significant components in understanding and assessing financial performance.

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

Net Income (Loss) as Adjusted, Adjusted EBITDA and Discretionary Cash Flow have limitations as analytical tools, and you should not consider these measures in isolation, or as a substitute for analysis of our financial statement data presented in the consolidated financial statements as reported under GAAP. For example, Net Income (Loss) as Adjusted, Adjusted EBITDA and Discretionary Cash Flow may not reflect:

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

Endeavour International Corporation

As required under Regulation G of the Securities Exchange Act of 1934, provided below are reconciliations of net loss to the following non-GAAP financial measures: net income (loss) as adjusted, Adjusted EBITDA and discretionary cash flow.

	Three Months Ended September 30,		Nine Months Ended September 30,
(Amounts in thousands, except per share)	2008	2007	2008	2007
Net (loss)	$78,196	$(8,841)	$(2,620)	$(22,188)

Depreciation, depletion and amortization	18,949	21,728	64,073	56,189
Deferred tax expense (benefit)	52,709	(474)	(5,568)	(1,414)
Unrealized (gains) losses on derivative instruments	(119,089)	13,032	41,239	41,340
Amortization of non-cash compensation	1,182	1,238	2,378	3,973
Amortization of loan costs and discount	1,556	435	6,135	1,275
Non-cash interest expense	1,209	—	3,252	—
Other	(4,568)	94	(3,819)	187

Discretionary cash flow (1)	$30,144	$27,212	$105,070	$79,362

Net income (loss) to common shareholders, as reported	75,487	(11,681)	(10,733)	(30,717)
Unrealized (gains) losses on commodity derivatives (2)	(56,404)	6,516	19,689	20,670
Unrealized (gain) losses on embedded derivatives	(6,280)	—	1,860	—
Currency impact of deferred taxes	(6,926)	3,457	(4,203)	7,920

Net income (loss), as adjusted	$5,877	$(1,708)	$6,613	$(2,127)

Weighted average number of common shares outstanding – diluted	211,811	123,649	127,658	121,981
Earnings per diluted share, as adjusted	$0.03	$(0.01)	$0.05	$(0.02)

Net income (loss) to common shareholders, as reported	$75,487	$(11,681)	$(10,733)	$(30,717)

Unrealized (gains) losses on derivatives	(119,089)	13,032	41,239	41,340
Net interest expense	4,338	4,124	17,182	11,867
Depreciation, depletion and amortization	18,949	21,728	64,073	56,189
Income tax expense	65,395	2,395	23,001	1,812
Preferred stock dividends	2,709	2,840	8,113	8,529

Adjusted EBITDA	$47,789	$32,438	$142,875	$89,020

(1)	Discretionary cash flow is equal to cash flow from operating activities before the changes in operating assets and liabilities.
(2)	Net of tax benefits of $56,404, $(6,516), $(19,690) and $(20,670), respectively.

Endeavour International Corporation

Liquidity and Capital Resources

Our main sources of liquidity and capital resources are internally generated cash flow from operations, a senior bank facility with both uncommitted and committed availability and access to both the debt and equity capital markets. We believe that these sources of liquidity will be sufficient to meet our working capital requirements, anticipated capital expenditures (other than major capital improvements or acquisitions), scheduled debt payments and dividend payments. Our ability to satisfy our obligations and planned expenditures will depend upon future operating performance, which will be affected by, among other things, prevailing economic conditions in the commodity markets of oil and natural gas, some of which are beyond our control.

We have commodity derivative instruments to secure our realized prices for a portion of our oil and gas production through 2011. We review the credit ratings our counterparties to derivative contracts (who are all lenders under our senior bank facility) on a regular basis and to date we have not experienced any non-performance by any of our counterparties. In addition, much of our capital program is within our ability to control the timing of drilling and development expenditures. We intend to use a combination of cash on hand, debt capacity, derivative positions and timing of capital expenditures to manage lower cash flows resulting from the recent decline in oil prices.

The following table summarizes our net cash flows from operating, investing and financing activities for the periods indicated. For additional details regarding the components of our primary cash flow amounts, see the Condensed Consolidated Statements of Cash Flows.

	Nine Months Ended September 30,
(Amounts in thousands)	2008	2007
Net cash provided by Operating Activities	$99,614	$95,189

Net cash used in Investing Activities	$(46,512)	$(83,458)

Net cash used in Financing Activities	$(43,865)	$(40,157)

The net cash flows provided by operating activities are primarily impacted by the earnings from our business activities. The net cash flows provided by operating activities increased to $99.6 million for the nine months ended September 30, 2008 as compared to $95.2 million for the nine months ended September 30, 2007 primarily due to decreases in cash flows provided by changes in net operating assets and liabilities, partially offset by higher commodity prices.

The net cash used in investing activities represents expenditures for capital projects and asset purchases, as discussed in “Drilling Program” below, and increases to restricted cash under escrow for our rig commitments for 2007. The net cash used in financing activities generally consists of borrowings and repayments of debt, proceeds from the issuance of equity securities and payment of financing costs.

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

The Convertible Bonds are unconditionally guaranteed by us on a senior unsecured basis. Interest is compounded quarterly and added to the outstanding principal balance each quarter. Interest is not payable in cash, but is instead payable in kind upon maturity of the bonds.

Endeavour International Corporation

We also borrowed $25 million under the Junior Facility. Amounts borrowed under the Junior Facility were repaid in full by September 30, 2008.

Simultaneously with entering into the Junior Facility and issuing the Convertible Bonds, discussed above, we terminated the Second Lien Term Loan and repaid all of the $78.6 million in outstanding indebtedness including accrued interest, related fees and expenses of approximately $4.3 million. The amount outstanding under the Second Lien Term Loan was scheduled to mature in 2011.

Drilling Program

We originally anticipated spending approximately $90 million during 2008 to fund oil and gas exploration and development in the North Sea. With delays in timing for delivery of the necessary drilling rigs, certain projects have been rescheduled for 2009. We currently expect to spend $60 to $70 million in 2008, with $46.5 million spent through September 30, 2008. We intend to use a combination of cash available from operations and borrowings under our senior bank facility to fund the remainder of our 2008 drilling program. The primary activity on exploration prospects and appraisal wells includes the following:

Norway

•

Galtvort (2.5% interest) – Drilling of Galtvort, a new field prospect, operated by StatoilHydro Petroleum AS, discovered gas. A sidetrack well was drilled up-dip and encountered gas. Geologic evaluations of the data are continuing. As a result of a farm-out agreement with a private company, we are carried for all costs associated with the drilling of these well bores and will be carried on the next exploration well and any sidetracks planned for 2009.

•	Noatun C (2.5% interest) – We encountered gas condensate at the discovery well and sidetrack at the Noatun C prospect. Noatun is a potential tieback to the Njord field.

•	Brage North (4.4% interest) – A discovery at the Knockandoo prospect will begin production immediately upon completion from Brage field facilities.

United Kingdom

•

Rochelle (Operated, 55.6% interest) – An appraisal well is planned for the Rochelle discovery in which we hold a 55.6% interest. We will use our existing commitment for a semi-submersible drilling rig in the fourth quarter of 2008 to drill this well.

•	Cygnus (12.5% interest) – We will drill an appraisal well in the Cygnus fault block IIb during the fourth quarter.

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

Endeavour International Corporation

In March 2008, we were awarded interests in two production licenses on the Norwegian Continental Shelf, a 15% interest in PL453S and a 20% interest in PL457. Total acreage for the two awards approximates 538,000 acres, which brings our total acreage to 1,423,000 acres. We also entered into an agreement to farm down our interest in the Galtvort and Gygrid prospects.

We submitted a Field Development Plan for governmental approval on the Columbus project in October 2008. The plan calls for a multi-phased subsea tieback to link Columbus production to existing processing and pipeline facilities. First production is forecast to begin in the third quarter of 2010.

Rig Commitments

At September 20, 2008, we have long-term rig commitments for two rigs: a semi-submersible in the UK and one in Norway. Each rig is committed for a two well program. We expect to utilize this first UK rig slot during the fourth quarter of 2008 for the planned well at Rochelle. We currently estimate the Norwegian rig will be delivered in the second quarter of 2009 and in the first quarter of 2010.

2008 Outlook

We expect production for 2008 to range from 8,600 to 9,000 BOE per day, with approximately 50% – 55% of that production as gas. For 2008, we expect realized prices before derivatives to be $0.30 - $0.40 per Mcf less than the National Balance Point price for gas and $4.00 - $5.00 per Bbl less than the Dated Brent price for oil. For the nine months ended September 30, 2008, our production averaged 9,200 BOE per day. According to the sales method of accounting, oil revenues are recognized when production is sold to a purchaser at a fixed or determinable price, when delivery has occurred and title has transferred, and collectibility of the revenue is probable.

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

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this report, our management carried out an evaluation, under the supervision and with the participation of our chief executive officer (the “CEO”) and chief financial officer (the “CFO”), of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(r) of the Securities Exchange Act of 1934, as amended). Based on that evaluation, the CEO and CFO concluded:

(i) that our disclosure controls and procedures are designed to ensure that information we are required to disclose in our reports filed or submitted under the Securities Exchange Act of 1934, as amended, is (a) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and (b) is accumulated and communicated to our management, including the CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure; and

(ii) that our disclosure controls and procedures were effective as of September 30, 2008.

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

Recent changes in the financial and credit markets may impact economic growth, and a sustained decline of oil and natural gas prices can also affect our ability to obtain funding, obtain funding on acceptable terms or obtain funding under our current senior bank facility. This may hinder or prevent us from meeting our future capital needs.

Global financial markets and economic conditions have been, and continue to be, disrupted and volatile. The credit and capital markets have become exceedingly distressed. These issues, along with significant write-offs in the financial services sector, the re-pricing of credit risk and the current weak economic conditions have made, and will likely continue to make, it difficult to obtain funding.

In addition, we may be unable to obtain adequate funding under our current senior bank facility because (i) our lending counterparties may be unwilling or unable to meet their funding obligations or (ii) our borrowing base under our current senior bank facility is redetermined at least twice per year and may decrease as a result of lower oil or natural gas prices, operating difficulties, declines in reserves, lending requirements or regulations, or for any other reason.

Due to these factors, we cannot be certain that funding will be available if needed, and to the extent required, on acceptable terms. If funding is not available as needed, or is available only on unfavorable terms, we may be unable to meet our obligations as they come due, or we may be unable to implement our development plan, enhance our existing business, complete acquisitions or otherwise take advantage of business opportunities or respond to competitive pressures, any of which could have a material adverse effect on our production, revenues and results of operations.

Item 6:	Exhibits

The exhibits marked with the asterisk symbol (*) are filed or furnished (in the case of Exhibits 32.1 and 32.2) with this Form 10-Q. The exhibits marked with the dagger symbol (†) are management contracts and compensatory plans or arrangements.

3.1(a)	Amended and Restated Articles of Incorporation (Incorporated by reference to Exhibit 3.2 of our Quarterly Report on Form 10-Q (Commission File No. 001-32212) for the quarter ended June 30, 2004.)

Endeavour International Corporation

3.1(b)	Certificate of Amendment dated June 1, 2006 (Incorporated by reference to Exhibit 4.2 of our Registration Statement on Form S-3 (Commission File No. 333-139304) filed on December 13, 2006.)

3.2	Amended and Restated Bylaws (Incorporated by reference to Exhibit 3.4 to our Current Report on Form 8-K (Commission File No. 001-32212) filed on November 6, 2006.)

10.1 *†	Employment Offer Letter to Carl D. Grenz, Executive Vice President, Operations, dated August 15, 2008.

31.1 *	Certification of William L. Transier, Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2 *	Certification of J. Michael Kirksey, Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1 *	Certification of William L. Transier, Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2 *	Certification of J. Michael Kirksey Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Endeavour International Corporation

Date: November 5, 2008	/s/ J. Michael Kirksey	/s/ Robert L. Thompson
	J. Michael Kirksey	Robert L. Thompson
	Executive Vice President and	Senior Vice President and
	Chief Financial Officer	Chief Accounting Officer
	(Principal Financial Officer)	(Principal Accounting Officer)