Form 10-K
period 2008-12-31
ENDEAVOUR INTERNATIONAL CORP
filed 2009-03-16
CIK 1112412

United States

Securities and Exchange Commission

Washington, D.C. 20549

Form 10-K

☒	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Fiscal Year Ended December 31, 2008

☐	Transition Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934

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

(713) 307-8700

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class of Stock	Name of Each Exchange on Which Registered
Common Stock - $0.001 par value per share	NYSE Alternext US

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer as defined in Rule 405 of the Securities Act.

    ☐  Yes    ☒  No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    ☐  Yes    ☒  No

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

    ☒  Yes    ☐  No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definition of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act (check one):

Large accelerated filer    ☐             Accelerated filer  ☒            Non-accelerated filer  ☐            Smaller reporting company  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

    ☐  Yes    ☒  No

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant was $247.2 million computed by reference to the closing sale price of the registrant’s common stock on the NYSE Alternext on June 30, 2008, the last business day of the registrant’s most recently completed second fiscal quarter.

As of March 9, 2009, 130,111,882 shares of the registrant’s common stock were outstanding.

Documents Incorporated By Reference:

Portions of the registrant’s definitive proxy statement relating to the 2009 Annual Meeting of Stockholders, which will be filed within 120 days of December 31, 2008, are incorporated by reference into Part III of this Form 10-K.

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

References to “GAAP” refer to U.S. generally accepted accounting principles.

(i)

Endeavour International Corporation

Part I

Item 1.	Business

Endeavour International Corporation is an independent oil and gas company engaged in the acquisition, exploration and development of energy reserves. Unless the context otherwise requires, references to “Endeavour”, “we”, “us” or “our” mean Endeavour International Corporation and our consolidated subsidiaries.

General

In 2004, we founded Endeavour with three things – an experienced team of professionals, a large seismic database and a strategy to take of advantage of changes we saw developing in the North Sea. Our ultimate goal was to create value for our investors by increasing reserves, production and cash flow utilizing a balanced approach between exploration, exploitation and acquisitions. Combined with sound financial discipline, this balanced approach enabled us to manage risk while building an achievable and sustainable business plan which would increase shareholder value over the long term.

Now five years later, we have utilized this disciplined approach to create a sustainable business. With producing assets in the UK and Norway, we generated significant cash flow during 2008 which allowed us to repay $32 million in debt while continuing our capital program. This capital program had exploration successes in Norway and continued appraisal drilling and development plan review at our Columbus, Cygnus and Rochelle projects. Subsequent to year-end, we announced the results of our successful testing at Cygnus and Rochelle. We also continued to participate in the licensing round process in both the UK and Norway and pursued various farm-in and license transfer opportunities to further our exploration acreage and potential.

Not content with the long lead times for moving a North Sea project from exploration prospect to actual production, we have used the fiscal success of our business model this year to pursue opportunities outside of the North Sea. We have sought to identify opportunities that would shorten lead times and provide cash flow while still fitting into our balanced, disciplined approach. To that end, we participated in two exploration wells in the United States in 2008 and announced our first sales in the U.S. in January 2009. The U.S. projects allow us to receive the benefits of a more rapid progression from initial drilling to first production while utilizing existing tax NOLs to effectively eliminate most U.S. taxes that would be due on these new operations.

With the unprecedented swings in commodity prices in 2008 and growing concerns over the state of the world’s economy and financial markets, we believe more than ever that the key to success is a balanced approach with sound financial discipline. We intend to continue to build upon our North Sea successes – pushing forward development/appraisal programs at Columbus, Cygnus and Rochelle; exploiting

Endeavour International Corporation

existing producing fields and pursuing exploration acreage and potential. Our rapid success in the U.S. leads us to search for other opportunities, both in the U.S. and elsewhere, that could add to our sustainable business model. These new opportunities will not be undertaken without adherence to the financial discipline that we have applied since our foundation.

Our biggest disappointment has been the performance of our stock price. Despite adding reserves, production, cash flow and a consistent debt repayment philosophy, our stock price has not kept pace with the overall success of our business strategy over the last five years. We believe the reasons for this erosion of value are multi-faceted. Key contributing factors include the recession and market uncertainty of 2008 and early 2009, the unprecedented volatility of commodity prices in 2008, length of our North Sea cycle times, and our initial lack of exploration drilling success. We strongly believe that our business model will ultimately lead to value creation for our shareholders. We use many metrics internally to monitor our progress – reserves, production, drilling achievements, exploration potential and potential, cash flow, debt management and earnings to name the principal ones – and have shown improvements in these metrics since our foundation. While the worldwide financial and equity markets appear to face a difficult year ahead, we expect the consistent application of our business strategy will allow us to continue our drive forward and position us to take advantage of opportunities.

Summary Financial Information

The increases in revenues, operating profit (loss) and daily production during 2008 reflect the contributions of our acquisitions and exploitation efforts. The following table sets forth some of our historical consolidated financial data.

Endeavour International Corporation

Summary Financial Information (1)
	Year Ended December 31,
(Amounts in thousands, except per share data)	2008	2007	2006
Revenues	$260,441	$176,064	$54,131
Operating Profit (Loss)	75,525	38,292	(4,374)
Net Income (Loss) to Common Shareholders	45,681	(60,315)	(8,829)
Net Income (Loss) as Adjusted (2)	5,714	(10,907)	(20,897)
Net Loss Per Common Share – Basic	0.36	(0.49)	(0.10)
Net Loss Per Common Share – Diluted	0.32	(0.49)	(0.10)
Adjusted EBITDA (2)	176,558	124,155	9,233
Discretionary cash flow (2)	120,775	112,975	5,140
Daily Sales Volume (BOE)	8,835	8,969	2,760
Summary Balance Sheet Data:
Working Capital	22,902	37,198	47,431
Total Assets	737,470	747,623	774,470
Debt	227,855	266,250	306,250
Convertible Preferred Stock	125,000	125,000	125,000
Equity	117,971	70,149	116,828

(1)

The above data should be read in conjunction with “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the Consolidated Financial Statements and Notes thereto included elsewhere herein.

(2)

Reconciliations of net income (loss) to net income as adjusted, Adjusted EBITDA and discretionary cash flow are included in “Non-GAAP Measures” in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

Throughout our growth over the last several years, we have continued to impose financial discipline on our operations. Cash flow provided by (used in) operations was $133.2 million in 2008 versus $128.5 million in 2007 and $(14.1) million in 2006. Discretionary cash flow was $120.8 million in 2008 compared to $113.0 million and $5.1 million in 2007 and 2006, respectively. This increase in discretionary cash flow allowed us to repay $32 million in debt while spending $66 million in capital expenditures in 2008. The increase in discretionary cash flow from 2007 to 2008 reflects the significant increase in commodity prices that occurred in mid 2008 offset by an increase in current taxes. Current tax increases reflect increased revenues due to the higher commodity prices and lack of tax deductions as a result of a delay in capital spending as several of our projects did not begin drilling until late 2008.

Net income for 2008 was $ 45.7 million, or $0.32 per diluted share, reflecting the significant unrealized gain on the mark-to-market of commodity derivatives and higher commodity prices during mid 2008. For 2007 and 2006, net loss was $60.3 million and $8.8 million, respectively, or $0.49 per share and $0.10 per share, respectively. The net income (loss) reflects a significant unrealized gain (losses) on the application of mark-to-market accounting - effectively pulling forward into current periods the non-cash gains and losses from commodity price fluctuations relating to all future delivery

Endeavour International Corporation

periods. Net income as adjusted for 2008 would have been $5.7 million without the effect of impairments, derivative transactions and currency impacts of deferred taxes. Net loss as adjusted for 2007 would have been $10.9 million as compared to net loss as adjusted of $20.9 million in 2006. Adjusted EBITDA increased to $176.6 million in 2008, as compared to $124.1 million in 2007 and $9.2 million in 2006.

Properties

At the end of 2008, our exploration portfolio consists of production licenses in both the United Kingdom and Norway sectors of the North Sea and the United States. As of December 31, 2008, we had proved reserves of 32,797 MMcf of natural gas and 3,555 Mbbls of crude oil, condensate and NGLs, for a combined 9,022 MBOE. Nearly 75 percent of our proved reserves are located in the UK at December 31, 2008.

The Goldeneye field contributed approximately 40% of our 2008 production at 1,271 MBOE and 14% of our proved reserves, 1,228 MBOE, at the end of the year. Goldeneye is predominately a gas field and represented over 70% of our gas production in 2008. The Njord and Brage fields each contributed approximately 17% of our 2008 production with 590 and 544 MBOE, respectively. These two fields had approximately 25% of our proved reserves at December 31, 2008 with 1,305 and 931 MBOE at Njord and Brage, respectively.

We have three significant development projects underway, all in the UK. For both the Columbus and Cygnus projects, we submitted development plans to the applicable authorities for approval during 2008 and anticipate receiving final approval in 2009. With these ongoing development activities, we recorded proved reserves on both Cygnus and Columbus at December 31, 2008. As a result, they now represent nearly 45% of our proved reserves at year end. As Cygnus and Columbus reserves are predominately gas reserves, our total reserves are becoming increasingly weighted toward gas. In the first quarter of 2009, we announced the successful drilling at our third project – Rochelle. As the well was not completed until 2009, our proved reserves at December 31, 2008 do not include any contribution from Rochelle, however, we expect the Rochelle project to be a significant part of our operations and reserves as the development activities get underway.

Reserves

For 2008 and 2007, our proved oil and gas reserves were estimated by independent reserve engineers, Netherland, Sewell & Associates, Inc. For 2006, our proved oil and gas reserves in the United Kingdom were also estimated by Netherland, Sewell & Associates, Inc. Our proved oil and gas reserves in Norway for 2006 were estimated by independent reserve engineers.

Our internal technical staff, or those of the operator, evaluate all technical data available on each field including production data, wells logs, pressure data, petrophysical analysis, fluid properties, seismic data, mapping based on seismic interpretations and well control along with offset well data. We provide our analysis and data to our independent reservoir engineers for their independent estimates using the Securities and Exchange Commission, or SEC, definitions of proved reserves. The independent engineers then perform their own analysis of the same raw data including analysis of all production data, pressure data, well logs, petrophysical analysis, fluid analysis, seismic data and mapping based on that seismic data to determine their own reserves in place and ultimately estimate the quantity of proved oil and gas reserves attributable to a specific property.

Endeavour International Corporation

Our proved oil and gas reserves at December 31, 2008, 2007 and 2006 included the following:

	Oil	Gas	Oil Equivalents
	(MBbls)	(MMcf)	(MBOE)
2008:
United Kingdom	2,131	27,130	6,653
Norway	1,406	4,977	2,236
United States	18	690	133

	3,555	32,797	9,022

2007:
United Kingdom	3,284	11,812	5,252
Norway	2,056	8,434	3,461

	5,340	20,246	8,713

2006:
United Kingdom	4,566	17,172	7,428
Norway	1,186	7,673	2,465

	5,752	24,845	9,893

Planned Exploration and Development Expenditures

We anticipate spending approximately $90 million during 2009 to fund oil and gas exploration and development activities. Drilling activities at Cygnus, Rochelle and two U.S. projects were started in 2008 and continued into 2009. We expect to continue development programs in both the UK and Norway. Our exploration program could also cover up to 19 wells throughout our focus areas. Approximately $12 million to $15 million is expected to be spent for development drilling and facilities improvements to maintain maximum production levels. We intend to fund these exploration and development activities through cash flow generated from operations.

The timing and order of this program will be determined by available capital, the completion of ongoing technical work, partner and governmental approvals and rig scheduling for individual prospects. We may increase or decrease our planned activities for 2009 or prioritize our exploratory prospects, depending upon drilling results, potential acquisition candidates, product prices, the availability of capital resources, and other factors affecting the economic viability of such activities.

Company History

Endeavour International Corporation (a Nevada corporation formed in 2000) is an independent oil and gas company engaged in the acquisition, exploration and development of energy reserves.

During 2004, we significantly transformed the nature and scope of our business. On February 26, 2004, we completed a series of transactions that provided:

•	a new management team;

Endeavour International Corporation

•	a new business strategy of exploration, exploitation and acquisition focused on the North Sea;

•	the acquisition of NSNV, Inc. which possessed the seismic data and management team that were central to our new strategy; and

•	a restructuring which resulted in the sale of all our then existing interests in U.S. oil and gas properties.

The transformed company, renamed Endeavour International Corporation, emerged with a business strategy focused on exploration, production and development in the North Sea. Throughout 2004, we made significant strides in our goal to capitalize on opportunities in the North Sea. Throughout 2004 and 2005, we sold all remaining U.S. oil and gas properties and our partnership interests in Thailand, thereby optimizing the assets of our predecessor company in support of our North Sea drilling plans and strategy.

In November 2004, we purchased a 76.66% majority interest in OER oil AS (“OER”), a privately held Norwegian exploration and production company based in Oslo (the “OER Acquisition”). In January 2005, we purchased the remaining 23.34% interest in OER from the minority interest holders. Through this acquisition, we hold working interests in the Agat, Brage and Njord fields.

In May 2006, we announced our largest acquisition to date – the purchase of producing properties in the UK (the “Talisman Acquisition”). On November 1, 2006, we completed this acquisition of all the outstanding shares of Talisman Expro Limited for US $366 million, after purchase price adjustments and expenses. As a result of the Talisman Acquisition, we acquired interests in eight fields in the United Kingdom sector of the North Sea and over seven million BOE of proved reserves as of the closing date.

In the second quarter of 2006, we purchased an eight percent interest in the Enoch Field in the North Sea for approximately $11.7 million. The field is one of the first discoveries to be developed along the median line between the United Kingdom and Norway after the ratification of the UK/Norway Framework Treaty concerning cross-boundary petroleum cooperation.

While working to complete and integrate these acquisitions, we also moved forward in our drilling program. During 2004 and 2005, we gained approval in the UK and Norway to act as an operator or licensee in both countries and began participating in the license round process. We continue to participate in the licensing rounds in both the UK and Norway. We have also pursued various farm-in and license transfer opportunities to build acreage and exploration potential and spread the risk of exploration drilling among multiple prospects. Most notably, we have three significant development projects ongoing in the UK – Columbus, Cygnus and Rochelle. In 2008, we initiated operations in the United States and announced our first production there in January 2009.

Endeavour International Corporation

Environmental

Endeavour was established on a commitment to find and develop energy resources in a manner that protects the health and safety of people and preserves the quality of the environment. Adhering to high performance standards in the areas of health, safety and the environment (“HSE”) is an integral part of our operations in our efforts to end each day “injury and incident free”.

Our operations in the UK portions of the North Sea are subject to numerous UK and European Union laws and regulations relating to environmental and safety. Environmental matters are addressed both before oil and gas production activities commence and during the exploration and production activities. Before a UK licensing round begins, the Department of Energy and Climate Change (previously called the Department for Business, Enterprise & Regulatory Reform) will consult with various public bodies that have responsibility for the environment. Applicants for production licenses are required to submit a statement of the general environmental policy of the operator in respect of the contemplated license activities, a summary of its management systems for implementation of that policy and how those systems will be applied to the proposed work program. Additionally, the Offshore Petroleum Production and Pipelines (Assessment of Environmental Effects) Regulations 1999 require the Secretary of State to exercise his licensing powers under the UK Petroleum Act in such a way to ensure that an environmental assessment is undertaken and considered before consent is given to certain projects.

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

In the United States, various federal, state and local laws regulating the discharge of materials into the environment, or otherwise relating to the protection of the environment, directly impact oil and gas exploration, development and production operations, and consequently may impact our operations and costs. These regulations include, among others, (i) regulations by the Environmental Protection Agency and various state agencies regarding approved methods of disposal for certain hazardous and nonhazardous wastes; (ii) the Comprehensive Environmental Response, Compensation, and Liability Act, Federal Resource Conservation and Recovery Act and analogous state laws that regulate the removal or remediation of previously disposed wastes (including wastes disposed of or released by prior owners or operators), property contamination (including groundwater contamination), and remedial plugging operations to prevent future contamination; (iii) the Clean Air Act and comparable state and local requirements, which may result in the gradual imposition of certain pollution control requirements with respect to air emissions from our operations; (iv) the Oil Pollution Act of 1990, which contains numerous requirements relating to the prevention of and response to oil spills into waters of the United States; (v) the Resource Conservation and Recovery Act, which is the principal federal statute governing the treatment, storage and disposal of hazardous wastes; and (vi) state regulations and statutes governing the handling, treatment, storage and disposal of naturally occurring radioactive material.

Endeavour International Corporation

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

Significant Customers

Our oil sales are to a limited number of customers, each of which accounts for more than 10% of revenue: Chevron North Sea Ltd;Shell U.K. Limited, and Esso Exploration and Production. Our gas and natural gas liquids sales are to StatoilHydro, Shell UK Limited and Esso Exploration and Production UK Limited.

Employees

As of March 9, 2009, we have 66 full-time employees. We believe that we maintain good relationships with our employees, none of whom are covered by a collective bargaining agreement.

Offices

Our principal executive offices are located at 1001 Fannin Street, Suite 1600, Houston, Texas 77002, and our telephone number is (713) 307-8700. Most of our executive officers are located in our offices at 114 St. Martin’s Lane, London WC2N 4BE England. We also have offices in Aberdeen, United Kingdom and Oslo, Norway.

Endeavour International Corporation

Available Information

We file annual and quarterly financial reports, as well as interim updates of a material nature to investors, with the SEC). The public may read and copy any materials that we file with the SEC at the SEC’s Public Reference Room at 100 F Street, NE, Washington, DC 20549. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. The SEC maintains an internet site at www.sec.gov that contains reports, proxy and information statements and other information regarding issuers that file electronically with the SEC. We make available, free of charge, our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act on our internet website at www.endeavourcorp.com, as soon as reasonably practicable after we electronically file or furnish such material with or to the SEC. Reports of beneficial ownership filed pursuant to the Exchange Act are also available on our website. Information contained on our website is not part of this annual report.

Financial Information about Segment and Geographical Areas

Our revenues and long-lived assets by geographic area is included in Note 20 to our consolidated financial statements in Item 8 and incorporated herein by reference.

Average Sales Prices and Production Costs by Geographical Area

Information on average sales prices and production costs by geographic area is included in Item 7 and incorporated herein by reference.

Item 1A.	Risk Factors

The information contained in this Annual Report on Form 10-K includes certain forward-looking statements. The words “may,” “will,” “expect,” “anticipate,” “believe,” “continue,” “estimate,” “project,” “intend” and similar expressions used in this Form 10-K are intended to identify forward-looking statements within the meaning of Section 27A of the Securities Act and Section 21E of the Securities Exchange Act. You should not place undue reliance on these forward-looking statements, which speak only as of the date made. We undertake no obligation to publicly release the result of any revision of these forward-looking statements to reflect events or circumstances after the date they are made or to reflect the occurrence of unanticipated events. You should also know that such statements are not guarantees of future performance and are subject to risks, uncertainties and assumptions. Should any of these risks or uncertainties materialize, or should any of our assumptions prove incorrect, actual results may differ materially from those included within the forward-looking statements. The following material risk factors, among others, may affect our financial condition and results of operations.

Endeavour International Corporation

Risks related to our business

Our ability to produce commercial quantities of oil and gas from our properties may be adversely affected by factors outside of our control. If we are unable to produce oil and gas from our properties in commercial quantities, our operations will be severely affected.

Our business of exploring, developing and producing oil and gas involves a substantial risk of investment loss. Drilling oil and gas wells involves the risk that the wells may be unproductive or that the wells, although productive, do not produce oil or gas in economic quantities. Other hazards, such as unusual or unexpected geological formations, pressures, fires, blowouts, loss of circulation of drilling fluids, or other conditions may substantially delay or prevent completion of any well. This could result in a total loss of our investment in a particular property. Certain of our operating areas are subject to severe weather conditions which could adversely impact our operations. A productive well may become uneconomic if water or other substances are encountered, which impair or prevent the production of oil and gas from the well. In addition, production from any well may be unmarketable if it is impregnated with water or other deleterious substances. We cannot assure you that oil and gas will be produced from the properties in which we have interests, nor can we assure the marketability of oil and gas that may be acquired or discovered. Numerous factors are beyond our control, including the proximity and capacity of oil and gas pipelines and processing equipment, market fluctuations of prices, taxes, royalties, allowable production and environmental regulations. We cannot predict how these factors may affect our business.

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

We have limited control over the availability and cost of drilling rigs and other services and equipment which are necessary for us to carry out our exploration and development activities. Procuring a sufficient number of drilling rigs is expensive and difficult as the market for such rigs is highly competitive. There is no assurance that we will be able to contract for such services or equipment on a timely basis or that the cost of such services and equipment will remain at a satisfactory or affordable level. For example, the terminal facility servicing our IVRRH, Renee and Rubie fields has experienced significant increases in operating costs in recent periods, causing the

Endeavour International Corporation

operator to cease operations at that facility. As a result, we expect to suspend production at these fields by the end of the first quarter 2009. We also expect to incur approximately $10 million of abandonment costs for the facility, before salvage value, by mid-2010, however we cannot assure you that total abandonment costs will not exceed that amount. Shortages or the high cost of drilling rigs, equipment, supplies or personnel could delay or adversely affect our exploration and development operations, which could have a material adverse effect on business, financial condition or results of operations.

Market conditions, the unavailability of satisfactory oil and natural gas transportation or the location of our drilling operations may hinder our access to oil and gas markets, delay production or increase our expenses. The availability of a ready market for oil and gas production depends on a number of factors, including the demand for, and supply of, oil and gas and the proximity of reserves to pipelines and terminal facilities.

Our debt level and terms of our debt agreements could negatively impact our financial condition, results of operations and business prospects.

As of December 31, 2008, we had $228 million in outstanding indebtedness. Our level of indebtedness and the terms of our debt agreements could have important consequences on our operations, including:

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

•	limiting our ability to obtain additional financing in the future for working capital, capital expenditures, acquisitions and other general business activities;

•	decreasing our ability to withstand a downturn in our business or the economy generally; and

•	placing us at a competitive disadvantage against other less leveraged or restricted competitors.

We may not have sufficient funds to repay our outstanding debt. If we are unable to repay our debt out of cash on hand, we could attempt to refinance such debt, sell assets or repay such debt with the proceeds from an equity offering. We cannot assure you that we will be able to generate sufficient cash flow from operating activities to pay the interest on our debt or that future borrowings, equity financings or proceeds from the sale of assets will be available to repay or refinance such debt. Factors that will affect our ability to raise cash through an offering of our capital stock, a refinancing of our debt or a sale of assets include financial market conditions, our market value and our operating performance at the time of such offering or other financing. We cannot assure you that any such offering, refinancing or sale of assets can be successfully completed. The inability to repay or refinance our debt, could have a material adverse effect on our operations and negatively impact our capital program.

Endeavour International Corporation

We have outstanding $81.25 million of 6.00% convertible senior notes due 2012. Upon specified change of control events, each holder of those notes may require us to purchase all or a portion of the holder’s notes at a price equal to 100% of the principal amount, plus accrued and unpaid interest, if any, up to but excluding the date of purchase, plus in certain circumstances, a makewhole premium. In early 2008, under a private offering, we issued $40 million of 11.5% guaranteed convertible bonds due 2014 to a company controlled by the Smedvig family office of Norway. If we undergo a “change of control” the holders of these bonds also have the right, subject to certain conditions, to redeem the bonds and accrued interest.

At December 31, 2008, we also have outstanding $113 million under a Secured Revolving Loan and a Letter of Credit Facility Agreement (together, the “Debt Agreements”). Upon specified change of control events, each lender under the Debt Agreements may cancel the facility and declare outstanding loans, plus accrued and unpaid interest, outstanding letters of credit and other outstanding fees, if any, due and payable. We cannot assure you we would have sufficient financial resources to purchase the notes for cash or repay the lenders under our Debt Agreements upon the occurrence of a change of control. In addition, events involving a change of control may result in an event of default under other debt we may incur in the future.

Variable rate indebtedness subjects us to interest rate risk, which could cause our debt service obligations to increase.

Certain of our borrowings, primarily borrowings under our bank facilities, are at variable rates of interest and expose us to interest rate risk. If interest rates increase, our debt service obligations on the variable rate indebtedness would increase even though the amount borrowed would remain the same, and our net income would decrease. A 0.25% change in interest rates would not result in a material change in our annual interest expense.

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

Endeavour International Corporation

Due to these factors, we cannot be certain that funding will be available if needed, and to the extent required, on acceptable terms. If funding is not available as needed, or is available only on unfavorable terms, we may be unable to meet our obligations as they come due, or we may be unable to implement our capital program, enhance our existing business, complete acquisitions or otherwise take advantage of business opportunities or respond to competitive pressures, any of which could have a material adverse effect on our production, revenues and results of operations.

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

A significant number of our interests, including several of our producing fields, are located in blocks that we do not currently operate and as we carry out our planned drilling program, we will not serve as operator of all planned wells. As a result, we may have limited ability to exercise influence over the operations of these interests or their associated costs. Dependence on the operator and other working interest owners for these projects, and limited ability to influence operations and associated costs could prevent the realization of expected returns on capital in drilling or acquisition activities. The success and timing of development and exploitation activities on properties operated by others depend upon a number of factors that will be largely outside our control, including:

•	the timing and amount of their capital expenditures;

•	the availability of suitable offshore drilling rigs, drilling equipment, support vessels, production and transportation infrastructure and qualified operating personnel;

•	the operator’s expertise and financial resources;

•	approval of other participants and regulatory agencies to drill wells and implement other work programs;

•	selection of technology; and

•	the rate of production of the reserves.

Our inability to control the development efforts, costs and timing on the interests where we are not the operator could have a material adverse effect on our financial conditions, results of operations and business prospects.

If we are unable to obtain additional financing or generate sufficient operating cash flow, we may not be able to adequately fund our existing development and exploration projects, acquire additional oil and gas interests or maintain our rights in such projects.

We expect to incur substantial expenditures in connection with our oil and gas exploration, development and production activities, which may be in excess of operating cash flows and may require us to seek external sources of capital in the future. We may not have an adequate amount of financial resources to adequately fund all of our development and exploration projects. In the past, we have relied on operating cash flows, credit facility borrowings and the sale of our debt and equity securities to fund the acquisition, exploration and development of our petroleum

Endeavour International Corporation

properties. We may need to raise additional capital to continue funding projects. We cannot assure you that additional funding will be available to us for exploration and development of our projects or to fulfill our obligations under any agreements. We also cannot assure you that we will be able to generate sufficient operating cash flow or obtain adequate financing in the future or that the terms of any such financing will be acceptable to us. Failure to generate such additional operating cash flow or obtain such additional financing could result in delay, postponement or cancellation of further exploration and development of our projects or the loss of our interest in our prospects.

Competition for oil and gas properties and prospects is intense and some of our competitors have larger financial, technical and personnel resources that give them an advantage in evaluating, obtaining and developing properties and prospects.

We operate in a highly competitive environment for reviewing prospects, acquiring properties, marketing oil and gas and securing trained personnel. Many of our competitors are major or independent oil and gas companies that have longer operating histories in our areas of operation and employ superior financial resources which allow them to obtain substantially greater technical and personnel resources and which better enable them to acquire and develop the prospects that they have identified. We also actively compete with other companies when acquiring new leases or oil and gas properties. Our relatively small size could adversely affect our ability to obtain new licenses in the future. Specifically, competitors with greater resources than our own have certain advantages that are particularly important in reviewing prospects and purchasing properties. Competitors may be able to evaluate, bid for and purchase a greater number of properties and prospects than our financial or personnel resources permit. Competitors may also be able to pay more for productive oil and gas properties and exploratory prospects than we are able or willing to pay. If we are unable to compete successfully in these areas in the future, our future revenues and growth may be diminished or restricted.

These competitors may also be better able to withstand sustained periods of unsuccessful drilling or downturns in the economy, including decreases in the price of commodities as experienced in 2008. Larger competitors may be able to absorb the burden of any changes in laws and regulations more easily than we can, which would adversely affect our competitive position. In addition, most of our competitors have been operating for a much longer time and have demonstrated the ability to operate through industry cycles.

If we are unable to identify additional oil and gas prospects in which we can acquire an interest at an affordable price, we may not be able to grow successfully.

One element of our strategy is to continue to grow through selected acquisitions of additional interests in oil and gas prospects. This strategy may not be successful, however, because:

•	we may not be able to identify additional desirable oil and gas prospects and acquire interests in such prospects;

•	any acquisition of interests in oil and gas prospects may be found not to include prospects that contain proven oil or gas reserves;

Endeavour International Corporation

•	we may not have the ability to develop prospects that contain proven oil or gas reserves to the point of commercial production;

•	we may not have the financial ability to complete additional acquisitions of interests in oil and gas prospects or to develop the prospects that we acquire to the point of production; and

•	we may not be able to consummate additional acquisitions on terms favorable to us or at all.

If we are unsuccessful at either identifying new oil and gas properties that are attractive to us, or are unable to acquire such properties at commercially acceptable terms, our business prospects and ability to grow could be materially adversely affected.

Acquiring interests in properties for oil and natural gas exploration is speculative in nature and may not result in operating revenues or profits.

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

As part of our growth strategy, we intend to pursue strategic acquisitions of new properties that expand our current asset base and potentially offer unexploited reserve potential. This strategy involves risks and we cannot assure you that:

•	we will be able to finance or consummate the transactions we select;

•	any acquisitions will be profitable or be successfully integrated into our existing operations;

•	we will be able to retain and motivate key personnel of acquired businesses;

•	any acquisitions and integrations will not divert management resources; or

•	any acquisitions and integrations will not have an adverse effect on our results of operations or financial condition.

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

Endeavour International Corporation

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

As a result of mergers and acquisitions, at December 31, 2008 we had $285 million of goodwill on our balance sheet. Goodwill is not amortized, but instead must be tested at least annually for impairment by applying a fair-value-based test. Goodwill is deemed impaired to the extent that its carrying amount exceeds the fair value of the reporting unit. Although our latest tests indicate that no goodwill impairment is currently required, future deterioration in market conditions could lead to goodwill impairments that could have a substantial negative effect on our profitability.

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

Endeavour International Corporation

We operate internationally and are subject to political, economic and other uncertainties.

We currently have operations in the United States, United Kingdom, Norway and the Netherlands. We may expand our operations to other countries or regions. International operations are subject to political, economic and other uncertainties, including:

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

Our insurance may not protect us against all business and operating risks, including the potential that an operator of a prospect in which we participate may fail to maintain or obtain adequate insurance.

Endeavour International Corporation

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

We expect to incur obligations to abandon and decommission certain structures associated with our producing properties. To date, the industry has little experience of removing oil and gas structures from the North Sea. Few of the structures in the North Sea have been removed. Certain groups have been established to study issues relating to decommissioning and abandonment and how the costs will be borne. Because experience is limited, we cannot precisely predict the costs of any future decommissions for which we might become obligated.

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

Endeavour International Corporation

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

Our operations are subject to a variety of national, state, local and international laws and regulations governing the discharge of materials into the environment or otherwise relating to environmental protection. Failure to comply with these laws and regulations can result in the imposition of substantial fines and penalties as well as potential orders suspending or terminating our rights to operate. Some environmental laws to which we are subject to provide for strict liability for pollution damages, rendering a person liable without regard to negligence or fault on the part of such person. In addition, we may be subject to claims alleging personal injury or property damage as a result of alleged exposure to hazardous substances such as oil and gas related products. Aquatic environments in which we operate are often particularly sensitive to environmental impacts, which may expose us to greater potential liability than that associated with exploration, development and production at many onshore locations.

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

Smaller capitalized companies like ours often experience substantial fluctuations in the trading price of their securities. The trading price of our common stock has fluctuated significantly and in the future may be subject to similar fluctuations. The trading price may be affected by a number of factors, including those set forth elsewhere herein, as well as our operating results, financial condition, announcements or drilling activities, general conditions in the oil and gas exploration and development industry, and other events or factors, some of which may be unrelated to our performance or prospects or to conditions in the industry as a whole.

There is a limited market for our common stock.

Our common stock is traded on the NYSE Alternext and the London Stock Exchange. Historically, there has not been an active trading market for a significant volume of our common stock. We are not certain that an active trading market for our common stock will develop, or if such a market develops, that it will be sustained, which may make it difficult for you to sell your shares of common stock in the future.

Endeavour International Corporation

If we, our existing stockholders or holders of our securities that are convertible into shares of our common stock sell additional shares of our common stock, the market price of our common stock could significantly decline.

The market price of our common stock could decline as a result of sales of a large number of shares of common stock in the public market or the perception that such sales could occur. These sales, or the possibility that these sales may occur, might make it more difficult for us to sell equity securities in the future at a time and at a price that we deem appropriate.

As of March 13, 2009, we had approximately 130.1 million shares of common stock outstanding. Of those shares, approximately 4.0 million shares are restricted shares subject to vesting periods of up to three years. The remainder of these shares is freely tradable.

In addition, approximately 4.1 million shares are issuable upon the exercise of presently outstanding stock options under our employee incentive plans and 0.9 million shares are issuable upon the exercise of presently outstanding options and warrants outside our employee incentive plans. Also 16.2 million shares are issuable upon the conversion of our convertible senior notes due 2012 and 50.0 million shares are issuable upon conversion of our Series C Preferred Stock, based upon the conversion price of $2.50, and 19.3 million shares are issuable upon conversion of our 11.5% convertible bonds, based on a conversion price of $2.36.

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

The Control Share Acquisition Statute provides that persons who acquire a “controlling interest” as defined by the statute, in a company may only be given full voting rights in their shares if such rights are conferred by the stockholders of the company at an annual or special meeting. However, any stockholder that does not

Endeavour International Corporation

vote in favor of granting such voting rights is entitled to demand that the company pay fair value for their shares if the acquiring person has acquired at least a majority of all of the voting power of the company. As such, persons acquiring a controlling interest may not be able to vote their shares.

Item 1B.	Unresolved Staff Comments

None.

Item 2.	Properties

Drilling Statistics

A well is considered productive for purposes of the following table if it justifies the installation of permanent equipment for the production of oil or gas. The information contained in the table should not be considered indicative of future performance, nor should it be assumed that there is necessarily any correlation between the number of productive wells drilled, quantities of reserves found or economic value. The following table shows the results of the oil and gas wells in which we participated, drilled and tested during 2008, 2007 and 2006:

	Productive Wells		Dry Holes		In Progress Wells
	Gross	Net	Gross	Net	Gross	Net
Exploration
2008:
United Kingdom	—	—	—	—	2	0.68
Norway	5	0.14	—	—	—	—
United States	1	0.20	—	—	1	0.10
2007:
United Kingdom	2	0.50	3	0.75	—	—
Norway	2	0.05	1	0.04	—	—
2006:
United Kingdom	2	0.38	1	0.10	—	—
Development
2008:
United Kingdom	—	—	—	—	1	0.02
Norway	3	0.08	—	—	—	—
United States	—	—	—	—	—	—
2007:
United Kingdom	1	0.02	—	—	—	—
Norway	3	0.13	1	0.04	—	—
2006:
Norway	2	0.05	—	—	1	0.04

Endeavour International Corporation

We do not own any drilling rigs, and all of our drilling activities are conducted by independent drilling contractors.

Productive Well Summary

At December 31, 2008, our productive wells included the following:

	Oil		Gas
	Gross	Net	Gross	Net
United Kingdom	48	4.83	5	0.35
Norway	34	1.34	—	—
United States	—	—	1	0.20

Total	82	6.17	6	0.55

Acreage

The following table sets forth certain information regarding our developed and undeveloped acreage as of December 31, 2008 in the areas indicated.

	Developed		Undeveloped
	Gross	Net	Gross	Net
United Kingdom	111,517	15,577	703,553	241,963
Norway	80,665	2,700	1,342,292	355,523
United States	3,249	487	15,910	1,114
Ireland	—	—	172,797	34,559

Total	195,431	18,764	2,234,552	633,159

As of December 31, 2008, we had approximately 196,000, 22,000 and 137,000 net acres that are scheduled to expire by December 31, 2009, 2010 and 2011, respectively, if we take no action to continue the term of the underlying license through operational or administrative actions. We currently have plans to continue the terms of various licenses through operational or administrative actions and do not expect a significant portion of our net acreage position to expire before such actions occur.

Sales Volumes and Prices

Information regarding our annual average sales volumes, sales prices and average production costs is contained in Item 7 of this Form 10-K. Additional detail of production costs is contained in Note 22 to our consolidated financial statements under Item 8 of this Form 10-K.

Endeavour International Corporation

Reserves

Our estimates of proved reserves, proved developed reserves and proved undeveloped reserves at December 31, 2008, 2007 and 2006 and changes in proved reserves during the last three years are contained in Note 22 to our consolidated financial statements under Item 8 of this Form 10-K.

Item 3.	Legal Proceedings

None.

Item 4.	Submission of Matters to a Vote of Security Holders

None.

Part II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Our common stock currently trades on the NYSE Alternext US LLC, formerly the American Stock Exchange, under the symbol “END” and on the London Stock Exchange under the symbol “ENDV”. The following table sets forth the range of high and low prices per share of our common stock for each of the calendar quarters identified below as reported by the NYSE Alternext. These quotations represent inter-dealer prices, without retail mark-up, markdown or commission, and may not represent actual transactions.

	2008		2007
	High	Low	High	Low
First Quarter	$1.46	$1.13	$2.37	$1.97
Second Quarter	2.56	1.20	2.25	1.33
Third Quarter	2.30	1.01	1.53	0.95
Fourth Quarter	1.45	0.33	1.45	1.05

Holders

As of March 9, 2009, the number of holders of record of our common stock was 171. We believe that there are a number of additional beneficial owners of our common stock who hold such shares in street name.

Endeavour International Corporation

Dividends

We have not paid any cash dividends on our common stock to date, and have no intention of declaring or paying any cash dividends on our common stock in the foreseeable future. Our Series B Preferred Stock is subject to a cumulative 8% dividend. Unless the full amount of the foregoing dividends accrued for the Series B Preferred Stock is paid in full, we cannot declare or pay any dividend on our common stock. The declaration and payment of dividends is subject to the discretion of our Board of Directors and to certain limitations imposed under Nevada corporate laws. The timing, amount and form of dividends, if any, will depend on, among other things, our results of operations, financial condition, cash requirements and other factors deemed relevant by our Board of Directors.

In 2006, we issued the Series C Convertible Preferred Stock which was converted into the Series C Convertible Preferred Stock in December 2006. Dividends on the Series C Convertible Preferred Stock are:

•	cumulative;

•	compounded quarterly based on the original issue price;

•	payable in cash (at 8.5% per annum) or common stock (at 8.92% per annum); and

•	payable to the preferred stock investors prior to payment of any other dividend on any other shares of our capital stock.

The Series C Convertible Preferred Stock also participates on an as-converted basis with respect to any dividends paid on the common stock. We paid the Series C Convertible Preferred Stock dividends in common stock until the fourth quarter of 2007. Thereafter, we have paid the Series C Convertible Preferred Stock dividends in cash.

Item 6.	Selected Financial Data

The following table sets forth some of our historical consolidated financial data. The following data should be read in conjunction with “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the Consolidated Financial Statements and Notes thereto included in Item 8. The selected consolidated financial data provided below are not necessarily indicative of our future results of operations or financial performance.

Endeavour International Corporation

Selected Financial Data (1)
	Year Ended December 31,
(Amounts in thousands, except per share data)	2008	2007	2006	2005	2004
Summary Income Statement Data:
Revenues	$260,441	$176,064	$54,131	$38,656	$3,663
Operating Profit (Loss)	75,525	38,292	(4,374)	(28,089)	(15,492)
Net Income (Loss) to Common Shareholders	45,681	(60,315)	(8,829)	(31,531)	(23,372)
Net Income (Loss) Per Common Share:
Basic	0.36	(0.49)	(0.10)	(0.42)	(0.37)
Diluted	0.32	(0.49)	(0.10)	(0.42)	(0.37)
Summary Balance Sheet Data:
Working Capital	22,902	37,198	47,431	49,638	4,699
Total Assets	737,470	747,623	774,470	186,966	101,737
Debt	227,855	266,250	306,250	81,250	2,150
Convertible Preferred Stock	125,000	125,000	125,000	—	—
Equity	117,971	70,149	116,828	40,344	56,972

(1)	Includes the following:

•	acquisition of Talisman Expro Limited in November 2006;

•	acquisition of working interests in the Enoch and Bacchus prospects in 2006;

•	disposition of Thailand assets in 2005;

•	acquisition of Norwegian assets in November 2004 and January 2005;

•	disposition of all U.S. assets in 2004;

•	acquisition of NSNV, Inc. in 2004; and

•	unrealized gains (losses) on derivatives of $76.7 million, $(89.1) million and $34.5 million in 2008, 2007 and 2006, respectively.

Information regarding each of these transactions is included in the notes to the Consolidated Financial Statements.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

This Management’s Discussion and Analysis of Financial Condition and Results of Operations and other parts of this report contain forward-looking statements that involve risks and uncertainties. All forward-looking statements included in this report are based on information available to Endeavour on the date hereof, and we assume no obligation to update any such forward-looking statements. Our actual results could differ materially from those anticipated in these forward-looking statements as a result of a number of factors, including those set forth in the section captioned “Risk Factors” in Item 1A and elsewhere in this report. The following should be read in conjunction with the audited financial statements and the notes thereto included herein. The following discussion also includes non-GAAP financial measures, which may not be comparable to similarly titled measures presented by other companies. Accordingly, we strongly encourage investors to review our financial statements in their entirety and not rely on any single financial measure.

Endeavour International Corporation

Overview

We are an international oil and gas exploration and production company focused on the acquisition, exploration and development of energy reserves. To date, we have invested a significant amount of our resources on various development, acquisition and exploration projects. Over the last several years, we have principally used acquisitions to build our base of production, proved reserves and cash flow while continuing our exploration and development programs. Key items related to our acquisitions, drilling and operations in the last three years include:

•	Acquisitions

•	In late 2006, we completed the acquisition of various fields in the UK North Sea from Talisman.

•	Enoch – Following our acquisition of an interest in this field in 2006, we completed the development program and began initial production in mid 2007.

•	Exploration – During the last three years, we have drilled 17 exploration wells with four successes in the UK, seven in Norway and one in the U.S., including:

•

Cygnus – The first of our wells in our 2006 drilling program, the Cygnus prospect, was spud in early February 2006 in the UK sector of the North Sea. In 2008 we submitted a development plan to the UK authorities and began drilling an appraisal well. We announced the success of the appraisal well in 2009.

•

Columbus – In 2006, we drilled the Columbus exploratory prospect in the Central Graben region of the North Sea. We served as operator of the well. In December 2006, we completed successful testing of the well. In 2007, we drilled an appraisal well and its sidetrack effectively confirming the presence of gas/condensate bearing sands. In 2008, we submitted a development plan to the UK authorities and expect to receive approval in 2009.

•	Rochelle – We began appraisal drilling in 2008 and announced successful results in 2009.

•

United States – In 2008, we participated in two exploration wells in the United States. We announced first production from one well in January 2009 while the second well is still undergoing testing and evaluation.

•

Producing assets – At the end of 2007, we completed a project that initiated gas production at the Njord field. Production from the Goldeneye field has continued at levels above our expectations, indicating the quality of this large gas field. Development drilling has been ongoing at Njord, Brage and Alba to maintain production levels.

Our realized price before derivatives increased 25% from 2007 to 2008 largely as a result oil prices climbing to record levels in the summer of 2008 and gas prices in our markets improving. This substantial increase in prices in the first half of 2008 helped revenue grow from $176.1 million in 2007 to $260.4 million in 2008. With this higher revenue and strong fiscal discipline over expenses, we repaid $32.0 million in

Endeavour International Corporation

debt, spent $66.4 million in capital expenditures during 2008 and increased cash from year end by $22.0 million. At December 31, 2008, we held $38.2 million in cash and another $20.7 million in cash restricted for drilling rig commitments.

Even with the substantial growth in revenues, net income can be significantly affected by various non-cash items, such as unrealized gains and losses on our commodity derivatives, currency impact of long-term liabilities and deferred taxes. Cash flow provided by (used in) operations was $133.2 million in 2008 versus $128.5 million in 2007 and $(14.1) million in 2006. Discretionary cash flow was $120.8 in 2008, compared to $113.0 million in 2007 and $5.1 million in 2006, respectively. This significant increase in our discretionary cash flow in the past two years has allowed us to repay debt in 2007 and 2008 while continuing to actively invest in our capital programs.

Net income was $45.7 million for 2008, or $0.32 per diluted share. Net loss for 2007 was $60.3 million, or $0.49 per share, reflecting the significant unrealized loss on the mark-to-market of commodity derivatives. For 2006, net loss was $8.8 million, or $0.10 per share. The net loss for 2006 reflects a significant unrealized gain on the mark-to-market of commodity derivatives.

Net income as adjusted for 2008 would have been $5.7 million without the effect of impairments, derivative transactions and currency impacts of deferred taxes. Net loss as adjusted for 2007 would have been $10.9 million, as compared to net loss as adjusted of $20.9 million in 2006. Adjusted EBITDA increased to $176.6 million in 2008, as compared to $124.1 million in 2007 and $9.2 million in 2006.

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

In connection with the Talisman Acquisition, we entered into various oil and gas derivative instruments to stabilize cash flows from the acquired assets and satisfy certain obligations under the financing agreements that funded the acquisition. Hedge accounting has not been elected for these instruments resulting in the application of mark-to-market accounting—effectively pulling forward into current periods the non-cash gains and losses from commodity price fluctuations relating to all future delivery periods. When we entered into these contracts, they covered nearly 5.2 million BOE beginning in 2007 and running through 2011 at a weighted average

Endeavour International Corporation

price of $68.35. As both oil and gas prices fell from the date we entered into the contracts through December 31, 2006, we recorded an unrealized gain of $34.5 million reflecting the decline in future commodity prices through 2011. However, in 2007, commodity prices reversed their 2006 declines, continuing to increase to record levels in the case of oil. With oil prices reaching nearly $100 per barrel and gas prices recovering to levels close to our original contract prices, we recorded an $89.1 million unrealized loss in 2007 on contract volumes through 2011. As oil prices spiked to record levels in 2008 and then went into an unprecedented decline in the last half of the year, we recorded $77.8 million in unrealized gain on contract volumes through 2011. We expect to continue to have fluctuations in net earnings each period as commodity prices fluctuate based on all remaining unsettled contracts at the end of each period. See Note 16 to the consolidated financial statements for additional information on these derivatives.

Revenues, Volumes and Operating Costs

Our revenues have increased significantly since 2006 primarily due to the following:

•	In November 2006, we completed the Talisman Acquisition and each of 2008 and 2007 reflect a full year’s contribution of those assets.

•	Similarly, our Enoch field began first production in mid 2007.

•	There was an increase in gas production at the end of 2007 with the completion of a gas project at Njord in the fourth quarter of 2007.

•

The last three years have been turbulent times for the global oil market and, to a lesser extent, the North Sea gas markets. 2006 experienced seemingly high commodity prices, only to be followed by lower prices in 2007, new, unprecedented highs in mid 2008 and a precipitous drop by the end of 2008.

•	To soften the extremes of the commodity markets, we have derivative instruments covering a portion of our anticipated sales through 2011.

•	Natural production declines at certain of our fields have not been offset by infield drilling, resulting in small production decreases at certain fields.

In general total operating costs increased from 2006 through 2008 as a result of production from the acquisitions discussed above. Operating costs per BOE declined for 2006 and 2007 due to the lower operating costs per BOE for our acquired UK properties. Operating costs per BOE increased from 2007 to 2008 primarily due increased fuel costs at a non-operated facility where several of our fields deliver production.

The following table shows our annual average sales volumes, sales prices and average production costs.

Endeavour International Corporation

	Year Ended December 31,
	2008	2007	2006
Sales Volume (1):
Oil and condensate sales (Mbbl):
United Kingdom	1,032	1,274	209
Norway	726	519	508
Total	1,758	1,793	717
Gas sales (MMcf):
United Kingdom	6,532	8,556	1,539
Norway	2,322	328	203
Total	8,854	8,884	1,742
Total sales (MBOE)
United Kingdom	2,121	2,700	466
Norway	1,113	574	542
Total	3,234	3,274	1,008
BOE per day	8,835	8,969	2,760
Physical Production Volume (1):
Total production (BOE per day)
United Kingdom	5,804	7,660	1,334
Norway	3,033	1,608	1,566
Total	8,837	9,268	2,900
Realized Prices (2):
Oil and condensate price ($ per Bbl)
Before commodity derivatives	$90.53	$67.11	$60.51
Effect of commodity derivatives	(14.50)	(2.13)	(7.63)

Including commodity derivatives	$76.03	$64.98	$52.88
Gas price ($ per Mcf)
Before commodity derivatives	$11.44	$6.27	$9.30
Effect of commodity derivatives	(0.35)	1.79	—

Including commodity derivatives	$11.09	$8.06	$9.30
Equivalent oil price ($ per BOE)
Before commodity derivatives	$80.54	$53.78	$59.15
Effect of commodity derivatives	(8.84)	3.68	(5.43)

Including commodity derivatives	$71.70	$57.46	$53.72
Operating Statistics:
Operating costs ($ per BOE) (3)	$14.40	$12.56	$15.45
G&A costs ($ per BOE)	$6.07	$6.07	$21.76
Sales volume per employee (MBOE/employee)	52	54	17

(1)

We record oil revenues on the sales method, i.e. when delivery has occurred. Actual production may differ based on the timing of tanker liftings. We use the entitlements method to account for sales of gas production.

(2)	The average sales prices include realized gains and losses for derivative contracts we utilize to manage price risk related to our future cash flows.

Endeavour International Corporation

(3)

Operating costs are costs incurred to operate and maintain our wells and related equipment and include cost of labor, well service and repair, location maintenance, power and fuel, transportation, cost of product and production related general and administrative costs.

DD&A and Impairment of Oil and Gas Properties

Increased DD&A expense from 2007 to 2008 reflects the impact of costs from unsuccessful exploration drilling in 2007. DD&A expense increased from 2006 to 2007 as a result of the acquisitions discussed above. In addition, DD&A for 2006 includes $1.2 million related to the impairment of our intangible asset.

In 2008, we recorded $37.0 million in impairment of oil and gas properties, pre-tax, through the application of the full cost ceiling test at year-end. The prices used to determine the impairment were $36.55 per barrel for oil and $8.70 per Mcf for gas. While our commodity derivatives had a fair value of $31.0 million at December 31, 2008, these derivatives were not included in the calculation of the full cost ceiling test as the derivatives are not accounted for as cash flow hedges.

During 2006, we recorded $0.8 million in impairment of oil and gas properties related to the abandonment costs of a well impaired in 2005.

General and Administrative Expenses

Our net G&A expenses have decreased each of the past two years as we have been able to absorb our expanded operations without a corresponding increase in the number of employees. We had 62 employees at December 31, 2008, 61 employees at December 31, 2007, and 58 employees at December 31, 2006. Gross cash G&A expense increases since 2006 reflect increased foreign currency exchange rates, additional payroll taxes and salary expense related to the changes in staffing, occupancy costs and fees. Occupancy costs increased due to additional office leases at our four locations. Accounting, legal and tax consulting fees fluctuated with our acquisition and financing activity. Non-cash stock-based compensation decreased as a result of the final vesting of grants given in prior years, current year forfeitures and declining fair values on each year’s grants. Components of G&A expenses for these periods are as follows:

Endeavour International Corporation

	Year Ended December 31,
(Amounts in thousands)	2008	2007	2006
Compensation	$17,042	$14,407	$13,027
Consulting, legal and accounting fees	6,308	6,440	4,989
Occupancy costs	1,834	1,364	845
Other expenses	508	1,321	2,342

Total gross cash G&A expenses	25,692	23,532	21,203
Non-cash stock-based compensation	3,226	4,968	11,573

Gross G&A expenses	28,918	28,500	32,776
Less: capitalized G&A expenses	(9,282)	(8,622)	(10,852)

Net G&A expenses	$19,636	$19,878	$21,924

Interest Expense and Other

Interest expense increased to $22.5 million in 2008 primarily as a result of $4.3 million in expenses, including $2.1 million in cash, related to the early repayment of the second lien term loan. Interest expense increased to $18.7 million for 2007 versus only $7.9 million in 2006, reflecting the various debt instruments issued to fund the Talisman Acquisition. Interest income results from our investments of excess cash in short-term commercial paper and money market accounts.

Other income (expense) for 2006 includes $3.8 million in financing costs paid in connection with the Talisman Acquisition and $1.8 million impairment of long-term marketable securities with the remainder primarily representing foreign currency exchange losses.

Endeavour International Corporation

Income Taxes

The following summarizes the components of tax expense (benefit):

(Amounts in thousands)	UK	Norway	U.S.	Other	Total
Year Ended December 31, 2008
Net income (loss) before taxes	$66,129	$59,587	$(8,312)	$(4,185)	$113,219
Current tax expense	11,158	27,879	—	10	39,047
Deferred tax expense	22,673	15,415	—	303	38,391
Foreign currency gains on deferred tax liabilities	(10,028)	(10,681)	—	—	(20,709)

Total tax expense	23,803	32,613	—	313	56,729

Net income (loss) after taxes	$42,326	$26,974	$(8,312)	$(4,498)	$56,490

Year Ended December 31, 2007
Net income (loss) before taxes	$(68,704)	$10,727	$(6,864)	$6,584	$(58,257)
Current tax (benefit) expense	2,898	562	(3)	289	3,746
Deferred tax (benefit) expense	(27,430)	8,951	—	711	(17,768)
Foreign currency losses on deferred tax liabilities	1,328	3,514	—	—	4,842

Total tax (benefit) expense	(23,204)	13,027	(3)	1,000	(9,180)

Net income (loss) after taxes	$(45,500)	$(2,300)	$(6,861)	$5,584	$(49,077)

Year Ended December 31, 2006
Net income (loss) before taxes	$33,275	$4,375	$(20,588)	$13	$17,075
Current tax (benefit) expense	1,837	9,014	(45)	69	10,875
Deferred tax (benefit) expense	10,105	(1,840)	—	—	8,265
Foreign currency losses on deferred tax liabilities	2,904	1,869	—	—	4,773

Total tax (benefit) expense	14,846	9,043	(45)	69	23,913

Net income (loss) after taxes	$18,429	$(4,668)	$(20,543)	$(56)	$(6,838)

Our income tax expense relates primarily to operations in the UK and Norway. Income tax expense in 2008 represents the significant increase in revenues as a result of higher realized prices, the strengthening of the U.S. dollar versus the UK pound and Norwegian kroner and the shift in anticipated capital expenditures from late 2008 to early 2009.

During 2007, we incurred taxes in all of the jurisdictions in which we do business, except for the U.S., whereas in 2006, we incurred taxes only on our Norwegian operations. After closing the Talisman Acquisition in 2006, we began recording tax expense (benefit) for our UK operations and removed the valuation allowances previously recorded. The change in income taxes from an expense of $23.9 million in 2006 to a benefit of $9.2 million in 2007 resulted from the impact of the mark–to– market changes on our derivatives and the activity of our UK operations. At December 31, 2008, we had net operating loss carryforwards of $61.6 million in the U.S.

Endeavour International Corporation

In 2008, 2007 and 2006, we have not recorded any income tax benefits in the U.S. as there was no assurance that we could generate any U.S. taxable earnings, resulting in a full valuation allowance of deferred tax assets generated.

As our deferred tax liabilities in the UK, the Netherlands and Norway are denominated in their respective currencies, we revalue those deferred tax liabilities to the applicable foreign currency exchange rate at the end of each period. Those foreign currency gains and losses are included in income tax expense.

Capital Program

We originally anticipated spending approximately $90 million during 2008 to fund oil and gas exploration and development in the North Sea. With delays in timing for delivery of the necessary drilling rigs, certain projects were delayed or rescheduled until 2009. We spent $88.5 million, $87.9 million and $56.6 million on oil and gas capital, excluding acquisitions, in 2008, 2007 and 2006, respectively. We spent $15 million to $20 million each year on development activities at our producing properties. The remaining costs were spent on exploration and appraisal activities, including $5.5 million in 2008 related to our new operations in the United States.

Liquidity and Capital Resources

(Amounts in thousands)		December 31, 2008	December 31, 2007
Cash		$38,156	$16,440
Restricted cash, related to rig commitments		20,739	22,000
Long-term debt		(227,855)	(266,250)

Debt, including current maturities		$(168,960)	$(227,810)

	Year Ended December 31,
(Amounts in thousands)	2008	2007	2006
Net cash provided by (used in):
Operating activities	$133,180	$128,506	$(14,100)
Investing activities	$(64,851)	$(108,140)	$(427,118)
Financing activities	$(46,613)	$(43,740)	$403,369

In addition to cash flows from operations, we have utilized issuances of debt and equity securities to enhance our liquidity and support he execution of our strategic objectives. Significant issuances and repayments of debt and equity, as well as the uses of the net proceeds, in 2008, 2007 and 2006 were as follows:

•	repaid the outstanding balance of the second lien term loan in the first quarter of 2008;

•	issued $40 million of the 11.5% convertible bonds in the first quarter of 2008;

Endeavour International Corporation

•	in the fourth quarter of 2006 in conjunction with the Talisman Acquisition, we issued

•	37.8 million shares of common stock for $89 million in gross proceeds,

•	125,000 shares of Series C Convertible Preferred Stock for $125 million in gross proceeds,

•	$150 million in a senior bank debt facility, before financing costs of $3.2 million, and

•	$75 million in a second lien term loan, before financing costs of $2.6 million.

See Note 9 to the Consolidated Financial Statements for additional discussion of our debt.

Cash flow from operations increased to $133.2 million for 2008 primarily due to higher realized commodity prices that were substantially offset by increased current taxes. The increased revenues generated by a full year of operations of our acquired assets were primarily responsible for the cash flows provided by operations of $128.5 million for 2007 versus the $13.2 million used by operations in 2006.

Our revenues and cash flows from operating activities are sensitive to changes in prices received for our products. Our production is sold at prevailing market prices which fluctuate in response to many factors that are outside of our control. Given the current tightly balanced supply-demand market, small variations in either supply or demand, or both, can have dramatic effects on prices we receive for our oil and natural gas production. While the market price received for oil and natural gas varies among geographic areas, oil trades in a worldwide market, whereas natural gas, which is still developing a global transportation system, is more subject to local supply and demand conditions. Consequently, price movements for all types and grades of crude oil generally move in the same direction. Natural gas prices in the North Sea have been influenced by fuel prices around the world, including crude oil and coal. These prices are also impacted by European gas supplies, particularly deliveries from Russian gas supplies. In addition, regional supply and demand issues affect gas prices. The majority of our natural gas is sold in the UK market. Market prices for both oil and natural gas were at historically high levels during 2006 and oil prices continued their high levels throughout much of 2007 and 2008. North Sea gas prices declined in the first quarter of 2007 but recovered in the second half of the year and remained strong during 2008. Both crude oil and natural gas prices have declined in 2009 as a result of the global economic decline.

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

Endeavour International Corporation

companies. These measures include, among others, debt and cash balances, production levels, oil and gas reserves, drilling results, discretionary cash flow, adjusted earnings before interest, taxes, depreciation, depletion and amortization (“Adjusted EBITDA”) and adjusted net income.

Net Income (Loss) as Adjusted, Adjusted EBITDA and Discretionary Cash Flow are internal, supplemental measures of our performance that are not required by, or presented in accordance with, GAAP. We use these non-GAAP measures as internal measures of performance and to aid in our budgeting and forecasting processes. We view these non-GAAP measures, and we believe that others in the oil and gas industry view these, or similar, non-GAAP measures, as commonly used analytic indicators to compare performance among companies. We further believe that these non-GAAP measures are frequently used by securities analysts, investors, and other interested parties in the evaluation of issuers, many of which present these measures when reporting their results. We believe these non-GAAP measures provide useful information to both management and investors to gain an overall understanding of our current financial performance and provide investors with financial measures that most closely align to our internal measurement processes. Since the application of mark-to-market accounting has the effect of pulling forward into current periods non-cash gains and losses related to commodity derivatives relating to future delivery periods, analysis of results of operations from one period to another can be difficult. We believe that excluding these unrealized non-cash gains and losses related to commodity derivatives and currency exchange changes provides a more meaningful representation of our economic performance in the reporting period and is therefore useful to us, investors, analysts and others in facilitating the analysis of our results of operations from one period to another. These measures should not be considered as measures of financial performance under GAAP, and the items excluded from these measures are significant components in understanding and assessing financial performance.

These non-GAAP measures should not be considered in isolation or as an alternative to net income, operating income or any other performance measures derived in accordance with GAAP or as alternatives to cash flows generated by operating, investing or financing activities as a measure of our liquidity. Because Net Income (Loss) as Adjusted, Adjusted EBITDA and Discretionary Cash Flow are not measurements determined in accordance with GAAP and thus susceptible to varying calculations, Net Income (Loss) as Adjusted, Adjusted EBITDA and Discretionary Cash Flow as presented may not be comparable to other similarly titled measures of other companies.

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

Endeavour International Corporation

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

	December 31,
(in thousands, except per share)	2008	2007	2006
Net income	$56,490	$(49,077)	$(6,838)
Depreciation, depletion and amortization	81,734	76,850	20,164
Impairment of oil and gas properties	36,970	—	849
Deferred tax expense (benefit)	17,682	(12,926)	13,038
Unrealized (gain) loss on derivative instruments	(76,666)	89,132	(34,531)
Amortization of non-cash compensation	3,226	4,968	11,573
Amortization of loan costs and discount	7,279	1,655	731
Other	(5,940)	2,373	154

Discretionary cash flow	$120,775	$112,975	$5,140

Endeavour International Corporation

	December 31,
(in thousands, except per share)	2008	2007	2006
Net income (loss) to common shareholders, as reported	$45,681	$(60,315)	$(8,829)
Impairment of oil and gas properties (net of 50% tax)	18,485	—	424
Unrealized (gains) losses on commodity derivatives (net of 50% tax)	(38,923)	44,566	(17,266)
Unrealized (gains) losses on embedded derivatives	1,180	—	—
Currency impact of deferred taxes	(20,709)	4,842	4,773

Net income (loss) as adjusted	$5,714	$(10,907)	$(20,898)

Net income (loss) to common shareholders, as reported	$45,681	$(60,315)	$(8,829)
Unrealized (gains) losses on derivatives	(76,666)	89,132	(34,531)
Net interest expense	21,301	16,430	5,676
Depreciation, depletion and amortization	81,734	76,850	20,164
Impairment of oil and gas properties	36,970	—	849
Income tax expense (benefit)	56,729	(9,180)	23,913
Preferred stock dividends	10,809	11,238	1,991

Adjusted EBITDA	$176,558	$124,155	$9,233

Discretionary cash flow is equal to cash flow from operating activities before the changes in operating assets and liabilities.

Outlook

2009 Capital Program

We anticipate spending approximately $90 million during 2009 to fund oil and gas exploration, production and development activities in our core areas of operation in the North Sea and the US. As in 2008, we intend to finance this capital program through our cash flow generated from operations. To the extent our cash flow from operations is unable to completely finance our capital program, we will postpone certain proposed capital projects until our capital spending does not exceed our available resources. However, we believe our existing production base, combined with our commodity derivatives in place, should generate sufficient cash flows to fund our ongoing operations and capital program.

A significant portion of our 2009 capital program will be directed towards developing our three major projects in the UK sector of the North Sea, the Rochelle, Cygnus and Columbus prospects. In addition, we expect to spend approximately $12 million to $15 million on infield drilling and facilities improvements to maintain production levels on our producing properties. Lastly, we also intend to continue our exploration activities in both the North Sea and the US, subject to the availability of sufficient capital.

The timing, completion and process of our 2009 capital program is subject to a number of factors, including availability of capital, drilling results, drilling and production costs, availability of drilling services and equipment, partner approvals and technical work. Based on these and other factors, we may increase or decrease our planned capital program or prioritize certain projects over others.

Endeavour International Corporation

Revenues and Production

We expect production for 2009 to range from 6,500 to 7,500 BOE per day, with approximately 50% of that production as gas. We anticipate this decline in production from 2008 due to normal production declines and the suspension of production at three of our fields as discussed below. With development programs for Columbus, Cygnus and Rochelle, we expect significant increases in production beginning in the fourth quarter of 2010 when we anticipate the start of production at Rochelle. We anticipate Columbus and Cygnus to begin production in 2011. When all three projects are fully producing, they have the potential to equal our 2008 production levels from all other fields.

Our IVRRH, Renee and Rubie fields all produce to a single floating production facility that has experienced significant increases in operating costs in recent periods. With the decline in oil prices and the rising operating costs, the operator has decided to cease operations and begin removal and salvage procedures at that floating production facility. As a result, we expect to suspend production at these fields by the end of the first quarter 2009. The production from these fields will be suspended until the development activities at Rochelle are operational which we currently anticipate to be late 2010. After the start of Rochelle production, we expect to re-develop IVRRH, Renee and Rubie if economically feasible. We also expect to incur approximately $10 million of abandonment costs for the facility, before salvage value, by mid 2010.

Oil prices continued to be impacted by supply and demand on a worldwide basis, while natural gas prices are more impacted by regional economic and weather patterns. Oil prices continue to decrease since year-end 2008 and natural gas prices in the UK, the market for the majority of our gas production, have recovered due primarily to return to normal weather conditions. For 2009, we expect realized prices before derivatives to be $0.10 - $0.20 per Mcf less than the National Balance Point price for gas and $4.50 - $5.50 per Bbl less than the Dated Brent price for oil. We have commodity derivative instruments to secure our realized prices for a portion of our oil and gas production through 2011. See Note 16 to the Consolidated Financial Statements herein for more discussion of our commodity derivative instruments.

We expect operating costs per BOE to be in the range of $11.00 to $13.00 per BOE for 2009. Commodity prices can also affect our operating cash flow through an indirect effect on operating expenses. Significant commodity price volatility, as experienced in recent years, can lead to fluctuations in drilling and development activities. As a result, the demand and cost for people, services, equipment and materials may also increase or decrease following worldwide drilling levels, causing an impact on our cash flow.

Endeavour International Corporation

Liquidity and Financial Resources

Our primary sources of financial resources and liquidity are internally generated cash flows from operations and access to the credit and capital markets, to the extent available. We believe the combination of our available cash on hand, cash flow from operations, our ability to time capital expenditures and our flexible 2009 capital program and related obligations will allow us to manage volatile markets while enabling us to further our strategic objectives.

We expect to fund our 2009 capital requirements through internally generated cash flow from operations. These cash flows will be significantly impacted by the amount of hydrocarbons we produce, and to a lesser extent, the price we obtain for our produced commodities. Oil prices continue to be impacted by supply and demand on a worldwide basis, while natural gas prices are more impacted by regional economic and weather patterns. Although oil prices have declined significantly since the record high prices in the summer of 2008, natural gas prices in the UK and Norway have not experienced as steep of a decline. While we expect revenues to decline from 2008 to 2009 as a result of the sharp decline in oil prices, the full impact on our cash flows will be partially mitigated by our balance of gas to oil production and our commodity derivative positions. As of December 31, 2008, our outstanding commodity derivatives covered 55% to 65% of expected 2009 production.

We have historically utilized a combination of borrowings under our bank facility and accessing the capital markets to fund our operations, capital projects or strategic acquisitions. The worldwide credit and capital markets have recently experience significant disruptions and exhibited adverse conditions. Continued volatility in the credit and capital markets may substantially restrict our ability to access these markets or increase costs associated with issuing debt instruments due to, among other things, increased spreads over relevant interest rate benchmarks and affect our ability to access those markets. We do not believe our liquidity has been materially affected by the recent events in the global financial markets as we have not required these financing alternatives. Further, we do not expect our liquidity to be materially impacted in the near future as we intend to exercise strict fiscal discipline in matching our future expenditures with cash flow from operations. Nevertheless, we will continue to monitor our capital requirements, the credit and capital markets and circumstances surrounding each of the lenders in our senior bank facility. To date we have experienced no disruptions in our ability to access additional funding through our senior facility. However, we cannot predict with any certainty the impact to us of any further disruption in the credit environment.

At December 31, 2008, we had $113 million outstanding under our senior bank facility. The senior bank facility has a current borrowing base capacity of $126 million, which is secured by our oil and gas assets. The borrowing base is subject to redetermination every six months (on April 1 and October 1), and we are required to provide our lenders with an independent reserve report every 12 months. Based on our reserve report at December 31 and June 30 each year, commodity prices set by our lenders and terms set forth in the credit agreement, the maximum capacity of our borrowing base is set, and any amounts outstanding over the redetermined borrowing base must be repaid within 45 days of the redetermination date. The senior bank facility is also subject to maximum commitment levels by the participating lenders that change over time.

Endeavour International Corporation

We have reflected $13 million in current maturities of long-term debt at December 31, 2008 due to the borrowing base capacity and maximum commitment levels. The next scheduled redetermination of our borrowing base will occur on April 1, 2009. We are currently undergoing the redetermination process based on our reserve report as of December 31, 2008. We cannot estimate the level of the borrowing base capacity that will be in effect as of April 1, 2009 although we do expect the borrowing base capacity to decrease given the decline in commodity prices during 2008. We expect to repay amounts outstanding in excess of the redetermined borrowing base with cash on hand. This will reduce the amount of cash on hand that is immediately available for our capital program. Consistent with our strict financial discipline, we continue to manage our capital expenditures to stay within generated cash flows while anticipating additional debt repayments.

The terms of our credit agreement provide that the borrowing base capacity may be increased as projects are approved by the applicable authority. We currently have submitted development plans for approval for both our Cygnus and Columbus projects and anticipate submitting a plan for the Rochelle development during 2009. As these development plans are approved, we expect to include the new projects in the borrowing base assets and believe that this will result in an increase of our borrowing base capacity.

The senior bank facility also provides for issuances of letters of credit of up to an aggregate $60 million. While all letters of credit issued under the senior bank facility will reduce the total amount available for drawing under the senior bank facility, letters of credit issued to secure abandonment liabilities in respect of borrowing base assets will not reduce the amount available under the borrowing base. As of December 31, 2008, we have $30.1 million of outstanding letters of credit related to abandonment liabilities on certain of our oil and gas properties.

In January 2008, we completed the refinancing of certain debt utilizing a strategic investment by the Smedvig Family Office in Norway. Included in this refinancing were: the repayment of our Second Lien Term Loan, plus accrued interest; issuance of $40 million under a private offering of 11.5% guaranteed convertible bonds due 2014; and borrowing of $25 million under a Junior Credit Facility. Amounts borrowed under the Junior Facility were repaid in full during 2008. The Smedvig Family also committed an additional $60 million for future investments with us.

Our income tax expense relates primarily to our operations in the UK (statutory income tax rate of 50%) and to our operations in Norway (statutory income tax rate of 78%). We are currently not able to record income tax benefits on our U.S. loss as there is no assurance that we can generate any U.S. taxable earnings. As operations commence in the U.S. during 2009, we will be able to record income tax benefits in the U.S. and do not anticipate paying current taxes in the U.S.

Endeavour International Corporation

Off-Balance Sheet Arrangements

At December 31, 2008, we did not have any off-balance sheet arrangements.

Rig Commitments

We have two commitments for the use of drilling rigs in our North Sea operations. One commitment is for the drilling rig that commenced drilling at the Rochelle field in December 2008. We have $21 million in escrow toward this commitment, included in “Restricted cash” on our Condensed Consolidated Balance Sheet. The reserved amounts in escrow will be released as payments are made for this drilling activity.

We also have a commitment for a semi-submersible rig in Norway through a consortium with several other operators in the Norwegian Continental Shelf. The contract commits us to 100 days (for two wells) for drilling services for $38 million. We currently estimate the rig will be initially delivered in the third quarter of 2009 and again in 2010.

Critical Accounting Policies and Estimates

The accompanying financial statements have been prepared on the accrual basis of accounting in accordance with accounting principles generally accepted in the United States of America and have been presented on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. These accounting principles require management to use estimates, judgments and assumptions that affect the reported amounts of assets and liabilities as of the date of the financial statements, and revenues and expenses during the reporting period. Management reviews its estimates, including those related to the determination of proved reserves, estimates of future dismantlement costs, income taxes and litigation. Actual results could differ from those estimates.

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

Endeavour International Corporation

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

At December 31, 2008, we had $282 million of goodwill recorded related to past business combinations. This goodwill is not amortized, but is required to be assessed for impairment annually, or more often as facts and circumstances warrant. The first step of that process is to compare the fair value of the reporting unit to which goodwill has been assigned to the carrying amount of the associated net assets and goodwill. The reporting units used to evaluate and measure goodwill for impairment are

Endeavour International Corporation

determined from the manner in which the business is managed. We have determined we have a single reporting unit. Goodwill is tested annually at year end. Although we cannot predict when or if goodwill will be impaired, impairment charges may occur if we are unable to replace the value of our depleting asset base or if other adverse events (for example, lower sustained oil and gas prices) reduce the fair value of the reporting unit.

We completed our 2008 annual goodwill impairment test with no impairment indicated. To determine the fair value of the company, we worked with a valuation consulting firm and used all available information, such as market multiples, the present values of expected cash flows and the effect of the announcement of drilling results (where such drilling had begun).

In the determination of the present value of expected cash flows, we assumed production profiles consistent with our year-end estimation of reserves that are disclosed in our supplemental oil and gas disclosures, market prices considering the forward price curve for oil and gas, adjusted for location and quality differentials that we currently receive, as well as capital and operating costs consistent with year-end pricing, adjusted for management’s view that such costs should decline in the near term to realign with lower commodity prices, and discount rates that management believes a market participant would utilize to consider the risks inherent in our operations.

We also considered our market capitalization based on average stock prices for 20 days around December 31, 2008 and any premium a buyer might pay to obtain control of Endeavour. As part of this analysis, we considered the relatively few transactions in the market, trading multiples for peers to determine an appropriate multiple to apply against our projected EBITDA, cash flows and reserves and the material results of our drilling program that were not publicly available at December 31, 2008. In the first quarter of 2009, we announced the successful drilling results of wells at our Cygnus and Rochelle projects and the expansion of operations into the US. While these activities were initiated in 2008, the public markets were unaware of the positive outcomes until 2009. From December 31, 2008 through February 10, 2009 (the date of the last of these three announcements), our common stock price increased 50%, from $0.50 per share to $0.74 per share, respectively.

A lower fair value estimate in the future could result in impairment. Examples of factors that could cause a lower fair value estimate could be sustained declines in prices, increases in costs, and changes in discount rate assumptions due to market conditions.

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

Endeavour International Corporation

Derivative Instruments and Hedging Activities

From time to time, we may utilize derivative financial instruments to hedge cash flows from operations or to hedge the fair value of financial instruments. We may use derivative financial instruments with respect to a portion of our oil and gas production or a portion of our variable rate debt to achieve a more predictable cash flow by reducing our exposure to price fluctuations. These transactions are likely to be swaps, collars or options and to be entered into with major financial institutions or commodities trading institutions. Derivative financial instruments are intended to reduce our exposure to declines in the market prices of crude oil and natural gas that we produce and sell, to increases in interest rates and to manage cash flows in support of our annual capital expenditure budget. We also have two embedded derivatives related to our debt instruments.

We record all derivatives at fair market value in our Consolidated Balance Sheets at the end of each period. The accounting for the fair market value, and the changes from period to period, depends on the intended use of the derivative and the resulting designation. This evaluation is determined at each derivative’s inception and begins with the decision to account for the derivative as a hedge, if applicable. The accounting for changes in the fair value of a derivative instrument that is not accounted for as a hedge is included in other (income) expense as an unrealized gain or loss. Where we intend to account for a derivative as a hedge, we document, at its inception, the hedging relationship, the risk management objective and the strategy for undertaking the hedge. The documentation includes the identification of the hedging instrument, the hedged item or transaction, the nature of the risk being hedged, and the method that will be used to assess effectiveness of derivative instruments that receive hedge accounting treatment.

Changes in fair value to hedge instruments, to the extent the hedge is effective, are recognized in other comprehensive income until the forecasted transaction occurs. Hedge effectiveness is assessed at least quarterly based on total changes in the derivative’s fair value. Any ineffective portion of the derivative instrument’s change in fair value is recognized immediately in other (income) expense.

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

Endeavour International Corporation

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

Stock-Based Compensation Arrangements

We recognize all share-based payments to employees, including grants of employee stock options, based on their fair values. The share-based compensation cost is measured at the grant date, based on the calculated fair value of the award, and is recognized as general and administrative expense over the employee’s requisite service period (generally the vesting period of the equity award). We apply the fair value method in accounting for stock option grants to non-employees using the Black-Scholes Method.

It is our policy to use authorized but unissued shares of stock when stock options are exercised. At December 31, 2008, we had approximately 7.7 million additional shares available for issuance pursuant to our existing stock incentive plan.

Fair Value

We estimate fair value for the measurement of derivatives, long-lived assets during certain impairment tests, reporting units for goodwill impairment testing and the initial measurement of an asset retirement obligation. When we are required to measure fair value, and there is not a market observable price for the asset or liability, or a market observable price for a similar asset or liability, we generally utilize an income valuation approach. This approach utilizes management’s best assumptions regarding expectations of projected cash flows, and discounts the expected cash flows using a commensurate risk adjusted discount rate. Such evaluations involve a significant amount of judgment since the results are based on expected future events or conditions, such as sales prices; estimates of future oil and gas production; development and operating costs and the timing thereof; economic and regulatory climates and other factors. Our estimates of future net cash flows are inherently imprecise because they reflect management’s expectation of future conditions that are often outside of management’s control. However, assumptions used reflect a market participant’s view of long-term prices, costs and other factors, and are consistent with assumptions used in our business plans and investment decisions.

Recent Accounting Pronouncements

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

Endeavour International Corporation

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

In March 2008, the FASB issued a new standard that requires entities to present expanded and detailed financial statement disclosures for their derivatives and hedged financial instruments. This standard applies to all derivatives and non-derivative instruments designated and qualifying as hedges, including bifurcated derivative instruments and related hedged items. The new standard is effective for interim periods and fiscal years beginning after November 15, 2008. We do not expect the adoption of this pronouncement to have a material impact on our financial position or results of operations.

In May 2008, the FASB posted a new staff position that applies to convertible debt that may be settled in part or in whole in cash upon conversion. The new staff position requires required issuers of this form of debt to account for its debt and equity components separately. The new position also expands the definition of convertible preferred shares of an entity’s stock that are mandatorily redeemable financial instruments classified as liabilities. The new FASB staff position is effective for financial statements issued for fiscal years after December 15, 2008 and interim period within those fiscal years. It must be applied retroactively to all presented periods. We are currently evaluating the potential impact, if any, of this new guidance.

In June 2008, the FASB issued a new staff position that addresses whether instruments that are granted in share-based payment transactions are participating securities prior to vesting; and therefore are required to be included in the earnings allocation in the calculation of earnings per share (EPS) under the two-class method as described in a prior FASB standard. The new staff position requires entities to treat unvested share-based payment awards with non-forfeitable rights to dividend or dividend equivalents as a separate class of securities in calculating EPS. The new staff position is effective for fiscal years beginning after December 15, 2008. We are currently evaluating the potential impact, if any, of this new guidance.

Endeavour International Corporation

Disclosures about Contractual Obligations and Commercial Commitments

The following table sets forth our obligations and commitments to make future payments under its lease agreements and other long-term obligations as of December 31, 2008:

(Amounts in thousands)	Payments due by Period
Contractual Obligations	Total	Less than 1 Year	1-3 Years	3-5 Years	After 5 Years
Long-term debt
Principal (1)	$238,746	$13,000	$100,000	$81,250	$44,496
Interest (2)	55,839	7,766	13,125	406	34,542
Asset retirement obligations	47,999	9,680	160	160	37,999
Operating leases for office leases and equipment	5,684	1,655	2,469	1,560	—
Rig commitments (3)	58,239	39,489	18,750	—	—

Total Contractual Obligations	$406,507	$71,590	$134,504	$83,376	$117,037

(1)	Repayment of the initial borrowing base on the senior bank facility is based on reserve estimates, which are reassessed every six months.

(2)	Assumes a 1.5% LIBOR rate. In addition, interest on our 11.5% convertible debt is added to the outstanding principal balance each quarter and reflected as due upon maturity.

(3)	As is common in the oil and gas industry, we operate in many instances through joint ventures under joint operating or similar agreements. Typically, the operator under a joint operating agreement enters into contracts, such as rig commitment contracts, for the benefit of all joint venture partners. Through the joint operating agreement, the non-operators reimburse, and in some cases advance, the funds necessary to meet the contractual obligations entered into by the operator. These obligations are typically shared on a “working interest” basis. The joint operating agreement provides remedies to the operator in the event that the non-operator does not satisfy its share of the contractual obligations. Occasionally, the operator is permitted by the joint operating agreement to enter into lease obligations and other contractual commitments that are then passed on to the non-operating joint interest owners as lease operating expenses, frequently without any identification as to the long-term nature of any commitments underlying such expenses.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk

Foreign Exchange Risk

The international scope of our business operations exposes us to the risk of fluctuations in foreign currency markets. As a result, we are subject to foreign currency exchange rate risk due to effects that foreign exchange rate movements have on our costs and on the cash flows that we receive from foreign operations. Our oil

Endeavour International Corporation

revenues are received in U.S. dollars while gas revenues are received in pounds sterling or Norwegian kroner. Capital expenditures, payroll and operating expenses may be denominated in U.S. dollars, pounds sterling or Norwegian kroner. We operate a centralized currency management operation to take advantage of potential opportunities to naturally offset exposures against each other. To date, we have addressed our foreign currency exchange rate risks principally by maintaining our liquid assets in interest-bearing accounts, until payments in foreign currency are required, but we have not reduced this risk by hedging to date.

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

At December 31, 2008, we had the following commodity derivative instruments outstanding:

	2009	2010	2011	Total
Oil:
Fixed Price Swap (Mbbl)	697	573	487	1,757
Weighted Average Price ($/Barrel)	$69.08	$68.39	$66.01	$68.01
Costless Collar (Mbbl)	400	—	—	400
Weighted Average Ceiling Price ($/Barrel)	$121.88	$—	$—	$121.88
Weighted Average Floor Price ($/Barrel)	$100.00	$—	$—	$100.00
Gas: (1)
Fixed Price Swap (MMcf)	1,387	1,032	627	3,046
Weighted Average Price ($/Mcf)	$8.16	$7.83	$7.51	$7.91
Costless Collar (MMcf)	1,400	—	—	1,400
Weighted Average Ceiling Price ($/Mcf)	$13.25	—	—	$13.25
Weighted Average Floor Price ($/Mcf)	$9.32	—	—	$9.32

(1)	Gas derivative contracts are designated in therms and have been converted to Mcf at a rate of 10 therm to 1 Mcf. The exchange rate at December 31, 2008 was $1.46 to £1.00.

At December 31, 2008 and 2007, the prices used to determine the estimates of future cash inflows were $36.55 and $96.02 per barrel, respectively, for oil and $8.70 and $10.03 per Mcf, respectively, for gas.

Endeavour International Corporation

Interest Rate Risk

We are exposed to changes in interest rates. Changes in interest rates affect the interest earned on cash and cash equivalents and the interest rate paid on borrowings under debt.

In 2007, we entered into an interest rate swap for a notional amount of $37.5 million whereby we pay a fixed rate of 5.05% and receive three-month LIBOR through November 2009. A 250 point change in basis points on LIBOR would not result in a material change in our annual interest expense, given our floating rate debt at December 31, 2008 and the interest rate swap.

Item 8.	Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

Endeavour International Corporation:

We have audited the accompanying consolidated balance sheets of Endeavour International Corporation and subsidiaries as of December 31, 2008 and 2007, and the related consolidated statements of operations, stockholders’ equity and comprehensive income, and cash flows for each of the years in the three-year period ended December 31, 2008. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Endeavour International Corporation and subsidiaries as of December 31, 2008 and 2007, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2008, in conformity with U.S. generally accepted accounting principles.

As discussed in Note 2 to the consolidated financial statements, effective January 1, 2007, the Company changed its accounting for uncertain tax positions. As also discussed in Note 2 to the consolidated financial statements, effective January 1, 2008, the Company changed its method of accounting and disclosures for fair value measurements and fair value reporting of financial assets and liabilities.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Endeavour International Corporation’s internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated March 13, 2009 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

/s/ KPMG LLP

Houston, Texas

March 13, 2009

Endeavour International Corporation

Consolidated Balance Sheets

(Amounts in thousands)

	December 31,
	2008	2007
Assets
Current Assets:
Cash and cash equivalents	$38,156	$16,440
Restricted cash, related to rig commitments	20,739	22,000
Accounts receivable	26,884	33,291
Prepaid expenses and other current assets	47,626	46,516

Total Current Assets	133,405	118,247
Property and Equipment, Net	312,957	335,023
Goodwill	281,943	283,324
Other Assets	9,165	11,029

Total Assets	$737,470	$747,623

Liabilities and Stockholders’ Equity
Current Liabilities:
Accounts payable	$42,348	$31,036
Current maturities of debt	13,000	—
Accrued expenses and other	55,155	50,013

Total Current Liabilities	110,503	81,049
Long-Term Debt	214,855	266,250
Deferred Taxes	104,127	135,552
Other Liabilities	65,014	69,623

Total Liabilities	494,499	552,474
Commitments and Contingencies
Series C Convertible Preferred Stock (Liquidation preference: $125,000)	125,000	125,000
Stockholders’ Equity:
Series B Preferred stock (Liquidation preference: $ 2,957) Common stock; shares issued and outstanding – 128,572 at 2008 and 127,006 at 2007	129	127
Additional paid-in capital	244,471	241,539
Treasury stock	(450)	—
Accumulated other comprehensive loss	(1,266)	(923)
Accumulated deficit	(124,913)	(170,594)

Total Stockholders’ Equity	117,971	70,149

Total Liabilities and Stockholders’ Equity	$737,470	$747,623

The accompanying notes are an integral part of these consolidated financial statements.

Endeavour International Corporation

Consolidated Statements of Operations

(Amounts in thousands, except per share data)

	For the Year Ended December 31,
	2008	2007	2006
Revenues	$260,441	$176,064	$54,131
Expenses:
Operating expenses	46,576	41,044	15,568
Depreciation, depletion and amortization	81,734	76,850	20,164
Impairment of oil and gas properties	36,970	—	849
General and administrative	19,636	19,878	21,924

Total expenses	184,916	137,772	58,505

Operating Profit (Loss)	75,525	38,292	(4,374)
Other Income (Expense):
Derivatives:
Unrealized gain (loss)	76,666	(89,132)	34,531
Realized gain (loss)	(28,578)	12,048	—
Interest expense	(22,548)	(18,742)	(7,941)
Unrealized foreign currency exchange gain (loss)	11,169	(1,432)	(1,523)
Other	985	709	(3,618)

Total Other Income (Expense)	37,694	(96,549)	21,449

Income (Loss) Before Income Taxes	113,219	(58,257)	17,075
Income Tax (Benefit) Expense	56,729	(9,180)	23,913

Net Income (Loss)	56,490	(49,077)	(6,838)
Preferred Stock Dividends	10,809	11,238	1,991

Net Income (Loss) to Common Stockholders	$45,681	$(60,315)	$(8,829)

Net Income (Loss) Per Common Share:
Basic	$0.36	$(0.49)	$(0.10)

Diluted	$0.32	$(0.49)	$(0.10)

Weighted Average Number of Common Shares Outstanding:
Basic	128,312	123,118	86,636

Diluted	178,312	123,118	86,636

The accompanying notes are an integral part of these consolidated financial statements.

Endeavour International Corporation

Consolidated Statements of Cash Flows

(Amounts in thousands)

	Year Ended December 31,
	2008	2007	2006
Cash Flows from Operating Activities:
Net income (loss)	$56,490	$(49,077)	$(6,838)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation, depletion and amortization	81,734	76,850	20,164
Impairment of oil and gas properties	36,970	—	849
Deferred tax expense (benefit)	17,682	(12,925)	13,038
Unrealized (gain) loss on derivative instruments	(76,666)	89,132	(34,531)
Amortization of non-cash compensation	3,226	4,968	11,573
Foreign currency exchange (gain) loss on non-operating liabilities	(10,508)	1,078	1,012
Non-Cash interest charges and other	11,879	2,948	5,396
Changes in assets and liabilities:
(Increase) Decrease in receivables	9,795	30,127	(32,165)
(Increase) Decrease in prepaid expenses and other	(3,745)	(984)	(9,749)
Increase (Decrease) in current liabilities	6,323	(13,611)	17,151

Net Cash Provided by (Used in) Operating Activities	133,180	128,506	(14,100)

Cash Flows From Investing Activities:
Capital expenditures	(66,370)	(88,007)	(55,496)
Acquisitions, net of cash acquired	—	—	(376,915)
(Increase) decrease in restricted cash and other investing activities	1,519	(20,133)	5,293

Net Cash Used in Investing Activities	(64,851)	(108,140)	(427,118)

Cash Flows From Financing Activities:
Repayment of borrowings	(120,000)	(47,000)	—
Proceeds from borrowings	88,000	7,000	225,000
Payment of preferred dividends	(10,625)	(2,656)	—
Financing costs paid	(3,538)	(263)	(9,565)
Proceeds from common stock, net of issuance costs	—	—	83,967
Proceeds from preferred stock, net of issuance costs	—	—	100,657
Other financing activities	(450)	(821)	3,310

Net Cash Provided by (Used in) Financing Activities	(46,613)	(43,740)	403,369

Net Increase (Decrease) in Cash and Cash Equivalents	21,716	(23,374)	(37,849)
Effect of Foreign Currency Changes on Cash	—	—	1,536
Cash and Cash Equivalents, Beginning of Period	16,440	39,814	76,127

Cash and Cash Equivalents, End of Period	$38,156	$16,440	$39,814

The accompanying notes are an integral part of these consolidated financial statements.

Endeavour International Corporation

Consolidated Statements of Stockholders’ Equity and Comprehensive Income (Loss)

(Amounts in thousands)

	Common Stock	Treasury Stock	Additional Paid-In Capital	Deferred Compensation	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholders’ Equity	Total Comprehensive Income (Loss)
Balance, December 31, 2005	$75	$—	$155,734	$(9,437)	$(4,578)	$(101,450)	$40,344
Adoption of stock-based compensation accounting standards		—	(9,110)	9,437	—	—	327
Issuance of common stock as deferred compensation	2	—	473	—	—	—	475
Exercise of warrants and options	2		3,308	—	—	—	3,310
Other issuances of common stock	40	—	89,353	—	—	—	89,393
Amortization of deferred compensation	—		11,573	—	—	—	11,573
Expenses related to Convertible Preferred Stock offering	—	—	(24,343)	—	—	—	(24,343)
Preferred stock dividend	—	—	—	—	—	(1,991)	(1,991)
Comprehensive Loss:		—
Net Loss	—	—	—	—	—	(6,838)	(6,838)	$(6,838)
Other comprehensive income (net of tax):		—
Unrealized loss on derivative instruments, net of tax	—	—	—	—	3,690	—	3,690	3,690
Unrealized gain (loss) on available-for- sale securities	—	—	—	—	888	—	888	888

Balance, December 31, 2006	$119	$—	$226,988	$—	$—	$(110,279)	$116,828	$(2,260)

Balance, December 31, 2006	$119	$—	$226,988	$—	$—	$(110,279)	$116,828
Preferred stock dividend	6	—	10,509	—	—	(11,238)	(723)
Amortization of deferred compensation	—	—	4,975	—	—	—	4,975
Other	2	—	(933)	—	—	—	(931)
Comprehensive Loss:
Net Loss	—	—	—	—	—	(49,077)	(49,077)	$(49,077)
Other comprehensive income (net of tax):
Unrealized loss on derivative instruments, net of tax	—	—	—	—	(852)	—	(852)	(852)
Unrealized gain (loss) on available-for- sale securities	—	—	—	—	(71)	—	(71)	(71)

Balance, December 31, 2007	$127	$—	$241,539	$—	$(923)	$(170,594)	$70,149	$(50,000)

The accompanying notes are an integral part of these consolidated financial statements.

Endeavour International Corporation

Consolidated Statements of Stockholders’ Equity and Comprehensive Income (Loss)

(Amounts in thousands)

	Common Stock	Treasury Stock	Additional Paid-In Capital	Deferred Compensation	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholders’ Equity	Total Comprehensive Income (Loss)
Balance, December 31, 2007	$127	$—	$241,539	$—	$(923)	$(170,594)	$70,149
Preferred stock dividend	—	—	—	—	—	(10,809)	(10,809)
Amortization of deferred compensation	—	—	3,226	—		—	3,226
Treasury stock repurchase	—	(450)	—	—	—	—	(450)
Other	1	—	(294)	—			(293)
Comprehensive Loss:
Net Income	—	—	—		—	56,490	56,490	$56,490
Other comprehensive income (net of tax):
Unrealized loss on derivative instruments, net of tax	—	—	—	—	(342)	—	(342)	(342)
Unrealized gain (loss) on available-for-sale securities	—	—	—	—	(1)	—	(1)

Balance, December 31, 2008	$128	$(450)	$244,471	$—	$(1,266)	$(124,913)	$117,970	$56,148

The accompanying notes are an integral part of these consolidated financial statements.

Endeavour International Corporation

Notes to Consolidated Financial Statements

(Amounts in thousands, except per unit data)

Note 1 – Description of Business

Endeavour International Corporation was incorporated under the laws of the state of Nevada on January 13, 2000. As used in these Notes to Consolidated Financial Statements, the terms “Endeavour”, “we”, “us”, “our” and similar terms refer to Endeavour International Corporation and, unless the context indicates otherwise, its consolidated subsidiaries.

Note 2 – Summary of Significant Accounting Policies

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

(Amounts in thousands, except per unit data)

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

(Amounts in thousands, except per unit data)

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

(Amounts in thousands, except per unit data)

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

Endeavour International Corporation

Notes to Consolidated Financial Statements

(Amounts in thousands, except per unit data)

Significant Customers

Our oil sales are to a limited number of customers, each of which accounts for more than 10% of revenue: Chevron North Sea Ltd;Shell U.K. Limited, and Esso Exploration and Production. Our gas and natural gas liquids sales are to StatoilHydro, Shell UK Limited and Esso Exploration and Production UK Limited.

Derivative Instruments and Hedging Activities

From time to time, we may utilize derivative financial instruments to hedge cash flows from operations or to hedge the fair value of financial instruments. We may use derivative financial instruments with respect to a portion of our oil and gas production or a portion of our variable rate debt to achieve a more predictable cash flow by reducing our exposure to price fluctuations. These transactions are likely to be swaps, collars or options and to be entered into with major financial institutions or commodities trading institutions. Derivative financial instruments are intended to reduce our exposure to declines in the market prices of crude oil and natural gas that we produce and sell, to increases in interest rates and to manage cash flows in support of our annual capital expenditure budget. We also have two embedded derivatives related to our debt instruments.

We record all derivatives at fair market value in our Consolidated Balance Sheets at the end of each period. The accounting for the fair market value, and the changes from period to period, depends on the intended use of the derivative and the resulting designation. This evaluation is determined at each derivative’s inception and begins with the decision to account for the derivative as a hedge, if applicable. The accounting for changes in the fair value of a derivative instrument that is not accounted for as a hedge is included in other (income) expense as an unrealized gain or loss. Where we intend to account for a derivative as a hedge, we document, at its inception, the hedging relationship, the risk management objective and the strategy for undertaking the hedge. The documentation includes the identification of the hedging instrument, the hedged item or transaction, the nature of the risk being hedged, and the method that will be used to assess effectiveness of derivative instruments that receive hedge accounting treatment.

Changes in fair value to hedge instruments, to the extent the hedge is effective, are recognized in other comprehensive income until the forecasted transaction occurs. Hedge effectiveness is assessed at least quarterly based on total changes in the derivative’s fair value. Any ineffective portion of the derivative instrument’s change in fair value is recognized immediately in other (income) expense.

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

(Amounts in thousands, except per unit data)

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

Derivative financial instruments that hedge the price of oil and gas, interest rates or currency exposure will be generally executed with major financial or commodities trading institutions which expose us to market and credit risks, and may at times be concentrated with certain counterparties or groups of counterparties. Although notional amounts are used to express the volume of these contracts, the amounts potentially subject to credit risk, in the event of non–performance by the counterparties, are substantially smaller. We review the credit ratings of our counterparties to derivative contracts (who are all lenders under our senior bank facility) on a regular basis and to date we have not experienced any non-performance by any of our counterparties, currently BNP Paribas S.A. and J. Aron & Company, a subsidiary of Goldman Sachs International. At December 31, 2008, our derivative instruments do not require either side to maintain collateral or margin accounts.

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

(Amounts in thousands, except per unit data)

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

Share-Based Payments

We recognize all share-based payments to employees, including grants of employee stock options, based on their fair values. The share-based compensation cost is measured at the grant date, based on the calculated fair value of the award, and is recognized as general and administrative expense over the employee’s requisite service period (generally the vesting period of the equity award). We apply the fair value method in accounting for stock option grants using the Black-Scholes Method.

It is our policy to use authorized but unissued shares of stock when stock options are exercised. At December 31, 2008, we had approximately 7.7 million additional shares available for issuance pursuant to our existing stock incentive plan.

Adoption of Accounting for Uncertainty in Income Taxes

In July 2006, the Financial Accounting Standards Board issued a new interpretation that seeks to reduce the diversity in practice associated with certain aspects of measurement and recognition in accounting for income taxes. This new interpretation also provides guidance on classification, derecognition, interest, penalties and accounting in interim periods and also requires expanded disclosure with respect to the uncertainty in income taxes. The interpretation was effective for us as of January 1, 2007. Our adoption of this standard on January 1, 2007 did not have a material effect on our financial statements. We recognize interest and/or penalties related to income tax matters in income tax expense.

Adoption of Fair Value Standards

On January 1, 2008, we applied the new standard that permits entities to choose to measure many financial instruments and certain other items at fair value. This standard expanded the use of fair value measurement and applied to entities that elect the fair value option. The adoption of this pronouncement did not have a material impact on our financial position or results of operations.

Endeavour International Corporation

Notes to Consolidated Financial Statements

(Amounts in thousands, except per unit data)

On January 1, 2008, we applied the new standards which defined fair value, established a framework for measuring fair value in generally accepted accounting principles and expanded disclosures about fair value measurements. The new standards does not require new fair value measurements, rather, its provisions apply when fair value measurements are performed under other accounting pronouncements.

In February 2008, the standard was deferred for one year as it applies to nonfinancial assets and liabilities that are recognized or disclosed at fair value on a nonrecurring basis (e.g. those measured at fair value in a business combination and goodwill impairment). We are reviewing the potential impact, if any, of this new guidance.

Recent Accounting Pronouncements

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

In March 2008, the FASB issued a new standard that requires entities to present expanded and detailed financial statement disclosures for their derivatives and hedged financial instruments. This standard applies to all derivatives and non-derivative instruments designated and qualifying as hedges, including bifurcated derivative instruments and related hedged items. The new standard is effective for interim periods and fiscal years beginning after November 15, 2008. We do not expect the adoption of this pronouncement to have a material impact on our financial position or results of operations.

In May 2008, the FASB posted a new staff position that applies to convertible debt that may be settled in part or in whole in cash upon conversion. The new staff position requires required issuers of this form of debt to account for its debt and equity components separately. The new position also expands the definition of convertible preferred shares of an entity’s stock that are mandatorily redeemable

Endeavour International Corporation

Notes to Consolidated Financial Statements

(Amounts in thousands, except per unit data)

financial instruments classified as liabilities. The new FASB staff position is effective for financial statements issued for fiscal years after December 15, 2008 and interim period within those fiscal years. It must be applied retroactively to all presented periods. We are currently evaluating the potential impact, if any, of this new guidance.

In June 2008, the FASB issued a new staff position that addresses whether instruments that are granted in share-based payment transactions are participating securities prior to vesting; and therefore are required to be included in the earnings allocation in the calculation of earnings per share (EPS) under the two-class method as described in a prior FASB standard. The new staff position requires entities to treat unvested share-based payment awards with non-forfeitable rights to dividend or dividend equivalents as a separate class of securities in calculating EPS. The new staff position is effective for fiscal years beginning after December 15, 2008. We are currently evaluating the potential impact, if any, of this new guidance.

Note 3 – Earnings per Share

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

	December 31,
	2008	2007	2006
Net income (loss) to common stockholders
Basic	$45,681	$(60,315)	$(8,829)
Add Effect of:
Preferred dividends	10,625	—	—

Diluted	$56,306	$(60,315)	$(8,829)

Weighted Average Number of Common Shares Outstanding:
Basic	128,312	123,118	86,636
Add Effect of:		—	—
Preferred stock	50,000	—	—

Diluted	178,312	123,118	86,636

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

	December 31,
	2008	2007	2006
Options and stock-based compensation	2	—	626
Warrants	—	—	219
Convertible debt	32,725	16,185	16,185
Convertible preferred stock	—	50,000	8,356

Common shares potentially issuable	32,727	66,185	25,386

Endeavour International Corporation

Notes to Consolidated Financial Statements

(Amounts in thousands, except per unit data)

Note 4 – Acquisitions and Dispositions

Acquisition of Talisman Expro Limited

On November 1, 2006, we completed the acquisition of all of the outstanding shares of Talisman Expro Limited for US $366 million, after purchase price adjustments and expenses (the “Talisman Acquisition”). As a result of the Talisman Acquisition, we acquired interests in eight fields in the United Kingdom sector of the North Sea.

The following is an allocation of the purchase price of the Talisman Acquisition:

Purchase price	$359,594
Legal, accounting and other direct expenses	6,051

Total purchase price	$365,645

Allocation of purchase price:
Current assets	$30,373
Property and equipment	209,534
Goodwill	254,147
Current liabilities	(14,345)
Deferred tax liability	(89,175)
Other long-term liabilities	(24,889)

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

Endeavour International Corporation

Notes to Consolidated Financial Statements

(Amounts in thousands, except per unit data)

The following is a reconciliation of the changes in goodwill for the year ended December 31, 2008 and 2007:

	December 31,
	2008	2007
Balance at beginning of year	$283,324	$291,752
Acquisition	1,225	(8,428)

Balance at end of year	$284,549	$283,324

Purchase of Interest in Enoch Field

During the second quarter of 2006, we invested $12 million for the purchase of an eight percent interest in the Enoch Field located in Block 16/13a in the North Sea.

Note 5 – Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets consisted of the following:

	December 31,
	2008	2007
Current deferred tax asset	$—	$30,167
Fair market value of commodity derivatives – current	31,649	4,018
Prepaid insurance	1,322	1,255
Inventory	5,469	1,594
Current tax receivable	—	4,083
Other	9,186	5,399

	$47,626	$46,516

Endeavour International Corporation

Notes to Consolidated Financial Statements

(Amounts in thousands, except per unit data)

Note 6 – Property and Equipment

Property and equipment included the following:

	December 31,
	2008	2007
Oil and gas properties under the full cost method:
Subject to amortization	$298,890	$298,765
Not subject to amortization:
Acquired in 2008	60,481	—
Acquired in 2007	24,474	31,992
Acquired in 2006	71,952	97,922
Acquired prior to 2006	25,716	27,615

	481,513	456,294
Other oil and gas activities	4,875	4,875
Computers, furniture and fixtures	4,652	2,634

Total property and equipment	491,040	463,803
Accumulated depreciation, depletion and amortization	(178,083)	(128,780)

Net property and equipment	$312,957	$335,023

The majority of costs not subject to amortization relate to values assigned to unproved reserves acquired. The remainder of costs not subject to amortization relate to exploration costs such as drilling costs for projects awaiting approved development plan or the determination of whether or not proved reserves can be assigned and other seismic and geological and geophysical costs. These costs are transferred to the amortization base when it is determined whether or not proved reserves can be assigned to such properties. This analysis is dependent upon well performance, results of infield drilling, approval of development plans, drilling results and development of identified projects and periodic assessment of reserves. We expect acquisition costs excluded from amortization to be transferred to the amortization base over the next five years due to a combination of well performance and results of infield drilling relating to currently producing assets and the drilling and development of identified projects acquired, such as the Rochelle field. We expect exploration costs not subject to amortization to be transferred to the amortization base over the next three years as development plans are completed and production commences on existing discoveries such as the Columbus, Cygnus and Rochelle projects.

Endeavour International Corporation

Notes to Consolidated Financial Statements

(Amounts in thousands, except per unit data)

The following is a summary of our oil and gas properties not subject to amortization as of December 31, 2008:

	Costs Incurred in the Year Ended December 31,
	2008	2007	2006	Prior to 2006	Total
Acquisition costs	$803	$—	$48,816	$3,639	$53,258
Exploration costs	55,447	20,401	23,136	22,077	121,061
Capitalized interest	4,231	4,073	—	—	8,304

Total oil and gas properties not subject to amortization	$60,481	$24,474	$71,952	$25,716	$182,623

During 2008, 2007 and 2006, we capitalized $9.3 million, $8.6 million and $10.9 million, respectively, in certain directly related employee costs. During 2008, 2007 and 2006, we capitalized $4.4 million, $7.2 million and $1.2 million, respectively, in interest.

Note 7 – Other Assets

Other long-term assets consisted of the following at December 31:

	2008	2007
Intangible assets – workforce in place:
Gross	$4,800	$4,800
Accumulated amortization	(3,363)	(2,806)

	1,437	1,994
Debt issuance costs	5,714	6,857
Fair market value of long-term portion of commodity derivatives	1,702	1,957
Other	312	221

	$9,165	$11,029

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

Endeavour International Corporation

Notes to Consolidated Financial Statements

(Amounts in thousands, except per unit data)

Note 8 – Accrued Expenses

We had the following accrued expenses outstanding:

	December 31,
	2008	2007
Derivative liability	$1,193	$22,495
Foreign taxes payable	21,627	12,509
Deferred foreign taxes payable	15,825	—
Accrued interest	30	4,751
Preferred dividends	1,011	828
Accrued compensation	2,135	754
Crude oil imbalance	8,954	—
Other	4,380	8,676

	$55,155	$50,013

Note 9 – Debt and Notes Payable

Our debt and notes payable consisted of the following:

	December 31,
	2008	2007
Senior notes, 6% fixed rate, due 2012	$81,250	$81,250
Senior bank facility, variable rate, due 2011	113,000	110,000
Convertible bonds, due 2014	44,496	—
Second lien term loan, variable rate, due 2011	—	75,000

	238,746	266,250
Less: debt discount	(10,891)	—
Less: current maturities	(13,000)	—

Long-term debt	$214,855	$266,250

Principal maturities of debt at December 31, 2008 are as follows:

2009	$13,000
2010	—
2011	100,000
2012	125,746
2013	—
Thereafter	—

Endeavour International Corporation

Notes to Consolidated Financial Statements

(Amounts in thousands, except per unit data)

6% Senior notes, due 2012

During 2005, we issued in a private offering $81.25 million aggregate principal amount of convertible senior notes due 2012. The notes bear interest at a rate of 6.00% per annum, payable in January and July. The notes are convertible into shares of our common stock at an initial conversion rate of 199.2032 shares of common stock per $1,000 principal amount of notes, subject to adjustment, which represents an initial conversion price of approximately $5.02 per share. In connection with the issuance of these notes, we paid $3.6 million in financing and other costs. Upon specified change of control events, each holder of those notes may require us to purchase all or a portion of the holder’s notes at a price equal to 100% of the principal amount, plus accrued and unpaid interest, if any, up to but excluding the date of purchase.

Senior bank facility

As part of the financing for the Talisman Acquisition during the fourth quarter of 2006, we entered into a $225 million senior bank facility, subject to a borrowing base limitation. The borrowing base is subject to redetermination every six months with an independent reserve report required every 12 months. At December 31, 2008, the borrowing base capacity was $126 million, of which $113 million was outstanding. The senior bank facility also provides for issuances of letters of credit of up to an aggregate $60 million. While all letters of credit issued under the senior bank facility will reduce the total amount available for drawing under the senior bank facility, letters of credit issued to secure abandonment liabilities in respect of borrowing base assets will not reduce the amount available under the borrowing base. As of December 31, 2008, we have $30.1 million of outstanding letters of credit related to abandonment liabilities on certain of our oil and gas properties.

Indebtedness under the facility will be secured by cross guarantees from all of our subsidiaries, share pledges from all of our subsidiaries, floating charges over the operating assets held in the United Kingdom and a receivables pledge in Norway. Our borrowings under the senior bank facility will bear interest at LIBOR plus 1.3% for the first $112 million of availability, and LIBOR plus 1.7% for up to an additional $14 million of availability.

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

(Amounts in thousands, except per unit data)

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

At December 31, 2008, we had $113 million outstanding under our senior bank facility. The senior bank facility has a current borrowing base capacity of $126 million, which is secured by our oil and gas assets. The borrowing base is subject to redetermination every six months (on April 1 and October 1), and we are required to provide our lenders with an independent reserve report every 12 months. Based on our reserve report at December 31 and June 30 each year, commodity prices set by our lenders and terms set forth in the credit agreement, the maximum capacity of our borrowing base is set, and any amounts outstanding over the redetermined borrowing base must be repaid within 45 days of the redetermination date. The senior bank facility is also subject to maximum commitment levels by the participating lenders that change over time.

We have reflected $13 million in current maturities of long-term debt at December 31, 2008 due to the borrowing base capacity and maximum commitment levels. The next scheduled redetermination of our borrowing base will occur on April 1, 2009. We are currently undergoing the redetermination process based on our reserve report as of December 31, 2008. We cannot estimate the level of the borrowing base capacity that will be in effect as of April 1, 2009 although we do expect the borrowing base capacity to decrease given the decline in commodity prices during 2008.

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

Endeavour International Corporation

Notes to Consolidated Financial Statements

(Amounts in thousands, except per unit data)

Two derivatives are associated with the conversion and change in control features of the Convertible Bonds. At December 31, 2008, the combined fair market value of these derivatives is $14.6 million, reflecting a $0.7 million decrease during 2008 that was recorded in unrealized gains (losses) on derivatives.

Note 10 – Income Taxes

The loss before income taxes and the components of the income tax expense recognized on the Consolidated Statement of Income are as follows:

	UK	Norway	U.S.	Other	Total
Year Ended December 31, 2008
Net income (loss) before taxes	$66,129	$59,587	$(8,312)	$(4,185)	$113,219
Current tax expense	11,158	27,879	—	10	39,047
Deferred tax expense	22,673	15,415	—	303	38,391
Foreign currency gains on deferred tax liabilities	(10,028)	(10,681)	—		(20,709)

Total tax expense	23,803	32,613	—	313	56,729

Net income (loss) after taxes	$42,326	$26,974	$(8,312)	$(4,498)	$56,490

Year Ended December 31, 2007
Net income (loss) before taxes	$(68,704)	$10,727	$(6,864)	$6,584	$(58,257)
Current tax (benefit) expense	2,898	562	(3)	289	3,746
Deferred tax (benefit) expense	(27,430)	8,951	—	711	(17,768)
Foreign currency losses on deferred tax liabilities	1,328	3,514	—	—	4,842

Total tax (benefit) expense	(23,204)	13,027	(3)	1,000	(9,180)

Net income (loss) after taxes	$(45,500)	$(2,300)	$(6,861)	$5,584	$(49,077)

Year Ended December 31, 2006
Net income (loss) before taxes	$33,275	$4,375	$(20,588)	$13	$17,075
Current tax (benefit) expense	1,837	9,014	(45)	69	10,875
Deferred tax (benefit) expense	10,105	(1,840)	—	—	8,265
Foreign currency losses on deferred tax liabilities	2,904	1,869	—	—	4,773

Total tax (benefit) expense	14,846	9,043	(45)	69	23,913

Net income (loss) after taxes	$18,429	$(4,668)	$(20,543)	$(56)	$(6,838)

Endeavour International Corporation

Notes to Consolidated Financial Statements

(Amounts in thousands, except per unit data)

The following table presents the principal reasons for the difference between our effective tax rates and the United States federal statutory income tax rate of 35%.

	Year Ended December 31,
	2008	2007	2006
Federal income tax expense (benefit) at statutory rate	$39,627	$(20,390)	$5,976
Taxation of foreign operations	34,902	3,969	11,935
Change in valuation allowance – US	2,870	2,337	7,280
Change in valuation allowance – UK	—	—	(6,013)
Foreign currency (gain)/loss on deferred taxes	(20,709)	4,842	4,773
Other	39	62	(38)

Income Tax Expense	$56,729	$(9,180)	$23,913

Effective Income Tax Rate	50%	(15)%	140%

During 2008, 2007 and 2006, we incurred taxes in all of the jurisdictions that we do business in except for the U.S. In 2008, 2007 and 2006, we had a loss before taxes of $8.3 million, $6.9 million and $20.6 million, respectively, in the U.S. and we did not record any income tax benefits as there was no assurance that we could generate any U.S. taxable earnings, and therefore recorded a valuation allowance of the full amount of deferred tax asset generated.

Deferred income taxes result from the net tax effects of temporary timing differences between the carrying amounts of assets and liabilities reflected on the financial statements and the amounts recognized for income tax purposes. The tax effects of temporary differences that give rise to significant portions of deferred tax assets and liabilities are as follows at December 31:

Endeavour International Corporation

Notes to Consolidated Financial Statements

(Amounts in thousands, except per unit data)

	2008	2007
Deferred tax asset:
Deferred compensation	$6,399	$6,887
Unrealized loss on derivative instruments	4,506	27,292
Asset retirement obligation	11,470	21,267
Net operating loss and capital loss carryforward	21,633	37,820
Uplift carryforward	1,350	2,218
Other	621	2,388

Total deferred tax assets	45,979	97,872
Less valuation allowance	(23,701)	(19,697)

Total deferred tax assets after valuation allowance	22,278	78,175
Deferred tax liability:
Property, plant and equipment	(112,204)	(176,345)
Unrealized gain on derivative instruments	(23,628)	—
Petroleum revenue tax, net of tax benefit	(1,642)	(5,133)
Debt discount	(3,267)	—
Sale/leaseback	(470)	(754)
Other	(1,018)	(1,327)

Total deferred tax liabilities	(142,229)	(183,559)

Net deferred tax liability	$(119,951)	$(105,384)

During 2006, we recognized a deferred tax liability of approximately $98 million due to the excess of book over tax basis of the assets acquired in the Enoch and Talisman acquisitions and $3.2 million for the unitization of the Brage field.

At December 31, 2008, we had the following carryforwards available to reduce future income taxes:

Types of Carryforward	Years of Expiration	Carryforward Amounts
U.S. – Net operating loss	2022 - 2028	$61,613
Norway – Uplift	Indefinite	$2,700

With the exception of $61.6 million of net operating loss carryforward attributable to our U.S. operations for which a valuation allowance has been established, the remaining carryforward amounts shown above have been recognized for financial statement reporting purposes to reduce deferred tax liability.

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

Endeavour International Corporation

Notes to Consolidated Financial Statements

(Amounts in thousands, except per unit data)

Recognition of the benefits of the deferred tax assets will require that we generate future taxable income. There can be no assurance that we will generate any earnings or any specific level of earnings in future years. Therefore, we have established a valuation allowance for deferred tax assets of approximately $23.7 million, $19.7 million and $17.3 million of December 31, 2008, 2007 and 2006, respectively. During 2008, the valuation allowance in the U.S. increased $2.9 million due to net operating losses and increased $1.1 million for net operating losses in other jurisdictions. During 2007, the valuation allowance in the U.S. increased $2.4 million due to net operating losses and adjustments. During 2006, the valuation allowance decreased $6.0 million when our UK operations commenced and decreased an additional $11.1 million as a result of the deferred tax liabilities established in the purchase of Enoch and Talisman. The valuation allowance also increased $7.3 due to net operating losses in the U.S.

Effective January 1, 2007, we adopted the new guidance on uncertainty in income taxes. We determined there was no cumulative effect on our financial statements relating to this adoption.

At December 2007, we provided for a liability of $1.7 million for unrecognized tax benefits relating to various U.K. matters. The statute of limitations for assessing tax for these benefits expired during 2008, thus allowing the full recognition of these benefits. The benefit was recorded as a reduction to goodwill.

The following represents a reconciliation of the changes in our unrecognized tax benefits, included in “Accrued Expenses and Other” on the balance sheet, for the year ended December 31, 2008:

Balance at January 1, 2008	$1,727
Increase (Decrease) in unrecognized tax benefits from current period tax positions	(1,727)

Balance at December 31, 2008	$—

As of December 31, 2008, we believe that no current tax positions that have resulted in unrecognized tax benefits will significantly increase or decrease within the next year.

Endeavour International Corporation

Notes to Consolidated Financial Statements

(Amounts in thousands, except per unit data)

Note 11 – Other Liabilities

Other liabilities included the following:

	December 31,
	2008	2007
Asset retirement obligations	$47,999	$38,422
Long-term derivative liabilities	17,015	31,201

	$65,014	$69,623

Our asset retirement obligations relate to obligation of the plugging and abandonment of oil and gas properties. The asset retirement obligation is recorded at fair value and accretion expense, recognized over the life of the property, increases the liability to its expected settlement value. If the fair value of the estimated asset retirement obligation changes, an adjustment is recorded for both the asset retirement obligation and the asset retirement cost. The following table provides a rollforward of the asset retirement obligations for the year ended December 31, 2008 and 2007:

	December 31,
	2008	2007
Carrying amount of asset retirement obligations as of beginning of year	$38,422	$32,503
Increase (decrease) due to revised estimates of asset retirement obligations	16,667	1,527
Accretion expense	3,418	3,314
Impact of foreign currency exchange rate changes	(10,508)	1,078

Carrying amount of asset retirement obligations as of end of year	$47,999	$38,422

Endeavour International Corporation

Notes to Consolidated Financial Statements

(Amounts in thousands, except per unit data)

Note 12 – Equity

The activity in shares of our common and preferred stock during 2008, 2007 and 2006 included the following:

	Year Ended December 31,
	2008	2007	2006
Common Stock:
Outstanding at the beginning of the year	127,006	118,577	75,489
Issuance of common stock in the offering	—	—	39,257
Issuance of common stock to pay preferred dividends	—	6,403	—
Exercise of warrants and stock options	—	—	1,655
Other issuances	1,566	2,026	2,176

Outstanding at the end of the year	128,572	127,006	118,577

Series B Preferred Stock:
Outstanding at the end of the year	20	20	20

Convertible Preferred Stock:
Outstanding at the beginning of the year	125	125	—
Issuances of preferred stock	—	—	125

Outstanding at the end of the year	125	125	125

Treasury Stock:
Outstanding at the beginning of the year	—	—	—
Purchase of Treasury shares for stock vesting	(327)	—	—

Outstanding at the end of the year	(327)	—	—

Common Stock

The Common Stock is $0.001 par value common stock, 300,000,000 shares authorized.

In 2008, we issued inducement grants of 300,000 shares of Endeavour restricted common stock, and options to purchase 250,000 shares of our common stock at an exercise price of $0.75 per share upon commencement of employment of one executive officer. In 2007, we issued inducement grants of 800,000 shares of Endeavour restricted common stock, options to purchase 400,000 shares of our common stock at an exercise price of $2.00 per share and options to purchase 200,000 shares of our common stock at an exercise price of $1.14 per share upon commencement of employment of two executive officers.

As part of the financing for the Talisman Acquisition during the fourth quarter of 2006, we issued 37.8 million shares of common stock at $2.35 per share. After expenses, proceeds from the offering were $84 million.

Endeavour International Corporation

Notes to Consolidated Financial Statements

(Amounts in thousands, except per unit data)

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

Issuance of dividends in the form of common stock are subject to the following equity conditions (the “Equity Conditions”), which are waivable by two-thirds of the holders of the Convertible Preferred Stock: (i) such common stock is listed on the NYSE Alternext US LLC, the New York Stock Exchange or the Nasdaq Stock Market, and not subject to any trading suspension; (ii) we are not then subject to any bankruptcy event; and (iii) such common stock will be immediately re-saleable by the preferred stock investors pursuant to an effective registration statement and otherwise in compliance with all applicable laws. If we have not maintained the effectiveness of the registration statement pursuant to the Registration rights section below, then the dividend rate on the Convertible Preferred Stock will be increased by the product of 2.5% (if the dividend is paid in cash) or 2.63% (if the dividend is paid in stock) times the number of quarters (or portions thereof) in which the failure occurs or we fail to cure such failure.

After the fourth anniversary of the initial issuance of the Convertible Preferred Stock, we may redeem all of the Convertible Preferred Stock in exchange for a cash payment to the preferred stock investors of an amount equal to 102% of the sum of the

Endeavour International Corporation

Notes to Consolidated Financial Statements

(Amounts in thousands, except per unit data)

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

Note 13 – Stock-Based Compensation Arrangements

We grant restricted stock and stock options, including notional restricted stock and options, to employees and directors as incentive compensation. The notional restricted stock and options may be settled in cash or stock upon vesting, at our option, however it has been our practice to settle in stock. The restricted stock and options generally vest over three years and the options have a five to ten year

Endeavour International Corporation

Notes to Consolidated Financial Statements

(Amounts in thousands, except per unit data)

expiration. The vesting of these shares and options is dependent upon the continued service of the grantees to Endeavour. Upon the occurrence of a change in control, each share of restricted stock and stock option outstanding on the date on which the change in control occurs will immediately become vested.

The fair value of each option award is estimated on the date of grant using the Black-Scholes option-pricing model. For the years 2007 and 2006, expected volatility is based on an average of our peer companies where there is a lack of relevant Endeavour volatility information for the length of the expected term and the expected term is the average of the vesting date and the expiration of the option. For 2008, expected volatility is based on historical Endeavour volatility for the length of the expected term, which was determined by historical data. We use historical data to estimate option exercises and employee terminations within the valuation model. The risk-free rate for periods within the contractual life of the option is based on the U.S. treasury yield curve in effect at the time of grant. We do not include an estimated dividend yield since we have not paid dividends on our common stock historically.

The estimated fair value of each option granted was calculated using the Black-Scholes model. The following summarizes the weighted average of the assumptions used in the method.

	2008	2007	2006
Risk free rate	3.1%	4.4%	4.4%
Expected years until exercise	4	4	4
Expected stock volatility	46%	45%	38%
Dividend yield	—	—	—

At December 31, 2008, total compensation cost related to nonvested awards not yet recognized was approximately $4.1 million and is expected to be recognized over a weighted average period of less than two years. For the year ended December 31, 2008, we included approximately $0.8 million of stock-based compensation in capitalized G&A in property and equipment.

Endeavour International Corporation

Notes to Consolidated Financial Statements

(Amounts in thousands, except per unit data)

Stock Options

Information relating to stock options, including notional stock options, is summarized as follows:

	Number of Shares	Weighted Average Exercise Price per Share	Weighted Average Contractual Life in Years	Aggregate Intrinsic Value
Balance outstanding – December 31, 2007	5,367	$2.92
Granted	1,455	1.21
Exercised	—	—
Forfeited	406	3.07
Expired	1,610	3.04

Balance outstanding – December 31, 2008	4,807	2.35	3.47	$10

Currently exercisable – December 31, 2008	2,454	2.92	0.97	$—

The weighted average grant-date fair value of options granted during 2008, 2007 and 2006 was $0.50, $0.40 and $1.20, respectively.

Of options granted during 2008, 2007 and 2006, 1.2 million, 0.1 million and 1.0 million options, respectively, were granted pursuant to incentive plans which have been approved by our stockholders. All other stock options have been granted pursuant to stock option plans that were not subject to stockholder approval.

Information relating to stock options outstanding at December 31, 2008 is summarized as follows:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number of Options Outstanding	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price Per Share	Number Exercisable	Weighted Average Exercise Price Per Share
Less than $3.00	3,426	4.3	$1.66	1,444	$1.99
$3.00 - $3.99	582	1.7	$3.58	211	$3.69
Greater than $4.00	799	1.1	$4.41	799	$4.41

	4,807	3.5	$2.35	2,454	$2.60

Endeavour International Corporation

Notes to Consolidated Financial Statements

(Amounts in thousands, except per unit data)

Restricted Stock

At December 31, 2008, our employees and directors held 4.0 million restricted shares of our common stock that vest over the service period of up to three years. The restricted stock awards were valued based on the closing price of our common stock on the measurement date, typically the date of grant, and compensation expense is recorded on a straight-line basis over the restricted share vesting period.

Status of the restricted shares as of December 31, 2008 and the changes during the year ended December 31, 2008 are presented below:

	Number of Shares	Weighted Average Grant Date Fair Value per Share
Balance outstanding – December 31, 2007	4,539	$2.70
Granted	2,259	$1.22
Vested	(1,892)	$2.42
Forfeited	(940)	$3.16

Balance outstanding – December 31, 2008	3,966	$1.88

Total fair value of shares vesting during the period	$3,835

Note 14 – Financial Instruments

	December 31, 2008		December 31, 2007
	Fair Value	Carrying Value	Fair Value	Carrying Value
Assets:
Derivative instruments	$33,351	$33,351	$5,975	$5,975
Liabilities:
Long-term debt	190,681	214,855	253,250	266,250
Derivative instruments	(18,208)	(18,208)	(53,696)	(53,696)

Endeavour International Corporation

Notes to Consolidated Financial Statements

(Amounts in thousands, except per unit data)

The carrying amounts reflected in the consolidated balance sheets for cash and equivalents, short-term receivables and short-term payables approximate their fair value due to the short maturity of the instruments. The fair values of commodity derivative instruments interest rate swaps and were determined based upon quotes obtained from brokers. The fair values of long-term debt were determined based upon quotes obtained from brokers for our senior notes, discounted cash flows for our 11.5% convertible debt and book value for other debt. Book value approximates fair value for our senior bank facility and second lien term loan as these instruments bear interest at a market rate.

Note 15 – Fair Value Measurements

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

Endeavour International Corporation

Notes to Consolidated Financial Statements

(Amounts in thousands, except per unit data)

Financial assets and liabilities are classified based on the lowest level of input that is significant to the fair value measurement. The following table summarizes the valuation of our investments and financial instruments by pricing levels as of December 31, 2008:

	Quoted Market Prices in Active Markets -Level 1	Significant Other Observable Inputs - Level 2	Significant Unobservable Inputs - Level 3	Total Fair Value
Oil and gas derivative contracts:	$—	$—	$—	$—
Oil and gas swaps	—	9,855	—	9,855
Oil and gas collars	—	18,538	2,583	21,121
Interest rate swaps	—	(1,334)	—	(1,334)
Embedded derivatives	—	—	(14,640)	(14,640)

Total derivative liabilities	$—	$27,059	$(12,057)	$15,002

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

The following is a reconciliation of changes in fair value of net derivative assets and liabilities classified as Level 3:

Twelve Months Ended December 31, 2008
Balance at beginning of period	$—
Total gains or losses (realized/unrealized):
Included in earnings	4,614
Purchases, issuance and settlements (net)	(13,460)
Transfers in and/or out of Level 3 (net)	(3,211)

Balance at end of period	$(12,057)

Changes in unrealized gains (losses) relating to derivative assets and liabilities still held at December 31, 2008	$6,078

Endeavour International Corporation

Notes to Consolidated Financial Statements

(Amounts in thousands, except per unit data)

Note 16 – Derivative Instruments

As discussed in Note 2 – Accounting Policies, we have oil and gas commodity derivatives, interest rate derivatives and embedded derivatives related to debt instruments. The fair market value of these derivative instruments is included in our balance sheet as follows:

	December 31,
	2008	2007
Derivatives not designated as hedges:
Oil and gas commodity derivatives:
Assets:
Prepaid expenses and other current assets	$31,649	$4,018
Other assets – long-term	1,702	1,957
Liabilities:
Accrued expenses and other	—	(22,210)
Other liabilities – long-term	(2,375)	(30,635)

	$30,976	$(46,870)
Embedded derivatives related to debt instrument
Liabilities:
Other liabilities – long-term	(14,640)	—
Derivatives designated as cash flow hedge:
Interest rate swap
Liabilities:
Accrued expenses and other	1,334	—
Other liabilities – long-term	—	567

If all counterparties failed to perform, our maximum loss would be $33.4 million as of December 31, 2008.

The effect of the derivatives not designated as hedges on our results of operations was as follows:

	Year Ended December 31,
	2008	2007	2006
Derivatives not designated as hedges:
Oil and gas commodity derivatives
Realized gains (losses) on derivative instruments	$(28,578)	$12,048	$—
Unrealized gains (losses) on derivative instruments	77,846	(89,132)	34,531

	49,268	(77,084)	34,531
Embedded derivatives related to debt instrument
Unrealized gains (losses) on derivative instruments	(1,180)	—	—

Endeavour International Corporation

Notes to Consolidated Financial Statements

(Amounts in thousands, except per unit data)

The effect of derivatives designated as cash flow hedges on our results of operations and other comprehensive income was as follows:

	Location of Reclassification into Income	2008	2007	2006
Interest rate swap
Gain (loss) recognized in other comprehensive income		$428	$(927)	$—
Gain (loss) reclassified from accumulated other comprehensive income into income	Interest expense	(770)	75	—
Oil and gas commodity derivatives
Gain (loss) recognized in other comprehensive income		—	—	(1,012)
Gain (loss) reclassified from accumulated other comprehensive income into income	Revenue	—	—	4,702

We did not exclude any component of the hedging instruments’ gain or loss when assessing effectiveness. The ineffective portion of the hedges is not material for the periods presented and is included in other income (expense).

As of December 31, 2008, our outstanding commodity derivatives covered approximately 2,150 Mbbl and 4,450 MMcf cumulative through 2011 and consist of a combination of fixed price swaps and collars. These include four oil and two gas swaps with J. Aron (Goldman) and three oil and five gas collars with BNP Paribas.

During 2007, we entered into an interest rate swap with BNP Paribas for a notional amount of $37.5 million whereby we pay a fixed rate of 5.05% and receive three-month LIBOR through November 2009.

Endeavour International Corporation

Notes to Consolidated Financial Statements

(Amounts in thousands, except per unit data)

Note 17 – Comprehensive Income (Loss)

The following summarizes the components of comprehensive loss:

	Year Ended December 31,
	2008	2007	2006
Net loss	$56,490	$(49,077)	$(6,838)
Related to derivative instruments:
Unrealized loss	428	(852)	(1,012)
Reclassification adjustment for loss realized in net loss above	(770)	—	4,702
Related to marketable securities:
Unrealized loss	(1)	(71)	(887)
Reclassification adjustment for loss realized in net loss above	—	—	1,775

Unrealized gain (loss), net	(343)	(923)	4,578

Comprehensive loss	$56,147	$(50,000)	$(2,260)

The components of accumulated other comprehensive income are:

	Year Ended December 31,
	2008	2007	2006
Related to derivative instruments:
Balance at beginning of year	$(852)	$—	$(3,690)
Change during the year	(342)	(852)	3,690

Balance at end of year	(1,194)	(852)	—
Related to marketable securities:
Balance at beginning of year	(71)	—	(888)
Change during the year	(1)	(71)	888

Balance at end of year	(72)	(71)	—

Accumulated comprehensive loss	$(1,266)	$(923)	$—

Note 18 – Supplementary Cash Flow Disclosures

Cash paid during the period for interest and income taxes was as follows:

	Year Ended December 31,
	2008	2007	2006
Interest paid	$15,966	$22,164	$5,895

Income taxes paid	$20,088	$7,662	$7,064

Endeavour International Corporation

Notes to Consolidated Financial Statements

(Amounts in thousands, except per unit data)

Non-Cash Investing and Financing Transactions

During the first quarter of 2006, we issued 1.5 million shares of our common stock in connection with the settlement of litigation.

We recorded $10.8 million, $11.2 million and $2.0 million in preferred stock dividends in 2008, 2007 and 2006, respectively. Prior to the fourth quarter of 2007, we paid outstanding dividends on the Convertible Preferred Stock through the issuance of common stock.

In 2008, we recorded $4.5 million in non-cash interest expense that was added to the principal balance of the 11.5% convertible notes.

Note 19 – Commitments and Contingencies

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

Rig Commitments

We have two commitments for the use of drilling rigs in our North Sea operations. One commitment is for the drilling rig that commenced drilling at the Rochelle field in December 2008. We have $21 million in escrow toward this commitment, included in “Restricted cash” on our Condensed Consolidated Balance Sheet. The reserved amounts in escrow will be released as payments are made for this drilling activity.

We also have a commitment for a semi-submersible rig in Norway through a consortium with several other operators in the Norwegian Continental Shelf. The contract commits us to 100 days (for two wells) for drilling services for $38 million. We currently estimate the rig will be initially delivered in the third quarter of 2009 and again in 2010.

Contingencies

In November 2006, we purchased various oil and gas properties, including the Ivanhoe, Rob Roy, Hamish (collectively, IVRRH), Renee and Rubie fields. Hess Limited, the operator of the facility supporting production from the IVRRH fields, has advised us that there has been a mis-measurement of the volumes of oil produced from the IVRRH fields. At December 31, 2008, the estimate of our liability from this mis-measurement was at $4.1 million.

Endeavour International Corporation

Notes to Consolidated Financial Statements

(Amounts in thousands, except per unit data)

Operating Leases

We have leases for office space and equipment with lease payments of $1.1 million, $1.7 million and $1.7 million for the years ended December 31, 2008, 2009 and 2010, respectively.

Note 20 – Segment and Geographic Information

We have determined we have one reportable operating segment being the acquisition, exploration and development of oil and gas properties. Our operations are conducted in geographic areas as follows:

	2008		2007		2006
	Revenue	Long-lived Assets	Revenue	Long-lived Assets	Revenue	Long-lived Assets
United States	$—	$12,125	$—	$6,920	$—	$33,120
United Kingdom	170,781	478,623	135,876	527,810	24,881	537,936
Norway	89,660	108,921	40,188	90,260	29,250	72,957
Other	—	2,140	—	4,386	—	1,889

Total International	260,441	589,684	176,064	622,456	54,131	612,782

Total	$260,441	$601,809	$176,064	$629,376	$54,131	$645,902

Note 21 – Quarterly Financial Data (Unaudited)

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
	2008
Revenues	$61,255	$86,342	$71,475	$41,369
Operating expenses	36,174	42,525	34,815	71,403
Operating profit	25,081	43,817	36,660	(30,033)
Net income (loss) to common stockholders	(19,487)	(66,733)	75,487	56,415
Net income (loss) per share – basic	(0.15)	(0.52)	0.59	0.44
Net income (loss) per share – diluted	(0.15)	(0.52)	0.36	0.29

	2007
Revenues	$42,790	$31,621	$47,169	$54,484
Operating expenses	35,291	30,135	35,370	36,977
Operating loss	7,499	1,486	11,799	17,507
Net income (loss) to common stockholders	(5,987)	(13,048)	(11,681)	(29,598)
Net income (loss) per share – basic and diluted	(0.05)	(0.11)	(0.09)	(0.23)

Endeavour International Corporation

Notes to Consolidated Financial Statements

(Amounts in thousands, except per unit data)

Note 22 – Supplemental Oil and Gas Disclosures - Unaudited

Capitalized Costs Relating to Oil and Gas Producing Activities
	United Kingdom	Norway	United States	Other	Total
December 31, 2008:
Proved	$232,730	$65,522	$629	$9	$298,890
Unproved	131,688	48,714	5,876	2,132	188,410

Total capitalized costs	364,418	114,236	6,505	2,141	487,300
Accumulated depreciation, depletion and amortization	(142,686)	(33,914)	—	—	(176,600)

Net capitalized costs	$221,732	$80,322	$6,505	$2,141	$310,700

December 31, 2007:
Proved	$216,572	$53,729	$—	$—	$270,301
Unproved	154,948	28,869	—	2,176	185,993

Total capitalized costs	371,520	82,598	—	2,176	456,294
Accumulated depreciation, depletion and amortization	(102,386)	(20,461)	—	—	(122,847)

Net capitalized costs	$269,134	$62,137	$—	$2,176	$333,447

Endeavour International Corporation

Notes to Consolidated Financial Statements

(Amounts in thousands, except per unit data)

Costs Incurred in Oil and Gas Property Acquisition, Exploration and Development Activities
	United Kingdom	Norway	United States	Other	Total
Year Ended December 31, 2008:
Acquisition costs:
Proved	$—	$—	$—	$—	$—
Unproved	1,178	—	971	27	2,176
Exploration costs	34,641	22,796	5,515	(62)	62,890
Development costs	16,752	8,808	19	—	25,579

Total costs incurred	$52,571	$31,604	$6,505	$(35)	$90,645

Year Ended December 31, 2007:
Acquisition costs:
Proved	$—	$—	$—	$—	$—
Unproved	774	—	—	18	792
Exploration costs	54,916	10,392	—	268	65,576
Development costs	7,562	14,063	—	—	21,625

Total costs incurred	$63,252	$24,455	$—	$286	$87,993

Year Ended December 31, 2006:
Acquisition costs:
Proved	$139,456	$—	$—	$—	$139,456
Unproved	81,715	—	—	—	81,715
Exploration costs	35,002	5,089	—	295	40,386
Development costs	8,960	7,235	—	—	16,195

Total costs incurred	$265,133	$12,324	$—	$295	$277,752

Endeavour International Corporation

Notes to Consolidated Financial Statements

(Amounts in thousands, except per unit data)

Results of Operations for Oil and Gas Producing Activities
	United Kingdom	Norway	United States	Total
Year Ended December 31, 2008:
Revenues	$170,781	$89,660	$—	$260,441
Production expenses	31,489	14,259	828	46,576
DD&A	65,764	14,078	—	79,842
Impairment of oil and gas properties	36,970	—	—	36,970
Income tax expense	18,279	47,832	(290)	65,821

Results of activities	$18,279	$13,491	$(538)	$31,232

Year Ended December 31, 2007:
Revenues	$135,876	$40,188	$—	$176,064
Production expenses	27,263	13,781	—	41,044
DD&A	67,338	7,722	—	75,060
Income tax expense	20,638	14,574	—	35,212

Results of activities	$20,637	$4,111	$—	$24,748

Year Ended December 31, 2006:
Revenues	$24,881	$29,250	$—	$54,131
Production expenses	4,477	11,091	—	15,568
DD&A	10,292	6,217	—	16,509
Impairment of oil and gas properties	849	—	—	849
Income tax expense	4,631	9,315	—	13,946

Results of activities	$4,632	$2,627	$—	$7,259

Oil and Gas Reserves

Proved reserves are estimated quantities of oil, gas and natural gas liquids that geological and engineering data demonstrate with reasonable certainty to be recoverable in future years from known reservoirs under existing economic and operating conditions. Proved developed reserves are proved reserves that can reasonably be expected to be recovered through existing wells with existing equipment and operating methods. The reserve volumes presented are estimates only and should not be construed as being exact quantities. These reserves may or may not be recovered and may increase or decrease as a result of our future operations and changes in economic conditions. Our oil and gas reserves were prepared by independent reserve engineers at December 31, 2008, 2007 and 2006.

In December 2008, the U.S. Securities and Exchange Commission adopted revisions to oil and natural gas reserve reporting requirements, including the definition of proved reserves, pricing used to determine economic producibility and voluntary disclosure of probable and possible reserves. These revisions would be effective for the company at year-end 2009, unless the timing is subsequently amended. We are evaluating these new rules and cannot predict how the new rules will affect our future reporting of oil and natural gas reserves.

Endeavour International Corporation

Notes to Consolidated Financial Statements

(Amounts in thousands, except per unit data)

Proved Oil Reserves (MBbls):	United Kingdom	Norway	United States	Total
Proved reserves at January 1, 2006	—	1,164	—	1,164
Purchase of proved reserves, in place	4,593	—	—	4,593
Production	(210)	(508)	—	(718)
Revisions of previous estimates	183	530	—	713

Proved reserves at December 31, 2006	4,566	1,186	—	5,752
Production	(1,274)	(519)	—	(1,793)
Extensions and discoveries	—	340	—	340
Revisions of previous estimates	(8)	1,049	—	1,041

Proved reserves at December 31, 2007	3,284	2,056	—	5,340
Production	(1,032)	(726)	—	(1,758)
Extensions and discoveries	522	121	18	661
Revisions of previous estimates	(643)	(45)	—	(688)

Proved reserves at December 31, 2008	2,131	1,406	18	3,555

Proved Developed Oil Reserves (MBbls):
At December 31, 2006	3,400	737	—	4,137

At December 31, 2007	2,544	1,650	—	4,194

At December 31, 2008	1,468	1,302	7	2,777

Proved Gas Reserves (MMcf):	United Kingdom	Norway	United States	Total
Proved reserves at January 1, 2006	—	6,297	—	6,297
Purchase of proved reserves, in place	14,574	—	—	14,574
Production	(1,539)	(203)	—	(1,742)
Revisions of previous estimates	4,137	1,579	—	5,716

Proved reserves at December 31, 2006	17,172	7,673	—	24,845
Production	(8,556)	(328)	—	(8,884)
Extensions and discoveries	—	1,821	—	1,821
Revisions of previous estimates	3,196	(732)	—	2,464

Proved reserves at December 31, 2007	11,812	8,434	—	20,246
Production	(6,532)	(2,322)	—	(8,854)
Extensions and discoveries	20,370	52	690	21,112
Revisions of previous estimates	1,480	(1,187)	—	293

Proved reserves at December 31, 2008	27,130	4,977	690	32,797

Endeavour International Corporation

Notes to Consolidated Financial Statements

(Amounts in thousands, except per unit data)

Proved Gas Reserves (MMcf):	United Kingdom	Norway	United States	Total
Proved Developed Gas Reserves (MMcf):
At December 31, 2006	13,184	—	—	13,184

At December 31, 2007	8,416	6,614	—	15,030

At December 31, 2008	6,761	4,917	234	11,912

Proved Reserves (MBOE):	United Kingdom	Norway	United States	Total
Proved reserves at January 1, 2006	—	2,214	—	2,214
Purchase of proved reserves, in place	7,022	—	—	7,022
Production	(466)	(542)	—	(1,008)
Revisions of previous estimates	872	793	—	1,665

Proved reserves at December 31, 2006	7,428	2,465	—	9,893
Production	(2,700)	(574)	—	(3,274)
Extensions and discoveries	—	643	—	643
Revisions of previous estimates	524	927	—	1,451

Proved reserves at December 31, 2007	5,252	3,461	—	8,713
Production	(2,121)	(1,113)	—	(3,234)
Extensions and discoveries	3,917	130	133	4,180
Revisions of previous estimates	(395)	(242)	—	(637)

Proved reserves at December 31, 2008	6,653	2,236	133	9,022

Proved Developed Reserves (MBOE):
At December 31, 2006	5,597	737	—	6,334

At December 31, 2007	3,947	2,752	—	6,699

At December 31, 2008	2,595	2,122	46	4,763

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

Endeavour International Corporation

Notes to Consolidated Financial Statements

(Amounts in thousands, except per unit data)

Estimates of future cash inflows are based on prices at year-end. Oil, gas and condensate prices are escalated only for fixed and determinable amounts under provisions in some contracts. At December 31, 2008 and 2007, the prices used to determine the estimates of future cash inflows were $36.55 and $96.02 per barrel, respectively, for oil and $8.70 and $10.03 per Mcf, respectively, for gas. Estimated future cash inflows are reduced by estimated future development, production, abandonment and dismantlement costs based on year-end cost levels, assuming continuation of existing economic conditions, and by estimated future income tax expense. Income tax expense, both U.S. and foreign, is calculated by applying the existing statutory tax rates, including any known future changes, to the pretax net cash flows giving effect to any permanent differences and reduced by the applicable tax basis. The effect of tax credits is considered in determining the income tax expense.

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

Endeavour International Corporation

Notes to Consolidated Financial Statements

(Amounts in thousands, except per unit data)

Standardized Measure of Discounted Future Net Cash Flows

	United Kingdom	Norway	United States	Total
December 31, 2008:
Future cash inflows	$306,021	$88,039	$4,599	$398,659
Future production costs	(71,242)	(25,157)	(1,005)	(97,404)
Future development costs	(157,984)	(25,579)	(2,100)	(185,663)
Future income tax expense	(33,977)	(17,036)	—	(51,013)

Future net cash flows (undiscounted)	42,818	20,267	1,494	64,579
Annual discount of 10% for estimated timing	12,548	1,806	563	14,917

Standardized measure of future net cash flows	$30,270	$18,461	$931	$49,662

December 31, 2007:
Future cash inflows	$423,911	$256,455	$—	$680,366
Future production costs	(99,544)	(55,968)	—	(155,512)
Future development costs	(62,119)	(26,672)	—	(88,791)
Future income tax expense	(109,399)	(125,013)	—	(234,412)

Future net cash flows (undiscounted)	152,849	48,802	—	201,651
Annual discount of 10% for estimated timing	1,328	8,403	—	9,731

Standardized measure of future net cash flows	$151,521	$40,399	$—	$191,920

Endeavour International Corporation

Notes to Consolidated Financial Statements

(Amounts in thousands, except per unit data)

Principal Sources of Change in the Standardized Measure of Discounted Future Net Cash Flows

	Year Ended December 31,
	2008	2007	2006
Standardized measure, beginning of period	$191,920	$145,541	$18,525
Net changes in prices and production costs	(144,547)	199,343	(25,622)
Future development costs incurred	8,912	21,625	16,195
Net changes in estimated future development costs	(105,784)	(48,873)	(20,371)
Revisions of previous quantity estimates	(19,381)	79,636	47,154
Extensions and discoveries	127,182	35,345	—
Accretion of discount	39,734	24,078	6,037
Changes in income taxes, net	163,445	(135,233)	20,393
Sale of oil and gas produced, net of production costs	(213,865)	(135,020)	(38,592)
Purchased reserves	—	—	101,533
Change in production, timing and other	2,046	5,478	20,289

Standardized measure, end of period	$49,662	$191,920	$145,541

Endeavour International Corporation

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A.	Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our chief executive officer, chief financial officer and chief accounting officer, we evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report, December 31, 2008. Based on that evaluation, our chief executive officer, chief financial officer and chief accounting officer concluded that our disclosure controls and procedures are effective to ensure that information we are required to disclose in our reports filed or submitted under the Securities Exchange Act of 1934, as amended, is accumulated and communicated to management as appropriate to allow timely decisions regarding required disclosures.

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

Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2008. In making this assessment, our management used the criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on our assessment, our internal control over financial reporting was effective as of December 31, 2008.

KPMG LLP, an independent registered public accounting firm, audited management’s assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2008 and issued their attestation report set forth in this Item 9A.

Endeavour International Corporation

Changes in Internal Control over Financial Reporting

There were no changes in our internal controls over financial reporting during the quarterly period ended December 31, 2008 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Endeavour International Corporation

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

Endeavour International Corporation:

We have audited Endeavour International Corporation’s internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Endeavour International Corporation’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

Endeavour International Corporation

In our opinion, Endeavour International Corporation maintained, in all material respects, effective internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Endeavour International Corporation and subsidiaries as of December 31, 2008 and 2007, and the related consolidated statements of operations, stockholders’ equity and comprehensive income, and cash flows for each of the years in the three-year period ended December 31, 2008, and our report dated March 13, 2009 expressed an unqualified opinion on those consolidated financial statements.

KPMG LLP

Houston, Texas

March 13, 2009

Endeavour International Corporation

Item 9B.	Other Information

None.

Part III

Item 10.	Directors, Executive Officers and Corporate Governance of the Registrant

Our Definitive Proxy Statement for our 2009 Annual Meeting of Stockholders, when filed pursuant to Regulation 14A under the Securities Exchange Act of 1934, will be incorporated by reference into this annual report on Form 10-K pursuant to General Instruction G(3) of Form 10-K and will provide the information required under Part III, Item 10.

Our Code of Business Conduct and the Code of Ethics for Senior Officers can be found on our internet website located at www.endeavourcorp.com. Any stockholder may request a printed copy of these codes by submitting a written request to our Corporate Secretary.

Item 11.	Executive Compensation

Our Definitive Proxy Statement for our 2009 Annual Meeting of Stockholders, when filed pursuant to Regulation 14A under the Securities Exchange Act of 1934, will be incorporated by reference into this annual report on Form 10-K pursuant to General Instruction G(3) of Form 10-K and will provide the information required under Part III, Item 11.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholders Matters

Our Definitive Proxy Statement for our 2009 Annual Meeting of Stockholders, when filed pursuant to Regulation 14A under the Securities Exchange Act of 1934, will be incorporated by reference into this annual report on Form 10-K pursuant to General Instruction G(3) of Form 10-K and will provide the information required under Part III, Item 12.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

Our Definitive Proxy Statement for our 2009 Annual Meeting of Stockholders, when filed pursuant to Regulation 14A under the Securities Exchange Act of 1934, will be incorporated by reference into this annual report on Form 10-K pursuant to General Instruction G(3) of Form 10-K and will provide the information required under Part III, Item 13.

Endeavour International Corporation

Item 14.	Principal Accounting Fees and Services

Our Definitive Proxy Statement for our 2009 Annual Meeting of Stockholders, when filed pursuant to Regulation 14A under the Securities Exchange Act of 1934, will be incorporated by reference into this annual report on Form 10-K pursuant to General Instruction G(3) of Form 10-K and will provide the information required under Part III, Item 14.

Part IV

Item 15.	Exhibits and Financial Statement Schedules

(a) (1) and (2) Financial Statements and Financial Statement Schedules.

See our consolidated financial statements included in Item 8 herein.

(a) (3) Exhibits.

See “Index of Exhibits” herein which lists the documents filed as exhibits with this Form 10-K.

(b) Exhibits.

See “Index of Exhibits” herein which lists the documents filed as exhibits with this Form 10-K.

Endeavour International Corporation

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Endeavour International Corporation

By:	/s/ J. Michael Kirksey
J. Michael Kirksey
Executive Vice President and Chief Financial Officer

Date: March 13, 2009

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ William L. Transier William L. Transier	Chief Executive Officer, President and Director (Principal Executive Officer)	March 13, 2009

/s/ J. Michael Kirksey J. Michael Kirksey	Chief Financial Officer (Principal Financial Officer)	March 13, 2009

/s/ Robert L. Thompson Robert L. Thompson	Chief Accounting Officer (Principal Accounting Officer)	March 13, 2009

/s/ Thomas D. Clark Thomas D. Clark	Director	March 13, 2009

/s/ John B. Connally III John B. Connally III	Director	March 13, 2009

/s/ Charles Hue Williams	Director	March 13, 2009
Charles Hue Williams

/s/ Leiv L. Nergaard Leiv L. Nergaard	Director	March 13, 2009

/s/ Nancy K. Quinn Nancy K. Quinn	Director	March 13, 2009

/s/ John N. Seitz John N. Seitz	Director	March 13, 2009

Index to Exhibits

Exhibit	Description

3.1(a)	Amended and Restated Articles of Incorporation (Incorporated by reference to Exhibit 3.2 of our Quarterly Report on Form 10-Q (Commission File No. 001-32212) for the quarter ended June 30, 2004)

3.1(b)	Certificate of Amendment dated June 1, 2006 (Incorporated by reference to Exhibit 4.2 of our Registration Statement on Form S-3 (Commission File No. 333-139304) filed on December 13, 2006)

3.2(a)	Amended and Restated Bylaws (Incorporated by reference to Exhibit 3.4 to our Current Report on Form 8-K (Commission File No. 001-32212) filed on November 6, 2006.)

3.2(b)	Amendment to Amended and Restated By-laws dated December 12, 2007 by Endeavour International Corporation (Incorporated by reference to Exhibit 3.1 to our Current Report on Form 8-K (Commission File No. 001-32212) filed on December 13, 2007.)

3.3	Amended and Restated Certificate of Designation of Series B Preferred Stock filed February 26, 2004 (Incorporated by reference to Exhibit 3.3 of our Quarterly Report on Form 10-Q (Commission File No. 001-32212) for the quarter ended June 30, 2004.)

3.4	Specimen of Common Stock Certificate (Incorporated by reference to Exhibit 3.7 of our Quarterly Report on Form 10-Q (Commission File No. 001-32212) for the quarter ended June 30, 2004.)

3.5	Certificate of Designation of Series A Preferred Stock of Endeavour International Corporation (Incorporated by reference to Exhibit 3.1 to our Current Report on Form 8-K (Commission File No. 001-32212) filed on November 6, 2006.)

3.6	Certificate of Designation of Series C Preferred Stock of Endeavour International Corporation (Incorporated by reference to Exhibit 3.2 to our Current Report on Form 8-K (Commission File No. 001-32212) filed on November 6, 2006.)

3.7	Certificate of Designation of Series D Preferred Stock of Endeavour International Corporation (Incorporated by reference to Exhibit 3.3 to our Current Report on Form 8-K (Commission File No. 001-32212) filed on November 6, 2006.)

4.1(a)	Warrants to Purchase Common Stock issued to Trident Growth Fund, LP dated July 29, 2003 (warrant # 2003-3) (Incorporated by reference to Exhibit 4.7 of our Annual Report on Form 10-KSB (Commission File No. 000-33439) for the year ended December 31, 2003.)

4.1(b)	First Amendment to Warrants to Purchase Common Stock dated February 26, 2004 (warrant # 2003-3) (Incorporated by reference to Exhibit 4.7 of our Annual Report on Form 10-KSB (Commission File No. 000-33439) for the year ended December 31, 2003.)

*	Filed herewith.

‡	Furnished herewith.

†	Identifies management contracts and compensatory plans or arrangements.

Index to Exhibits

Exhibit	Description

4.2	Warrant to Purchase 25,000 Shares of Common Stock issued to Trident Growth Fund, L.P. (Incorporated by reference to Exhibit 10.11 of our Annual Report on Form 10-KSB (Commission File No. 000-33439) for the Year Ended December 31, 2002.)

4.3	Indenture, dated as of January 20, 2005, between Endeavour International Corporation and Wells Fargo Bank, National Association, as Trustee, relating to the 6.00% Convertible Senior Notes due 2012 (Incorporated by reference to our Exhibit 4.1 to our Current Report on Form 8-K (Commission File No. 001-32212) filed on January 24, 2005.)

4.4	Registration Rights Agreement dated January 24, 2008 by and between Endeavour International Corporation and Smedvig QIF Plc (Incorporated by reference to Exhibit 4.2 to our Current Report on Form 8-K (Commission File No. 001-32212) filed on January 24, 2008.)

4.5	Trust Deed dated January 24, 2008 by and among Endeavour International Corporation, Endeavour Energy Luxembourg S.a.r.l. and BNY Corporate Trustee Services Limited, as trustee (Incorporated by reference to Exhibit 4.1 to our Current Report on Form 8-K (Commission File No. 001-32212) filed on January 24, 2008.)

4.6	Common Stock Purchase Warrant dated February 26, 2004 issued to Sanders Morris Harris Inc. in connection with the private placement of 25,000,000 shares of the Endeavour’s common stock. (Incorporated by reference to Exhibit 10.24 of our Annual Report on Form 10-KSB (Commission File No. 000-33439) for the year ended December 31, 2003.)

†10.1	2004 Incentive Plan, effective February 26, 2004 (Incorporated by reference to Exhibit 10.36 of our Annual Report on Form 10-KSB (Commission File No. 000-33439) for the year ended December 31, 2003.)

†10.2	2007 Incentive Plan (Incorporated by reference to Exhibit 10.1 to our Quarterly Report (Commission file No. 001-32212) for the quarter ended June 30, 2007.)

†10.3(a)	Employment Agreement dated February 26, 2004 by and between Continental Southern Resources, Inc. and William L. Transier. (Incorporated by reference to Exhibit 10.37 of our Annual Report on Form 10-KSB (Commission File No. 000-33439) for the year ended December 31, 2003.)

†10.3(b)	Amendment to employment agreement dated October 9, 2006 by and between Endeavour International Corporation and William L. Transier 2005 (Incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K (Commission File No. 001-32212) filed on October 10, 2006.)

*	Filed herewith.

‡	Furnished herewith.

†	Identifies management contracts and compensatory plans or arrangements.

Index to Exhibits

Exhibit	Description

†*10.4	Second Amended and Restated Employment agreement by and between William L. Transier and the Company.

†10.5	Amended and Restated Employment agreement by and among William L. Transier and the Company, effective May 29, 2008 (Incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K (Commission File No. 000-32212) filed on June 2, 2008.)

†10.6	Employment Offer Letter to Carl Grenz, dated August 15, 2008 (Incorporated by reference to Exhibit 10.1 of our Quarterly Report on Form 10-Q (Commission File No. 001-32212) for the quarter ended September 30, 2008.)

†10.7	Form of Change in Control on Termination of Benefits Agreement (Incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K (Commission File No. 000-32212) filed on February 15, 2008.)

†*10.8	Form of Amended Change in Control Termination Benefits Agreement between the Company and Kirksey, Grenz, Williams and Stover, individually.

†10.9	Form of Restricted Stock Award Agreement. (Incorporated by reference to Exhibit 10.39 of our Annual Report on Form 10-KSB (Commission File No. 000-33439) for the year ended December 31, 2003.)

†10.10	Form of Nonstatutory Stock Option Agreement between Endeavour International Corporation and William L. Transier, John N. Seitz, Michael D. Cochran, Bruce H. Stover, H. Don Teague and Robert L. Thompson, individually (Incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K (Commission File No. 001-32212) filed on January 5, 2005.)

†10.11	Form of Stock Grant Agreement between Endeavour International Corporation and William L. Transier, John N. Seitz, Bruce H. Stover and Robert L. Thompson, individually (Incorporated by reference to Exhibit 10.4 to our Current Report on Form 8-K (Commission File No. 001-32212) filed on January 5, 2005.)

10.12	Subscription and Registration Rights Agreement, dated October 19, 2006, by and among Endeavour International Corporation and the Investors party thereto (Incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K (Commission File No. 001-32212) filed on October 25, 2006.)

10.13	Consulting agreement dated October 9, 2006 by and between Endeavour International Corporation and John N. Seitz (Incorporated by reference to Exhibit 10.2 to our Current Report on Form 8-K (Commission File No. 001-32212) on October 10, 2006.)

*	Filed herewith.

‡	Furnished herewith.

†	Identifies management contracts and compensatory plans or arrangements.

Index to Exhibits

Exhibit	Description

10.14	Termination agreement dated November 29, 2007 by and between Endeavour International Corporation and John Seitz (Incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K (Commission File No. 001-32212) filed on November 29, 2007.)

10.15(a)	$225,000,000 Secured Revolving Loan and Letter of Credit Facility Agreement (Incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K (Commission File No. 001-32212) filed on November 6, 2006.)

10.15(b)	Waiver and consent to $225,000,000 Secured Revolving Loan and Letter of Credit Facility Agreement (Incorporated by reference to Exhibit 4.8(b) to our Annual Report on Form 10-K (Commission File No. 001-32212) for the year ended December 31, 2006.)

10.16(a)	Second Lien Credit and Guarantee Agreement (Incorporated by reference to Exhibit 10.2 to our Current Report on Form 8-K/A (Commission File No. 001-32212) filed on November 7, 2006.)

10.16(b)	Amendment to Second Lien Credit and Guarantee Agreement (Incorporated by reference to Exhibit 4.9(b) to our Annual Report on Form 10-K (Commission File No. 001-32212) for the year ended December 31, 2006.)

10.17	Junior Facility Agreement dated January 22, 2008 by and among Endeavour International Holding B.V., as borrower, Endeavour International Corporation and certain of its affiliates party thereto, as guarantors, BNP Paribas and Bank of Scotland Plc, as the mandated lead arrangers and original lenders, and BNP Paribas, as agent and security trustee (Incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K (Commission File No. 001-32212) filed on January 28, 2008.)

†10.18	Restricted Stock Award Agreement between Endeavour International Corporation and J. Michael Kirksey dated September 26, 2007 (Incorporated by reference to Exhibit 10.31 to our Annual Report on Form 10-K (Commission File No. 001-32212) for the year ended December 31, 2007.)

†10.19	Restricted Stock Award Agreement between Endeavour International Corporation and John G. Williams dated October 1, 2007 (Incorporated by reference to Exhibit 10.32 to our Annual Report on Form 10-K (Commission File No. 001-32212) for the year ended December 31, 2007.)

†10.20	Stock Option Agreement between Endeavour International Corporation and J. Michael Kirksey dated September 26, 2007 (Incorporated by reference to Exhibit 10.33 to our Annual Report on Form 10-K (Commission File No. 001-32212) for the year ended December 31, 2007.)

†10.21	Stock Option Agreement between Endeavour International Corporation and John G. Williams dated October 1, 2007 (Incorporated by reference to Exhibit 10.33 to our Annual Report on Form 10-K (Commission File No. 001-32212) for the year ended December 31, 2007.)

†*10.22	Stock Option Agreement between Endeavour International Corporation and Carl D. Grenz dated November 3, 2008.

†*10.23	Stock Option Agreement between Endeavour International Corporation and Carl D. Grenz dated November 3, 2008.

†*10.24	Restricted Stock Award Agreement between Endeavour International Corporation and Carl D. Grenz dated November 3, 2008.

*	Filed herewith.

‡	Furnished herewith.

†	Identifies management contracts and compensatory plans or arrangements.

Index to Exhibits

Exhibit	Description

†*10.25	Restricted Stock Award Agreement between Endeavour International Corporation and Carl D. Grenz dated November 3, 2008.

*21.1	List of Subsidiaries.

*23.1	Consent of Independent Registered Public Accounting Firm – KPMG LLP.

*23.2	Consent of Independent Reserve Engineers – Netherland, Sewell & Associates, Inc.

*31.1	Certification of William L. Transier, Chief Executive Officer, pursuant to Rule 13a-14(a) of the Securities and Exchange Act of 1934, as amended.

*31.2	Certification of J. Michael Kirksey, Chief Financial Officer, pursuant to Rule 13a-14(a) of the Securities and Exchange Act of 1934, as amended.

‡32.1	Certification of William L. Transier, Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

‡32.2	Certification of J. Michael Kirksey, Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed herewith.

‡	Furnished herewith.

†	Identifies management contracts and compensatory plans or arrangements.