Form 10-Q
period 2009-03-31
ENDEAVOUR INTERNATIONAL CORP
filed 2009-05-06
CIK 1112412

United States

Securities and Exchange Commission

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarterly Period Ended March 31, 2009

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    ☒  Yes    ☐  No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    ☐  Yes    ☐  No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definition of “accelerated filer,” “large accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act (check one):

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    ☐  Yes    ☒  No

As of May 4, 2009, 130.4 million shares of the registrant’s common stock were outstanding.

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

Part I: Financial Information

Item 1: Financial Statements

Endeavour International Corporation

Condensed Consolidated Balance Sheet

(Unaudited)

(Amounts in thousands, except share data)

	March 31, 2009	December 31, 2008
Assets
Current Assets:
Cash and cash equivalents	$12,599	$31,421
Restricted cash	32,553	20,739
Accounts receivable	20,555	22,325
Prepaid expenses and other current assets	38,702	42,194
Current assets of discontinued operations	13,907	16,726

Total Current Assets	118,316	133,405

Property and Equipment, Net	217,518	232,346
Goodwill	213,949	213,949
Other Assets	9,674	9,165
Long Term Assets of Discontinued Operations	151,122	148,605

Total Assets	$710,579	$737,470

Endeavour International Corporation

Condensed Consolidated Balance Sheets

(Unaudited)

Amounts in thousands, except share data)

	March 31, 2009	December 31, 2008
Liabilities and Stockholders’ Equity
Current Liabilities:
Accounts payable	$52,545	$38,630
Current maturities of debt	6,652	13,000
Accrued expenses and other	37,895	36,642
Current liabilities of discontinued operations	14,434	22,231

Total Current Liabilities	111,526	110,503

Long-Term Debt	212,552	214,855
Deferred Taxes	55,689	67,299
Other Liabilities	56,740	55,791
Long-term Liabilities of Discontinued Operations	49,432	46,051

Total Liabilities	485,939	494,499

Commitments and Contingencies

Series C Convertible Preferred Stock (Liquidation preference: $125,000)	125,000	125,000

Stockholders’ Equity:
Series B preferred stock (Liquidation preference: $2,997)	—	—
Common stock; shares issued and outstanding – 130,124,133 and 128,571,995 shares, respectively	130	129
Treasury stock (434,641 and 326,854 shares, respectively)	(500)	(450)
Additional paid-in capital	245,202	244,471
Accumulated other comprehensive loss	(748)	(1,266)
Accumulated deficit	(144,444)	(124,913)

Total Stockholders’ Equity	99,640	117,971

Total Liabilities and Stockholders’ Equity	$710,579	$737,470

See accompanying notes to condensed consolidated financial statements.

Endeavour International Corporation

Condensed Consolidated Statement of Operations

(Unaudited)

(Amounts in thousands, except per share data)

	Three Months Ended March 31,
	2009	2008
Revenues	$16,338	$45,809

Cost of Operations:
Operating expenses	6,182	7,347
Depreciation, depletion and amortization	11,324	18,888
Impairment of oil and gas properties	29,402	—
General and administrative	3,835	3,709

Total Expenses	50,743	29,944

Income (Loss) From Operations	(34,405)	15,865

Other Income (Expense):
Derivatives:
Realized gains (losses)	11,936	(3,150)
Unrealized losses	(1,373)	(29,642)
Interest expense	(3,911)	(8,316)
Interest income and other	(341)	91

Total Other Income (Expense)	6,311	(41,017)

Loss Before Income Taxes	(28,094)	(25,152)
Income Tax Benefit	(10,952)	(8,627)

Loss from Continuing Operations	(17,142)	(16,525)
Income (Loss) from Discontinued Operations	279	(267)

Net Loss	(16,863)	(16,792)
Preferred Stock Dividends	2,669	2,695

Net Loss to Common Stockholders	$(19,532)	$(19,487)

Basic and Diluted Loss per Common Share:
Continuing operations	$(0.15)	$(0.15)
Discontinued operations	—	—

Net loss to common stockholders	$(0.15)	$(0.15)

Weighted Average Number of Common Shares Outstanding—Basic and Diluted	129,291	127,537

See accompanying notes to condensed consolidated financial statements.

Endeavour International Corporation

Condensed Consolidated Statement of Cash Flows

(Unaudited)

(Amounts in thousands)

	Three Months Ended March 31,
	2009	2008
Cash Flows from Operating Activities:
Net loss	$(16,863)	$(16,792)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation, depletion and amortization	16,059	21,403
Impairment of oil and gas properties	29,402	—
Deferred tax benefit	(8,423)	(3,144)
Unrealized loss on derivatives	1,373	29,642
Amortization of non-cash compensation	657	544
Amortization of loan costs and discount	1,201	3,156
Non-cash interest expense	1,279	869
Other	(1,293)	632
Changes in assets and liabilities:
(Increase) decrease in receivables	4,504	(3,213)
Decrease in other current assets	4,707	4,158
Increase (decrease) in current liabilities	7,136	(8,115)

Net Cash Provided by Operating Activities	39,739	29,140

Cash Flows From Investing Activities:
Capital expenditures	(30,584)	(19,581)
Increase in restricted cash	(11,814)	—

Net Cash Used in Investing Activities	(42,398)	(19,581)

Cash Flows From Financing Activities:
Repayments of borrowings	(10,678)	(90,000)
Borrowings under debt agreements	—	88,000
Payment of preferred dividends	(2,656)	—
Financing costs paid	—	(3,294)
Other financing	(50)	(246)

Net Cash Used in Financing Activities	(13,384)	(5,540)

Net Increase (Decrease) in Cash and Cash Equivalents	(16,043)	4,019
Cash and Cash Equivalents, Beginning of Period	38,156	16,440

Cash and Cash Equivalents, End of Period	$22,113	$20,459

Cash and Cash Equivalents, End of Period:
Continuing operations	$12,599	$14,980
Discontinued operations	9,514	5,479

Total	$22,113	$20,459

See accompanying notes to condensed consolidated financial statements.

Endeavour International Corporation

Notes to Condensed Consolidated Financial Statements

(Unaudited)

(Amounts in thousands, except per unit data)

Note 1 – General

Endeavour International Corporation (a Nevada corporation formed in 2000) is an independent oil and gas company engaged in the acquisition, exploration and development of energy reserves. As used in these Notes to Condensed Consolidated Financial Statements, the terms “Endeavour”, “we”, “us”, “our” and similar terms refer to Endeavour International Corporation and, unless the context indicates otherwise, its consolidated subsidiaries. The accompanying condensed consolidated financial statements of Endeavour should be read in conjunction with the consolidated financial statements and notes included in our Annual Report on Form 10–K for the year ended December 31, 2008.

Basis of Presentation and Use of Estimates

The accompanying unaudited condensed consolidated financial statements have been prepared on the accrual basis of accounting in accordance with accounting principles generally accepted in the United States of America (“US GAAP”) and have been presented on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. These accounting principles require management to use estimates, judgments and assumptions that affect the reported amounts of assets and liabilities as of the date of the financial statements, and revenues and expenses during the reporting period. Management reviews its estimates, including those related to the determination of proved reserves, estimates of future dismantlement costs, income taxes and litigation. Actual results could materially differ from those estimates. In the opinion of management, all normal recurring adjustments considered necessary for a fair presentation have been included in these financial statements. Certain amounts for prior periods have been reclassified to conform to the current presentation.

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

Endeavor International Corporation

Notes to Condensed Consolidated Financial Statements

(Unaudited)

(Amounts in thousands, except per unit data)

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

The common shares potentially issuable arising from these instruments, which were outstanding during the periods presented in the financial statements, consisted of:

	March 31,
	2009	2008
Options and stock-based compensation	282	—
Warrants	—	—
Convertible debt	35,581	33,502
Convertible preferred stock	50,000	50,000

Common shares potentially issuable	85,863	83,502

New Accounting Developments

In December 2007, the FASB issued enhanced guidance related to the measurement of identifiable assets acquired, liabilities assumed and disclosure of information related to business combinations and their effect. Our adoption of this new standard on January 1, 2009 did not have a material effect on our results of operations or financial position.

In December 2007, the FASB issued a new standard for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. Specifically, this statement requires the recognition of a noncontrolling interest (minority interest) as a component of consolidated equity. This is a change from the current practice to present noncontrolling interests in liabilities or between liabilities and stockholders’ equity. Similarly, the new standard requires consolidated net income and comprehensive income to be reported at amounts that include the amounts attributable to both the parent and the noncontrolling interests. Our adoption of this new standard on January 1, 2009 did not have an effect on our results of operations or financial position.

In March 2008, the FASB issued a new standard that requires entities to present expanded and detailed financial statement disclosures for their derivatives and hedged financial instruments. This standard applies to all derivatives and non-derivative instruments designated and qualifying as hedges, including bifurcated derivative instruments and related hedged items. Our adoption of this new standard on January 1, 2009 did not have an effect on our results of operations or financial position.

In May 2008, the FASB posted a new staff position that applies to convertible debt that may be settled in part or in whole in cash upon conversion. The new staff position required issuers of this form of debt to account for its debt and equity components separately. The new position

Endeavor International Corporation

Notes to Condensed Consolidated Financial Statements

(Unaudited)

(Amounts in thousands, except per unit data)

also expands the definition of convertible preferred shares of an entity’s stock that are mandatorily redeemable financial instruments classified as liabilities. Our adoption of this new standard on January 1, 2009 did not have an effect on our results of operations or financial position.

In June 2008, the FASB issued a new staff position that addresses whether instruments that are granted in share-based payment transactions are participating securities prior to vesting; and therefore are required to be included in the earnings allocation in the calculation of earnings per share (EPS) under the two-class method as described in a prior FASB standard. The new staff position requires entities to treat unvested share-based payment awards with non-forfeitable rights to dividend or dividend equivalents as a separate class of securities in calculating EPS. Our adoption of this new standard on January 1, 2009 did not have an effect on our results of operations or financial position. The impact of the adoption of this standard our weighted average shares outstanding and EPS were not material, therefore, we have not restated prior periods.

On January 1, 2008, we applied the new standards which defined fair value, established a framework for measuring fair value in generally accepted accounting principles and expanded disclosures about fair value measurements. The new standards do not require new fair value measurements, rather, the provisions apply when fair value measurements are performed under other accounting pronouncements. In February 2008, the standard was deferred for one year as it applies to nonfinancial assets and liabilities that are recognized or disclosed at fair value on a nonrecurring basis (e.g. those measured at fair value in a business combination, asset retirement obligations and goodwill impairment). Our adoption of this new standard on January 1, 2009 did not have an effect on our results of operations or financial position.

Note 2 – Discontinued Operations

On April 2, 2009, we announced that we signed a definitive agreement to divest our Norwegian subsidiary, Endeavour Energy Norge AS, to Verbundnetz Gas AG for cash consideration of $150 million (the “Norway Sale”). The transaction is subject to certain government approvals and regulatory compliance processes that are expected to be completed by the end of May 2009. We expect to recognize a gain upon closing the Norway Sale of approximately $47 million, after the allocation of $68 million of goodwill to the assets sold.

Endeavor International Corporation

Notes to Condensed Consolidated Financial Statements

(Unaudited)

(Amounts in thousands, except per unit data)

As a result of the pending Norway Sale, we have classified the results of operations and financial position of our Norwegian subsidiary as discontinued operations for all periods presented. The following table details selected financial data for the assets included in the Norway Sale:

	March 31, 2009	December 31, 2008
Current Assets:
Cash	$9,514	$6,735
Accounts receivable	1,826	4,559
Prepaid expenses and other	2,567	5,432

	13,907	16,726

Long-term Assets:
Property, plant and equipment, net	83,128	80,611
Goodwill	67,994	67,994

	151,122	148,605

Current Liabilities:
Accounts payable	(2,714)	(3,717)
Accrued expenses and other	(11,720)	(18,514)

	(14,434)	(22,231)

Long-term Liabilities:
Deferred tax liability	(39,679)	(36,828)
Asset retirement obligation	(9,753)	(9,223)

	(49,432)	(46,051)

Net Assets and Liabilities	$101,163	$97,049

	Three Months Ended March 31,
	2009	2008
Sales	$13,370	$15,446

Income before Taxes	$2,846	$8,830
Income Tax Expense	2,567	9,097

Net Income (Loss) from Discontinued Operations	$279	$(267)

Note 3 – Stock-Based Compensation Arrangements

We grant restricted stock and stock options, including notional restricted stock and options, to employees and directors as incentive compensation. The notional restricted stock and options may be settled in cash or stock upon vesting at our option; however, it has been our practice to settle in stock. The restricted stock and options generally vest over three years and the options have a five-year term. The vesting of these shares and options is dependent upon the continued service of the grantees with Endeavour. Upon the occurrence of a change in control, each outstanding share of restricted stock and stock option will immediately vest.

Endeavor International Corporation

Notes to Condensed Consolidated Financial Statements

(Unaudited)

(Amounts in thousands, except per unit data)

For the first quarter of 2009, we included non-cash stock-based compensation of $0.1 million in general and administrative (“G&A”) expenses and $0.4 million in capitalized G&A expenses. For the first quarter of 2008, we included non-cash stock-based compensation of $0.2 million and $0.2 million in G&A expenses and capitalized G&A expenses, respectively. At March 31, 2009, total compensation costs related to awards not yet recognized was approximately $4.3 million and is expected to be recognized over a weighted average period of less than three years.

Stock Options

The fair value of each option award is estimated on the date of grant using the Black-Scholes option-pricing model. Expected volatility is based on an average of historical volatility of common stock prices of Endeavour. The expected term is the average of the vesting period and the term of the option. We use historical data to estimate option exercises and employee terminations within the valuation model. The risk-free rate for the expected term is the yield on the zero-coupon U.S. treasury security with a term comparable to the expected term of the option. We do not include an estimated dividend yield since we have not paid dividends on our common stock historically.

The estimated fair value of each option granted was calculated using the Black-Scholes model. The following table summarizes the weighted average of the assumptions used in the method.

	Three Months Ended March 31,
	2009	2008
Risk-free rate	1.3%	3.2%
Expected years until exercise	4.5	4.25
Expected stock volatility	56%	46%
Dividend yield	—	—

Endeavor International Corporation

Notes to Condensed Consolidated Financial Statements

(Unaudited)

(Amounts in thousands, except per unit data)

Information relating to stock options, including notional stock options, is summarized as follows:

	Number of Shares Underlying Options	Weighted Average Exercise Price per Share	Weighted Average Contractual Life in Years	Aggregate Intrinsic Value
Balance outstanding – January 1, 2009	4,807	$2.35
Granted	1,170	0.54
Forfeited	(3)	4.99
Expired	(1,112)	2.01

Balance outstanding – March 31, 2009	4,862	$1.99	5.6	$469

Currently exercisable – March 31, 2009	2,072	$3.24	2.7	$—

The weighted average grant-date fair value of options granted for the three months ended March 31, 2009 was $0.25 per option.

Restricted Stock

At March 31, 2009, our employees and directors held 3.8 million restricted shares of our common stock that vest over service periods of up to three years. The restricted stock awards were valued based on the closing price of our common stock on the measurement date, typically the date of grant. Compensation expense is recorded on a straight-line basis over the restricted share vesting period.

Status of the restricted shares as of March 31, 2009 and the changes during the three months ended March 31, 2009 are presented below:

	Number of Shares	Weighted Average Grant Date Fair Value per Share
Balance outstanding – January 1, 2009	3,966	$1.88
Granted	1,247	0.54
Vested	(1,385)	2.68
Forfeited	(43)	1.80

Balance outstanding – March 31, 2009	3,785	$1.15

Total grant date fair value of shares vesting during the period	$3,711

Endeavor International Corporation

Notes to Condensed Consolidated Financial Statements

(Unaudited)

(Amounts in thousands, except per unit data)

Note 4 – Property and Equipment

Property and equipment included the following at the indicated dates below:

	March 31, 2009	December 31, 2008
Oil and gas properties under the full cost method:
Subject to amortization	$218,117	$239,024
Not subject to amortization:
Acquired in 2009	22,306	—
Acquired in 2008	36,203	37,288
Acquired in 2007	12,737	14,746
Acquired prior to 2007	79,739	82,522

	369,102	373,580

Other oil and gas assets	4,875	4,873

Computers, furniture and fixtures	3,107	3,238

Total property and equipment	377,084	381,691

Accumulated depreciation, depletion and amortization	(159,566)	(149,345)

Net property and equipment	$217,518	$232,346

The costs not subject to amortization relate to unproved properties and properties being made ready to be placed in service, which are excluded from amortizable capital costs until it is determined whether or not proved reserves can be assigned to such properties. We capitalized $1.0 million and $1.1 million in interest related to exploration activities for the quarters ended March 31, 2009 and 2008, respectively. We capitalized $1.7 million and $2.2 million in certain employee costs directly related to exploration activities for the quarters ended March 31, 2009 and 2008, respectively.

In 2009, we recorded $29.4 million in impairment of oil and gas properties, pre-tax, through the application of the full cost ceiling test at the end of the quarter. The prices used to determine the impairment were $46.52 per barrel for oil and $6.37 per Mcf for gas. While our commodity derivatives had a fair value of $31.4 million at March 31, 2009, these derivatives were not included in the calculation of the full cost ceiling test as the derivatives are not accounted for as cash flow hedges.

Endeavor International Corporation

Notes to Condensed Consolidated Financial Statements

(Unaudited)

(Amounts in thousands, except per unit data)

Note 5 – Debt Obligations

Our debt consisted of the following at the indicated dates:

	March 31, 2009	December 31, 2008
Senior notes, due 2012	$81,250	$81,250
Senior bank facility, variable rate, due 2011	102,322	113,000
Convertible bonds, due 2014	45,775	44,496

	229,347	238,746

Less: debt discount	(10,143)	(10,891)
Less: current maturities	(6,652)	(13,000)

Long-term debt	$212,552	$214,855

Standby letters of credit outstanding for abandonment liabilities	$29,534	$30,115

The capacity and amounts available under our senior bank facility is subject to a number of considerations, including certain borrowing base limitations. Our borrowing base is primarily established through the evaluation of all of our oil and gas assets which are used as collateral to support the senior bank facility. This borrowing base is subject to a redetermination every six months (on April 1 and October 1) with an independent reserve report required every 12 months. Upon any sale of assets that are included in the borrowing base, such as the Norway Sale, a borrowing base redetermination is required. Accordingly, the borrowing base redetermination scheduled for April 1, 2009 has been delayed in order for the redetermination to reflect the impact of the proposed Norway Sale.

We have currently reflected $6.7 million in current maturities of long-term debt at March 31, 2009 based upon our estimates of reductions in the borrowing base capacity and maximum commitment levels following completion of the borrowing base redetermination. In addition, the borrowing base capacity will decrease following the completion of the Norway Sale and we expect to repay approximately $25 to $30 million of principal under our senior bank facility to satisfy this anticipated reduction in borrowing base capacity.

Endeavor International Corporation

Notes to Condensed Consolidated Financial Statements

(Unaudited)

(Amounts in thousands, except per unit data)

Note 6 – Asset Retirement Obligations

Our asset retirement obligations relate to obligations for the future plugging and abandonment of oil and gas properties. The following table provides a rollforward of our asset retirement obligations for the three months ended March 31, 2009 and 2008:

	Three Months Ended March 31,
	2009	2008
Carrying amount of asset retirement obligations as of beginning of period	$38,776	$30,790
Accretion expense	965	719
Impact of foreign currency exchange rate changes	(744)	18
Payment of asset retirement obligation	(97)	—

Carrying amount of asset retirement obligations as of end of period	$38,900	$31,527

Note 7 – Fair Value Measurements

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

Financial assets and liabilities are classified based on the lowest level of input that is significant to the fair value measurement. The following table summarizes the valuation of our investments and financial instruments by pricing levels as of March 31, 2009:

Endeavor International Corporation

Notes to Condensed Consolidated Financial Statements

(Unaudited)

(Amounts in thousands, except per unit data)

	Quoted Market Prices in Active Markets - Level 1	Significant Other Observable Inputs - Level 2	Significant Unobservable Inputs - Level 3	Total Fair Value
Oil and gas derivative contracts:
Oil and gas swaps	$—	$13,283	$—	$13,283
Oil and gas collars	—	14,036	4,054	18,090
Interest rate swaps	—	(1,088)	—	(1,088)
Embedded derivatives	—	—	(16,410)	(16,410)

Total derivative liabilities	$—	$26,231	$(12,356)	$13,875

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

The following is a reconciliation of changes in fair value of net derivative assets and liabilities classified as Level 3:

Three Months Ended March 31, 2009
Balance at beginning of period	$(12,057)
Total gains or losses (realized/unrealized):
Included in earnings	(299)

Balance at end of period	$(12,356)

Changes in unrealized gains (losses) relating to derivative assets and liabilities still held at March 31, 2009	$528

Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis

Certain assets and liabilities are reported at fair value on a nonrecurring basis in our consolidated balance sheets. The following methods and assumptions were used to estimate the fair values:

Asset Retirement Obligations—The initial measurement of asset retirement obligations at fair value is calculated using discounted cash flow techniques and based on internal estimates of future retirement costs associated with oil and gas properties. Significant Level 3 inputs used in the calculation of asset retirement obligations include plugging costs and reserve lives. A reconciliation of our asset retirement obligations is presented in Note 6.

Endeavor International Corporation

Notes to Condensed Consolidated Financial Statements

(Unaudited)

(Amounts in thousands, except per unit data)

Goodwill—Goodwill is tested annually at year end for impairment. The first step of that process is to compare the fair value of the reporting unit to which goodwill has been assigned to the carrying amount of the associated net assets and goodwill. Significant Level 3 inputs are used in the determination of the fair value of the reporting unit, including present values of expected cash flows from operations.

Note 8 – Derivative Instruments

From time to time, we manage fluctuations in derivative financial instruments with respect to a portion of our oil and gas production or a portion of our variable rate debt to achieve a more predictable cash flow by reducing our exposure to price fluctuations. These transactions are likely to be swaps, collars or options and to be entered into with major financial institutions or commodities trading institutions. Derivative financial instruments are intended to reduce our exposure to declines in the market prices of crude oil and natural gas that we produce and sell, to increases in interest rates and to manage cash flows in support of our annual capital expenditure budget. We also have two embedded derivatives related to our debt instruments.

Endeavor International Corporation

Notes to Condensed Consolidated Financial Statements

(Unaudited)

(Amounts in thousands, except per unit data)

The fair market value of these derivative instruments is included in our balance sheet as follows:

	March 31, 2009	December 31, 2008
Derivatives not designated as hedges:
Oil and gas commodity derivatives:
Assets:
Prepaid expenses and other current assets	$30,000	$31,649
Other assets – long-term	2,803	1,702
Liabilities:
Other liabilities – long-term	(1,430)	(2,375)

	$31,373	$30,976

Embedded derivatives related to debt instrument
Liabilities:
Other liabilities – long-term	(16,410)	(14,640)

Derivatives designated as cash flow hedge:
Interest rate swap
Liabilities:
Accrued expenses and other	(1,088)	(1,334)

If all counterparties failed to perform, our maximum loss would be $32.8 million as of March 31, 2009.

The effect of the derivatives not designated as hedges on our results of operations was as follows:

	Three Months Ended March 31,
	2009	2008
Derivatives not designated as hedges:
Oil and gas commodity derivatives
Realized gains (losses) on derivative instruments	11,936	(3,150)
Unrealized gains (losses) on derivative instruments	397	(30,312)

	12,333	(33,462)
Embedded derivatives related to debt instrument
Unrealized gains (losses) on derivative instruments	(1,770)	670

Endeavor International Corporation

Notes to Condensed Consolidated Financial Statements

(Unaudited)

(Amounts in thousands, except per unit data)

The effect of derivatives designated as cash flow hedges on our results of operations and other comprehensive income was as follows:

		Three Months Ended March 31,
	Location of Reclassification into Income	2009	2008
Interest rate swap
(Gain) loss recognized in other comprehensive income		$136	$(980)
(Gain) loss reclassified from accumulated other comprehensive income into income	Interest expense	309	122

We did not exclude any component of the hedging instruments’ gain or loss when assessing effectiveness. The ineffective portion of the hedges is not material for the periods presented and is included in other income (expense).

As of March 31, 2009, our outstanding commodity derivatives covered approximately 1,883 Mbbl and 3,754 MMcf cumulative through 2011 and consist of a combination of fixed price swaps and collars. These include four oil and two gas swaps with J. Aron & Company, an affiliate of Goldman, Sachs & Co., and three oil and five gas collars with BNP Paribas.

We have an interest rate swap with BNP Paribas for a notional amount of $37.5 million whereby we pay a fixed rate of 5.05% and receive three-month LIBOR through November 2009.

Additional information regarding our derivative instruments is presented in Note 7 to these Condensed Consolidated Financial Statements.

Note 9 – Supplemental Cash Flow Information

Cash paid during the period for interest and income taxes was as follows:

	Three Months Ended March 31,
	2009	2008
Interest paid	$2,438	$8,712

Income taxes paid	$3,654	$5,690

Endeavor International Corporation

Notes to Condensed Consolidated Financial Statements

(Unaudited)

(Amounts in thousands, except per unit data)

Note 10 – Comprehensive Loss

Excluding net loss, our source of comprehensive loss is due to the net unrealized loss on derivative instruments and marketable securities, which are classified as available-for-sale. The following table summarizes the components of comprehensive loss:

	Three Months Ended March 31,
	2009	2008
Net loss	$(16,863)	$(16,792)

Unrealized (gain) loss on interest rate swap derivative instrument, net of tax	136	(980)
Reclassification adjustment for (income) loss realized in net loss above	381	122

Net impact on comprehensive income (loss)	517	(858)

Comprehensive loss	$(16,346)	$(17,650)

Note 11 – Commitments and Contingencies

Rig Commitments

We have commitment for the use of drilling rig in our North Sea operations. The commitment was partially utilized for the drilling rig that commenced drilling at the Rochelle field in December 2008. We have $33 million in escrow toward this commitment, included in “Restricted Cash” on our Condensed Consolidated Balance Sheet. The reserved amounts in escrow will be released as payments are made for this drilling activity. Upon completion of the drilling at Rochelle in the first quarter of 2009, we have a remaining commitment for one well slot that we expect to utilize in late 2009.

We also have a commitment for a semi-submersible rig in Norway through a consortium with several other operators in the Norwegian Continental Shelf. The contract commits us to 100 days (for two wells) for drilling services for $38 million. This rig commitment will be included in the Norway Sale.

Contingencies

In November 2006, we purchased various oil and gas properties, including the Ivanhoe, Rob Roy, Hamish (collectively, IVRRH), Renee and Rubie fields. Hess Limited, the operator of the facility supporting production from the IVRRH fields, has advised us that there has been a mis-measurement of the volumes of oil produced from the IVRRH fields. At March 31, 2009 the estimate of our liability from this mis-measurement was at $4.1 million.

Endeavour International Corporation

Operating Statistics

(Unaudited)

Item 2:	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Unless the context otherwise requires, references to “Endeavour,” “we,” “us,” “our” and similar terms refer to Endeavour International Corporation and, unless the contest indicates otherwise, any of our consolidated subsidiaries or partnership interests. The following discussion should be read in conjunction with our unaudited Condensed Consolidated Financial Statements and related notes thereto included elsewhere in this Report. The following discussion also includes non-GAAP financial measures, which may not be comparable to similarly titled measures presented by other companies. Accordingly, we strongly encourage investors to review our financial statements in their entirety and not rely on any single financial measure.

Overview

We are an international oil and gas exploration and production company focused on the acquisition, exploration and development of energy reserves in the North Sea and United States. To date, we have invested a significant amount of our resources on various development, acquisition and exploration projects.

On April 2, 2009, we signed a definitive agreement to divest our Norwegian subsidiary, Endeavour Energy Norge AS, to Verbundnetz Gas AG for cash consideration of $150 million (the “Norway Sale”). The transaction is subject to certain government approvals and regulatory compliance processes that are expected to be completed by the end of May 2009. We expect to recognize a gain upon closing the Norway Sale of approximately $47 million, after the allocation of $68 million of goodwill to the assets sold.

Our revenues and cash flows from operating activities are very sensitive to changes in prices received for our products. Market prices for both oil and natural gas have significantly declined since the beginning of 2008 as a result of the global economic decline. Accordingly, revenues have decreased from $45.8 million in the first three months of 2008 to $16.3 million in the same period of 2009. With our various oil and gas derivative instruments, discretionary cash flow did not drop as precipitously as revenue. Discretionary cash flow was $23.4 million for the first three months of 2009 as compared to $36.3 million for the same period in 2008.

Our net income can be significantly affected by various non-cash items, such as unrealized gains and losses on our commodity derivatives, impairment of oil and gas properties, currency impact of long-term liabilities and deferred taxes. Net loss to common shareholders for the first three months of 2009 was $19.5 million, or $0.15 per share. For the first three months of 2008, net loss to common shareholders was $19.5 million, or $0.15 per share. The net loss for 2009 reflects a smaller unrealized loss on the mark-to-market of commodity derivatives and an impairment of oil and gas properties of $29.4 million. Net loss as adjusted for 2009 would have been $2.2 million without the effect of derivative transactions, impairment of oil and gas properties and currency impacts of deferred taxes as compared to net loss as adjusted of $4.7 million in 2008. Adjusted EBITDA decreased to $17.9 million in 2009 from $31.7 million in

Endeavour International Corporation

Operating Statistics

(Unaudited)

2008. For definitions of Adjusted EBITDA and Discretionary Cash Flow, and a reconciliation of Adjusted EBITDA to net income as adjusted, please see “Reconciliation of Non-GAAP Accounting Measures.”

The cash flows provided by operating activities increased to $39.7 million for the three months ended March 31, 2009 as compared to $29.1 million for the three months ended March 31, 2008 primarily due to an increase in cash flows provided by changes in net operating assets and liabilities partially offset by decreases in revenues as a result of lower commodity prices.

Results of Operations

The following table shows our average sales volumes and sales prices for our continuing operations for the periods presented.

	Three Months Ended March 31,
	2009	2008
Sales volume (1):
Oil and condensate sales (Mbbl)	179	265
Gas sales (MMcf)	1,129	2,035
Total sales (MBOE)	367	604
BOE per day	4,080	6,648

Physical production volume (BOE per day)	4,405	7,234

Realized Prices (2):
Oil and condensate price ($ per Bbl):
Before commodity derivatives	$38.84	$86.87
Effect of commodity derivatives	$55.08	$(23.89)

Realized prices including commodity derivatives	$93.92	$62.97

Gas price ($ per Mcf):
Before commodity derivatives	$8.31	$11.16
Effect of commodity derivatives	$1.84	$1.57

Realized prices including commodity derivatives	$10.15	$12.74

Equivalent oil price ($ per BOE):
Before commodity derivatives	$44.49	$75.72
Effect of commodity derivatives	$32.51	$(5.21)

Realized prices including commodity derivatives	$77.00	$70.51

(1)

We record oil revenues on the sales method, i.e. when delivery has occurred. Actual production may differ based on the timing of tanker liftings. We use the entitlements method to account for sales of gas production.

(2)	The average sales prices include gains and losses for derivative contracts we utilize to manage price risk related to our future cash flows.

Endeavour International Corporation

Operating Statistics

(Unaudited)

Our revenues and cash flows from operating activities are very sensitive to changes in prices received for our products. Our production is sold at prevailing market prices which fluctuate in response to many factors that are outside of our control. Given the current tightly balanced supply-demand market for oil and natural gas, small variations in either supply or demand, or both, can have dramatic effects on prices we receive for our oil and natural gas production. While the market price received for oil and natural gas varies among geographic areas, oil trades in a worldwide market, whereas natural gas, which is still developing a global transportation system, is more subject to local supply and demand conditions. Consequently, price movements for all types and grades of crude oil generally move in the same direction. Natural gas prices in the North Sea have been influenced by fuel prices around the world, including crude oil and coal. These prices are also impacted by European gas supplies, particularly deliveries from Russian gas supplies. In addition, regional supply and demand issues affect gas prices. The majority of our natural gas is sold in the UK market. Market prices for both oil and natural gas were at high levels during 2008. Both crude oil and natural gas prices have declined in 2009 as a result of the global economic decline.

For the first quarter of 2009 and 2008, we had sales volume of 7,600 BOE per day and 8,800 BOE per day, respectively. Our physical daily production was approximately 7,800 BOE and 10,100 BOE for 2009 and 2008, respectively. The decrease in sales volume is primarily attributable to maintenance down time at Goldeneye, the timing of liftings and the suspension of production at IVRRH, Renee and Rubie. The production from IVRRH, Renee and Rubie has been suspended until the development activities at Rochelle are operational which we currently anticipate to be late 2010. After the start of Rochelle production, we expect to re-develop these fields if economically feasible.

During the three months ended March 31, 2009, we realized $12 million in gains on the settlement of commodity derivatives, compared to $3 million in losses for the same period in 2008. In the first quarter of 2009, we also recognized $0.4 million in gains on the mark-to-market of our commodity derivatives versus a loss of $30.3 million for the same period in 2008.

The following table shows our average sales volumes and sales prices for both continuing and discontinued operations for the periods presented.

Endeavour International Corporation

	Three Months Ended March 31,
	2009	2008
Sales volume (1):
Oil and condensate sales (Mbbl):
United Kingdom	178	265
United States	1	—

Continuing operations	179	265
Discontinued operations—Norway	224	96

Total	403	361

Gas sales (MMcf):
United Kingdom	1,078	2,035
United States	51	—

Continuing operations	1,129	2,035
Discontinued operations—Norway	533	599

Total	1,662	2,634

Total sales (MBOE):
United Kingdom	358	604
United States	9	—

Continuing operations	367	604
Discontinued operations—Norway	313	196

Total	680	800

BOE per day	7,551	8,796

Physical production volume:
Total production (BOE per day):
United Kingdom	4,315	7,234
United States	90	—

Continuing Operations	4,405	7,234
Discontinued operations—Norway	3,365	2,894

Total	7,770	10,128

Realized Prices (including discontinued operations) (2):
Oil and condensate price ($ per Bbl):
Before commodity derivatives	$41.68	$89.84
Effect of commodity derivatives	$24.50	$(17.57)

Realized prices including commodity derivatives	$66.18	$72.27

Gas price ($ per Mcf):
Before commodity derivatives	$7.78	$10.93
Effect of commodity derivatives	$1.25	$1.22

Realized prices including commodity derivatives	$9.03	$12.15

Equivalent oil price ($ per BOE):
Before commodity derivatives	$43.71	$76.53
Effect of commodity derivatives	$17.56	$(3.94)

Realized prices including commodity derivatives	$61.27	$72.59

Endeavour International Corporation

(1)

We record oil revenues on the sales method, i.e. when delivery has occurred. Actual production may differ based on the timing of tanker liftings. We use the entitlements method to account for sales of gas production.

(2)	The average sales prices include gains and losses for derivative contracts we utilize to manage price risk related to our future cash flows.

Expenses

Operating expenses decreased to $6.2 million during the first quarter of 2009 as compared to $7.3 million in the first quarter of 2008, primarily as a result of fewer liftings in 2009 due to timing. While operating expenses decreased, the lower volumes due to production declines at Goldeneye and the suspension of production at IVRRH, Renee and Rubie caused operating expenses per BOE to increase from $12.14 per BOE in the first quarter of 2008 to $16.84 per BOE in the first quarter of 2009.

G&A expenses remained relatively flat from $3.8 million during the first quarter of 2009 as compared to $3.7 million for the corresponding period in 2008. The material components of G&A expenses for these periods are as follows:

(Amounts in thousands)	Three Months Ended March 31,
	2009	2008
Compensation	$3,411	$3,336
Consulting, legal and accounting fees	901	919
Occupancy costs	224	315
Other expenses	441	950

Total gross cash G&A expenses	4,977	5,520

Non-cash stock-based compensation	538	365

Gross G&A expenses	5,515	5,885
Less: capitalized G&A expenses	(1,680)	(2,176)

Net G&A expenses	$3,835	$3,709

Interest expense decreased to $3.9 million for the three months ended March 31, 2009 as compared to $8.3 million for the corresponding period in 2008 and is primarily associated with financing costs of $4.3 million incurred for our early retirement of the second lien term loan in the first quarter of 2008.

Endeavour International Corporation

Income Taxes

The following summarizes the components of tax expense (benefit):

(Amounts in thousands)	UK	U.S.	Other	Total
Three Months Ended March 31, 2009
Net loss before taxes	$(22,610)	$(831)	$(4,653)	$(28,094)

Current tax expense	594	—	—	594
Deferred tax benefit	(9,600)	—	—	(9,600)
Foreign currency losses on deferred tax liabilities	(1,946)	—	—	(1,946)

Total tax benefit	(10,952)	—	—	(10,952)

Net loss from continuing operations after taxes	$(11,658)	$(831)	$(4,653)	$(17,142)

Three Months Ended March 31, 2008
Net loss before taxes	$(19,565)	$(3,216)	$(2,371)	$(25,152)

Current tax expense	1,470	—	—	1,470
Deferred tax expense (benefit)	(10,231)	—	122	(10,109)
Foreign currency losses on deferred tax liabilities	12	—	—	12

Total tax expense (benefit)	(8,749)	—	122	(8,627)

Net loss from continuing operations after taxes	$(10,816)	$(3,216)	$(2,493)	$(16,525)

The change in income tax benefit from $8.6 million to $11.0 million for the first three months of 2008 and 2009, respectively, is primarily due to the effect of lower commodity prices on decreased income, the impairment of oil and gas properties and the effect of foreign currency changes on the deferred tax liabilities as a result of the weakening of the British pound versus the U.S. dollar.

In the first quarter of 2009 and 2008, we did not record any income tax benefits in the U.S. as there was no assurance that we could generate any U.S. taxable earnings, resulting in a full valuation allowance of deferred tax assets generated.

As our deferred tax liabilities are denominated in the respective currencies of the countries in which we have operations, we revalue those deferred tax liabilities to the applicable foreign currency exchange rate at the end of each period. Those foreign currency gains and losses are included in income tax expense as shown above.

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

Endeavour International Corporation

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

Endeavour International Corporation

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

(Amounts in thousands)	Three Months Ended March 31,
	2009	2008
Net loss	$(16,863)	$(16,792)

Depreciation, depletion and amortization	16,059	21,403
Impairment of oil and gas properties	29,402	—
Deferred tax benefit	(8,423)	(3,144)
Unrealized loss on derivative instruments	1,373	29,642
Amortization of non-cash compensation	657	544
Amortization of loan costs and discount	1,201	3,156
Non-cash interest expense	1,279	869
Other	(1,293)	632

Discretionary cash flow	$23,392	$36,310

Net loss to common shareholders, as reported	$(19,532)	$(19,487)
Impairment of oil and gas properties (net of 50% tax)	14,701	—
Unrealized (gains) losses on derivatives (net of 50% tax)	687	14,821
Currency impact of deferred taxes	1,946	12

Net loss, as adjusted	$(2,198)	$(4,654)

Net loss to common shareholders, as reported	$(19,532)	$(19,487)

Unrealized losses on derivatives	1,373	29,642
Interest expense	3,911	8,316
Depreciation, depletion and amortization	11,324	18,888
Impairment of oil and gas properties	29,402	—
Income tax benefit	(10,952)	(8,627)
(Income) loss from discontinued operations	(279)	267
Preferred stock dividends	2,669	2,695

Adjusted EBITDA	$17,916	$31,694

Endeavour International Corporation

Liquidity and Capital Resources

The following table summarizes our net cash flows from operating, investing and financing activities for the periods indicated. For additional details regarding the components of our primary cash flow amounts, see the Condensed Consolidated Statements of Cash Flows under Item 1 of this report.

(Amounts in thousands)	For the Quarter Ended March 30,
	2009	2008
Net cash provided by Operating Activities	$39,739	$29,140

Net cash used in Investing Activities	$(42,398)	$(19,581)

Net cash used in Financing Activities	$(13,384)	$(5,540)

The net cash flows provided by operating activities are primarily impacted by the earnings from our business activities. The cash flows provided by operating activities increased to $39.7 million for the three months ended March 31, 2009 as compared to $29.1 million for the three months ended March 31, 2008 primarily due to an increase in cash flows provided by changes in net operating assets and liabilities partially offset by decreased revenues as a result of lower commodity prices.

The cash used in investing activities represents expenditures for capital projects and asset purchases, as discussed in “Drilling Program” below, and increases to restricted cash under escrow for our rig commitments.

The cash used in financing activities consists of borrowings and repayments of debt, payments of preferred dividends and payment of financing costs.

Drilling Program

We currently anticipate spending approximately $50—$60 million during 2009 to fund oil and gas exploration, production and development activities in our core areas of operation in the North Sea and the US, reflecting a reduction in anticipated expenditures due to the Norway sale. Through March 31, 2009, we have spent $30.6 million in capital, primarily on drilling activities at Rochelle, Cygnus and $7.0 million incurred by our discontinued operations.

Subsequent to March 31, 2009, we announced the successful results of the drilling at Cygnus. In the second quarter of 2009, we have also begun drilling an exploratory well in the UK called Tesla and one in the U.S. called Dalwhinnie. Testing is still in progress at our Alligator Bayou well in the US.

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

Endeavour International Corporation

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

In April 2009, we entered into a definitive agreement with Caza Petroleum Inc., a subsidiary of Caza Oil and Gas, Inc., to participate in a jointly established exploration and development program covering Caza’s onshore acreage position and opportunity portfolio in the United States. During the initial two-year term of the agreement, we have the right to participate in assets presented to us at our sole discretion. In return, we will fund 100 percent of Caza’s cost to earn 75 percent of Caza’s interest in assets in which we elect to participate, as well as a program fee of US$3 million per annum to be paid monthly.

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

Rig Commitments

We have a commitment for the use of a drilling rig in our North Sea operations. This commitment was partially utilized for drilling at the Rochelle field in December 2008. We have $33 million in escrow toward this commitment included in “Restricted Cash” on our Condensed Consolidated Balance Sheet. The reserved amounts in escrow will be released as payments are made for this drilling activity. Upon completion of the drilling at Rochelle in the first quarter of 2009, we have a remaining commitment for one well slot that we expect to utilize in late 2009.

Endeavour International Corporation

2009 Outlook

The table below sets forth a range of estimates for the company’s operating statistics for the full year ending December 31, 2009 following the completion of the sale of Endeavour Energy Norge AS.

Estimated Average Production (A)
Daily Production (BOE per day)	4,000	to	5,000

Differentials (B)
Oil ($/Bbl)	$(5.50)	to	$(6.50)
Gas ($/Mcf)	$(0.10)	to	$(0.20)

Gas Percentage of Total	50%	to	55%
Lease Operating Expense ($ per barrel)	$9.50	to	$12.00

(A)	Actual results may differ materially from these estimates.
(B)	For purposes of the estimates, assumptions of price differentials are based on location, quality and other factors, excluding the effects of derivative financial instruments. Gas price differentials are stated as premiums (discounts) from National Balancing Point pricing, and oil price differentials are stated as premiums (discounts) from Dated Brent pricing.

Our IVRRH, Renee and Rubie fields all produce to a single floating production facility that has experienced significant increases in operating costs in recent periods. With the decline in oil prices and rising operating costs, the operator has decided to cease operations and begin removal and salvage procedures at that floating production facility. As a result, we suspended production at these fields during the first quarter 2009. The production from these fields will be suspended until the development activities at Rochelle are operational, which we currently anticipate to be late 2010. After the start of Rochelle production, we expect to re-develop IVRRH, Renee and Rubie if economically feasible. We also expect to incur approximately $10 million of abandonment costs for the facility, before salvage value, by mid 2010.

The capacity and amounts available under our senior bank facility is subject to a number of considerations, including certain borrowing base limitations. Our borrowing base is primarily established through the evaluation of all of our oil and gas assets which are used as collateral to support the senior bank facility. This borrowing base is subject to a redetermination every six months (on April 1 and October 1) with an independent reserve report required every 12 months. Upon any sale of assets that are included in the borrowing base, such as the Norway Sale, a borrowing base redetermination is required. Accordingly, the borrowing base redetermination scheduled for April 1, 2009 has been delayed in order for the redetermination to reflect the impact of the proposed Norway Sale.

We have currently reflected $6.7 million in current maturities of long-term debt at March 31, 2009 based upon our estimates of reductions in the borrowing base capacity and maximum commitment levels following completion of the borrowing base redetermination. In addition, the borrowing base capacity will decrease following the completion of the Norway Sale and we expect to repay approximately $25 to $30 million of principal under our senior bank facility to satisfy this anticipated reduction in borrowing base capacity.

After the closing of the Norway Sale, we expect to analyze our outstanding commodity derivatives position to ensure that we maintain the level of reduce protection from declines in the market prices of crude oil and natural gas that is consistent with our derivatives policy.

Endeavour International Corporation

Disclosures About Contractual Obligations and Commercial Commitments

See “Drilling Program” for a discussion of our rig commitments and planned expenditures.

Cautionary Statement for Forward-Looking Statements

The information contained in this Quarterly Report on Form 10-Q and in other public statements by Endeavour and our officers or directors includes or may contain certain forward-looking statements. The words “may,” “will,” “expect,” “anticipate,” “believe,” “continue,” “estimate,” “project,” “intend,” and similar expressions used in this Report are intended to identify forward-looking statements within the meaning of Section 27A of the U.S. Securities Act of 1933, as amended, and Section 21E of the U.S. Securities Exchange Act of 1934, as amended. You should not place undue reliance on these forward-looking statements, which speak only as of the date made. We undertake no obligation to publicly update these forward-looking statements to reflect events or circumstances after the date they are made or to reflect the occurrence of unanticipated events. You should also know that such statements are not guarantees of future performance and are subject to risks, uncertainties and assumptions. These factors include, but are not limited to, those risks described in detail below and in the our Annual Report on Form 10-K for the year ended December 31, 2008 under the caption “Risk Factors” and other filings with the Securities and Exchange Commission. These risk factors include, among others, our ability to replace reserves and sustain production; the level of our indebtedness; the availability of capital on an economic basis to fund reserve replacement costs; uncertainties in evaluating oil and natural gas reserves of acquired properties and associated potential liabilities; unsuccessful exploration and development drilling; and production interruptions that could adversely affect our cash flow. Should any of these risks or uncertainties materialize, or should any of these assumptions prove incorrect, actual results may differ materially from those included within the forward-looking statements.

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

Endeavour International Corporation

Commodity Price Risk

We produce and sell crude oil and natural gas. Realized pricing is primarily driven by the prevailing worldwide price for crude oil and regional gas spot market prices that have been volatile and unpredictable for several years. As a result, our financial results can be significantly impacted as these commodity prices fluctuate widely in response to changing market forces. We have engaged in oil and gas hedging activities to realize commodity prices that we consider favorable. For additional information regarding our derivative instruments, see Note 8 to the Condensed Consolidated Financial Statements.

At March 31, 2009, we had the following commodity derivative instruments outstanding:

	2009	2010	2011	Total
Oil:
Fixed Price Swap (Mbbl)	523	573	487	1,583
Weighted Average Price ($/Barrel)	$69.08	$68.39	$66.01	$67.89

Costless Collar (Mbbl)	300	—	—	300
Weighted Average Ceiling Price ($/Barrel)	$121.88	$—	$—	$121.88
Weighted Average Floor Price ($/Barrel)	$100.00	$—	$—	$100.00

Gas: (1)
Fixed Price Swap (MMcf)	1,040	1,032	627	2,699
Weighted Average Price ($/Mcf)	$7.22	$7.68	$7.36	$7.43

Costless Collar (MMcf)	1,055	—	—	1,055
Weighted Average Ceiling Price ($/Mcf)	$13.00	—	—	$13.00
Weighted Average Floor Price ($/Mcf)	$9.14	—	—	$9.14

(1)	Gas derivative contracts are designated in therms and have been converted to Mcf at a rate of 10 therm to 1 Mcf. The exchange rate at March 31, 2009 was $1.43 to £1.00.

Interest Rate Risk

We are exposed to changes in interest rates. Changes in interest rates affect the interest earned on cash and cash equivalents and the interest rate paid on borrowings under debt.

At March 31, 2009, we had an interest rate swap for a notional amount of $37.5 million whereby we pay a fixed rate of 5.05% and receive three-month LIBOR through November 2009. A 250 change in basis points on LIBOR would not result in a material change in our results of operations.

Endeavour International Corporation

Item 4:	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this Report, our management carried out an evaluation, with the participation of our chief executive officer (the “CEO”) and chief financial officer (the “CFO”), of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(b) or 15d-15(b) of the Securities Exchange Act of 1934, as amended). Based on that evaluation, the CEO and CFO concluded:

(i) that our disclosure controls and procedures are designed to ensure that information we are required to disclose in our reports filed or submitted under the Securities Exchange Act of 1934, as amended, is (a) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and (b) is accumulated and communicated to our management, including the CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure; and

(ii) that our disclosure controls and procedures were effective as of March 31, 2009.

Changes in Internal Control over Financial Reporting

There was no change in our system of internal control over financial reporting during the last fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Part II. Other Information

Item 1A:	Risk Factors

There have been no material changes in our risk factors since December 31, 2008. For a detailed discussion of our risk factors, please read, Item 1A “Risk Factors,” in our Annual Report on Form 10-K for the year ended December 31, 2008.

Item 6:	Exhibits

The exhibits marked with the asterisk symbol (*) are filed or furnished (in the case of Exhibits 32.1 and 32.2) with this Form 10-Q.

Endeavour International Corporation

The exhibits marked with the dagger symbol (†) are management contracts and compensatory plans or arrangements.

3.1(a)	Amended and Restated Articles of Incorporation (Incorporated by reference to Exhibit 3.2 of our Quarterly Report on Form 10-Q (Commission File No. 001-32212) for the quarter ended June 30, 2004.)

3.1(b)	Certificate of Amendment dated June 1, 2006 (Incorporated by reference to Exhibit 4.2 of our Registration Statement on Form S-3 (Commission File No. 333-139304) filed on December 13, 2006.)

3.2	Amended and Restated Bylaws (Incorporated by reference to Exhibit 3.4 to our Current Report on Form 8-K (Commission File No. 001-32212) filed on November 6, 2006.)

4.1 *	Agreement for the Sale and Purchase of the Endeavour Energy Norge AS dated April 2, 2009.

31.1 *	Certification of William L. Transier, Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2 *	Certification of J. Michael Kirksey, Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1 *	Certification of William L. Transier, Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2 *	Certification of J. Michael Kirksey, Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Endeavour International Corporation

Date: May 5, 2009	/s/ J. Michael Kirksey	/s/ Robert L. Thompson
	J. Michael Kirksey	Robert L. Thompson
	Executive Vice President and	Senior Vice President and
	Chief Financial Officer	Chief Accounting Officer
	(Principal Financial Officer)	(Principal Accounting Officer)