Form 10-Q
period 2009-06-30
ENDEAVOUR INTERNATIONAL CORP
filed 2009-08-06
CIK 1112412

United States
Securities and Exchange Commission
Washington, D.C. 20549
Form 10-Q
(Mark One)

☑	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the Quarterly Period Ended June 30, 2009
or

☐	Transition Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934
For the transition period from                       to
Commission file number: 1-32212
Endeavour International Corporation
(Exact name of registrant as specified in its charter)

Nevada	88-0448389
(State or other jurisdiction of incorporation	(I.R.S. Employer Identification No.)
or organization)
1001 Fannin Street, Suite 1600, Houston, Texas 77002
(Address of principal executive offices)      (Zip code)
(713) 307-8700
(Registrant’s telephone number, including area code)
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☑ Yes ☐ No
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). ☐ Yes ☐ No
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☑ No
As of August 3, 2009, 130,523,848 shares of the registrant’s common stock were outstanding.

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

Part I: Financial Information
Item 1: Financial Statements
Endeavour International Corporation
Condensed Consolidated Balance Sheets
(Unaudited)
(Amounts in thousands)

	June 30, 2009	December 31, 2008

Assets
Current Assets:
Cash and cash equivalents	$101,602	$31,421
Restricted cash	2,147	20,739
Accounts receivable	19,214	22,325
Prepaid expenses and other current assets	22,634	42,194
Current assets of discontinued operations	—	16,726

Total Current Assets	145,597	133,405

Property and Equipment, Net	227,341	232,346
Goodwill	213,949	213,949
Other Assets	6,274	9,165
Long Term Assets of Discontinued Operations	—	148,605

Total Assets	$593,161	$737,470

Endeavour International Corporation
Condensed Consolidated Balance Sheets
(Unaudited)
(Amounts in thousands)

	June 30, 2009	December 31, 2008

Liabilities and Stockholders’ Equity
Current Liabilities:
Accounts payable	$20,508	$38,630
Current maturities of debt	—	13,000
Accrued expenses and other	33,301	36,642
Current liabilities of discontinued operations	—	22,231

Total Current Liabilities	53,809	110,503

Long-Term Debt	167,510	214,855
Deferred Taxes	66,869	67,299
Other Liabilities	71,884	55,791
Long-term Liabilities of Discontinued Operations	—	46,051

Total Liabilities	360,072	494,499

Commitments and Contingencies

Series C Convertible Preferred Stock (Liquidation preference: $125,000)	125,000	125,000

Stockholders’ Equity:
Series B preferred stock (Liquidation preference: $3,036)	—	—
Common stock; shares issued and outstanding – 130,875 and 128,572 shares at 2009 and 2008, respectively	131	129
Additional paid-in capital	246,395	244,471
Treasury stock, at cost (457 and 327 shares at 2009 and 2008, respectively)	(536)	(450)
Accumulated other comprehensive loss	(580)	(1,266)
Accumulated deficit	(137,321)	(124,913)

Total Stockholders’ Equity	108,089	117,971

Total Liabilities and Stockholders’ Equity	$593,161	$737,470

See accompanying notes to condensed consolidated financial statements.

Endeavour International Corporation
Condensed Consolidated Statement of Operations
(Unaudited)
(Amounts in thousands, except per share data)

	For the Three Months		For the Six Months
	Ended June 30,		Ended June 30,
	2009	2008	2009	2008

Revenues	$18,082	$55,343	$34,420	$101,151

Cost of Operations:
Operating expenses	4,397	9,180	10,580	16,527
Depreciation, depletion and amortization	7,858	19,503	19,182	38,391
Impairment of oil and gas properties	1,244	—	30,645	—
General and administrative	4,115	3,845	7,950	7,553

Total Expenses	17,614	32,528	68,357	62,471

Income (Loss) From Operations	468	22,815	(33,937)	38,680

Other Income (Expense):
Derivatives:
Realized gains (losses)	9,114	(14,494)	21,050	(17,644)
Unrealized losses	(32,722)	(130,686)	(34,095)	(160,328)
Interest expense	(4,224)	(5,478)	(8,135)	(13,794)
Interest income and other	(7,992)	(122)	(8,333)	(31)

Total Other Expense	(35,824)	(150,780)	(29,513)	(191,797)

Loss Before Income Taxes	(35,356)	(127,965)	(63,450)	(153,117)
Income Tax Expense (Benefit)	916	(58,304)	(10,036)	(66,931)

Loss from Continuing Operations	(36,272)	(69,661)	(53,414)	(86,186)

Discontinued Operations, net of tax
Income (loss) from operations	(1,052)	5,637	(774)	5,370
Gain on sale	47,144	—	47,144	—

Income from Discontinued Operations	46,092	5,637	46,370	5,370

Net Income (Loss)	9,820	(64,024)	(7,044)	(80,816)
Preferred Stock Dividends	2,696	2,709	5,365	5,404

Net Income (Loss) to Common Stockholders	$7,124	$(66,733)	$(12,409)	$(86,220)

Basic and Diluted Income (Loss) per Common Share:
Continuing operations	$(0.31)	$(0.56)	$(0.46)	$(0.72)
Discontinued operations	0.36	0.04	0.36	0.04

Total	$0.05	$(0.52)	$(0.10)	$(0.68)

Weighted Average Number of Common Shares Outstanding:
Basic and Diluted	129,741	127,626	129,521	127,581

See accompanying notes to condensed consolidated financial statements.

Endeavour International Corporation
Condensed Consolidated Statement of Cash Flows
(Unaudited)
(Amounts in thousands)

	For the Six Months
	Ended June 30,
	2009	2008

Cash Flows from Operating Activities:
Net loss	$(7,044)	$(80,816)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation, depletion and amortization	23,863	45,123
Impairment of oil and gas properties	30,645	—
Deferred tax benefit	(3,596)	(58,277)
Unrealized loss on derivatives	34,095	160,328
Gain on sale of Norwegian operations	(47,144)	—
Other	11,536	8,568
Changes in operating assets and liabilities:
(Increase) decrease in receivables	2,687	(2,824)
(Increase) decrease in other current assets	6,062	(4,907)
Increase (decrease) in liabilities	(8,905)	4,759

Net Cash Provided by Operating Activities	42,199	71,954

Cash Flows From Investing Activities:
Capital expenditures	(67,337)	(32,168)
Proceeds from sales, net of cash	139,797	—
Decrease in restricted cash	18,592	—

Net Cash Provided by (Used in) Investing Activities	91,052	(32,168)

Cash Flows From Financing Activities:
Repayments of borrowings	(64,458)	(105,000)
Borrowings under debt agreements	—	88,000
Dividends paid	(5,313)	(5,313)
Financing costs paid	—	(4,282)
Other financing	(34)	(252)

Net Cash Used in Financing Activities	(69,805)	(26,847)

Net Increase in Cash and Cash Equivalents	63,446	12,939
Cash and Cash Equivalents, Beginning of Period	38,156	16,440

Cash and Cash Equivalents, End of Period	$101,602	$29,379

Cash and Cash Equivalents, End of Period:
Continuing operations	$101,602	$16,552
Discontinued operations	—	12,827

Total	$101,602	$29,379

See accompanying notes to condensed consolidated financial statements.

Endeavour International Corporation
Notes to Condensed Consolidated Financial Statements
(Unaudited)
Note 1 – General
Endeavour International Corporation (a Nevada corporation) is an independent oil and gas company engaged in the acquisition, exploration and development of energy reserves. As used in these Notes to Condensed Consolidated Financial Statements, the terms “Endeavour,” “we,” “us,” “our” and similar terms refer to Endeavour International Corporation and, unless the context indicates otherwise, its consolidated subsidiaries. The accompanying financial statements should be read in conjunction with the audited consolidated financial statements and notes included in our Annual Report on Form 10–K for the year ended December 31, 2008.
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
Management believes that it is reasonably possible that the following material estimates affecting the financial statements could change in the coming year:
•	proved oil and gas reserves,

•	expected future cash flow from proved oil and gas properties,

•	future dismantlement and restoration costs,

•	fair values used in purchase accounting; and

•	fair value of derivative instruments.
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

Endeavour International Corporation
Notes to Condensed Consolidated Financial Statements
(Unaudited)
For each of the periods presented, shares associated with stock options, warrants, convertible debt, convertible preferred stock and certain stock incentive plans are not included because their inclusion would be antidilutive.
The common shares potentially issuable arising from these instruments, which were outstanding during the periods presented in the financial statements, consisted of:

(Amounts in thousands)	June 30,
	2009	2008

Warrants, options and stock-based compensation	990	1,253
Convertible debt	36,139	34,000
Convertible preferred stock	50,000	50,000

Common shares potentially issuable	87,129	85,253

New Accounting Developments
On January 1, 2009, we adopted the following new standards without material effects on our results of operations or financial position:
•	Business combinations – Guidance related to the measurement of identifiable assets acquired, liabilities assumed and disclosure of information related to business combinations and their effect.

•	Noncontrolling interests – Guidance for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. Specifically, this statement requires the recognition of a noncontrolling interest (minority interest) as a component of consolidated equity. Similarly, the new standard requires consolidated net income and comprehensive income to be reported at amounts that include the amounts attributable to both the parent and the noncontrolling interests.

•	Expanded disclosures of derivatives – Expanded and detailed financial statement disclosures for derivatives and hedged financial instruments. This standard applies to all derivatives and non-derivative instruments designated and qualifying as hedges, including bifurcated derivative instruments and related hedged items.

•	Convertible debt – Guidance for convertible debt that may be settled in part or in whole in cash upon conversion requiring issuers of this form of debt to account for its debt and equity components separately. The new guidance also expands the definition of mandatorily redeemable convertible preferred shares that should be classified as liabilities.

•	Share-based payments – Guidance for instruments that are granted in share-based payment transactions to treat unvested share-based payment awards with non-forfeitable rights to dividend or dividend equivalents as a separate class of securities in calculating earnings per share (“EPS”). The impact of the adoption of this standard our weighted

Endeavour International Corporation
Notes to Condensed Consolidated Financial Statements
(Unaudited)
average shares outstanding and EPS were not material, therefore, we have not restated prior periods.
•	Fair Value – Framework for measuring fair value and expanded disclosures about fair value measurements. New fair value measurements are not required; rather, the provisions apply when fair value measurements are performed under other accounting pronouncements.
On June 30, 2009, we adopted the following new standard without material effects on our results of operations or financial position:
•	Subsequent Events – Standards of accounting for and disclosure of events that occur after the balance sheet date but before the financial statements are issued.
Subsequent Events
As of August 5, 2009, which is the date these financial statements were issued, we completed our review and analysis of potential subsequent events and none were identified.
Note 2 – Discontinued Operations
On May 14, 2009, we completed the divestiture of our Norwegian subsidiary, Endeavour Energy Norge AS, to Verbundnetz Gas AG for cash consideration of $150 million (the “Norway Sale”). We recognized a gain upon closing the Norway Sale of $47 million, after the allocation of $68 million of goodwill to the assets sold.
As a result of the Norway Sale, we have classified the results of operations and financial position of our Norwegian subsidiary as discontinued operations for all periods presented. The following table details selected financial data for the assets included in the Norway Sale:

Endeavour International Corporation
Notes to Condensed Consolidated Financial Statements
(Unaudited)

(Amounts in thousands)	June 30, 2009	December 31, 2008

Current Assets:
Cash	$—	$6,735
Accounts receivable	—	4,559
Prepaid expenses and other	—	5,432

	—	16,726

Long-term Assets:
Property, plant and equipment, net	—	80,611
Goodwill	—	67,994

	—	148,605

Current Liabilities:
Accounts payable	—	(3,717)
Accrued expenses and other	—	(18,514)

	—	(22,231)

Long-term Liabilities:
Deferred tax liability	—	(36,828)
Asset retirement obligation	—	(9,223)

	—	(46,051)

Net Assets and Liabilities	$—	$97,049

	For the Three Months		For the Six Months
(Amounts in thousands)	Ended June 30,		Ended June 30,
	2009	2008	2009	2008

Sales	$4,180	$30,999	$17,550	$46,445

Income before Taxes	$1,811	$21,077	$4,656	$29,907
Income Tax Expense	(2,863)	(15,440)	(5,430)	(24,537)

Income (Loss) from Operations	(1,052)	5,637	(774)	5,370

Gain on Sale	47,144	—	47,144

Net Income from Discontinued Operations	$46,092	$5,637	$46,370	$5,370

Note 3 – Stock-Based Compensation Arrangements
We grant restricted stock and stock options to employees and directors as incentive compensation. The restricted stock and options generally vest over three years. The vesting of these shares and options is dependent upon the continued service of the grantees with Endeavour.

Endeavour International Corporation
Notes to Condensed Consolidated Financial Statements
(Unaudited)
Upon the occurrence of a change in control, each outstanding share of restricted stock and stock option will immediately vest.
At June 30, 2009, total compensation costs related to awards not yet recognized was approximately $3.7 million and is expected to be recognized over a weighted average period of less than three years. Non-cash stock-based compensation is recorded in general and administrative (“G&A”) expenses or capitalized G&A as follows:

	For the Three Months		For the Six Months
(Amounts in thousands)	Ended June 30,		Ended June 30,
	2009	2008	2009	2008

G&A expense	$388	$308	$724	$604
Capitalized G&A	187	176	389	540

Total non-cash stock-based compensation	$575	$484	$1,113	$1,144

Stock Options
The fair value of each option award is estimated on the date of grant using the Black-Scholes option-pricing model. Expected volatility is based on the historical volatility of common stock prices of Endeavour for the length of the expected term. We use historical data to estimate option exercises and employee terminations within the valuation model. The risk-free rate for the expected term is the yield on the zero-coupon U.S. treasury security with a term comparable to the expected term of the option. We do not include an estimated dividend yield since we have not paid dividends on our common stock historically.
The estimated fair value of each option granted was calculated using the Black-Scholes Method. The following table summarizes the weighted average of the assumptions used in the method.

	For the Six Months Ended June 30,
	2009	2008

Risk-free rate	1.3%	3.2%
Expected years until exercise	4.3	4.25
Expected stock volatility	56%	46.0%
Dividend yield	—	—

Endeavour International Corporation
Notes to Condensed Consolidated Financial Statements
(Unaudited)
Information relating to stock options, including notional stock options, is summarized as follows:

		Weighted	Weighted
	Number of	Average	Average
	Shares	Exercise	Contractual	Aggregate
	Underlying	Price per	Life in	Intrinsic
(Amounts in thousands, except per share data)	Options	Share	Years	Value

Balance outstanding – January 1, 2009	4,807	$2.35
Granted	1,170	0.54
Exercised	(84)	0.77
Forfeited	(5)	3.43
Expired	(907)	2.06

Balance outstanding – June 30, 2009	4,981	$1.99	6.4	$1,166

Currently exercisable – June 30, 2009	2,245	$3.07	3.7	$71

The weighted average grant-date fair value of options granted for the six months ended June 30, 2009 was $0.25 per option.
Restricted Stock
At June 30, 2009, our employees and directors held 3.4 million restricted shares of our common stock that vest over the service period of up to three years. The restricted stock awards were valued based on the closing price of our common stock on the measurement date, typically the date of grant, and compensation expense is recorded on a straight-line basis over the restricted share vesting period.
Status of the restricted shares as of June 30, 2009 and the changes during the six months ended June 30, 2009 are presented below:

Endeavour International Corporation
Notes to Condensed Consolidated Financial Statements
(Unaudited)

		Weighted
		Average Grant
		Date Fair
	Number of	Value per
(Amounts in thousands, except per share data)	Shares	Share

Balance outstanding – January 1, 2009	3,966	$1.88
Granted	1,554	0.62
Vested	(2,119)	2.20
Forfeited	(46)	1.77

Balance outstanding – June 30, 2009	3,355	$1.04

Total grant date fair value of shares vesting during the period	$4,691

Note 4 — Property and Equipment
Property and equipment included the following at the indicated dates below:

		December 31,
	June 30, 2009	2008

Oil and gas properties under the full cost method:
Subject to amortization	$230,513	$239,024
Not subject to amortization:
Acquired in 2009	31,850	—
Acquired in 2008	33,946	37,288
Acquired in 2007	11,172	14,746
Acquired prior to 2007	77,606	82,522

	385,087	373,580

Other oil and gas assets	4,875	4,873

Computers, furniture and fixtures	3,584	3,238

Total property and equipment	393,546	381,691

Accumulated depreciation, depletion and amortization	(166,205)	(149,345)

Net property and equipment	$227,341	$232,346

The costs not subject to amortization relate to unproved properties and properties being made ready to be placed in service, which are excluded from amortizable capital costs until it is determined whether or not proved reserves can be assigned to such properties. We capitalized

Endeavour International Corporation
Notes to Condensed Consolidated Financial Statements
(Unaudited)
$0.7 million and $0.9 million in interest related to exploration activities for the quarters ended June 30, 2009 and 2008, respectively. For the six months ending June 30, 2009 and 2008, $1.7 million and $2.0 million, respectively, was capitalized in interest related to exploration. We capitalized $1.7 million and $1.8 million in certain employee costs directly related to exploration activities for the quarters ended June 30, 2009 and 2008, respectively. We capitalized $3.4 million and $4.0 million in certain employee costs directly related to exploration activities for the six months ended June 30, 2009 and 2008, respectively.
In the first quarter of 2009, we recorded $29.4 million in impairment of oil and gas properties, pre-tax, through the application of the full cost ceiling test at the end of the quarter. The prices used to determine the impairment were $46.52 per barrel for oil and $6.37 per Mcf for gas. While our commodity derivatives had a fair value of $31.4 million at March 31, 2009, these derivatives were not included in the calculation of the full cost ceiling test as the derivatives are not accounted for as cash flow hedges. In the second quarter of 2009, we recorded $1.2 million in impairment of oil gas properties, pre-tax, related to dry hole costs in the United States.
Note 5 – Debt Obligations
Our debt consisted of the following at the indicated dates:

	June 30,	December 31,
(Amounts in thousands)	2009	2008

Senior notes, 6% fixed rate, due 2012	$81,250	$81,250
Senior bank facility, variable rate, due 2011	48,542	113,000
Convertible bonds, due 2014	47,091	44,496

	176,883	238,746
Less: debt discount	(9,373)	(10,891)
Less: current maturities	—	(13,000)

Long-term debt	$167,510	$214,855

Standby letters of credit outstanding for abandonment liabilities	$33,924	$30,115

The capacity and amounts available under our senior bank facility is subject to a number of considerations, including certain borrowing base limitations. Our borrowing base is primarily established through the evaluation of all of our oil and gas assets which are used as collateral to support the senior bank facility. This borrowing base is subject to a redetermination every six months (on April 1 and October 1) with an independent reserve report required every 12 months. At June 30, 2009, the borrowing base capacity was $63.5 million.

Endeavour International Corporation
Notes to Condensed Consolidated Financial Statements
(Unaudited)
The fair value of our debt obligations was $152 million and $191 million at June 30, 2009 and December 31, 2008, respectively. The fair values of long-term debt were determined based upon quotes obtained from brokers for our senior notes, discounted cash flows for our 11.5% convertible debt and book value for other debt. Book value approximates fair value for our senior bank facility and second lien term loan as these instruments bear interest at a market rate.
Note 6 – Asset Retirement Obligations
Our asset retirement obligations relate to obligations for the future plugging and abandonment of oil and gas properties. The following table provides a rollforward of our asset retirement obligations for the six months ended June 30, 2009 and 2008:

	Six Months Ended June 30,
	2009	2008

Carrying amount of asset retirement obligations as of beginning of period	$38,776	$30,790
Accretion expense	2,044	1,454
Impact of foreign currency exchange rate changes	4,998	101
Payment of asset retirement obligation	(3,959)	—
Sale of assets	(248)	—

Carrying amount of asset retirement obligations as of end of period	$41,611	$32,345

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

Endeavour International Corporation
Notes to Condensed Consolidated Financial Statements
(Unaudited)

Level 3:	If valuations require inputs that are both significant to the fair value measurement and less observable from objective sources, we must estimate prices based on available historical and near-term future price information and certain statistical methods that reflect our market assumptions.
Financial assets and liabilities are classified based on the lowest level of input that is significant to the fair value measurement. The following table summarizes the valuation of our investments and financial instruments by pricing levels as of June 30, 2009:

	Quoted Market Prices	Significant Other	Significant
	in Active Markets –	Observable Inputs –	Unobservable Inputs	Total Fair
	Level 1	Level 2	– Level 3	Value

Oil and gas derivative contracts:
Oil and gas swaps	$—	$(5,161)	$—	$(5,161)
Oil and gas collars	—	5,975	3,468	9,443
Interest rate swaps	—	(793)	—	(793)
Embedded derivatives	—	—	(22,040)	(22,040)

Total derivative liabilities	$—	$21	$(18,572)	$(18,551)

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
The following is a reconciliation of changes in fair value of net derivative assets and liabilities classified as Level 3:

Six Months Ended June 30,
2009

Balance at beginning of period	$(12,057)
Total gains or losses (realized/unrealized):
Included in earnings	(6,515)

Balance at end of period	$(18,572)

Changes in unrealized gains (losses) relating to derivative assets and liabilities still held at June 30, 2009	$(5,618)

Endeavour International Corporation
Notes to Condensed Consolidated Financial Statements
(Unaudited)
Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis
Certain assets and liabilities are reported at fair value on a nonrecurring basis in our consolidated balance sheets. The following methods and assumptions were used to estimate the fair values:
Asset Retirement Obligations — The initial measurement of asset retirement obligations at fair value is calculated using discounted cash flow techniques and is based on internal estimates of future retirement costs associated with oil and gas properties. Significant Level 3 inputs used in the calculation of asset retirement obligations include plugging costs and reserve lives. A reconciliation of our asset retirement obligations is presented in Note 6.
Goodwill — Goodwill is tested annually at year end for impairment. The first step of that process is to compare the fair value of the reporting unit to which goodwill has been assigned to the carrying amount of the associated net assets and goodwill. Significant Level 3 inputs are used in the determination of the fair value of the reporting unit, including present values of expected cash flows from operations.
Note 8 – Derivative Instruments
From time to time, we manage fluctuations in derivative financial instruments with respect to a portion of our oil and gas production or a portion of our variable rate debt to achieve a more predictable cash flow by reducing our exposure to price fluctuations. These transactions are likely to be swaps, collars or options and to be entered into with major financial institutions or commodities trading institutions. Derivative financial instruments are intended to reduce our exposure to declines in the market prices of our crude oil and natural gas sales and increases in interest rates and to manage cash flows in support of our annual capital expenditure budget. We also have two embedded derivatives related to our debt instruments. Additionally, we have an interest rate swap that is accounted for as a cash flow hedge.
The fair market value of these derivative instruments is included in our balance sheet as follows:

	June 30,	December 31,
	2009	2008

Derivatives not designated as hedges:
Oil and gas commodity derivatives:
Assets:
Prepaid expenses and other current assets	$14,042	$31,649
Other assets – long-term	—	1,702
Liabilities:
Other liabilities – short-term	(1,528)	—
Other liabilities – long-term	(8,232)	(2,375)

	$4,282	$30,976

Endeavour International Corporation
Notes to Condensed Consolidated Financial Statements
(Unaudited)

	June 30,	December 31,
	2009	2008

Embedded derivatives related to debt instrument
Liabilities:
Other liabilities – long-term	(22,040)	(14,640)

Derivatives designated as cash flow hedge:
Interest rate swap
Liabilities:
Accrued expenses and other	(793)	(1,334)
If all counterparties failed to perform, our maximum loss would be $14.0 million as of June 30, 2009.
The effect of the derivatives not designated as hedges on our results of operations was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008

Derivatives not designated as hedges:
Oil and gas commodity derivatives
Realized gains (losses) on derivative instruments	9,114	(14,494)	21,050	(17,644)
Unrealized gains (losses) on derivative instruments	(27,092)	(121,876)	(26,695)	(152,188)

	(17,978)	(136,370)	(5,645)	(169,832)

Embedded derivatives related to debt instrument
Unrealized gains (losses) on derivative instruments	(5,630)	(8,810)	(7,400)	(8,140)

The effect of derivatives designated as cash flow hedges on our results of operations and other comprehensive income was as follows:

		Three Months Ended		Six Months Ended
		June 30,		June 30,
	Location of
	Reclassification
	into Income	2009	2008	2009	2008

Interest rate swap
(Gain) loss recognized in other comprehensive income, net of tax		$(207)	$460	$(71)	$(506)
(Gain) loss reclassified from accumulated other comprehensive income into income	Interest expense	(376)	(211)	(757)	(319)

Endeavour International Corporation
Notes to Condensed Consolidated Financial Statements
(Unaudited)
We did not exclude any component of the hedging instruments’ gain or loss when assessing effectiveness. The ineffective portion of the hedges is not material for the periods presented and is included in other income (expense).
As of June 30, 2009, our outstanding commodity derivatives covered approximately 1,420 Mbbls and 3,058 MMcf cumulative through 2011 and consist of a combination of fixed price swaps and collars. These include two oil swaps, one gas swap, and three oil and five gas collars, all with BNP Paribas.
We have an interest rate swap with BNP Paribas for a notional amount of $37.5 million whereby we pay a fixed rate of 5.05% and receive three-month LIBOR through November 2009.
Additional information regarding our derivative instruments is presented in Note 7 to these Condensed Consolidated Financial Statements.
Note 9 – Supplemental Cash Flow Information
Cash paid during the period for interest and income taxes was as follows:

(Amounts in thousands)	For the Six Months Ended June 30,
	2009	2008

Interest paid	$3,753	$10,525

Income taxes paid	$3,654	$6,028

The net cash flows provided by operating activities are primarily impacted by the earnings from our business activities. The cash flows provided by operating activities decreased to $42.2 million for the six months ended June 30, 2009 as compared to $72.0 million for the six months ended June 30, 2008 primarily due to a decrease in cash flows from decreased revenues as a result of lower commodity prices.
The cash provided by or used in investing activities represents proceeds from the sale of our discontinued operations, expenditures for capital projects and decreases to restricted cash under escrow for our rig commitments.
The cash used in financing activities consists of borrowings and repayments of debt, payments of preferred dividends and payment of financing costs.

Endeavour International Corporation
Notes to Condensed Consolidated Financial Statements
(Unaudited)
Note 10 – Comprehensive Loss
Excluding net income (loss), our source of comprehensive income (loss) is the net unrealized loss on derivative instruments and marketable securities, which are classified as available-for-sale. The following summarizes the components of comprehensive income (loss):

	For the Three Months		For the Six Months Ended
(Amounts in thousands)	Ended June 30,		June 30,
	2009	2008	2009	2008

Net income (loss)	$9,820	$(64,024)	$(7,044)	$(80,816)

Unrealized (gain) loss on interest rate swap derivative instrument, net of tax	(207)	460	(71)	(506)
Unrealized loss on marketable securities, net of tax	—	1,226	—	1,226
Reclassification adjustment for (income) loss realized in net loss above	376	211	757	319

Net impact on comprehensive income (loss)	169	1,897	686	1,039

Comprehensive income (loss)	$9,651	$(62,127)	$(6,358)	$(79,777)

Note 11 – Commitments and Contingencies
Rig Commitment
We have a commitment for 69 days use of a drilling rig in our North Sea operations that we expect to utilize in late 2009. We have $2 million in escrow toward this commitment, included in “Restricted Cash” on our Condensed Consolidated Balance Sheet. The reserved amounts in escrow will be released as payments are made for this drilling activity.
Participation Agreement
In April 2009, we executed an agreement with Caza Petroleum Inc., a subsidiary of Caza Oil and Gas, Inc., (“Caza”) to participate in a jointly established exploration and development program covering Caza’s onshore acreage position and opportunity portfolio in the United States. During the initial two-year term of the agreement, we have the option but not the obligation to participate in the acquisition, exploration and appraisal activities of selected assets. Caza provides economic and engineering analysis on projects submitted for our selection. We receive 75% of Caza’s interest in exchange for $250,000 per month and payment of our share of all external costs on any projects we select.
Contingencies
Hess Limited, the operator of the facility supporting production from the Ivanhoe, Rob Roy, and Hamish fields, (collectively, “IVRRH”), has advised us that there has been a mis-measurement of the volumes of oil produced from the IVRRH fields. At June 30, 2009 the estimate of our liability from this mis-measurement was $4.1 million.

Endeavour International Corporation
Item 2: Management’s Discussion and Analysis of Financial Condition and Results of Operations
Unless the context otherwise requires, references to “Endeavour,” “we,” “us,” “our” and similar terms refer to Endeavour International Corporation and, unless the context indicates otherwise, any of our consolidated subsidiaries or partnership interests. The following discussion should be read in conjunction with our unaudited Condensed Consolidated Financial Statements and related notes thereto included elsewhere in this report. The following discussion also includes non-GAAP financial measures, which may not be comparable to similarly titled measures presented by other companies. Accordingly, we strongly encourage investors to review our financial statements in their entirety and not rely on any single financial measure.
Overview
We are an international oil and gas exploration and production company focused on the acquisition, exploration and development of energy reserves in the North Sea and United States. To date, we have invested a significant amount of our resources on various development, acquisition and exploration projects.
On May 14, 2009, we completed the sale of our Norwegian subsidiary, Endeavour Energy Norge AS, to Verbundnetz Gas AG for cash consideration of $150 million (the “Norway Sale”). We recognized a gain upon closing the Norway Sale of $47 million, after the allocation of $68 million of goodwill to the assets sold.
Our revenues and cash flows from operating activities are very sensitive to changes in prices received for our products. Market prices for both oil and natural gas have significantly declined since mid 2008 as a result of the global economic decline. Accordingly, revenues have decreased from $101.2 million in the first six months of 2008 to $34.4 million in the same period of 2009. With our various oil and gas derivative instruments, discretionary cash flow did not drop as precipitously as revenue. Discretionary cash flow was $42.4 million for the first six months of 2009 as compared to $74.9 million for the same period in 2008.
Our net income can be significantly affected by various non-cash items, such as unrealized gains and losses on our derivatives, impairment of oil and gas properties, currency impact of long-term liabilities and deferred taxes. Net loss to common shareholders for the first six months of 2009 was $12.4 million, or $0.10 per share. For the first six months of 2008, net loss to common shareholders was $86.2 million, or $0.68 per share. The net loss for 2009 reflects a smaller unrealized loss on the mark-to-market of commodity derivatives, an impairment of oil and gas properties of $30.6 million and $47 million in gain on sale of our discontinued operations. Net loss as adjusted for the six months ended June 30, 2009 would have been $34.5 million without the effect of derivative transactions, impairment of oil and gas properties and currency impacts of deferred taxes as compared to net income as adjusted of $0.7 million for the same period in 2008. Adjusted EBITDA decreased to $28.5 million for the six months ended June 30, 2009 from $58.7 million for 2008. For definitions of Adjusted EBITDA and Discretionary Cash Flow, and a reconciliation of Adjusted EBITDA to net income as adjusted, please see “Reconciliation of Non-GAAP Accounting Measures.”

Endeavour International Corporation
The cash flows provided by operating activities decreased to $42.1 million for the six months ended June 30, 2009 as compared to $72.0 million for the same period in 2008 primarily due to significant decreases in revenues as a result of lower commodity prices.
Results of Operations
The following table shows our average sales volumes and sales prices for our operations for the periods presented.

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008

Sales volume (1):
Oil and condensate sales (Mbbls):
United Kingdom	234	332	412	598
United States	—	—	1	—

Continuing operations	234	332	413	598
Discontinued operations — Norway	87	246	310	342

Total	321	578	723	940

Gas sales (MMcf):
United Kingdom	1,071	1,644	2,148	3,679
United States	60	—	111	—

Continuing operations	1,131	1,644	2,259	3,679
Discontinued operations — Norway	153	467	686	1,065

Total	1,284	2,111	2,945	4,744

Oil equivalent sales (MBOE):
United Kingdom	413	606	770	1,211
United States	10	—	20	—

Continuing operations	423	606	790	1,211
Discontinued operations — Norway	112	324	424	520

Total	535	930	1,214	1,731

Total BOE per day	5,877	10,222	6,710	9,509

Endeavour International Corporation

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008

Physical production volume (BOE per day):
United Kingdom	3,995	6,123	4,132	6,678
United States	41	—	65	—

Continuing Operations	4,036	6,123	4,197	6,678
Discontinued operations — Norway	1,324	2,791	2,332	2,843

Total	5,360	8,914	6,529	9,521

Realized Prices (2):
Oil and condensate price ($ per Bbl):
Before commodity derivatives	$50.83	$105.45	$45.74	$99.44
Effect of commodity derivatives	18.88	(20.57)	22.00	(19.42)

Realized prices including commodity derivatives	$69.71	$84.88	$67.74	$80.02

Gas price ($ per Mcf):
Before commodity derivatives	$4.64	$12.01	$6.41	$11.41
Effect of commodity derivatives	2.38	(1.23)	1.74	0.13

Realized prices including commodity derivatives	$7.02	$10.78	$8.15	$11.54

Equivalent oil price ($ per BOE):
Before commodity derivatives	$41.62	$92.82	$42.79	$85.29
Effect of commodity derivatives	17.04	(15.58)	17.34	(10.20)

Realized prices including commodity derivatives	$58.66	$77.24	$60.13	$75.09

(1)	We record oil revenues on the sales method, i.e. when delivery has occurred. Actual production may differ based on the timing of tanker liftings. We use the entitlements method to account for sales of gas production.

(2)	The average sales prices reflect both our continuing and discontinued operations and include gains and losses for derivative contracts we utilize to manage price risk related to our future cash flows.
Our revenues and cash flows from operating activities are very sensitive to changes in the prices we receive for the oil and natural gas we produce. Our production is sold at prevailing market prices which may be volatile and subject to numerous factors which are outside of our control. Further, the current tightly balanced supply and demand market allows a small variation in supply or demand to significantly impact the market prices for these commodities. While market prices for both oil and natural gas were at historically high levels in 2007 and early 2008, both oil and natural gas prices have significantly declined as a result of diminished demand and the global economic downturn.
The markets in which we sell our oil and natural gas also materially impact our revenues and cash flows. Oil trades on a worldwide market and consequently, price movements for all types and grades of crude oil generally trend in the same direction and within a relatively narrow price range. However, natural gas prices vary among geographic areas as the prices received are largely impacted by local supply and demand conditions as the global transportation infrastructure for this commodity is still developing. As such, the oil we produce and sell is typically in line with global prices, whereas our natural gas is to a large extent impacted by regional supply and demand issues and to a lesser extent global fuel prices, including oil and

Endeavour International Corporation
coal. Specifically, we sell a majority of our gas into the UK market, which is very sensitive to and impacted by tighter European gas supplies and gas deliveries from Russia. Therefore, the price for natural gas in the UK market is typically higher than the price for natural gas in other geographic regions and markets, including the U.S.
For the second quarter of 2009 and 2008, we had sales volume of 4,600 BOE per day and 6,700 BOE per day, respectively, for our continuing operations. Our physical daily production for our continuing operations was approximately 4,036 BOE and 6,123 BOE for the second quarter of 2009 and 2008, respectively. The decrease in sales volume is primarily attributable to maintenance down time at Goldeneye, the timing of liftings and the suspension of production at IVRRH, Renee and Rubie. The production from IVRRH, Renee and Rubie has been suspended until the development activities at Rochelle are operational which we currently anticipate to be late 2010. After the start of Rochelle production, we expect to re-develop these fields if commercially advisable and practicable.
During the six months ended June 30, 2009, we realized $21.1 million in gains on the settlement of commodity derivatives, compared to $17.6 million in losses for the same period in 2008. In the second quarter of 2009, we also recognized $9.1 million in gains on the mark-to-market of our commodity derivatives versus a loss of $14.5 million for the same period in 2008.
Expenses
Operating expenses decreased to $4.4 million for the second quarter of 2009 as compared to $9.2 million in the second quarter of 2008. For the six months ending June 30, 2009, operating expenses decreased to $10.6 million as compared to $16.5 million for the same period in 2008. Operating costs per BOE decreased from $15.14 per BOE in the second quarter of 2008 to $10.41 per BOE in the second quarter of 2009, and from $13.64 per BOE for the six months ending June 30, 2008 to $13.40 per BOE for the six months ending June, 30, 2009. The decrease in operating expenses from 2008 to 2009 is primarily due to the suspension of production at the IVRRH and Rubie fields, which were our highest operating cost fields.
DD&A expense decreased to $7.9 million from $19.5 million for the second quarter of 2009 and 2008, respectively, reflecting the lower sales volumes and the decrease in our DD&A rate per BOE after the impairments recorded in the fourth quarter 2008 and first quarter 2009. DD&A for the six months of 2009 had similar declines versus the same period in 2008.
General and administrative (“G&A”) expenses increased to $4.1 million during the second quarter of 2009 as compared to $3.8 million for the corresponding period in 2008. G&A expenses increased to $8.0 million during the six months ended June 30, 2009 as compared to $7.6 million for the corresponding period in 2008. This increase primarily resulted from higher compensation expense due to increase in headcount associated with the expanding development projects in the U.K. Components of G&A expenses for these periods are as follows:

Endeavour International Corporation

	For the Three Months		For the Six Months
(Amounts in thousands)	Ended June 30,		Ended June 30,
	2009	2008	2009	2008

Compensation	$3,378	$2,860	$6,789	$6,195
Consulting, legal and accounting fees	1,091	948	1,992	1,867
Occupancy costs	272	306	496	621
Other expenses	536	1,093	977	2,043

Total gross cash G&A expenses	5,277	5,207	10,254	10,726

Non-cash stock-based compensation	575	484	1,113	849

Gross G&A expenses	5,852	5,691	11,367	11,575
Less: capitalized G&A expenses	(1,737)	(1,846)	(3,417)	(4,022)

Net G&A expenses	$4,115	$3,845	$7,950	$7,553

Interest expense decreased by $5.7 million to $8.1 million for the six months ended June 30, 2009 as compared to $13.8 million for the corresponding period in 2008 due to the repayment of debt following the Norway Sale and costs related to our early retirement of the Second Lien Term Loan in 2008 of $4.3 million.

Endeavour International Corporation
Income Taxes
The following summarizes the components of tax expense (benefit):

(Amounts in thousands)	UK	U.S.	Other	Total

Six Months Ended June 30, 2009
Net loss before taxes from continuing operations	$(46,620)	$(3,780)	$(13,050)	$(63,450)

Current tax benefit	(408)	—	—	(408)
Deferred tax benefit	(18,637)	—		(18,637)
Foreign currency losses on deferred tax liabilities	9,009	—	—	9,009

Total tax benefit	(10,036)	—	—	(10,036)

Net loss from continuing operations	$(36,584)	$(3,780)	$(13,050)	$(53,414)

Six Months Ended June 30, 2008
Net loss before taxes from continuing operations	$(136,434)	$(3,140)	$(13,543)	$(153,117)

Current tax expense	1,867	—	—	1,867
Deferred tax benefit	(68,958)	—	—	(68,958)
Foreign currency losses on deferred tax liabilities	160	—	—	160

Total tax benefit	(66,931)	—	—	(66,931)

Net loss from continuing operations	$(69,503)	$(3,140)	$(13,543)	$(86,186)

The change in income tax benefit from $66.9 million to $10.0 million for the first six months of 2008 and 2009, respectively, is primarily the result of lower deferred tax benefits on decreased unrealized losses on derivatives, partially offset by decreased income resulting from lower commodity prices and the effect of foreign currency changes on the deferred tax liabilities as a result of the strengthening of the British pound versus the U.S. dollar.
In 2009 and 2008, we did not record any income tax benefits in the U.S. as there was no assurance that we could generate any U.S. taxable earnings, resulting in a full valuation allowance of deferred tax assets generated.
As our deferred tax liabilities are denominated in their respective currencies, we revalue those deferred tax liabilities to the applicable foreign currency exchange rate at the end of each period. Those foreign currency gains and losses are included in income tax expense as shown above.

Endeavour International Corporation
Reconciliation of Non-GAAP Measures
Net income can be significantly affected by various non-cash items, such as unrealized gains and losses on our commodity derivatives, currency impact of long-term liabilities and deferred taxes. Given the significant impact that non-cash items may have on our net income, we use various measures in addition to net income, including non-financial performance indicators and non-GAAP measures as key metrics to manage our business. These key metrics demonstrate the company’s ability to maintain or grow production levels and reserves, internally fund capital expenditures and service debt as well as provide comparisons to other oil and gas exploration and production companies. These measures include, among others, debt and cash balances, production levels, oil and gas reserves, drilling results, Discretionary Cash Flow, adjusted earnings before interest, taxes, depreciation, depletion and amortization (“Adjusted EBITDA”) and Net Income as Adjusted.
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

Endeavour International Corporation
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

	For the Three Months		For the Six Months
(Amounts in thousands)	Ended June 30,		Ended June 30,
	2009	2008	2009	2008

Net income (loss)	$9,820	$(64,024)	$(7,044)	$(80,816)

Depreciation, depletion and amortization	7,804	23,720	23,863	45,123
Impairment of oil and gas properties	1,244	—	30,645	—
Deferred tax benefit	4,827	(55,133)	(3,596)	(58,277)
Gain/Loss on asset sales	(47,144)	—	(47,144)	—
Unrealized loss on derivative instruments	32,722	130,686	34,095	160,328
Other	9,690	3,366	11,535	8,568

Discretionary Cash Flow (1)	$18,963	$38,615	$42,354	$74,926

Net income (loss) to common shareholders	$7,124	$(66,733)	$(12,409)	$(86,220)

Impairment of oil and gas properties (net of tax) (2)	1,244	—	15,945	—
Unrealized losses on derivatives (net of tax)(3)	19,176	69,748	20,747	84,234
Currency impact on deferred taxes	10,955	81	10,250	2,722

Net Income (Loss), as Adjusted	$38,499	$3,096	$34,533	$736

Endeavour International Corporation

	For the Three Months		For the Six Months
(Amounts in thousands)	Ended June 30,		Ended June 30,
	2009	2008	2009	2008
Net income (loss) to common shareholders	$7,124	$(66,733)	$(12,409)	$(86,220)

Unrealized losses on derivatives	32,722	130,686	34,095	160,328
Net interest expense	4,186	5,183	8,071	13,139
Depreciation, depletion and amortization	7,858	19,503	19,182	38,391
Impairment of oil and gas properties	1,244	—	30,645	—
Income tax expense (benefit)	916	(58,304)	(10,036)	(66,931)
(Income) loss from discontinued operations	(46,092)	(5,637)	(46,370)	(5,370)
Preferred stock dividends	2,696	2,709	5,365	5,405

Adjusted EBITDA	$10,654	$27,407	$28,543	$58,742

(1)	Discretionary cash flow is equal to cash flow from operating activities before the changes in operating assets and liabilities.

(2)	Net of tax benefits of $14,701 for the six months ended June 30, 2009.

(3)	Net of tax benefits of $13,546, $60,938, $13,348 and $76,094, respectively.
Liquidity and Capital Resources
The following table summarizes our net cash flows from operating, investing and financing activities for the periods indicated. For additional details regarding the components of our primary cash flow amounts, see the Condensed Consolidated Statements of Cash Flows under Item 1 of this report.

(Amounts in thousands)	For the Six Months Ended June 30,
	2009	2008

Net cash provided by Operating Activities	$42,199	$71,954

Net cash provided by (used in) Investing Activities	$91,052	$(32,168)

Net cash used in Financing Activities	$(69,805)	$(26,847)

The net cash flows provided by operating activities are primarily impacted by the earnings from our business activities. The cash flows provided by operating activities decreased to $42.2 million for the six months ended June 30, 2009 as compared to $72.0 million for the six months ended June 30, 2008 primarily due to decreased revenues as a result of lower commodity prices.
The cash provided by or used in investing activities represents the proceeds from the Norway Sale, expenditures for capital projects, as discussed in “Drilling Program” below, and decreases to restricted cash under escrow for our rig commitments. For the six months ended June 30, 2009, cash provided by investing activities includes $139.8 million in proceeds from the Norway Sale, net of expenses and cash sold.
The cash used in financing activities consists of borrowings and repayments of debt, payments of preferred dividends and payment of financing costs. For the six months ended June 30, 2009, net cash used by financing activities includes $64.5 million in repayments under our borrowing base facility. These repayments were funded through a combination of cash on hand and net proceeds from the Norway Sale. At June 30, 2009, the borrowing base capacity was $63.5 million with $48.5 million outstanding.
Operating, Investing and Financing Activities include the net cash flows from our discontinued operations. For the six months ended June 30, 2009, our discontinued operations had net cash flows provided by operating activities of approximately $9 million offset by net cash used by investing activities of approximately $9 million, excluding the proceeds from the sale. We do not expect the sale of our discontinued operations to have a material effect on cash flows for the remainder of 2009. For the six months ended June 30, 2008, our discontinued operations had net cash flows provided by operating activities of $31 million offset by $19 million in net cash used by investing activities.

Endeavour International Corporation
Drilling Program
We design our drilling program to maintain a balanced portfolio along multiple fronts, including:
•	Value creation, such as net present value per BOE and internal return rate of return;

•	Lead time from initial acquisition to first production;

•	Ownership interest, risks and rewards, for example lower interests in high risk projects;

•	Financial impact, for example finding costs per BOE and timing of capital commitments;

•	Growth opportunities, i.e. a successful well unlocks a play and supplies a string of future drill locations;

•	Gas versus oil; and

•	UK and US.
Our UK North Sea portfolio generally provides greater financial impact but requires longer lead times to first production. Our US activity has been chosen to provide a significantly shorter lead times but is likely to have less financial impact as the wells are both, on average, less expensive and have less reserve potential than our UK portfolio.
We currently anticipate spending approximately $65 — $75 million during 2009 to fund oil and gas exploration, production and development activities, with $42 million incurred through June 30, 2009 (including $9 million incurred by our Norwegian assets). We plan to drill approximately 10 wells per year during 2009 and 2010 in the United Kingdom sector of the North Sea and onshore United States.
Our drilling program for the first half of 2009 concentrated on appraisal drilling at two of our UK development projects, Rochelle and Cygnus. The program also included exploratory drilling in the UK and the US. For the last half of 2009, we expect to continue our US activity in our three exploratory focus areas in Texas, Louisiana and New Mexico and drill exploratory wells in the UK at Maureen and Deacon.
We have an agreement with Caza to participate in a jointly established exploration and development program covering Caza’s onshore acreage position and opportunity portfolio in the United States. During the initial two-year term of the agreement, we have the option but not the obligation to participate in the acquisition, exploration and appraisal activities of selected assets.
As in 2008, we intend to finance this capital program through our cash flow generated from operations and cash on hand. To the extent our cash flow from operations is unable to completely finance our capital program, we intend to postpone certain proposed capital projects until our capital spending does not exceed our available resources. However, we believe our existing production base, combined with our commodity derivatives in place, should generate sufficient cash flows to fund our ongoing operations and capital program.
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
Rig Commitments
We have a commitment for 69 days use of a drilling rig in our North Sea operations that we expect to utilize in late 2009. We have $2 million in escrow toward this commitment, included in “Restricted Cash” which will be released as payments are made for this drilling activity.

Endeavour International Corporation
2009 Outlook
The table below sets forth a range of estimates for the company’s operating statistics for the full year ending December 31, 2009 following the completion of the Norway Sale.

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
Our IVRRH, Renee and Rubie fields all produce to a single floating production facility that has experienced significant increases in operating costs in recent periods. With the decline in oil prices and rising operating costs, the operator ceased operations and began removal and salvage procedures at that floating production facility. The removal of the facility was completed in July 2009. As a result, we suspended production at these fields during the first quarter of 2009. The production from these fields will be suspended until the development activities at Rochelle are operational, which we currently anticipate to be late 2010. After the start of Rochelle production, we expect to re-develop IVRRH, Renee and Rubie if commercially advisable and practicable. We also expect to incur approximately $10 million of abandonment costs for the facility, before salvage value, by mid 2010. As of June 30, 2009, we have spent approximately $4.0 million of abandonment costs.
Disclosures About Contractual Obligations and Commercial Commitments
See “Drilling Program” for a discussion of our rig commitments and planned expenditures.
Cautionary Statement for Forward-Looking Statements
The information contained in this Quarterly Report on Form 10-Q and in other public statements by Endeavour and our officers or directors includes or may contain certain forward-looking statements. The words “may,” “will,” “expect,” “anticipate,” “believe,” “continue,” “estimate,” “project,” “intend,” and similar expressions used in this Quarterly Report are intended to identify forward-looking statements within the meaning of Section 27A of the U.S. Securities Act of

Endeavour International Corporation
1933, as amended, and Section 21E of the U.S. Securities Exchange Act of 1934, as amended. You should not place undue reliance on these forward-looking statements, which speak only as of the date made. We undertake no obligation to update these forward-looking statements to reflect events or circumstances after the date they are made or to reflect the occurrence of unanticipated events. You should also know that such statements are not guarantees of future performance and are subject to risks, uncertainties and assumptions. These factors include, but are not limited to, those risks described in detail below and in the our Annual Report on Form 10-K for the year ended December 31, 2008 under the caption “Risk Factors” and other filings with the Securities and Exchange Commission. These risk factors include, among others, our ability to replace reserves and sustain production; the level of our indebtedness; the availability of capital on an economic basis to fund reserve replacement costs; uncertainties in evaluating oil and natural gas reserves of acquired properties and associated potential liabilities; unsuccessful exploration and development drilling; and production interruptions that could adversely affect our cash flow. Should any of these risks or uncertainties materialize, or should any of these assumptions prove incorrect, actual results may differ materially from those included within the forward-looking statements.
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

Endeavour International Corporation
At June 30, 2009, we had the following commodity derivative instruments outstanding:

	2009	2010	2011	Total

Oil:
Fixed Price Swaps (Mbbl)	159	573	487	1,220
Weighted Average Price ($/Barrel)	$69.08	$68.39	$66.01	$67.53

Costless Collar (Mbbl)	200	—	—	200
Weighted Average Ceiling Price ($/Barrel)	$121.88	$—	$—	$121.88
Weighted Average Floor Price ($/Barrel)	$100.00	$—	$—	$100.00

Gas: (1)
Fixed Price Swap (MMcf)	694	1,032	627	2,353
Weighted Average Price ($/Mcf)	$8.63	$8.82	$8.45	$8.67

Costless Collar (MMcf)	706	—	—	706
Weighted Average Ceiling Price ($/Mcf)	$14.93	—	—	$14.93
Weighted Average Floor Price ($/Mcf)	$10.50	—	—	$10.50

(1)	Gas derivative contracts are designated in therms and have been converted to Mcf at a rate of 10 therm to 1 Mcf. The exchange rate at June 30, 2009 was $1.65 to £1.00.
Interest Rate Risk
We are exposed to changes in interest rates. Changes in interest rates affect the interest earned on cash and cash equivalents and the interest rate paid on borrowings under debt.
At June 30, 2009, we had an interest rate swap for a notional amount of $37.5 million whereby we pay a fixed rate of 5.05% and receive three-month LIBOR through November 2009. A 250 change in basis points on LIBOR would not result in a material change in our results of operations.
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
(i) that our disclosure controls and procedures are designed to ensure that information we are required to disclose in our reports filed or submitted under the Securities Exchange Act of 1934, as amended, is (a) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and (b) is

Endeavour International Corporation
accumulated and communicated to our management, including the CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure; and
(ii) that our disclosure controls and procedures were effective as of June 30, 2009.
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
Item 4: Submission of Matters to a Vote of Security Holders
At the May 29, 2009 Annual Meeting of Stockholders, our stockholders voted on two matters: the election of two Class II directors to each serve three-year terms; and the ratification of the appointment of an independent registered public accounting firm for the year ending December 31, 2009.
Votes were cast as follows:

(1)	Election of two Class II Directors*:

			Broker
			Non-
	For	Withheld	Votes
Election as a Director of the Company of:
John Seitz	120,478,406	1,318,002	—
Nancy Quinn	114,070,533	7,725,875	—

*	Those directors whose term of office continued were as follows: John B. Connally, Leiv L. Nergaard, Charles Hue-Williams, William L. Transier and Thomas D. Clark, Jr.
(2)	Ratification of the appointment of KPMG LLP as the independent registered public accounting firm for 2009:

Endeavour International Corporation

For	Withheld	Abstained
121,341,082	244,263	211,062
Item 6: Exhibits
The exhibits marked with the asterisk symbol (*) are filed or furnished (in the case of Exhibits 32.1 and 32.2) with this Form 10-Q.

3.1(a)	Amended and Restated Articles of Incorporation (Incorporated by reference to Exhibit 3.2 of our Quarterly Report on Form 10-Q (Commission File No. 001-32212) for the quarter ended June 30, 2004.)

3.1(b)	Certificate of Amendment dated June 1, 2006 (Incorporated by reference to Exhibit 4.2 of our Registration Statement on Form S-3 (Commission File No. 333-139304) filed on December 13, 2006.)

3.2	Amended and Restated Bylaws (Incorporated by reference to Exhibit 3.4 to our Current Report on Form 8-K (Commission File No. 001-32212) filed on November 6, 2006.)

31.1 *	Certification of William L. Transier, Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2 *	Certification of J. Michael Kirksey, Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1 *	Certification of William L. Transier, Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2 *	Certification of J. Michael Kirksey, Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
Signatures
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
Endeavour International Corporation

Date: August 5, 2009	/s/ J. Michael Kirksey J. Michael Kirksey Executive Vice President and Chief Financial Officer (Principal Financial Officer)	/s/ Robert L. Thompson Robert L. Thompson Senior Vice President and Chief Accounting Officer (Principal Accounting Officer)