Form 10-Q
period 2009-09-30
ENDEAVOUR INTERNATIONAL CORP
filed 2009-11-06
CIK 1112412

United States
Securities and Exchange Commission
Washington, D.C. 20549
Form 10-Q
(Mark One)

☑	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the Quarterly Period Ended September 30, 2009
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
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☑ Yes ☐ No
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). ☐ Yes ☐ No
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act (check one):

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☑ No
As of November 6, 2009, 131,150,229 shares of the registrant’s common stock were outstanding.

Quantities of natural gas are expressed in this report in terms of thousand cubic feet (Mcf) and million cubic feet (MMcf). Oil is quantified in terms of barrels (Bbls) and thousands of barrels (Mbbls). Natural gas is compared to oil in terms of barrels of oil equivalent (BOE), thousand barrels of oil equivalent (MBOE) or million barrels of oil equivalent (MMBOE). One barrel of oil is the energy equivalent of six Mcf of natural gas. With respect to information relating to our working interest in wells or acreage, “net” oil and natural gas wells or acreage is determined by multiplying gross wells or acreage by our working interest therein.

Part I: Financial Information

Item 1: Financial Statements
Endeavour International Corporation
Condensed Consolidated Balance Sheets
(Unaudited)
(Amounts in thousands)

	September 30,	December 31,
	2009	2008

Assets
Current Assets:
Cash and cash equivalents	$77,805	$31,421
Restricted cash	374	20,739
Accounts receivable	12,185	22,325
Prepaid expenses and other current assets	18,781	42,194
Current assets of discontinued operations	—	16,726

Total Current Assets	109,145	133,405

Property and Equipment, Net	243,834	232,346
Goodwill	211,886	213,949
Other Assets	5,964	9,165
Long Term Assets of Discontinued Operations	—	148,605

Total Assets	$570,829	$737,470

See accompanying notes to condensed consolidated financial statements.

Endeavour International Corporation
Condensed Consolidated Balance Sheets
(Unaudited)
(Amounts in thousands)

	September 30,	December 31,
	2009	2008

Liabilities and Stockholders’ Equity
Current Liabilities:
Accounts payable	$12,725	$38,630
Current maturities of debt	—	13,000
Accrued expenses and other	23,157	36,641
Current liabilities of discontinued operations	—	22,232

Total Current Liabilities	35,882	110,503

Long-Term Debt	169,656	214,855
Deferred Taxes	69,847	67,299
Other Liabilities	68,426	55,791
Long-term Liabilities of Discontinued Operations	—	46,051

Total Liabilities	343,811	494,499

Commitments and Contingencies

Series C Convertible Preferred Stock (Liquidation preference: $125,000)	125,000	125,000

Stockholders’ Equity:
Series B preferred stock (Liquidation preference: $3,075)
Common stock; shares issued and outstanding — 131,072 and 128,572 shares at 2009 and 2008, respectively	131	129
Additional paid-in capital	247,114	244,471
Treasury stock, at cost (463 and 327 shares at 2009 and 2008, respectively)	(543)	(450)
Accumulated other comprehensive loss	(184)	(1,266)
Accumulated deficit	(144,500)	(124,913)

Total Stockholders’ Equity	102,018	117,971

Total Liabilities and Stockholders’ Equity	$570,829	$737,470

See accompanying notes to condensed consolidated financial statements.

Endeavour International Corporation
Condensed Consolidated Statement of Operations
(Unaudited)
(Amounts in thousands, except per share data)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2009	2008	2009	2008

Revenues	$7,759	$44,160	$42,179	$145,312

Cost of Operations:
Operating expenses	3,876	7,154	14,455	23,681
Depreciation, depletion and amortization	5,646	14,856	24,828	53,247
Impairment of oil and gas properties	—	—	30,645	—
General and administrative	4,091	4,064	12,041	11,617

Total Expenses	13,613	26,074	81,969	88,545

Income (Loss) From Operations	(5,854)	18,086	(39,790)	56,767

Other Income (Expense):
Derivatives:
Realized gains (losses)	7,530	(13,631)	28,581	(31,276)
Unrealized gains (losses)	(4,360)	119,089	(38,455)	(41,239)
Interest expense	(3,919)	(4,694)	(12,054)	(18,489)
Interest income and other	1,402	2,863	(6,932)	2,834

Total Other Income (Expense)	653	103,627	(28,860)	(88,170)

Income (Loss) Before Income Taxes	(5,201)	121,713	(68,650)	(31,403)
Income Tax Expense (Benefit)	(441)	57,736	(10,477)	(9,195)

Income (Loss) from Continuing Operations	(4,760)	63,977	(58,173)	(22,208)

Discontinued Operations, net of tax:
Income (loss) from operations	—	14,219	(774)	19,588
Gain on sale	277	—	47,420	—

Income from Discontinued Operations	277	14,219	46,646	19,588

Net Income (Loss)	(4,483)	78,196	(11,527)	(2,620)
Preferred Stock Dividends	2,696	2,709	8,061	8,113

Net Income (Loss) to Common Stockholders	$(7,179)	$75,487	$(19,588)	$(10,733)

Basic Net Income (Loss) per Common Share:
Continuing operations	$(0.06)	$0.48	$(0.51)	$(0.23)
Discontinued operations	—	0.11	0.36	0.15

Total	$(0.06)	$0.59	$(0.15)	$(0.08)

Diluted Net Income (Loss) per Common Share:
Continuing operations	$(0.06)	$0.29	$(0.51)	$(0.23)
Discontinued operations	—	0.07	0.36	0.15

Total	$(0.06)	$0.36	$(0.15)	$(0.08)

Weighted Average Number of Common Shares Outstanding:
Basic	130,109	127,810	129,719	127,658

Diluted	130,109	211,811	129,719	127,658

See accompanying notes to condensed consolidated financial statements.

Endeavour International Corporation
Condensed Consolidated Statement of Cash Flows
(Unaudited)
(Amounts in thousands)

	Nine Months Ended September 30,
	2009	2008
Cash Flows from Operating Activities:
Net loss	$(11,527)	$(2,620)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation, depletion and amortization	29,509	64,073
Impairment of oil and gas properties	30,645	—
Deferred tax benefit	(3,269)	(5,568)
Unrealized losses on derivatives	38,455	41,239
Gain on sale of Norwegian operations	(47,420)	—
Other	13,577	7,945
Changes in operating assets and liabilities:
(Increase) decrease in receivables	6,593	(4,259)
(Increase) decrease in other current assets	5,060	(6,716)
Increase (decrease) in liabilities	(21,939)	5,520

Net Cash Provided by Operating Activities	39,684	99,614

Cash Flows From Investing Activities:
Capital expenditures	(92,766)	(46,512)
Proceeds from sales, net of cash	144,765	—
Decrease in restricted cash	20,366	—

Net Cash Provided by (Used in) Investing Activities	72,365	(46,512)

Cash Flows From Financing Activities:
Repayments of borrowings	(64,458)	(120,000)
Borrowings under debt agreements	—	88,000
Dividends paid	(7,969)	(7,969)
Financing costs paid	—	(3,382)
Other financing	27	(514)

Net Cash Used in Financing Activities	(72,400)	(43,865)

Net Increase in Cash and Cash Equivalents	39,649	9,237
Cash and Cash Equivalents, Beginning of Period	38,156	16,440

Cash and Cash Equivalents, End of Period	$77,805	$25,677

Cash and Cash Equivalents, End of Period:
Continuing operations	$77,805	$18,260
Discontinued operations	—	7,417

Total	$77,805	$25,677

See accompanying notes to condensed consolidated financial statements.

Endeavour International Corporation
Notes to Condensed Consolidated Financial Statements
(Unaudited)
(Amounts in thousands, except per unit data)
Note 1 — General
Endeavour International Corporation (a Nevada corporation) is an independent oil and gas company engaged in the acquisition, exploration and development of energy reserves. As used in these Notes to Condensed Consolidated Financial Statements, the terms “Endeavour,” “we,” “us,” “our” and similar terms refer to Endeavour International Corporation and, unless the context indicates otherwise, its consolidated subsidiaries. The accompanying financial statements should be read in conjunction with the audited consolidated financial statements and notes included in our Annual Report on Form 10—K for the year ended December 31, 2008.
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

Endeavour International Corporation
Notes to Condensed Consolidated Financial Statements
(Unaudited)
(Amounts in thousands, except per unit data)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2009	2008	2009	2008

Net income (loss) to common shareholders
Basic	$(7,179)	$75,487	$(19,588)	$(10,733)
Add Effect of:
Preferred dividends	—	2,656	—	—
Convertible debt	—	(2,861)	—	—

Diluted	$(7,179)	$75,282	$(19,588)	$(10,733)

Weighted Average Number of Common Shares Outstanding:
Basic	130,109	127,810	129,719	127,658
Add Effect of:
Preferred stock	—	50,000	—	—
Convertible debt	—	34,001	—	—

Diluted	130,109	211,811	129,719	127,658

New Accounting Developments
On January 1, 2009, we adopted the following new standards without material effects on our results of operations or financial position:
•	Business combinations — Guidance related to the measurement of identifiable assets acquired, liabilities assumed and disclosure of information related to business combinations and their effect.

•	Noncontrolling interests — Guidance for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. Specifically, this standard requires the recognition of a noncontrolling interest (minority interest) as a component of consolidated equity. Similarly, the new standard requires consolidated net income and comprehensive income to be reported at amounts that include the amounts attributable to both the parent and the noncontrolling interests.

•	Expanded disclosures of derivatives — Expanded and detailed financial statement disclosures for derivatives and hedged financial instruments. This standard applies to all derivatives and non-derivative instruments designated and qualifying as hedges, including bifurcated derivative instruments and related hedged items.

•	Convertible debt — Guidance for convertible debt that may be settled in part or in whole in cash upon conversion requiring issuers of this form of debt to account for its debt and equity components separately. The new guidance also expands the definition of mandatorily redeemable convertible preferred shares that should be classified as liabilities.

•	Share-based payments — Guidance for instruments that are granted in share-based payment transactions to treat unvested share-based payment awards with non-forfeitable rights to dividend or dividend equivalents as a separate class of securities in calculating

Endeavour International Corporation
Notes to Condensed Consolidated Financial Statements
(Unaudited)
(Amounts in thousands, except per unit data)
earnings per share (“EPS”). The impact of the adoption of this standard on our weighted average shares outstanding and EPS was not material, therefore, we have not restated prior periods.

•	Fair Value — Framework for measuring fair value and expanded disclosures about fair value measurements. New fair value measurements are not required; rather, the provisions apply when fair value measurements are performed under other accounting pronouncements.
On June 30, 2009, we adopted the following new standard that did not have a material effect on our results of operations or financial position:
•	Subsequent Events — Standards of accounting for and disclosure of events that occur after the balance sheet date but before the financial statements are issued.
Subsequent Events
As of November 6, 2009, which is the date these financial statements were issued, we completed our review and analysis of potential subsequent events. We identified one subsequent event that occurred after September 30, 2009. Additional information regarding this subsequent event is presented in Note 12 to these Condensed Consolidated Financial Statements.
Note 2 — Discontinued Operations
On May 14, 2009, we completed the divestiture of our Norwegian subsidiary, Endeavour Energy Norge AS, to Verbundnetz Gas AG for cash consideration of $150 million (the “Norway Sale”). We recognized a gain upon closing the Norway Sale of $47.0 million, after the allocation of $68 million of goodwill to the assets sold.
As a result of the Norway Sale, we have classified the results of operations and financial position of our Norwegian subsidiary as discontinued operations for all periods presented. The following table details selected financial data for the assets included in the Norway Sale:

	September 30, 2009	December 31, 2008

Current Assets:
Cash	$—	$6,735
Accounts receivable	—	4,559
Prepaid expenses and other	—	5,432

	—	16,726

Long-term Assets:

Endeavour International Corporation
Notes to Condensed Consolidated Financial Statements
(Unaudited)
(Amounts in thousands, except per unit data)

	September 30, 2009	December 31, 2008
Property, plant and equipment, net	—	80,611
Goodwill	—	67,994

	—	148,605

Current Liabilities:
Accounts payable	—	(3,717)
Accrued expenses and other	—	(18,514)

	—	(22,231)

Long-term Liabilities:
Deferred tax liability	—	(36,828)
Asset retirement obligation	—	(9,223)

		(46,051)

Net Assets and Liabilities	$—	$97,049

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2009	2008	2009	2008

Sales	$—	$27,315	$17,550	$73,760

Income before Taxes	$—	$21,878	$4,656	$51,784
Income Tax Expense	—	(7,659)	(5,430)	(32,196)

Income (Loss) from Operations	—	14,219	(774)	19,588

Gain on sale	277	—	47,420	—

Net Income from Discontinued Operations	$277	$14,219	$46,646	$19,588

Note 3 — Stock-Based Compensation Arrangements
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
At September 30, 2009, total compensation cost related to awards not yet recognized was approximately $3.1 million and is expected to be recognized over a weighted average period of

Endeavour International Corporation
Notes to Condensed Consolidated Financial Statements
(Unaudited)
(Amounts in thousands, except per unit data)
less than three years. Non-cash stock-based compensation is recorded in general and administrative (“G&A”) expenses or capitalized G&A as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2009	2008	2009	2008

G & A Expenses	$409	$562	$1,334	$808
Capitalized G & A	158	496	346	1,551

Total non-cash stock-based compensation	$567	$1,058	$1,680	$2,359

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

	For the Nine Months Ended September 30,
	2009	2008

Risk-free rate	1.3%	3.9%
Expected years until exercise	4.30	4.10
Expected stock volatility	56%	44%
Dividend yield	—	—

Information relating to stock options, including notional stock options, is summarized as follows:

Endeavour International Corporation
Notes to Condensed Consolidated Financial Statements
(Unaudited)
(Amounts in thousands, except per unit data)

		Weighted	Weighted
	Number of	Average	Average
	Shares	Exercise	Contractual	Aggregate
	Underlying	Price per	Life in	Intrinsic
	Options	Share	Years	Value

Balance outstanding January 1, 2009	4,807	$2.35
Granted	1,170	0.54
Exercised	(164)	0.81
Forfeited	(281)	3.69
Expired	(932)	2.09

Balance outstanding — September 30, 2009	4,600	$1.89	6.3	$849

Currently exercisable — September 30, 2009	2,004	$2.99	3.6	$4,667

The weighted average grant-date fair value of options granted for the nine months ended September 30, 2009 was $0.25 per option.
Restricted Stock
At September 30, 2009, our employees and directors held 3.2 million restricted shares of our common stock that vest over the service period of up to three years. The restricted stock awards were valued based on the closing price of our common stock on the measurement date, typically the date of grant, and compensation expense is recorded on a straight-line basis over the restricted share vesting period.
Status of the restricted shares as of September 30, 2009 and the changes during the nine months ended September 30, 2009 are presented below:

		Weighted
		Average Grant
		Date Fair
	Number of	Value per
	Shares	Share

Balance outstanding — January 1, 2009	3,966	$1.88
Granted	1,698	0.68
Vested	(2,354)	2.13
Forfeited	(74)	1.66

Balance outstanding — September 30, 2009	3,236	$1.03

Total grant date fair value of shares vesting during the period	$4,825

Endeavour International Corporation
Notes to Condensed Consolidated Financial Statements
(Unaudited)
(Amounts in thousands, except per unit data)
Note 4 — Property and Equipment
Property and equipment included the following at the indicated dates below:

	September 30,	December 31,
	2009	2008

Oil and gas properties under the full cost method:
Subject to amortization	$239,983	$239,024
Not subject to amortization:
Acquired in 2009	43,405	—
Acquired in 2008	33,683	37,288
Acquired in 2007	10,837	14,746
Acquired prior to 2007	77,586	82,522

	405,494	373,580

Other oil and gas assets	4,875	4,875

Computers, furniture and fixtures	2,912	3,236

Total property and equipment	413,281	381,691

Accumulated depreciation, depletion and amortization	(169,447)	(149,345)

Net property and equipment	$243,834	$232,346

The costs not subject to amortization relate to unproved properties and properties being made ready to be placed in service, which are excluded from amortizable capital costs until it is determined whether or not proved reserves can be assigned to such properties. We capitalized $0.7 million and $0.9 million in interest related to exploration activities for the quarters ended September 30, 2009 and 2008, respectively. For the nine months ended September 30, 2009 and 2008, $2.4 million and $2.9 million, respectively, was capitalized in interest related to exploration. We capitalized $2.0 million and $2.0 million in certain employee costs directly related to exploration activities for the quarters ended September 30, 2009 and 2008, respectively. We capitalized $5.4 million and $6.0 million in certain employee costs directly related to exploration activities for the nine months ended September 30, 2009 and 2008, respectively.
In the first quarter of 2009, we recorded $29.4 million in impairment of oil and gas properties, pre-tax, through the application of the full cost ceiling test at the end of the quarter. The prices used to determine the impairment were $46.52 per barrel for oil and $6.37 per Mcf for gas. While our commodity derivatives had a fair value of $31.4 million at March 31, 2009, these derivatives were not included in the calculation of the full cost ceiling test as the derivatives are

Endeavour International Corporation
Notes to Condensed Consolidated Financial Statements
(Unaudited)
(Amounts in thousands, except per unit data)
not accounted for as cash flow hedges. In the second quarter of 2009, we recorded $1.2 million in impairment of oil and gas properties, pre-tax, related to dry hole costs in the United States.
For the third quarter of 2009, we did not have an impairment of oil and gas properties, pre-tax, through the application of the full cost ceiling test at the end of the quarter. The prices used to determine the impairment were $74.97 per barrel for oil and $4.79 per Mcf for gas which represent market prices as of October 30, 2009. If we had used prices as of September 30, 2009 ($65.68 per barrel for oil and $3.18 per Mcf for gas), we would have had an impairment of $17.1 million.
Note 5 — Debt Obligations
Our debt consisted of the following at the indicated dates:

	September 30,	December 31,
	2009	2008

Senior notes, 6% fixed rate, due 2012	$81,250	$81,250
Senior bank facility, variable rate, due 2011	48,542	113,000
Convertible bonds, 11.5%, due 2014	48,445	44,496

Less: debt discount	(8,581)	(10,891)
Less: current maturities	—	(13,000)

Long-term debt	$169,656	$214,855

Standby letters of credit outstanding for abandonment liabilities	$32,941	$30,115

The capacity and amounts available under our senior bank facility are subject to a number of considerations, including certain borrowing base limitations. Our borrowing base is primarily established through the evaluation of all of our oil and gas assets which are used as collateral to support the senior bank facility. This borrowing base is subject to a redetermination every six months (on April 1 and October 1) with an independent reserve report required every 12 months. At September 30, 2009, the borrowing base capacity was $63.50 million. Effective October 1, 2009, the redetermination was completed and the borrowing base capacity was set at $49.95 million.
The fair value of our debt obligations was $158 million and $191 million at September 30, 2009 and December 31, 2008, respectively. The fair values of long-term debt were determined based upon quotes obtained from banks for our senior notes, discounted cash flows for our 11.5% convertible debt and book value for other debt. Book value approximates fair value for our senior bank facility as this instrument bears interest at a market rate.

Endeavour International Corporation
Notes to Condensed Consolidated Financial Statements
(Unaudited)
(Amounts in thousands, except per unit data)
Note 6 — Asset Retirement Obligations
Our asset retirement obligations relate to obligations for the future plugging and abandonment of oil and gas properties. The following table provides a rollforward of our asset retirement obligations for the nine months ended September 30, 2009 and 2008:

	Nine Months Ended
	September 30,
	2009	2008

Carrying amount of asset retirement obligations as of beginning of period	$38,776	$30,790
Accretion expense	3,082	2,165
Impact of foreign currency exchange rate changes	3,782	(3,325)
Payment of asset retirement obligation	(6,620)	—
Sale of assets	(248)	—

Carrying amount of asset retirement obligations as of end of period	$38,772	$29,630

Note 7 — Fair Value Measurements
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

Endeavour International Corporation
Notes to Condensed Consolidated Financial Statements
(Unaudited)
(Amounts in thousands, except per unit data)
Financial assets and liabilities are classified based on the lowest level of input that is significant to the fair value measurement. The following table summarizes the valuation of our investments and financial instruments by pricing levels as of September 30, 2009:

	Quoted Market Prices	Significant Other	Significant
	in Active Markets -	Observable Inputs -	Unobservable Inputs -	Total
	Level 1	Level 2	Level 3	Fair Value

Oil and gas derivative contracts:
Oil and gas swaps	$—	$(3,600)	$—	$(3,600)
Oil and gas collars	—	3,079	1,852	4,931
Interest rate swaps	—	(427)	—	(427)
Embedded derivatives	—	—	(23,450)	(23,450)

Total derivative liabilities	$—	$(948)	$(21,598)	$(22,546)

Our commodity and interest rate derivative contracts were measured based on quotes from our counterparties, which are major financial institutions or commodities trading institutions. Such quotes have been derived using models that consider various inputs including current market and contractual prices for the underlying instruments, quoted forward prices for natural gas and crude oil, volatility factors and interest rates, such as a LIBOR curve for a similar length of time as the derivative contract term. The inputs for the fair value models for our swaps and Brent oil collars are all observable market data, and as a result these instruments have been classified as Level 2. Although we utilize the same option pricing models to assess the reasonableness of the fair values of our gas collars, an active futures market does not exist for our UK gas options. We base the inputs to the option models for our UK gas collars on observable market data in other markets to verify the reasonableness of the counterparty quotes. As a result, these UK gas collars are classified as Level 3.
The following is a reconciliation of changes in fair value of net derivative assets and liabilities classified as Level 3:

Endeavour International Corporation
Notes to Condensed Consolidated Financial Statements
(Unaudited)
(Amounts in thousands, except per unit data)

Nine Months Ended
September 30,
2009

Balance at beginning of period	$(12,057)
Total gains or losses (realized/unrealized)
Included in earnings	(9,541)

Balance at end of period	$(21,598)

Changes in unrealized gains (losses) relating to derivatives assets and liabilities still held at September 30, 2009	$(6,663)

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
Note 8 — Derivative Instruments
From time to time, we manage fluctuations in derivative financial instruments with respect to a portion of our oil and gas production or a portion of our variable rate debt to achieve a more predictable cash flow by reducing our exposure to commodity price fluctuations. These transactions are likely to be swaps, collars or options and to be entered into with major financial institutions or commodities trading institutions. Derivative financial instruments are intended to reduce our exposure to declines in the market prices of our crude oil and natural gas sales and increases in interest rates and to manage cash flows in support of our annual capital expenditure budget. We also have two embedded derivatives related to our debt instruments. Additionally, we have an interest rate swap that is accounted for as a cash flow hedge.
The fair market value of these derivative instruments is included in our balance sheet as follows for the periods indicated:

Endeavour International Corporation
Notes to Condensed Consolidated Financial Statements
(Unaudited)
(Amounts in thousands, except per unit data)

	September 30,	December 31,
	2009	2008

Derivatives not designated as hedges:
Oil and gas commodity derivatives:
Assets:
Prepaid expenses and other current assets	$9,156	$31,649
Other assets — long term	324	1,702
Liabilities:
Accrued expenses and other	(1,943)	—
Other liabilities — long-term	(6,205)	(2,375)

	$1,332	$30,976

Embedded derivatives related to debt instrument:
Liabilities:
Other liabilities — long-term	(23,450)	(14,640)

Derivatives designated as cash flow hedge:
Interest rate swap
Liabilities:
Accrued expenses and other	(427)	(1,334)
If all counterparties failed to perform, our maximum loss would be $9.5 million as of September 30, 2009.
The effect of the derivatives not designated as hedges on our results of operations was as follows for the periods indicated:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2009	2008	2009	2008

Derivatives not designated as hedges:
Oil and gas commodity derivatives
Realized gains (losses)	$7,530	$(13,631)	$28,581	$(31,276)
Unrealized gains (losses)	(2,950)	112,809	(29,645)	(25,919)

	4,580	99,178	(1,064)	(57,195)

Embedded derivatives related to debt instrument
Unrealized gains (losses)	$(1,410)	$6,280	$(8,810)	$(15,320)

The effect of derivatives designated as cash flow hedges on our results of operations and other comprehensive income was as follows for the periods indicated:

Endeavour International Corporation
Notes to Condensed Consolidated Financial Statements
(Unaudited)
(Amounts in thousands, except per unit data)

		Three Months Ended		Nine Months Ended
		September 30,		September 30,
	Location of
	Reclassification
	into Income	2009	2008	2009	2008

Interest rate swap
(Gain) loss recognized in other comprehensive income, net of tax		$(21)	$4	$(94)	$(21)
(Gain) loss reclassified from accumulated other comprehensive income into income	Interest expense	418	213	1,176	532
We did not exclude any component of the hedging instruments’ gain or loss when assessing effectiveness. The ineffective portion of the hedges is not material for the periods presented and is included in other income (expense).
As of September 30, 2009, our outstanding commodity derivatives covered approximately 1,240 Mbbls and 2,359 MMcf cumulative through 2011 and consist of a combination of fixed price swaps and collars. These include two oil swaps, one gas swap, and three oil and five gas collars, all with BNP Paribas.
We have an interest rate swap with BNP Paribas for a notional amount of $37.5 million whereby we pay a fixed rate of 5.05% and receive three-month LIBOR through November 2009.
Additional information regarding our derivative instruments is presented in Note 7 to these Condensed Consolidated Financial Statements.
Note 9 — Supplemental Cash Flow Information
Cash paid during the period for interest and income taxes was as follows:

	Nine Months Ended September 30,
	2009	2008

Interest paid	$6,191	$14,485

Income taxes paid	$4,334	$12,737

The net cash flows provided by operating activities are primarily impacted by the earnings from our business activities. The cash flows provided by operating activities decreased to $39.7 million for the nine months ended September 30, 2009 as compared to $99.6 million for the nine

Endeavour International Corporation
Notes to Condensed Consolidated Financial Statements
(Unaudited)
(Amounts in thousands, except per unit data)
months ended September 30, 2008 primarily due to a decrease in cash flows from decreased revenues as a result of lower commodity prices and sales volumes.
The cash provided by or used in investing activities represents proceeds from the sale of our discontinued operations, expenditures for capital projects and decreases to restricted cash under escrow for our rig commitments.
The cash used in financing activities consists of borrowings and repayments of debt, payments of preferred dividends and payment of financing costs.
Note 10 — Comprehensive Loss
Excluding net income (loss), our source of comprehensive income (loss) is the net unrealized loss on derivative instruments and marketable securities, which are classified as available-for-sale. The following summarizes the components of comprehensive income (loss):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2009	2008	2009	2008

Net income (loss)	$(4,483)	$78,196	$(11,527)	$(2,620)

Unrealized (gain) loss on interest rate swap derivative instrument, net of tax	(21)	4	(94)	(21)

Unrealized loss on marketable securities, net of tax	—	(1,225)	—	(480)

Reclassification adjustment for (gain) loss realized in net income (loss) above	418	213	1,176	532

Net impact on comprehensive income (loss)	397	(1,008)	1,082	31

Comprehensive income (loss)	$(4,086)	$77,188	$(10,445)	$(2,589)

Note 11 — Commitments and Contingencies
Rig Commitment
We have a commitment for 46 days use of a drilling rig in our North Sea operations that we expect to utilize in 2010. We have $0.4 million in escrow toward this commitment, included in

Endeavour International Corporation
Notes to Condensed Consolidated Financial Statements
(Unaudited)
(Amounts in thousands, except per unit data)
“Restricted Cash” on our Condensed Consolidated Balance Sheet. The reserved amounts in escrow will be released as payments are made for this drilling activity.
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
Contingencies
Hess Limited, the operator of the facility supporting production from the Ivanhoe, Rob Roy, and Hamish fields (collectively, “IVRRH”), has advised us that there has been a mis-measurement of the volumes of oil produced from the IVRRH fields. At September 30, 2009 the estimate of our liability from this mis-measurement was $2 million, which represents a $2 million decrease since December 31, 2008. As the settlement of the mis-measurement liability is covered under the purchase agreement for these assets, the decrease in our net liability was recorded as a decrease to goodwill during the third quarter of 2009.
Note 12 — Subsequent Events
Subsequent to September 30, 2009, we acquired 50% of the working interest owned by Cohort Energy Company (“Cohort”), a subsidiary of J-W Operating Company, in 24 wells located in five fields and certain proved undeveloped locations associated with Cohort’s proved developed assets in North Louisiana and East Texas for $15 million.

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
On May 14, 2009, we completed the sale of our Norwegian subsidiary, Endeavour Energy Norge AS, to Verbundnetz Gas AG for cash consideration of $150 million (the “Norway Sale”). We recognized a gain upon closing the Norway Sale of $47.0 million, after the allocation of $68 million of goodwill to the assets sold.
Our revenues and cash flows from operating activities are very sensitive to changes in prices received for our products. Market prices for both oil and natural gas have significantly declined since mid 2008 as a result of the global economic decline. Accordingly, revenues have decreased from $145.3 million in the nine months ended September 30, 2008 to $42.2 million in the same period of 2009. With our various oil and gas derivative instruments, discretionary cash flow did not drop as precipitously as revenue. Discretionary cash flow was $50.0 million for the nine months ended September 30, 2009 as compared to $105.1 million for the same period in 2008.
Our net income can be significantly affected by various non-cash items, such as unrealized gains and losses on our derivatives, impairment of oil and gas properties, currency impact of long-term liabilities and deferred taxes. Net loss to common shareholders for the nine months ended September 30, 2009 was $19.6 million, or ($0.15) per share. For the nine months ended September 30, 2008, net loss to common shareholders was $10.7 million, or ($0.08) per share. The net loss for 2009 reflects a smaller unrealized loss on the mark-to-market of commodity derivatives, an impairment of oil and gas properties of $30.6 million and $47.4 million in gain on sale of our discontinued operations. Net loss as adjusted for the nine months ended September 30, 2009 would have been $27.5 million without the effect of derivative transactions, impairment of oil and gas properties and currency impacts of deferred taxes as compared to net income as adjusted of $6.6 million for the same period in 2008. Adjusted EBITDA decreased to $46.5 million for the nine months ended September 30, 2009 from $142.9 million for the same period in 2008. For definitions of Adjusted EBITDA and Discretionary Cash Flow, and a reconciliation

Endeavour International Corporation
of Adjusted EBITDA to net income as adjusted, please see “Reconciliation of Non-GAAP Accounting Measures.”
The cash flows provided by operating activities decreased to $39.7 million for the nine months ended September 30, 2009 as compared to $99.6 million for the same period in 2008 primarily due to significant decreases in revenues as a result of lower commodity prices and lower production volumes discussed below.
Results of Operations
The following table shows our average sales volumes and sales prices for our operations for the periods presented.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2009	2008	2009	2008

Sales volume (1)
Oil and condensate sales (Mbbls):
United Kingdom	82	235	494	834
United States	1	—	2	—

Continuing operations	83	235	496	834
Discontinued operations — Norway	—	204	310	545

Total	83	439	806	1,379

Gas sales (MMcf):
United Kingdom	629	1,470	2,777	5,149
United States	19	—	130	—

Continuing operations	648	1,470	2,907	5,149
Discontinued operations — Norway	—	575	686	1,640

Total	648	2,045	3,593	6,789

Oil equivalent sales (MBOE)
United Kingdom	187	480	957	1,692
United States	4	—	23	—

Continuing operations	191	480	980	1,692
Discontinued operations — Norway	—	299	425	819

Total	191	779	1,405	2,511

Total BOE per day	2,072	8,477	5,147	9,162

Physical production volume (BOE per day):
United Kingdom	2,777	5,075	3,675	6,064
United States	32	—	54	—

Continuing operations	2,809	5,075	3,729	6,064
Discontinued operations — Norway	—	2,763	1,545	2,816

Total	2,809	7,838	5,274	8,880

Realized Prices (2)
Oil and condensate price ($ per Bbl):
Before commodity derivatives	$61.73	$106.22	$47.38	$101.60

Endeavour International Corporation

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2009	2008	2009	2008
Effect of commodity derivatives	46.05	(23.70)	24.47	(20.78)

Realized prices including commodity derivatives	$107.78	$82.52	$71.85	$80.82

Gas price ($ per Mcf):
Before commodity derivatives	$4.10	$12.14	$5.99	$11.63
Effect of commodity derivatives	5.75	(1.58)	2.46	(0.39)

Realized prices including commodity derivatives	$9.85	$10.56	$8.45	$11.24

Equivalent oil price ($ per BOE):
Before commodity derivatives	$40.70	$91.65	$42.51	$87.26
Effect of commodity derivatives	39.50	(17.48)	20.34	(12.46)

Realized prices including commodity derivatives	$80.20	$74.17	$62.85	$74.80

(1)	We record oil revenues using the sales method, i.e. when delivery has occurred. Actual production may differ based on the timing of tanker liftings. We use the entitlements method to account for sales of gas production.

(2)	The average sales prices reflect both our continuing and discontinued operations and include gains and losses for derivative contracts we utilize to manage price risk related to our future cash flows.
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
The markets in which we sell our oil and natural gas also materially impact our revenues and cash flows. Oil trades on a worldwide market and consequently, price movements for all types and grades of crude oil generally trend in the same direction and within a relatively narrow price range. However, natural gas prices vary among geographic areas as the prices received are largely impacted by local supply and demand conditions as the global transportation infrastructure for natural gas is still developing. As such, the oil we produce and sell is typically in line with global prices, whereas our natural gas is to a large extent impacted by regional supply and demand issues and to a lesser extent by global fuel prices, including oil and coal. Specifically, we sell a majority of our gas into the UK market, which is very sensitive to and impacted by tighter European gas supplies and gas deliveries from Russia. Therefore, the price for natural gas in the UK market is typically higher than the price for natural gas in other geographic regions and markets, including the U.S.
For the third quarter of 2009 and 2008, we had sales volume of 2,072 BOE per day and 5,222 BOE per day, respectively, for our continuing operations. Our physical daily production for our continuing operations was approximately 2,809 BOE and 7,838 BOE for the third quarter of 2009 and 2008, respectively. The decrease in sales volume is primarily attributable to maintenance down time at Alba, Bittern, Enoch and Goldeneye. In addition, the suspension of

Endeavour International Corporation
production at IVRRH, Renee and Rubie reduced sales volumes. With facilities in the UK off line for maintenance during the third quarter, we had less than half the oil liftings in the third quarter of 2009 than we had during the second quarter of 2009 or the third quarter 2008. We also had 50% more downtime at Goldeneye in the third quarter of 2009 than in 2008 as the onshore compressor facility for Goldeneye was undergoing maintenance.
The production from IVRRH, Renee and Rubie has been suspended until the development activities at Rochelle are operational which we currently anticipate to be during the second quarter of 2011. After the start of Rochelle production, we expect to re-develop these fields if commercially advisable and practicable.
During the nine months ended September 30, 2009, we realized $28.6 million in gains on the settlement of commodity derivatives, compared to $31.3 million in losses for the same period in 2008. In the third quarter of 2009, we also recognized $7.5 million in gains on the mark-to-market of our commodity derivatives versus a loss of $13.6 million for the same period in 2008.
Expenses
Operating expenses decreased to $3.9 million for the third quarter of 2009 as compared to $7.2 million in the third quarter of 2008. For the nine months ended September 30, 2009, operating expenses decreased to $14.5 million as compared to $23.7 million for the same period in 2008. Operating costs per BOE increased from $14.89 per BOE in the third quarter of 2008 to $20.33 per BOE in the third quarter of 2009, and from $14.00 per BOE for the nine months ended September 30, 2008 to $14.75 per BOE for the nine months ended September 30, 2009. The decrease in operating expenses from 2008 to 2009 is primarily due to the suspension of production at the IVRRH and Rubie fields, which were our highest operating cost fields. The operating expense per BOE increased due to the significantly lower volumes sold for both periods, thereby causing the fixed costs to have a greater impact on out total operating expense per BOE.
Depreciation, depletions and amortization (“DD&A”) expense decreased to $5.6 million from $14.9 million for the third quarter of 2009 and 2008, respectively, reflecting the lower sales volumes and the decrease in our DD&A rate per BOE after the impairments recorded in the fourth quarter 2008 and first quarter 2009. DD&A for the nine months ended September 30, 2009 had similar declines versus the same period in 2008.
General and administrative (“G&A”) expenses increased to $12.0 million during the nine months ended of 2009 as compared to $11.6 million for the corresponding period in 2008. This increase primarily resulted from higher compensation expense due to increase in headcount associated with the expanding development projects in the U.K. Components of G&A expenses for these periods are as follows:

Endeavour International Corporation

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2009	2008	2009	2008

Compensation	$3,659	$2,228	$10,448	$8,423
Consulting, legal and accounting fees	1,537	1,491	3,529	3,358
Occupancy costs	221	245	717	866
Other expenses	85	1,027	1,062	3,070

Total gross cash G&A expenses	5,502	4,991	15,756	15,717

Non-cash stock-based compensation	567	1,058	1,680	1,907

Gross G&A expenses	6,069	6,049	17,436	17,624
Less: capitalized G & A expenses	(1,978)	(1,985)	(5,395)	(6,007)

Net G&A expenses	$4,091	$4,064	$12,041	$11,617

Interest expense decreased by $(6.4) million to $12.1 million for the nine months ended September 30, 2009 as compared to $18.5 million for the corresponding period in 2008 due to the repayment of debt following the Norway Sale and costs related to our early retirement of the Second Lien Term Loan in 2008 of $4.3 million.
Income Taxes
The following summarizes the components of tax expense (benefit):

Endeavour International Corporation

	UK	U.S.	Other	Total

Nine Months Ended September 30, 2009
Net loss before taxes from continuing operations	$(44,641)	$(7,914)	$(16,095)	$(68,650)

Current tax expense (benefit)	(1,176)	—	—	(1,176)
Deferred tax expense (benefit)	(16,203)	—	—	(16,203)
Foreign currency losses on deferred tax liabilities	6,902	—	—	6,902

Income tax expense (benefit)	(10,477)	—	—	(10,477)

Net loss from continuing operations	$(34,164)	$(7,914)	$(16,095)	$(58,173)

Nine Months Ended September 30, 2008
Net loss before taxes from continuing operations	$(17,582)	$(5,656)	$(8,165)	$(31,403)

Current tax expense (benefit)	6,043	—	—	6,043
Deferred tax expense (benefit)	(15,256)	—	—	(15,256)
Foreign currency losses on deferred tax liabilities	18	—	—	18

Income tax expense (benefit)	(9,195)	—	—	(9,195)

Net loss from continuing operations	$(8,387)	$(5,656)	$(8,165)	$(22,208)

The change in income tax benefit from $(9.2) million to $(10.5) million for the nine months ended September 30, 2008 and 2009, respectively, is primarily the result of lower current taxes on decreased income resulting from lower commodity prices and sales volumes offset by the effect of foreign currency changes on the deferred tax liabilities as a result of the strengthening of the British pound versus the U.S. dollar.
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
Reconciliation of Non-GAAP Measures
Net income can be significantly affected by various non-cash items, such as unrealized gains and losses on our commodity derivatives, currency impact of long-term liabilities and deferred taxes. Given the significant impact that non-cash items may have on our net income, we use various measures in addition to net income, including non-financial performance indicators and non-GAAP measures as key metrics to manage our business. These key metrics demonstrate our ability to maintain or grow production levels and reserves, internally fund capital expenditures and service debt as well as provide comparisons to other oil and gas exploration and production companies. These measures include, among others, debt and cash balances, production levels, oil and gas reserves, drilling results, Discretionary Cash Flow, adjusted earnings before interest,

Endeavour International Corporation
taxes, depreciation, depletion and amortization (“Adjusted EBITDA”) and Net Income as Adjusted.
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

Endeavour International Corporation
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

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2009	2008	2009	2008

Net income (loss)	$(4,483)	$78,196	$(11,527)	$(2,620)

Depreciation, depletion and amortization	5,646	18,949	29,509	64,073
Impairment of oil and gas properties	—	—	30,645	—
Deferred tax expense (benefit)	327	52,709	(3,269)	(5,568)
Gain on asset sales	(277)	—	(47,420)	—
Unrealized (gain) loss on derivatives	4,360	(119,089)	38,455	41,239
Other	2,042	(621)	13,577	7,946

Discretionary Cash Flow (1)	$7,615	$30,144	$49,970	$105,070

Net income (loss) to common shareholders	$(7,179)	$75,487	$(19,588)	$(10,733)

Impairment of oil and gas properties (net of tax) (2)	—	—	15,322	—
Unrealized (gain) loss on derivatives (net of tax) (3)	2,885	(62,684)	23,632	21,549
Currency impact on deferred taxes	(2,106)	(6,926)	8,143	(4,203)

Net Income (Loss) as Adjusted	$(6,400)	$5,877	$27,509	$6,613

Net income (loss) to common shareholders	$(7,179)	$75,487	$(19,588)	$(10,733)

Unrealized (gain) loss on derivatives	4,360	(119,089)	38,455	41,239
Net interest expense	3,877	4,338	11,860	17,182
Depreciation, depletion and amortization	5,646	18,949	29,509	64,073
Impairment of oil and gas properties	—	—	30,645	—
Income tax expense (benefit)	(441)	65,395	(5,047)	23,001
Gain on asset sales	(277)	—	(47,420)	—
Preferred stock dividends	2,696	2,709	8,061	8,113

Adjusted EBITDA	$8,682	$47,789	$46,475	$142,875

(1)	Discretionary cash flow is equal to cash flow from operating activities before the changes in operating assets and liabilities.

(2)	Net of tax benefits of $ (15,323) for the nine months ended September 30, 2009.

(3)	Net of tax expense (benefit) of $ (1,475), $ 56,404, $ (14,823) and $ (19,689), respectively.

Endeavour International Corporation
Liquidity and Capital Resources
The following table summarizes our net cash flows from operating, investing and financing activities for the periods indicated. For additional details regarding the components of our primary cash flow amounts, see the Condensed Consolidated Statements of Cash Flows under Item 1 of this report.
The net cash flows provided by operating activities are primarily impacted by the earnings from our business activities. The cash flows provided by operating activities decreased to $39.7 million for the third quarter September 30, 2009 as compared to $99.6 million for the third quarter September 30, 2008 primarily due to decreased revenues as a result of lower commodity prices.
The cash provided by or used in investing activities represents the proceeds from the Norway Sale, expenditures for capital projects, as discussed in “Drilling Program” below, and decreases to restricted cash under escrow for our rig commitments. For the nine months ended September 30, of 2009, cash provided by investing activities includes $144.8 million in proceeds from the Norway Sale, net of expenses and cash sold, and sales of other assets.
The cash used in financing activities consists of borrowings and repayments of debt, payments of preferred dividends and payment of financing costs. For the nine months ended September 30, 2009, net cash used by financing activities includes $64.5 million in repayments under our borrowing base facility. These repayments were funded through a combination of cash on hand and net proceeds from the Norway Sale. At September 30, 2009, the borrowing base capacity was $63.5 million with $48.5 million outstanding. Effective October 1, 2009, the redetermination was completed and the borrowing base capacity was set at $49.95 million.
Operating, Investing and Financing Activities include the net cash flows from our discontinued operations. For the nine months ended September 30, 2009, our discontinued operations had net cash flows provided by operating activities of approximately $9.0 million offset by net cash used by investing activities of approximately $9.0 million, excluding the proceeds from the sale. We do not expect the sale of our discontinued operations to have a material effect on cash flows for the remainder of 2009. For the nine months ended September 30, 2008, our discontinued operations had net cash flows provided by operating activities of $29.7 million offset by $(24.9) million in net cash used by investing activities.

	Nine Months Ended September 30,
	2009	2008

Net cash provided by operating activities	$39,684	$99,614

Net cash provided by (used in) investing activities	$72,365	$(46,512)

Net cash used in financing activities	$(72,400)	$(43,865)

Drilling Program
We design our drilling program to maintain a balanced portfolio along multiple fronts, including:

Endeavour International Corporation
•	Value creation, such as net present value per BOE and internal rate of return;

•	Lead time from initial acquisition to first production;

•	Ownership interest, risks and rewards, for example lower interests in high risk projects;

•	Financial impact, for example finding costs per BOE and timing of capital commitments;

•	Growth opportunities, i.e. a successful well unlocks a play and supplies a string of future drill locations;

•	Gas versus oil; and

•	UK and US.
Our UK North Sea portfolio generally provides greater financial impact but requires longer lead times to first production. Our US activity has been chosen to provide a significantly shorter lead times but is likely to have less financial impact as the wells are both, on average, less expensive and have less reserve potential than our UK portfolio.
We currently anticipate spending approximately $75 to $85 million, before acquisitions, during 2009 to fund oil and gas exploration, production and development activities, with $68 million incurred through September 30, 2009 (including $9 million incurred by our Norwegian assets).
Our drilling program for the first nine months of 2009 concentrated on appraisal drilling at two of our UK development projects, Rochelle and Cygnus. The program also included exploratory drilling in the UK and the US.
For the last quarter of 2009, we expect to continue our US activity in our three exploratory focus areas in Texas, Louisiana and New Mexico. We also anticipate drilling an exploration well at the Deacon prospect in the UK in the fourth quarter of 2009 or early 2010.
We have an agreement with Caza to participate in a jointly established exploration and development program covering Caza’s onshore acreage position and opportunity portfolio in the United States. During the initial two-year term of the agreement, we have the option but not the obligation to participate in the acquisition, exploration and appraisal activities of selected assets.
Subsequent to September 30, 2009, we acquired 50% of the working interest owned by Cohort Energy Company, a subsidiary of J-W Operating Company, in 24 wells located in five fields and certain proved undeveloped locations associated with the proved developed assets in North Louisiana and East Texas for $15 million. Net production acquired is currently 3.9 million cubic feet per day of natural gas or 650 barrels of oil equivalent per day.
Our primary sources of financial resources and liquidity are internally generated cash flows from operations and access to the credit and capital markets, to the extent available. We have historically utilized a combination of borrowings under our bank facility and accessing the capital markets to fund our operations, capital projects or strategic acquisitions. We believe the combination of our available cash on hand, cash flow from operations, our ability to time capital expenditures and development phase financing for specific projects will allow us to pursue our drilling program for the next 18 months while enabling us to further our strategic objectives.

Endeavour International Corporation
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
Rig Commitments
We have a commitment for 46 days use of a drilling rig in our North Sea operations that we expect to utilize in 2010. We have $0.4 million in escrow toward this commitment, included in “Restricted Cash” which will be released as payments are made for this drilling activity.
2009 Outlook
The table below sets forth a range of estimates for the company’s operating statistics for the full year ending December 31, 2009 following the completion of the sale of Norwegian assets.

Estimated Average Production (A)
Daily Production (BOE per day)	4,000	to	5,000

Differentials (B)
Oil ($/Bbl)	$(5.50)	to	$(6.50)
Gas ($Mcf)	$(0.10)	to	$(0.20)

Gas percentage of Total	50%	to	55%
Lease Operating Expense ($ per barrel)	$9.50	to	$12.00

(A)	Actual results may differ materially from these estimates.

(B)	For purposes of the estimates, assumptions of price differentials are based on location, quality and other factors, excluding the effects of derivative financial instruments. Gas price differentials are stated as premiums (discounts) from National Balancing Point pricing, and oil price differentials are stated as premiums (discounts) from Dated Brent pricing.
Our IVRRH, Renee and Rubie fields all produced to a single floating production facility that has experienced significant increases in operating costs in recent periods. With the decline in oil prices and rising operating costs, the operator ceased operations and began removal and salvage procedures at that floating production facility. The removal of the facility was completed in July 2009. As a result, we suspended production at these fields during the first quarter of 2009. The production from these fields will be suspended until the development activities at Rochelle are operational, which we currently anticipate to be second quarter 2011. After the start of Rochelle production, we expect to re-develop IVRRH, Renee and Rubie if commercially advisable and practicable. We also expect to incur approximately $10 million of abandonment costs for the facility, before salvage value, by mid 2010. As of September 30, 2009, we have spent approximately $7.0 million of these abandonment costs.

Endeavour International Corporation
Disclosures About Contractual Obligations and Commercial Commitments
See “Drilling Program” for a discussion of our rig commitments and planned expenditures.
Cautionary Statement for Forward-Looking Statements
The information contained in this Quarterly Report on Form 10-Q and in other public statements by Endeavour and our officers or directors includes or may contain certain forward-looking statements. The words “may,” “will,” “expect,” “anticipate,” “believe,” “continue,” “estimate,” “project,” “intend,” and similar expressions used in this Quarterly Report are intended to identify forward-looking statements within the meaning of Section 27A of the U.S. Securities Act of 1933, as amended, and Section 21E of the U.S. Securities Exchange Act of 1934, as amended. You should not place undue reliance on these forward-looking statements, which speak only as of the date made. We undertake no obligation to update these forward-looking statements to reflect events or circumstances after the date they are made or to reflect the occurrence of unanticipated events. You should also know that such statements are not guarantees of future performance and are subject to risks, uncertainties and assumptions. These factors include, but are not limited to, those risks described in detail below and in our Annual Report on Form 10-K for the year ended December 31, 2008 under the caption “Risk Factors” and other filings with the Securities and Exchange Commission. These risk factors include, among others, our ability to replace reserves and sustain production; the level of our indebtedness; the availability of capital on an economic basis to fund reserve replacement costs; uncertainties in evaluating oil and natural gas reserves of acquired properties and associated potential liabilities; unsuccessful exploration and development drilling; and production interruptions that could adversely affect our cash flow. Should any of these risks or uncertainties materialize, or should any of these assumptions prove incorrect, actual results may differ materially from those included within the forward-looking statements.
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
At September 30, 2009, we had the following commodity derivative instruments outstanding:

	2009	2010	2011	Total

Oil:
Fixed Price Swaps (Mbbl)	80	573	487	1,140
Weighted Average Price ($/Barrel)	$69.08	$68.39	$66.01	$67.42

Costless Collar (Mbbl)	100	—	—	100
Weighted Average Ceiling Price ($/Barrel)	$121.88	$—	$—	$121.88
Weighted Average Floor Price ($/Barrel)	$100.00	$—	$—	$100.00

Gas: (1)
Fixed Price Swaps (MMcf)	347	1,032	627	2,006
Weighted Average Price ($/Mcf)	$9.58	$8.57	$8.21	$8.63

Costless Collar (MCF)	353	—	—	353
Weighted Average Ceiling Price ($/Mcf)	$14.50	$—	$—	$14.50
Weighted Average Floor Price ($/Mcf)	$10.20	$—	$—	$10.20

(1)	Gas derivative contracts are designated in therms and have been converted to Mcf at a rate of 10 therm to 1 Mcf. The exchange rate at September 30, 2009 was 1.5991 to £1.00.
Interest Rate Risk
We are exposed to changes in interest rates. Changes in interest rates affect the interest earned on cash and cash equivalents and the interest rate paid on borrowings under debt.
At September 30, 2009, we had an interest rate swap for a notional amount of $37.5 million whereby we pay a fixed rate of 5.05% and receive three-month LIBOR through November 2009. A 250 change in basis points on LIBOR would not result in a material change in our results of operations.

Endeavour International Corporation
Evaluation of Disclosure Controls and Procedures
Item 4: Controls and Procedures
As of the end of the period covered by this Report, our management carried out an evaluation, with the participation of our chief executive officer (the “CEO”) and chief financial officer (the “CFO”), of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(b) or 15d-15(b) of the Securities Exchange Act of 1934, as amended). Based on that evaluation, the CEO and CFO concluded:
(i) that our disclosure controls and procedures are designed to ensure that information we are required to disclose in our reports filed or submitted under the Securities Exchange Act of 1934, as amended, is (a) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and (b) is accumulated and communicated to our management, including the CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure; and
(ii) that our disclosure controls and procedures were effective as of September 30, 2009.
Changes in Internal Control over Financial Reporting
There was no change in our system of internal control over financial reporting during the last fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
Part II. Other Information
Item 1A: Risk Factors
In addition to the factors discussed elsewhere in this report, including the financial statements and related notes, you should consider carefully the risks and uncertainties described below and in our Annual Report on Form 10-K for the year ended December 31, 2008 under Item 1A “Risk Factors,” which could materially adversely affect our business, financial condition and results of operations. While these are the risks and uncertainties we believe are most important, you should know that they are not the only risks or uncertainties facing us or that may adversely affect our business. Additional risks and uncertainties not presently known to us or that we currently deem immaterial also could impair our business operations and financial condition. If any of these risks or uncertainties were to occur, our business, financial condition or results of operation could be adversely affected.
The adoption of derivatives legislation by the U.S. Congress could have an adverse impact on our ability to hedge risks associated with our business.
Several proposals for derivative reform have been developed by committees across both the U.S. House of Representatives and the U.S. Senate. These proposals are focused on expanding

Endeavour International Corporation
Federal regulation surrounding the use of financial derivative instruments, including credit default swaps, commodity derivatives and other over-the-counter derivatives. Among the recommendations included in the proposals are the requirements for centralized clearing or settling of such derivatives as well as the expansion of collateral margin requirements for certain derivative-market participants. Depending on the ultimate form of legislation, our derivatives utilization could be adversely affected with (i) greater administrative burden, (ii) limitations on the form and use of derivatives, and (iii) expanded collateral margin requirements.
Although it is not possible at this time to predict when the U.S. Congress may act on derivatives legislation, any laws or regulations that may be adopted that subject us to additional collateral margin requirements relating to, or additional restrictions on, our trading and commodity positions could have an adverse effect on the cost of our hedging activity.
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
Endeavour International Corporation

Date: November 6, 2009	/s/ J. Michael Kirksey	/s/ Robert L. Thompson

	J. Michael Kirksey	Robert L. Thompson
	Executive Vice President and	Senior Vice President and
	Chief Financial Officer	Chief Accounting Officer
	(Principal Financial Officer)	(Principal Accounting Officer)