Form 10-Q
period 2010-03-31
ENDEAVOUR INTERNATIONAL CORP
filed 2010-05-07
CIK 1112412

United States
Securities and Exchange Commission
Washington, D.C. 20549
Form 10-Q
(Mark One)

☑	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the Quarterly Period Ended March 31, 2010
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☑ No
As of May 6, 2010, 162,651,152 shares of the registrant’s common stock were outstanding.

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

Part I: Financial Information
Item 1: Financial Statements
Endeavour International Corporation
Condensed Consolidated Balance Sheets
(Unaudited)
(Amounts in thousands)

	March 31,	December 31,
	2010	2009

Assets
Current Assets:
Cash and cash equivalents	$31,923	$27,287
Restricted cash	19	2,879
Accounts receivable	10,744	14,800
Prepaid expenses and other current assets	11,863	10,118

Total Current Assets	54,549	55,084

Property and Equipment, Net	305,913	266,587
Goodwill	211,886	211,886
Other Assets	5,725	5,322

Total Assets	$578,073	$538,879

See accompanying notes to condensed consolidated financial statements.

Endeavour International Corporation
Condensed Consolidated Balance Sheets
(Unaudited)
(Amounts in thousands)

	March 31,	December 31,
	2010	2009

Liabilities and Stockholders’ Equity
Current Liabilities:
Accounts payable	$26,045	$12,401
Current maturities of debt	79,942	—
Accrued expenses and other	18,180	17,798

Total Current Liabilities	124,167	30,199

Long-Term Debt	170,964	223,385
Deferred Taxes	83,033	80,692
Other Liabilities	75,295	85,412

Total Liabilities	453,459	419,688

Commitments and Contingencies

Series C Convertible Preferred Stock
Face value (liquidation preference)	46,625	50,000
Net non-cash premiums under fair value accounting on redemption	8,447	9,058

Total Series C Convertible Preferred Stock	55,072	59,058

Stockholders’ Equity:
Series B preferred stock — Liquidation preference: $3,154
Common stock; shares issued and outstanding — 161,256 and 131,618 shares at 2010 and 2009, respectively	161	132
Additional paid-in capital	272,864	247,707
Treasury stock, at cost - 498 and 498 shares at 2010 and 2009, respectively	(587)	(587)
Accumulated deficit	(202,896)	(187,119)

Total Stockholders’ Equity	69,542	60,133

Total Liabilities and Stockholders’ Equity	$578,073	$538,879

See accompanying notes to condensed consolidated financial statements.

Endeavour International Corporation
Condensed Consolidated Statement of Operations
(Unaudited)
(Amounts in thousands, except per share data)

	Three Months Ended
	March 31,
	2010	2009

Revenues	$13,721	$16,338

Cost of Operations:
Operating expenses	2,821	6,182
Depreciation, depletion and amortization	5,681	11,324
Impairment of oil and gas properties	7,692	29,402
General and administrative	4,431	3,835

Total Expenses	20,625	50,743

Loss From Operations	(6,904)	(34,405)

Other Income (Expense):
Derivatives:
Realized gains	232	11,936
Unrealized losses	(1,072)	(1,373)
Interest expense	(5,636)	(3,911)
Interest income and other	3,024	(341)

Total Other Income (Expense)	(3,452)	6,311

Loss Before Income Taxes	(10,356)	(28,094)

Income Tax Expense (Benefit)	4,834	(10,952)

Loss from Continuing Operations	(15,190)	(17,142)

Income from Discontinued Operations	—	279

Net Loss	(15,190)	(16,863)
Preferred Stock Dividends	589	2,669

Net Loss to Common Stockholders	$(15,779)	$(19,532)

Basic and Diluted Net Loss per Common Share:
Continuing operations	$(0.11)	$(0.15)
Discontinued operations	—	—

Total	$(0.11)	$(0.15)

Weighted Average Number of Common Shares Outstanding:
Basic and Diluted	149,546	129,291

See accompanying notes to condensed consolidated financial statements.

Endeavour International Corporation
Condensed Consolidated Statement of Cash Flows
(Unaudited)
(Amounts in thousands)

	Three Months Ended March 31,
	2010	2009

Cash Flows from Operating Activities:
Net loss	$(15,190)	$(16,863)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation, depletion and amortization	5,681	16,059
Impairment of oil and gas properties	7,692	29,402
Deferred tax expense (benefit)	3,477	(8,423)
Unrealized losses on derivatives	1,072	1,373
Amortization of non-cash compensation	1,153	657
Amortization of loan costs and discount	1,528	1,201
Non-cash interest expense	1,683	1,279
Other	(3,023)	(1,293)
Changes in operating assets and liabilities:
Decrease in receivables	4,056	4,504
(Increase) decrease in other current assets	(2,166)	4,707
Increase in liabilities	3,451	7,136

Net Cash Provided by Operating Activities	9,414	39,739

Cash Flows From Investing Activities:
Capital expenditures	(21,768)	(29,431)
Acquisitions	(29,407)	(1,153)
(Increase) decrease in restricted cash	2,859	(11,814)

Net Cash Used in Investing Activities	(48,316)	(42,398)

Cash Flows From Financing Activities:
Repayments of borrowings	—	(10,678)
Borrowings under debt agreements	25,000	—
Proceeds from issuance of common stock	20,011	—
Dividends paid	(550)	(2,656)
Other financing	(923)	(50)

Net Cash Provided by (Used in) Financing Activities	43,538	(13,384)

Net Increase (Decrease) in Cash and Cash Equivalents	4,636	(16,043)
Cash and Cash Equivalents, Beginning of Period	27,287	38,156

Cash and Cash Equivalents, End of Period	$31,923	$22,113

Cash and Cash Equivalents, End of Period:
Continuing operations	$31,923	$12,599
Discontinued operations	—	9,514

Total	$31,923	$22,113

See accompanying notes to condensed consolidated financial statements.

Endeavour International Corporation
Notes to Condensed Consolidated Financial Statements
(Unaudited)
(Amounts in thousands, except per unit data)
Note 1 — General
Endeavour International Corporation (a Nevada corporation) is an independent oil and gas company engaged in the acquisition, exploration and development of energy reserves. As used in these Notes to Condensed Consolidated Financial Statements, the terms “Endeavour,” “we,” “us,” “our” and similar terms refer to Endeavour International Corporation and, unless the context indicates otherwise, its consolidated subsidiaries. The accompanying financial statements should be read in conjunction with the audited consolidated financial statements and notes included in our Annual Report on Form 10-K for the year ended December 31, 2009.
Basis of Presentation and Use of Estimates
The accompanying unaudited condensed consolidated financial statements have been prepared on the accrual basis of accounting in accordance with GAAP and have been presented on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. These accounting principles require management to use estimates, judgments and assumptions that affect the reported amounts of assets and liabilities as of the date of the financial statements, and revenues and expenses during the reporting period. Management reviews its estimates, including those related to the determination of proved reserves, estimates of future dismantlement costs, income taxes and litigation. Actual results could materially differ from those estimates. In the opinion of management, all normal recurring adjustments considered necessary for a fair presentation have been included in these financial statements. Certain amounts for prior periods have been reclassified to conform to the current presentation.
Management believes that it is reasonably possible that the following material estimates affecting the financial statements could change in the coming year:
•	proved oil and gas reserves,

•	expected future cash flow from proved oil and gas properties,

•	future dismantlement and restoration costs,

•	fair values used in purchase accounting; and

•	fair value of derivative instruments.
Loss Per Share
Basic loss per common share is computed by dividing net loss to common stockholders by the weighted average number of common shares outstanding for the period. Diluted loss per share includes the effect of our outstanding stock options, warrants and shares issuable pursuant to convertible debt, convertible preferred stock and certain stock incentive plans under the treasury stock method, if including such instruments would be dilutive.

Endeavour International Corporation
Notes to Condensed Consolidated Financial Statements
(Unaudited)
(Amounts in thousands, except per unit data)
For each of the periods presented, shares associated with stock options, warrants, convertible debt, convertible preferred stock and certain stock incentive plans are not included because their inclusion would be anti-dilutive.
The common shares potentially issuable arising from these instruments, which were outstanding during the periods presented in the financial statements consisted of:

	March 31,
	2010	2009

Warrants, options and stock-based compensation	674	282
Convertible debt	37,910	35,581
Convertible preferred stock	37,300	50,000

	75,884	85,863

New Accounting Developments
On January 1, 2010, we adopted the following new standards without material effects on our results of operations or financial position:
•	Subsequent Events — Amended standards of accounting for and disclosure of events that occur after the balance sheet date but before the financial statements are issued.

•	Fair Value — New, expanded disclosures are required for recurring or nonrecurring fair-value measurements and the reconciliation of specific fair value measurements.
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

Endeavour International Corporation
Notes to Condensed Consolidated Financial Statements
(Unaudited)
(Amounts in thousands, except per unit data)

	Three Months Ended
	March 31,
	2010	2009

Sales	$—	$13,370

Income before Taxes	$—	$2,846
Income Tax Expense	—	(2,567)

Income from Operations	—	279

Net Income from Discontinued Operations	$—	$279

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
At March 31, 2010, total compensation cost related to awards not yet recognized was approximately $4.5 million and is expected to be recognized over a weighted average period of less than three years. Non-cash stock-based compensation is recorded in general and administrative (“G&A”) expenses or capitalized G&A as follows:

	Three Months Ended
	March 31,
	2010	2009

G & A Expenses	$883	$146
Capitalized G & A	270	392

Total non-cash stock-based compensation	$1,153	$538

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
The following table summarizes the weighted average of the assumptions used.

	For the Three Months Ended March 31,
	2010	2009

Risk-free rate	—	1.3%
Expected years until exercise	—	4.5
Expected stock volatility	—	56%
Dividend yield	—	—

Information relating to stock options, including notional stock options, is summarized as follows:

		Weighted	Weighted
	Number of	Average	Average
	Shares	Exercise	Contractual	Aggregate
	underlying	Price per	Life in	Intrinsic
	Options	Share	Years	Value

Balance outstanding January 1, 2010	4,212	$1.87
Exercised	(3)	0.54
Forfeited	(20)	1.56
Expired	(540)	4.17

Balance outstanding — March 31, 2010	3,649	$1.53	6.9	$936

Currently exercisable — March 31, 2010	2,405	$1.83	6.3	$405

Restricted Stock
At March 31, 2010, our employees and directors held 5.1 million restricted shares of our common stock that vest over the service period of up to three years. The restricted stock awards were valued based on the closing price of our common stock on the measurement date, typically the date of grant, and compensation expense is recorded on a straight-line basis over the restricted share vesting period.
Status of the restricted shares as of March 31, 2010 and the changes during the three months ended March 31, 2010 are presented below:

Endeavour International Corporation
Notes to Condensed Consolidated Financial Statements
(Unaudited)
(Amounts in thousands, except per unit data)

		Weighted
		Average Grant
		Date Fair
	Number of	Value per
	Shares	Share

Balance outstanding — January 1, 2010	3,420	$1.00
Granted	3,499	1.07
Vested	(1,779)	1.09
Forfeited	(21)	0.89

Balance outstanding — March 31, 2010	5,119	$1.02

Total grant date fair value of shares vesting during the period	$1,935

Note 4 — Property and Equipment
Property and equipment included the following at the dates indicated below:

	March 31,	December 31,
	2010	2009

Oil and gas properties under the full cost method:
Subject to amortization	$292,103	$275,278
Not subject to amortization:
Acquired in 2010	49,905	—
Acquired in 2009	44,702	51,797
Acquired in 2008	26,872	32,970
Acquired prior to 2008	59,888	69,786

	473,470	429,831
Computers, furniture and fixtures	3,655	3,560

Total property and equipment	477,125	433,391

Accumulated depreciation, depletion and amortization	(171,212)	(166,804)

Net property and equipment	$305,913	$266,587

The costs not subject to amortization relate to unproved properties and properties being made ready to be placed in service, which are excluded from amortizable capital costs until it is determined whether or not proved reserves can be assigned to such properties. We capitalized $0.7 million and $1.0 million in interest related to exploration activities for the quarters ended March 31, 2010 and 2009, respectively.

Endeavour International Corporation
Notes to Condensed Consolidated Financial Statements
(Unaudited)
(Amounts in thousands, except per unit data)
In the first quarter of 2010, we recorded $7.7 million in impairment of our U.S. oil and gas properties, pre-tax, through the application of the full cost ceiling test at the end of the quarter. The impairment was primarily due to the declaration of two wells as dry holes during the first quarter of 2010; the Alligator Bayou well which was spud in 2008 and a well under our Caza participation agreement. The prices used to determine the impairment for the U.S. properties were $69.83 per barrel for oil and $4.01 per Mcf for gas. We did not have an impairment of U.K. oil and gas properties, pre-tax, through the application of the full cost ceiling test at the end of the first quarter 2010. The prices used to determine the impairment for the U.K. properties were $68.74 per barrel for oil and $4.51 per Mcf for gas.
On January 6, 2010, we acquired significant positions in several U.S. resource plays as discussed below. We funded the initial cash contributions for these new joint ventures from existing cash reserves.
We entered into a participation agreement with Cohort Energy Company (“Cohort”), a subsidiary of J-W Operating Company, and acquired 50 percent of Cohort’s interests in certain acreage in North Louisiana/East Texas and Western Pennsylvania, primarily in the Haynesville and Marcellus gas shale plays. Our initial investment was $15 million cash, and we will pay a share of Cohort’s drilling and completion expenditures as wells are drilled over the next few years.
We also acquired 50 percent of Hillwood Energy Alabama LP’s (“Hillwood”) position in Hillwood’s unproven, but highly prospective new multi-target gas shale play in Alabama with an initial net investment of approximately $8.0 million.
Note 5 — Debt Obligations
Our debt consisted of the following at the dates indicated:

Endeavour International Corporation
Notes to Condensed Consolidated Financial Statements
(Unaudited)
(Amounts in thousands, except per unit data)

	March 31,	December 31,
	2010	2009

Senior notes, 6% fixed rate, due 2012	$81,250	$81,250
Senior bank facility, variable rate, due 2011 (1)	49,942	49,942
Convertible bonds, 11.5%, due 2014	51,271	49,838
Subordinated notes, 12.0%, due 2014	50,373	50,122
Junior facility, variable rate, due 2011	25,000	—

	257,836	231,152
Less: debt discount	(6,930)	(7,767)
Less: current maturities	(79,942)	—

Long-term debt	$170,964	$223,385

Standby letters of credit outstanding for abandonment liabilities	$31,312	$33,388

(1)	Subsequent to March 31, 2010, we repaid $8.5 million of our senior bank facility.
The fair value of our debt obligations was $253 million and $219 million at March 31, 2010 and December 31, 2009, respectively. The fair values of long-term debt were determined based upon quotes obtained from banks for our senior notes, discounted cash flows for our 11.5% convertible debt and book value for our other debt. Book value approximates fair value for our senior bank and junior facilities as these instruments bear interest at market rates.
Junior Facility
In the first quarter of 2010, we entered a $25 million lending facility between us, our subsidiaries and Bank of Scotland PLC (the “Junior Facility”), with a maturity date of February 5, 2011, and interest at LIBOR plus 8% (8.2% for first quarter of 2010). Our indebtedness under the Junior Facility remains secured by cross guarantees from our subsidiaries and a second ranking interest in the security package provided under our senior bank facility. Outstanding amounts under the Junior Facility may be prepaid.
The Junior Facility contains customary covenants, similar to those in our senior bank facility, which limit our ability to incur indebtedness, create certain liens, dispose of our assets and make dividend payments or other distributions with respect to equity securities. The Junior Facility also includes certain mandatory prepayment requirements for the amount of net proceeds received upon a capital raise, of more than $50 million, or the sale of an asset. The Junior Facility also contains a covenant to maintain a minimum fair market value of proved plus probable reserves to consolidated secured debt ratio of 2:1.

Endeavour International Corporation
Notes to Condensed Consolidated Financial Statements
(Unaudited)
(Amounts in thousands, except per unit data)
Senior bank facility
We have a $225 million Senior Bank Facility, which is subject to a borrowing base limitation with interest of LIBOR plus 1.3% (2% for the first quarter of 2010). At March 31, 2010, we had $49.9 million outstanding under this facility. The Senior Bank Facility also provides for issuances of letters of credit of up to an aggregate $60 million. As of March 31, 2010, we have $31.3 million of outstanding letters of credit related to abandonment liabilities on certain of our oil and gas properties in the North Sea.
The borrowing base is subject to redetermination every six months (on April 1 and October 1), and we are required to provide our lenders with an independent reserve report every 12 months. Based on our reserve report at December 31 and June 30 each year, commodity prices set by our lenders and terms set forth in the credit agreement, the maximum capacity of our borrowing base is set, and any amounts outstanding over the redetermined borrowing base must be repaid within 45 days of the redetermination date. The senior bank facility is also subject to maximum commitment levels by the participating lenders that change over time. As of April 1, 2010, the redetermination set the borrowing base capacity at $40.6 million. Subsequent to March 31, 2010, we repaid $8.5 million of our Senior Bank Facility.
On February 5, 2010, we amended our Senior Bank Facility. Previously, the final maturity date of the Senior Bank Facility was the earlier of October 31, 2011 or the reserve tail date, being the date when the remaining borrowing base reserves are projected to be 20% or less of the initially approved borrowing base reserves. The amendment brings the maturity date of the senior bank facility into alignment with the originally expected reserve tail date and maturity of the Junior Facility by changing the final maturity date to the earlier of January 31, 2011 or the reserve tail date.
2011 Debt Maturities
As of March 31, 2010, we have $79.9 million in debt due in the first quarter of 2011, $8.5 million of which was repaid in April 2010. We plan to utilize our existing U.K. oil and gas assets, as well as our growing U.S. reserve base, as a basis for refinancing and expanding of our credit facilities. We are currently in discussions with several parties concerning this process, however, there can be no assurance that we would be able to refinance or expand our credit facilities. In addition, we cannot predict the potential terms of any new or revised credit facilities. We continually monitor the capital markets to evaluate the most appropriate actions to fund our activities. We strive to synchronize our capital expenditures with our cash flow. However, we believe our existing U.K. reserves, including probable reserves, are of significant value and together with our U.S. assets can be used as support for increased financial resources when necessary to fund our on-going activities. We continually monitor the capital markets to evaluate the most appropriate actions in our capital market activities.

Endeavour International Corporation
Notes to Condensed Consolidated Financial Statements
(Unaudited)
(Amounts in thousands, except per unit data)
Note 6 — Asset Retirement Obligations
Our asset retirement obligations relate to obligations for the future plugging and abandonment of oil and gas properties. The following table provides a rollforward of our asset retirement obligations for the three months ended March 31, 2010 and 2009:

	Three Months Ended
	March 31,
	2010	2009

Carrying amount of asset retirement obligations as of beginning of period	$47,362	$38,776
Accretion expense	1,134	965
Impact of foreign currency exchange rate changes	(3,062)	(744)
Payment of asset retirement obligation	(483)	(97)
Reduction in asset retirement obligation	(1,812)	—

	43,139	38,900
Less: ARO Liability — Current	(5,000)	—

Carrying amount of asset retirement obligations as of end of period	$38,139	$38,900

Note 7 — Equity Transactions
Series C Convertible Preferred Stock
On January 29, 2010, we and the holders of our outstanding Series C Convertible Preferred Stock corrected a technical oversight in the Subscription and Registration Rights Agreement for our Series C Convertible Preferred Stock. The amendment aligns the number of common shares reserved for the potential conversion of the Series C Convertible Preferred Stock to the terms of the Series C Convertible Preferred Stock after our partial redemption in November 2009. On March 10, 2010, we also amended the Certificate of Designation for the Series C Convertible Preferred Stock and the $50 million subordinated note issued to the holders of the Series C Convertible Preferred Stock to make certain technical changes that align certain definitions and provisions relating to potential repurchases of securities by us.
In February and March 2010, a combined 3,375 shares of our Series C Convertible Preferred Stock were converted into 2.7 million shares of our common stock. In April 2010, an additional 1,625 shares of our Series C Convertible Preferred Stock were converted into 1.3 million shares of our common stock.
Common Stock Issuance
On February 4, 2010, we completed a private placement of common stock pursuant to a Common Stock Purchase Agreement with existing stockholders, certain directors and other third-party investors, thereby selling 23.5 million shares of our common stock, for aggregate net cash

Endeavour International Corporation
Notes to Condensed Consolidated Financial Statements
(Unaudited)
(Amounts in thousands, except per unit data)
consideration of approximately $20.5 million. The purchase price per share was $0.90, the closing price of our shares on the NYSE Amex on February 3, 2010. We intend to use the net proceeds from this private placement to partially fund our 2010 capital budget.
Note 8 — Fair Value Measurements
We apply fair value measurements to certain assets and liabilities including derivative instruments, marketable securities and embedded derivatives relating to conversion and change in control features in certain of our debt instruments. We seek to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. Fair value measurements are classified and disclosed in one of the following categories:
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
Financial assets and liabilities are classified based on the lowest level of input that is significant to the fair value measurement. The following table summarizes the valuation of our investments and financial instruments by pricing levels as of March 31, 2010:

Endeavour International Corporation
Notes to Condensed Consolidated Financial Statements
(Unaudited)
(Amounts in thousands, except per unit data)

	Quoted Market Prices	Significant Other	Significant
	in Active Markets —	Observable Inputs —	Unobservable Inputs	Total
	Level 1	Level 2	Level — 3	Fair Value

Three Months Ended March 31, 2010
Oil and gas derivative contracts:
Oil and gas swaps	$—	$(12,610)	$—	$(12,610)
Embedded derivatives	—	—	(30,120)	(30,120)

Total derivative liabilities	$—	$(12,610)	$(30,120)	$(42,730)

Twelve Months Ended December 31, 2009
Oil and gas derivative contracts:
Oil and gas swaps	$—	$(12,816)	$—	$(12,816)
Embedded derivatives	—	—	(28,843)	(28,843)

Total derivative liabilities	$—	$(12,816)	$(28,843)	$(41,659)

Our commodity derivative contracts were measured based on quotes from our counterparties, all of whom are major financial institutions or commodities trading institutions. Such quotes have been derived using models that consider various inputs including current market and contractual prices for the underlying instruments, quoted forward prices for natural gas and crude oil, volatility factors and interest rates, such as a LIBOR curve for a similar length of time as the derivative contract term. The inputs for the fair value models for our swaps are all observable market data, and as a result these instruments have been classified as Level 2.
The following is a reconciliation of changes in fair value of net derivative assets and liabilities classified as Level 3:

Endeavour International Corporation
Notes to Condensed Consolidated Financial Statements
(Unaudited)
(Amounts in thousands, except per unit data)

Three months ended March 31, 2010
Balance at beginning of period	$(28,843)
Total gains or losses (realized/unrealized)
Included in earnings	(1,277)

Balance at end of period	$(30,120)

Changes in unrealized gains (losses) relating to derivatives assets and liabilities still held at March 31, 2010	$(1,277)

Three months ended March 31, 2009
Balance at beginning of period	$(12,057)
Total gains or losses (realized/unrealized)
Included in earnings	(299)

Balance at end of period	$(12,356)

Changes in unrealized gains (losses) relating to derivatives assets and liabilities still held at March 31, 2009	$528

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
Note 9 — Derivative Instruments
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
The fair market value of these derivative instruments is included in our balance sheet as follows for the periods indicated:

	March 31,	December 31,
	2010	2009

Derivatives not designated as hedges:
Oil and gas commodity derivatives:
Assets:
Prepaid expenses and other current assets	$2,469	$2,890
Other assets — long term	626	318
Liabilities:
Accrued expenses and other	(8,668)	(6,817)
Other liabilities — long-term	(7,037)	(9,207)

	$(12,610)	$(12,816)

Embedded derivatives related to debt and equity instruments:
Liabilities:
Other liabilities — long-term	(30,120)	(28,843)
If all counterparties failed to perform, our maximum loss would be $3.1 million as of March 31, 2010.
The effect of the derivatives not designated as hedges on our results of operations was as follows for the periods indicated:

	Three Months Ended
	March 31,
	2010	2009

Derivatives not designated as hedges:
Oil and gas commodity derivatives
Realized gains	$232	$11,936
Unrealized gains	205	397

	437	12,333

Embedded derivatives related to debt and equity instruments
Unrealized losses	$(1,277)	$(1,770)

The effect of derivatives designated as cash flow hedges on our results of operations and other comprehensive income was as follows for the periods indicated:

Endeavour International Corporation
Notes to Condensed Consolidated Financial Statements
(Unaudited)
(Amounts in thousands, except per unit data)

		First Quarter
		March 31,
	Location of
	Reclassification
	into Income	2010	2009

Interest rate swap
(Gain) loss recognized in other comprehensive income, net of tax		$—	$136
(Gain) loss reclassified from accumulated other comprehensive income into income	Interest expense	—	309
We did not exclude any component of the hedging instruments’ gain or loss when assessing effectiveness. The ineffective portion of the hedges is not material for the periods presented and is included in other income (expense).
As of March 31, 2010, our outstanding commodity derivatives covered approximately 917 Mbbls and 1,401 MMcf cumulative through 2011 and consist of fixed price swaps with BNP Paribas.
We held an interest rate swap with BNP Paribas for a notional amount of $37.5 million whereby we paid a fixed rate of 5.05% and received three-month LIBOR through November 2009.
Note 10 — Supplemental Cash Flow Information
Cash paid during the period for interest and income taxes was as follows:

	Three Months Ended March 31,
	2010	2009

Interest paid	$4,119	$2,438

Income taxes paid	$217	$3,654

The net cash flows provided by operating activities are primarily impacted by the earnings from our business activities. The cash flows provided by operating activities decreased to $9.4 million for the three months ended March 31, 2010 as compared to $39.7 million for the three months ended March 31, 2009 primarily due to a decrease in cash flows from decreased revenues as a

Endeavour International Corporation
Notes to Condensed Consolidated Financial Statements
(Unaudited)
(Amounts in thousands, except per unit data)
result of lower realized gains on commodity derivatives and sales volumes and additional payables related to increased U.S. operations.
The cash provided by or used in investing activities represents expenditures for capital projects and decreases to restricted cash under escrow for our rig commitments.
The cash used in financing activities consists of borrowings and repayments of debt, payments of preferred dividends, payment of financing costs, and proceeds from the issuance of common stock.
Note 11 — Comprehensive Loss
Excluding net loss, our source of comprehensive loss is the net unrealized loss on derivative instruments and marketable securities, which are classified as available-for-sale. The following summarizes the components of comprehensive loss:

	Three Months Ended
	March 31,
	2010	2009

Net loss	$(15,190)	$(16,863)

Unrealized (gain) loss on interest rate swap derivative instrument, net of tax	—	136

Reclassification adjustment for (gain) loss realized in net loss above	—	381

Net impact on comprehensive income (loss)	—	517

Comprehensive loss	$(15,190)	$(16,346)

Note 12 — Commitments and Contingencies
We have previously disclosed a potential commitment on a drilling rig in our North Sea operations. The rig owner and operator has made a claim for 46 days of rig time. We are in dispute with the rig operator in relation to this commitment and have also raised potential counterclaims. We will defend our position vigorously.

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
Overview
We are an international oil and gas exploration and production company. Historically, we have focused our operations in the North Sea, but began expanding our focus in 2009 to target unconventional U.S. onshore resource shale plays with shorter production-cycle times and more compelling risk/return profiles. Since the beginning of 2009, we have taken measured and specific steps to achieve this strategic shift while maintaining our strong financial discipline, including:
•	In the second quarter of 2009, we sold our Norwegian operations for cash consideration of $150 million, providing the financial flexibility and strength to continue our U.K. development program and accelerate our expanding U.S. initiative.

•	In the fourth quarter of 2009, we entered into a joint venture relationship with Cohort Energy Company (“Cohort”), a subsidiary of J-W Operating Company, an established U.S. gas shale operator, providing us with acreage positions and production in the Haynesville and Marcellus gas shales.

•	In the fourth quarter of 2009, we redeemed 60 percent of the outstanding shares of our Series C Preferred Stock, for face value of $75 million, and amended the terms of the remaining shares of Series C Preferred Stock. The redemption price consisted of a $25 million cash payment and the issuance of $50 million Subordinated Notes.

•	In January 2010, we acquired 50 percent of Cohort’s interests in certain acreage in North Louisiana/East Texas and Western Pennsylvania, primarily in the Haynesville and Marcellus gas shale plays, for $15 million cash. We also acquired 50 percent of Hillwood Energy Alabama LP’s (“Hillwood”) position in Hillwood’s unproven, but highly prospective new multi-target gas shale play in Alabama with an initial net investment of approximately $8.0 million.

•	In February 2010, we sold 23.5 million shares of common stock in a private placement for aggregate net proceeds of $20.5 million. We also entered into a $25 million junior lending facility, with a maturity date of February 5, 2011. The net proceeds from the private placement and the junior facility will be used to partially fund our 2010 capital budget.

Endeavour International Corporation
•	On March 15, 2010, we announced that our board of directors had approved a review of strategic alternatives for our North Sea assets. In an effort to unlock the value of our underlying North Sea assets, we will study a full range of options, including:
•	Continuing to execute our current operations plan;

•	Entering into a joint venture to accelerate activities in the North Sea; and

•	Selling specific assets or the entire North Sea business.
•	During 2010, we plan to utilize our existing U.K. oil and gas assets, as well as our growing U.S. reserve base, as a basis for refinancing and expanding our credit facilities. We are currently in discussions with several parties concerning this process.
With our recent entry into the onshore U.S. shale plays, we are attempting to balance the capital intensive, long lead-time nature of our North Sea assets. We believe the resource-rich shale plays provide us with less expensive, shorter lead time opportunities in some of the most active hydrocarbon producing areas in the U.S. In addition, we intend to continue to actively manage our North Sea assets in a manner that maximizes value and enables us to allocate resources to effectively pursue our strategic objectives. Our North Sea activities and assets remain a key source of value that can be further developed to increase our overall reserves and production. Our major development projects — Bacchus, Columbus, Cygnus and Rochelle — have the potential to significantly expand our total proved reserves and production levels. While it is too early to speculate on the eventual outcome of our strategic review of our U.K. operations, further exploration and development efforts will continue on our current and nearby properties to achieve maximum risk-adjusted value for our North Sea assets. There can be no assurance that we will pursue alternative options, including those listed above, and we may elect not to implement any changes upon completion of our review.
We continue to believe that our balanced portfolio of exploration and development assets, exploited through a disciplined approach to capital resources, will enable us to realize the full value of our assets and increase shareholder return. We also believe our existing U.K. reserves, are of significant value and, together with our U.S. assets, may be used as support for increased financial resources, where necessary, to fund our on-going activities or refinance our outstanding indebtedness. We continually monitor the capital markets, assess growth opportunities like the U.S. resource plays, and review strategic alternatives to pursue the most appropriate actions to fund our activities and increase shareholder return.
Results of Operations
Our revenues and cash flows from operating activities are very sensitive to changes in prices received for our products. Market prices for natural gas have significantly declined since 2009 as a result of the global economic decline, impacting our revenues, which have decreased from $16.3 million in the three months ended March 31, 2009 to $13.7 million in the same period of 2010. Discretionary cash flow was $4.1 million for the three months ended March 31, 2010 as compared to $23.4 million for the same period in 2009. The declines in revenues and discretionary cash flow reflect decreases in sales volumes due to delays in oil tanker liftings and realized prices after the effects of commodity derivatives.

Endeavour International Corporation
Our net income can be significantly affected by various non-cash items, such as unrealized gains and losses on our derivatives, impairment of oil and gas properties, currency impact of long-term liabilities and deferred taxes. Net loss to common shareholders for the three months ended March 31, 2010 was $15.8 million, or $0.11 per share. For the three months ended March 31, 2009, net loss to common shareholders was $19.5 million, or $0.15 per share. Net loss as adjusted for the three months ended March 31, 2010 would have been $7.0 million without the effect of derivative transactions, impairment of oil and gas properties and currency impacts of deferred taxes as compared to net loss as adjusted of $3.9 million for the same period in 2009. Adjusted EBITDA decreased to $9.7 million for the three months ended March 31, 2010 from $25.4 million for the same period in 2009. For definitions of Adjusted EBITDA and Discretionary Cash Flow, and a reconciliation of Adjusted EBITDA to net income as adjusted, please see “Reconciliation of Non-GAAP Accounting Measures.”
The cash flows provided by operating activities decreased to $9.4 million for the nine months ended March 31, 2010 as compared to $39.7 million for the same period in 2009 primarily due to significant decreases in revenues as a result of lower commodity prices and lower sales volumes discussed below.
The following table shows our average sales volumes and sales prices for our operations for the periods presented.

Endeavour International Corporation

	Three Months Ended
	March 31,
	2010	2009

Sales volume (1)
Oil and condensate sales (Mbbls):
United Kingdom	113	178
United States	1	1

Continuing operations	114	179
Discontinued operations — Norway	—	224

Total	114	403

Gas sales (MMcf):
United Kingdom	766	1,078
United States	280	51

Continuing operations	1,046	1,129
Discontinued operations — Norway	—	533

Total	1,046	1,662

Oil equivalent sales (MBOE)
United Kingdom	241	358
United States	48	9

Continuing operations	289	367
Discontinued operations — Norway	—	313

Total	289	680

Total BOE per day	3,209	7,551

Physical production volume (BOE per day):
United Kingdom	3,118	4,315
United States	578	90

Continuing operations	3,696	4,405
Discontinued operations — Norway	—	3,365

Total	3,696	7,770

Realized Prices (2)
Oil and condensate price ($ per Bbl):
Before commodity derivatives	$70.24	$41.68
Effect of commodity derivatives	(7.50)	24.50

Realized prices including commodity derivatives	$62.74	$66.18

Gas price ($ per Mcf):
Before commodity derivatives	$5.43	$7.78
Effect of commodity derivatives	1.25	1.25

Realized prices including commodity derivatives	$6.68	$9.03

Equivalent oil price ($ per BOE):
Before commodity derivatives	$47.51	$43.71
Effect of commodity derivatives	1.55	17.56

Realized prices including commodity derivatives	$49.06	$61.27

Endeavour International Corporation

(1)	We record oil revenues using the sales method, i.e. when delivery has occurred. Actual production may differ based on the timing of tanker liftings. We use the entitlements method to account for sales of gas production.

(2)	The average sales prices reflect both our continuing and discontinued operations and include gains and losses for derivative contracts we utilize to manage price risk related to our future cash flows.
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
The markets in which we sell our oil and natural gas also materially impact our revenues and cash flows. Oil trades on a worldwide market and consequently, price movements for all types and grades of crude oil generally trend in the same direction and within a relatively narrow price range. However, natural gas prices vary among geographic areas as the prices received are largely impacted by local supply and demand conditions as the global transportation infrastructure for natural gas is still developing. As such, the oil we produce and sell is typically sold at prices in line with global prices, whereas our natural gas is to a large extent impacted by regional supply and demand issues and to a lesser extent by global fuel prices, including oil and coal. Specifically, we sell a majority of our gas into the U.K. market, which is very sensitive to and impacted by tighter European gas supplies and gas deliveries from Russia. Therefore, the price for natural gas in the U.K. market is typically higher than the price for natural gas in other geographic regions and markets, including the U.S.
For the first quarter of 2010 and 2009, we had sales volume of 3,209 BOE per day and 4,080 BOE per day, respectively, for our continuing operations. Our physical daily production for our continuing operations was approximately 3,696 BOE and 4,405 BOE for the first quarter of 2010 and 2009, respectively. The decrease in sales volume is primarily attributable to fewer liftings and maintenance down time at our Alba, Bittern, Enoch and Goldeneye fields, and was partially offset by an increase in sales from our U.S. assets acquired in the fourth quarter of 2009.
The production from our IVRRH, Renee and Rubie fields has been suspended until the development activities at Rochelle are operational which we currently anticipate to be during 2011. These fields had a combined sales volume of 244 BOE per day for the first quarter of 2009, the last period during which they were in production. After the start of Rochelle production, we expect to re-develop these fields if commercially advisable and practicable.
During the three months ended March 31, 2010, we realized $0.2 million in gains on the settlement of commodity derivatives, compared to $11.9 million in gains for the same period in 2009.

Endeavour International Corporation
Expenses
For the three months ended March 31, 2010, operating expenses decreased to $2.8 million as compared to $6.2 million for the same period in 2009. Operating costs per BOE decreased from $16.84 per BOE for the three months ended March 31, 2009 to $9.77 per BOE for the three months ended March 31, 2010. The decrease in operating expenses from 2009 to 2010 is primarily due to the suspension of production at the IVRRH and Rubie fields, which were our fields with the highest operating costs. These fields were suspended at the end of the first quarter of 2009.
Depreciation, depletions and amortization (“DD&A”) expense decreased to $5.7 million from $11.3 million for the first quarter of 2010 and 2009, respectively, reflecting the lower sales volumes and the decrease in our DD&A rate per BOE after the reserve additions and impairments recorded in 2009.
General and administrative (“G&A”) expenses increased to $4.4 million during the first quarter of 2010 as compared to $3.8 million for the corresponding period in 2009. This increase primarily resulted from higher compensation expense due to expanding U.S. operations and increased legal, accounting, and consulting fees that pertain to our expanding U.S. operations and strategic review of our U.K. assets. Components of G&A expenses for these periods are as follows:

	Three Months Ended
	March 31,
	2010	2009

Compensation	$4,243	$3,411
Consulting, legal and accounting fees	1,527	901
Occupancy costs	249	224
Other expenses	173	441

Total gross cash G&A expenses	6,192	4,977

Non-cash stock-based compensation	1,153	538

Gross G&A expenses	7,345	5,515
Less: capitalized G & A expenses	(2,914)	(1,680)

Net G&A expenses	$4,431	$3,835

Interest expense increased by $1.7 million to $5.6 million for the three months ended March 31, 2010 as compared to $3.9 million for the corresponding period in 2009 due to interest related to the $50 million Subordinated Notes issued in the fourth quarter of 2009 and the new Junior Facility issued in the first quarter of 2010.
Income Taxes
The following summarizes the components of tax expense (benefit):

Endeavour International Corporation

	UK	U.S.	Other	Total

Three Months Ended March 31, 2010
Net income (loss) before taxes from continuing operations	$4,127	$(11,842)	$(2,641)	$(10,356)

Current tax expense (benefit)	1,356	—	—	1,356
Deferred tax expense (benefit)	3,536	—	—	3,536
Foreign currency losses on deferred tax liabilities	—	—	(58)	(58)

Income tax expense (benefit)	4,892	—	(58)	4,834

Net loss from continuing operations	$(765)	$(11,842)	$(2,583)	$(15,190)

Three Months Ended March 31, 2009
Net loss before taxes from continuing operations	$(22,610)	$(3,404)	$(2,080)	$(28,094)

Current tax expense (benefit)	594	—	—	594
Deferred tax expense (benefit)	(9,600)	—	—	(9,600)
Foreign currency losses on deferred tax liabilities	(1,946)	—	—	(1,946)

Income tax expense (benefit)	(10,952)	—	—	(10,952)

Net loss from continuing operations	$(11,658)	$(3,404)	$(2,080)	$(17,142)

The change in income tax expense (benefit) from $(11.0) million to $4.8 million for the three months ended March 31, 2009 and 2010, respectively, is primarily the result of taxes on increased income resulting from decreases in operating expenses and impairments partially offset by lower revenues from lower realized commodity prices and sales volumes.
In 2010 and 2009, we did not record any income tax benefits in the U.S. as there was no assurance that we could generate any U.S. taxable earnings, resulting in a full valuation allowance of deferred tax assets generated.
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
Net Income (Loss) as Adjusted, Adjusted EBITDA and Discretionary Cash Flow are internal, supplemental measures of our performance that are not required by, or presented in accordance with, generally accepted accounting principles in the United States (GAAP). We use these non-

Endeavour International Corporation
GAAP measures as internal measures of performance and to aid in our budgeting and forecasting processes. We view these non-GAAP measures, and we believe that others in the oil and gas industry view these, or similar, non-GAAP measures, as commonly used analytic indicators to compare performance among companies in our industry. We further believe that these non-GAAP measures are frequently used by securities analysts, investors, and other interested parties in the evaluation of issuers, many of which present these measures when reporting their results. We believe these non-GAAP measures provide useful information to both management and investors to gain an overall understanding of our current financial performance and provide investors with financial measures that most closely align to our internal measurement processes. Since the application of mark-to-market accounting has the effect of pulling forward into current periods non-cash gains and losses related to commodity derivatives relating to future delivery periods, analysis of results of operations from one period to another can be difficult. We believe that excluding these unrealized non-cash gains and losses related to commodity derivatives and currency exchange changes provides a more meaningful representation of our economic performance in the reporting period and is therefore useful to us, investors, analysts and others in facilitating the analysis of our results of operations from one period to another. These measures should not be considered as measures of financial performance under GAAP, and the items excluded from these measures are significant components in understanding and assessing financial performance.
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

	Three Months Ended
	March 31,
	2010	2009

Net loss	$(15,190)	$(16,863)

Depreciation, depletion and amortization	5,681	16,059
Impairment of oil and gas properties	7,692	29,402
Deferred tax expense (benefit)	3,477	(8,423)
Unrealized (gain) loss on derivatives	1,072	1,373
Other	1,341	1,844

Discretionary Cash Flow (1)	$4,073	$23,392

Net loss to common shareholders	$(15,779)	$(19,532)

Impairment of oil and gas properties (net of tax) (2)	7,692	14,745
Unrealized (gain) loss on derivatives (net of tax) (3)	1,174	1,571
Currency impact on deferred taxes	(59)	(705)

Net Income (Loss) as Adjusted	$(6,972)	$(3,921)

Net loss to common shareholders	$(15,779)	$(19,532)

Unrealized (gain) loss on derivatives	1,072	1,373
Net interest expense	5,633	3,820
Depreciation, depletion and amortization	5,681	16,059
Impairment of oil and gas properties	7,692	29,402
Income tax expense (benefit)	4,834	(8,385)
Preferred stock dividends	589	2,669

Adjusted EBITDA	$9,722	$25,406

(1)	Discretionary cash flow is equal to cash flow from operating activities before the changes in operating assets and liabilities.

(2)	Net of tax benefits of none and $(14,657), respectively.

(3)	Net of tax expense of $102 and $198, respectively.

Endeavour International Corporation
Liquidity and Capital Resources
The following table summarizes our net cash flows from operating, investing and financing activities for the periods indicated. For additional details regarding the components of our primary cash flow amounts, see the Condensed Consolidated Statements of Cash Flows under Item 1 of this report.

	Three Months Ended March 31,
	2010	2009

Net cash provided by operating activities	$9,414	$39,739

Net cash used in investing activities	$(48,316)	$(42,398)

Net cash provided by (used in) financing activities	$43,538	$(13,384)

The net cash flows provided by operating activities are primarily impacted by the earnings from our business activities. The cash flows provided by operating activities decreased to $9.4 million for the first quarter of 2010 as compared to $39.7 million for the first quarter of 2009 primarily due to decreased revenues as a result of lower realized commodity prices after including the effects of our derivatives and lower sales volumes.
The cash provided by or used in investing activities represents expenditures for capital projects, and decreases to restricted cash under escrow for our rig commitments. For the three months ended March 31,2010, cash used in investing activities was $48.3 million. See “Capital Program — 2010 Activity” below.
The cash provided by financing activities consists of borrowings, payments of preferred dividends, payment of financing costs, and proceeds from the issuance of common stock. For the three months ended March 31, 2010, net cash provided by financing activities included $25 million of borrowings under the Junior Facility. The Junior Facility matures February 5, 2011, with interest at LIBOR plus 8%. In February 2010, we also issued 23.5 million shares of common stock for aggregate net proceeds of $20.5 million.
We strive to synchronize our capital expenditures with our cash flow. However, we believe our existing U.K. reserves are of significant value and together with our U.S. assets can be used as support for increased financial resources when necessary to fund our on-going activities or refinance indebtedness. At March 31, 2010, we had $49.9 outstanding under our Senior Bank Facility. The Senior Bank Facility has a current borrowing base capacity of $49.9 million, which is secured by our oil and gas assets. As of April 1, 2010, the redetermination set the borrowing base capacity at $40.6 million. Subsequent to March 31, 2010 we repaid $8.5 million of our Senior Bank Facility.
At March 31, 2010, we had $79.9 million in debt due by the end of the first quarter of 2011. During 2010, we plan to utilize our existing U.K. oil and gas assets, as well as our growing U.S. reserve base, as a basis for refinancing and expanding our credit facilities. We are currently in discussions with several parties concerning this process, however there can be no assurance that we would be able to refinance or expand our credit facilities. In addition, we cannot predict the

Endeavour International Corporation
potential terms of any new or revised credit facilities. We continually monitor the capital markets to evaluate the most appropriate actions to fund our activities.
Capital Program
We design our capital program to maintain a balanced asset portfolio along multiple fronts, including:
•	Value creation, such as net present value per BOE and internal rate of return;

•	Lead time from initial acquisition to first production;

•	Ownership interest, risks and rewards, for example lower interests in high risk projects;

•	Financial impact, for example finding costs per BOE and timing of capital commitments;

•	Growth opportunities, i.e. a successful well unlocks a play and supplies a string of future drill locations;

•	Gas versus oil; and

•	U.K. and U.S.
Our U.K. North Sea portfolio generally provides greater financial impact but is more expensive and requires longer lead times to first production. Our U.S. activity provides significantly shorter lead times but is likely to have less financial impact as the wells are, on average, both, less expensive and have less reserve potential than our U.K. assets.
We anticipate spending approximately $90 million, excluding acquisition costs, during 2010 to fund oil and gas activities in the U.S. and U.K. The majority of this amount is controllable by us. Our primary focus during 2010 in the U.S. will be in the Haynesville area as we believe this acreage contains attractive near-term production potential. Our ongoing U.S. program and expenditures will be further developed and tailored following the completion of our early drilling results. During 2010, we also expect to begin the evaluation program of our other U.S. assets in the Marcellus area and the two frontier plays in Alabama and Montana. Four U.K. wells have been or will be drilled in 2010; two Cygnus appraisal wells in the western portion of the field; the Deacon well that began in 2009 and finished in 2010, and the exploration well west of the Rochelle development. While this drilling is occurring, we expect to continue to further our development programs at our four existing development projects, including ongoing engineering assessments for future production and commercial off-take solutions.
We intend to fund these development activities through cash on hand and cash flow generated from operations, as well as expansion of our credit facilities as needed. Our primary sources of financial resources and liquidity are internally generated cash flows from operations and access to the credit and capital markets, to the extent available. We have historically utilized a combination of borrowings under our bank facility and accessing the capital markets to fund our operations, capital projects or strategic acquisitions. We believe the combination of our available cash on hand, cash flow from operations, our ability to time capital expenditures and development phase financing for specific projects will allow us to pursue our drilling program for the next 18 months while enabling us to further our strategic objectives.

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
2010 Activity
In the first quarter of 2010, we incurred $21.8 million of drilling and exploration activities. Drilling activity in the U.K. during the quarter was ongoing at both Cygnus and Deacon prospects, while in the U.S., we were active at eight wells, seven of which are through our participation agreement with Cohort. We expect to have results of the seven Cohort wells in the second quarter of 2010. We also incurred approximately $29.4 million in leasehold acquisition costs to expand our existing U.S. acreage position.
Results from the 44-11a appraisal well drilled during the quarter have led to preliminary estimates of reserves and resources that are significantly increased to make the Cygnus field one of the largest gas fields ever discovered in the Southern North Sea. The appraisal well was drilled to a depth of 12,207 feet, encountering a high quality, gas-saturated Leman sand reservoir with a sand thickness of 130 feet gross and 85 feet net. The rig then moved south to spud another Cygnus appraisal well, the 44/12a-5, at the end of April 2010.
In 2009, we began drilling an exploration well at the U.K. Deacon prospect, which resulted in a dry hole during the first quarter of 2010. In the U.S., two wells were declared dry holes during the first quarter of 2010, the Alligator Bayou well which was spud in 2008 and a well under our participation agreement with Caza Petroleum Inc., a subsidiary of Caza Oil and Gas, Inc. (“Caza”).
United States Acquisitions
We have made significant recent acquisitions to bolster our holdings in unconventional U.S. onshore resource shale plays. On January 6, 2010, we acquired significant positions in several U.S. resource plays. We funded the initial cash contributions for these new joint ventures from existing cash reserves.
We entered into a participation agreement with Cohort and acquired 50 percent of Cohort’s interests in certain acreage in North Louisiana/East Texas and Western Pennsylvania, primarily in the Haynesville and Marcellus gas shale plays. Our initial investment was $15 million cash, and we will pay a share of Cohort’s drilling and completion expenditures as wells are drilled over the next few years. As part of this joint venture, we also acquired additional acreage in the Marcellus gas shale play area for $7.5 million.
We also acquired 50 percent of Hillwood’s position in its unproven, but highly prospective new multi-target gas shale play in Alabama with an initial net investment of approximately $8.0 million. In addition, we will pay a share of Hillwood’s drilling and completion expenditures of

Endeavour International Corporation
the first two wells in the program. During 2010, we expect to participate in the drilling of two wells and a 38 mile 2D seismic program.
In April 2009, we executed an agreement with Caza to participate in a jointly established exploration and development program covering Caza’s onshore acreage position and opportunity portfolio in the United States. We terminated the agreement effective April 2010.
2010 Outlook
The table below sets forth a range of estimates for the company’s operating statistics for the full year ending December 31, 2010 .

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
Disclosures About Contractual Obligations and Commercial Commitments
See “Capital Program” for a discussion of our planned expenditures.
Cautionary Statement for Forward-Looking Statements
Certain statements and information in this Quarterly Report on Form 10-Q may constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. The words “believe,” “expect,” “anticipate,” “plan,” “intend,” “foresee,” “should,” “would,” “could” or other similar expressions are intended to identify forward-looking statements, which are generally not historical in nature. These forward-looking statements are based on our current expectations and beliefs concerning future developments and their potential effect on us. While management believes that these forward-looking statements are reasonable as and when made, there can be no assurance that future developments affecting us will be those that we anticipate. All comments concerning our expectations for future revenues and operating results are based on our forecasts for our existing operations and do not include the potential

Endeavour International Corporation
impact of any future acquisitions. Our forward-looking statements involve significant risks and uncertainties (some of which are beyond our control) and assumptions that could cause actual results to differ materially from our historical experience and our present expectations or projections. Important factors that could cause actual results to differ materially from those in the forward-looking statements include, but are not limited to, those summarized below:
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
Commodity Price Risk
We produce and sell crude oil and natural gas. Realized pricing is primarily driven by the prevailing worldwide price for crude oil and regional gas spot market prices that have been volatile and unpredictable for several years. As a result, our financial results can be significantly impacted as these commodity prices fluctuate widely in response to changing market forces. We have engaged in oil and gas hedging activities to realize commodity prices that we consider favorable. For additional information regarding our derivative instruments, see Note 9 to the Condensed Consolidated Financial Statements.
At March 31, 2010, we had the following commodity derivative instruments outstanding:

	2010	2011	Total

Oil:
Fixed Price Swaps (Mbbl)	430	487	917
Weighted Average Price ($/Barrel)	$68.39	$66.01	$67.13

Gas: (1)
Fixed Price Swaps (MMcf)	774	627	1,401
Weighted Average Price ($/Mcf)	$7.38	$7.79	$7.56

Endeavour International Corporation
(1)	Gas derivative contracts are designated in therms and have been converted to Mcf at a rate of 10 therm to 1 Mcf. The exchange rate at March 31, 2010 was 1.52 to £1.00.
Foreign Exchange Risk
The international scope of our business operations exposes us to the risk of fluctuations in foreign currency markets. As a result, we are subject to foreign currency exchange rate risk due to effects that foreign exchange rate movements have on our costs and on the cash flows that we receive from foreign operations. Our oil revenues are received in U.S. dollars while gas revenues in the U.K. are received in pounds sterling. Capital expenditures, payroll and operating expenses may be denominated in U.S. dollars or pounds sterling. We operate a centralized currency management operation to take advantage of potential opportunities to naturally offset exposures against each other. To date, we have addressed our foreign currency exchange rate risks principally by maintaining our liquid assets in interest-bearing accounts, until payments in foreign currency are required. We have not reduced this risk by hedging to date as the timing of expenditures in pounds sterling has been predictable and we have been able to match revenues received in pounds sterling and foreign currency purchases to minimize our exposure to foreign currency exchange rate risk.
Interest Rate Risk
We are exposed to changes in interest rates. Changes in interest rates affect the interest earned on cash and cash equivalents and the interest rate paid on borrowings under debt. A 250 basis point change in LIBOR would not result in a material change in interest expense, given our floating rate debt at March 31, 2010.

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
(i) that our disclosure controls and procedures are designed to ensure that information we are required to disclose in our reports filed or submitted under the Securities Exchange Act of 1934, as amended, is (a) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and (b) is accumulated and communicated to our management, including the CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure; and
(ii) that our disclosure controls and procedures were effective as of March 31, 2010.

Endeavour International Corporation
Changes in Internal Control over Financial Reporting
There was no change in our system of internal control over financial reporting during the last fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
Part II. Other Information

Item 1A:	Risk Factors
In addition to the factors discussed elsewhere in this report, including the financial statements and related notes, you should consider carefully the risks and uncertainties described below and in our Annual Report on Form 10-K for the year ended December 31, 2009 under Item 1A "Risk Factors,” which could materially adversely affect our business, financial condition and results of operations. While these are the risks and uncertainties we believe are most important, you should know that they are not the only risks or uncertainties facing us or that may adversely affect our business. Additional risks and uncertainties not presently known to us or that we currently deem immaterial also could impair our business operations and financial condition. If any of these risks or uncertainties were to occur, our business, financial condition or results of operation could be adversely affected.

Item 6:	Exhibits
The exhibits marked with the asterisk symbol (*) are filed or furnished (in the case of Exhibits 32.1 and 32.2) with this Form 10-Q. Portions of the exhibits marked with the double asterisk symbol (**) have been omitted pursuant to a request for confidential treatment under Rule 24b-2 of the Securities Exchange Act of 1934, and the omitted material has been separately filed with the Securities and Exchange Commission.

2.1**	Purchase and Sale and Participation Agreement by and between Endeavour and Hillwood Energy Alabama LP. Schedules and Exhibits are omitted pursuant to Section 601(b)(2) of Regulation S-K. Endeavour agrees to furnish supplementally a copy of any omitted Schedule to the SEC upon request. (Incorporated by reference to Exhibit 2.1 of our Current Report on Form 8-K (Commission File No. 001-32212) filed on January 19, 2010).
2.2**	Purchase and Sale Agreement between Endeavour and Cohort Energy Company. Schedules and Exhibits are omitted pursuant to Section 601(b)(2) of Regulation S-K. Endeavour agrees to furnish supplementally a copy of any omitted Schedule to the SEC upon request. (Incorporated by reference to Exhibit 2.1 of our Current Report on Form 8-K (Commission File No. 001-32212) filed on January 19, 2010).
3.1(a)	Amended and Restated Articles of Incorporation (Incorporated by reference to Exhibit 3.2 of our Quarterly Report on Form 10-Q (Commission File No. 001-32212) for the quarter ended June 30, 2004.)

Endeavour International Corporation

3.1(b)	Certificate of Amendment dated June 1, 2006 (Incorporated by reference to Exhibit 4.2 of our Registration Statement on Form S-3 (Commission File No. 333-139304) filed on December 13, 2006.)
3.2(a)	Amended and Restated Bylaws (Incorporated by reference to Exhibit 3.4 to our Current Report on Form 8-K (Commission File No. 001-32212) filed on November 6, 2006.)
3.2(b)	Amendment to Amended and Restated Bylaws dated December 12, 2007 (Incorporated by reference to Exhibit 3.1 to our Current Report on Form 8-K (Commission File No. 001-32212) filed on December 13, 2007.)
10.1	Change in Control and Termination Benefits Agreement dated January 11, 2010, by and between Endeavour International Corporation and James Joseph Emme (Incorporated by reference to Exhibit 10.7 of our Annual Report on Form 10-K for the year ended December 31, 2009 (Commission File No. 001-32212)).
10.2	Amendment No. 1 to Subscription and Registration Rights Agreement, dated January 29, 2010, by and among Endeavour International Corporation and the Investors party thereto (Incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K (Commission File No. 001-32212) filed on February 1, 2010).
10.3**	Final Participation Agreement between Endeavour and Cohort Energy Company (Incorporated by reference to Exhibit 10.2 to our Current Report on Form 8-K (Commission File No. 001-32212) filed on January 19, 2010).
10.4	Waiver and consent to $225,000,000 Secured Revolving Loan and Letter of Credit Facility Agreement, dated as of February 5, 2010 (Incorporated by reference to Exhibit 10.13(c) of our Annual Report on Form 10-K for the year ended December 31, 2009 (Commission File No. 001-32212)).
10.5	Amendment to Junior Facility Agreement dated February 5, 2010 by and among Endeavour International Holding B.V., as borrower, Endeavour International Corporation and certain of its affiliates party thereto, as guarantors, BNP Paribas and Bank of Scotland Plc, as the mandated lead arrangers and original lenders, and BNP Paribas, as agent and security trustee (Incorporated by reference to Exhibit 10.15(b) of our Annual Report on Form 10-K for the year ended December 31, 2009 (Commission File No. 001-32212)).
10.6	Amendment to Note Agreement dated November 17, 2009 by and among Endeavour International Corporation and the holders of its Series C Preferred Stock, dated March 10, 2010 (Incorporated by reference to Exhibit 10.26(b) of our Annual Report on Form 10-K for the year ended December 31, 2009 (Commission File No. 001-32212)).
10.7	Common Stock Purchase Agreement, dated as of February 4, 2010, by and between Endeavour International Corporation and the purchasers named therein (Incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K (Commission File No. 001-32212) filed on February 5, 2010).
10.8	Registration Rights Agreement, dated as of February 4, 2010, by and between Endeavour International Corporation and the purchasers named therein (Incorporated by reference to Exhibit 10.2 to our Current Report on Form 8-K (Commission File No. 001-32212) filed on February 5, 2010).
31.1*	Certification of William L. Transier, Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2 *	Certification of J. Michael Kirksey, Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Endeavour International Corporation

32.1 *	Certification of William L. Transier, Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2 *	Certification of J. Michael Kirksey, Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
Signatures
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
Endeavour International Corporation

Date: May 6, 2010	/s/ J. Michael Kirksey	/s/ Robert L. Thompson

	J. Michael Kirksey	Robert L. Thompson
	Executive Vice President and	Senior Vice President and
	Chief Financial Officer	Chief Accounting Officer
	(Principal Financial Officer)	(Principal Accounting
Officer)