Form 10-Q
period 2010-06-30
ENDEAVOUR INTERNATIONAL CORP
filed 2010-08-09
CIK 1112412

United States
Securities and Exchange Commission
Washington, D.C. 20549
Form 10-Q
(Mark One)

☑	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the Quarterly Period Ended June 30, 2010
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☑ No
As of July 31, 2010, 163,709,894 shares of the registrant’s common stock were outstanding.

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

Part I: Financial Information
Item 1: Financial Statements
Endeavour International Corporation
Condensed Consolidated Balance Sheets
(Unaudited)
(Amounts in thousands)

	June 30,	December 31,
	2010	2009

Assets

Current Assets:
Cash and cash equivalents	$13,593	$27,287
Restricted cash	—	2,879
Accounts receivable	8,773	14,800
Prepaid expenses and other current assets	11,617	10,118

Total Current Assets	33,983	55,084

Property and Equipment, Net ($183,534 and $154,553 not subject to amortization at 2010 and 2009, respectively)	332,102	266,587
Goodwill	211,886	211,886
Other Assets	4,354	5,322

Total Assets	$582,325	$538,879

See accompanying notes to condensed consolidated financial statements.

Endeavour International Corporation
Condensed Consolidated Balance Sheets
(Unaudited)
(Amounts in thousands)

	June 30,	December 31,
	2010	2009

Liabilities and Stockholders’ Equity
Current Liabilities:
Accounts payable	$30,147	$12,401
Current maturities of debt	75,625	—
Accrued expenses and other	20,205	17,798

Total Current Liabilities	125,977	30,199

Long-Term Debt	168,552	223,385
Deferred Taxes	91,401	80,692
Other Liabilities	70,832	85,412

Total Liabilities	456,762	419,688

Commitments and Contingencies

Series C Convertible Preferred Stock
Face value (liquidation preference)	45,000	50,000
Net non-cash premiums under fair value accounting on redemption	8,152	9,058

Total Series C Convertible Preferred Stock	53,152	59,058

Stockholders’ Equity:
Series B preferred stock — Liquidation preference: $3,194
Common stock; shares issued and outstanding — 163,568 and 131,618 shares at 2010 and 2009, respectively	164	132
Additional paid-in capital	275,672	247,707
Treasury stock, at cost — 498 and 498 shares at 2010 and 2009, respectively	(587)	(587)
Accumulated deficit	(202,838)	(187,119)

Total Stockholders’ Equity	72,411	60,133

Total Liabilities and Stockholders’ Equity	$582,325	$538,879

See accompanying notes to condensed consolidated financial statements.

Endeavour International Corporation
Condensed Consolidated Statement of Operations
(Unaudited)
(Amounts in thousands, except per share data)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2010	2009	2010	2009

Revenues	$21,532	$18,082	$35,253	$34,420

Cost of Operations:
Operating expenses	3,465	4,397	6,286	10,580
Depreciation, depletion and amortization	7,912	7,858	13,593	19,182
Impairment of oil and gas properties	—	1,244	7,692	30,645
General and administrative	4,205	4,115	8,636	7,950

Total Expenses	15,582	17,614	36,207	68,357

Income (Loss) From Operations	5,950	468	(954)	(33,937)

Other Income (Expense):
Derivatives:
Realized gains (losses)	(1,332)	9,114	(1,100)	21,050
Unrealized gains (losses)	6,108	(32,722)	5,036	(34,095)
Interest expense	(5,623)	(4,224)	(11,259)	(8,135)
Interest income and other	586	(7,992)	3,609	(8,333)

Total Other Expense	(261)	(35,824)	(3,714)	(29,513)

Income (Loss) Before Income Taxes	5,689	(35,356)	(4,668)	(63,450)

Income Tax Expense (Benefit)	5,084	916	9,917	(10,036)

Income (Loss) from Continuing Operations	605	(36,272)	(14,585)	(53,414)

Income from Discontinued Operations	—	46,092	—	46,370

Net Income (Loss)	605	9,820	(14,585)	(7,044)
Preferred Stock Dividends	547	2,696	1,136	5,365

Net Income (Loss) to Common Stockholders	$58	$7,124	$(15,721)	$(12,409)

Basic and Diluted Net Income (Loss) per Common Share:
Continuing operations	$—	$(0.31)	$(0.10)	$(0.46)
Discontinued operations	—	0.36	—	0.36

Total	$—	$0.05	$(0.10)	$(0.10)

Weighted Average Number of Common Shares Outstanding:
Basic and Diluted	162,014	129,741	155,815	129,521

See accompanying notes to condensed consolidated financial statements.

Endeavour International Corporation
Condensed Consolidated Statement of Cash Flows
(Unaudited)
(Amounts in thousands)

	Six Months Ended June 30,
	2010	2009

Cash Flows from Operating Activities:
Net loss	$(14,585)	$(7,044)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation, depletion and amortization	13,593	23,863
Impairment of oil and gas properties	7,692	30,645
Deferred tax expense (benefit)	8,445	(3,596)
Unrealized (gains) losses on derivatives	(5,036)	34,095
Gain on sale of Norwegian operations	—	(47,144)
Amortization of non-cash compensation	1,998	1,664
Amortization of loan costs and discount	3,313	2,428
Non-cash interest expense	3,409	2,595
Other	(3,565)	4,849
Changes in operating assets and liabilities:
Decrease in receivables	6,027	2,687
(Increase) decrease in other current assets	(1,738)	6,062
Increase (decrease) in liabilities	4,900	(8,905)

Net Cash Provided by Operating Activities	24,453	42,199

Cash Flows From Investing Activities:
Capital expenditures	(41,392)	(65,068)
Acquisitions	(33,047)	(2,269)
Proceeds from sales, net of cash	—	139,797
Decrease in restricted cash	2,878	18,592

Net Cash Provided by (Used in) Investing Activities	(71,561)	91,052

Cash Flows From Financing Activities:
Repayments of borrowings	(9,317)	(64,458)
Borrowings under debt agreements	25,000	—
Proceeds from issuance of common stock	20,011	—
Dividends paid	(1,057)	(5,313)
Other financing	(1,223)	(34)

Net Cash Provided by (Used in) Financing Activities	33,414	(69,805)

Net Increase (Decrease) in Cash and Cash Equivalents	(13,694)	63,446
Cash and Cash Equivalents, Beginning of Period	27,287	38,156

Cash and Cash Equivalents, End of Period	$13,593	$101,602

See accompanying notes to condensed consolidated financial statements.

Endeavour International Corporation
Notes to Condensed Consolidated Financial Statements
(Unaudited)
(Amounts in thousands, except per unit data)
Note 1 — General
Endeavour International Corporation (a Nevada corporation) is an independent oil and gas company engaged in the acquisition, exploration and development of energy reserves. As used in these Notes to Condensed Consolidated Financial Statements, the terms “Endeavour,” “we,” “us,” “our” and similar terms refer to Endeavour International Corporation and, unless the context indicates otherwise, its consolidated subsidiaries. The accompanying financial statements should be read in conjunction with the audited consolidated financial statements and notes included in our Annual Report on Form 10—K for the year ended December 31, 2009.
On March 15, 2010, we announced that our board of directors had approved a review of strategic alternatives for our North Sea assets. In an effort to unlock the value of our underlying North Sea assets, we will study a full range of options, including:
•	Continuing to execute our current operating plans;
•	Entering into a joint venture to accelerate activities in the North Sea; and
•	Selling specific assets or the entire North Sea business.
We continue to evaluate various alternatives that have been presented to the company. As disclosed in the Management’s Discussion and Analysis, several significant events have occurred since we began this process in the first quarter. The company is committed to concluding this process as soon as practicable, and feels that it can accomplish this objective by the end of the year.
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
For each of the periods presented, shares associated with stock options, warrants, convertible debt, convertible preferred stock and certain stock incentive plans were not included because their inclusion would be anti-dilutive.
The common shares potentially issuable arising from these instruments, which were outstanding during the periods presented in the financial statements consisted of:

	June 30,
	2010	2009

Warrants, options and stock-based compensation	731	990
Convertible debt	38,535	36,139
Convertible preferred stock	36,000	50,000

	75,266	87,129

New Accounting Developments
On January 1, 2010, we adopted the following new standards without material effects on our results of operations or financial position:
•	Subsequent Events — Amended standards of accounting for and disclosure of events that occur after the balance sheet date but before the financial statements are issued.
•	Fair Value — New, expanded disclosures are required for recurring or nonrecurring fair-value measurements and the reconciliation of specific fair value measurements.

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
As a result of the Norway Sale, we have classified the results of operations and financial position of our Norwegian subsidiary as discontinued operations for all periods presented. The following table details selected financial data for the assets included in the Norway Sale:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2010	2009	2010	2009

Sales	$—	$4,180	$—	$17,550

Income before Taxes	$—	$1,811	$—	$4,656
Income Tax Expense	—	(2,863)	—	(5,430)

Loss from Operations	—	(1,052)	—	(774)

Gain on sale	—	47,144	—	47,144

Net Income from Discontinued Operations	$—	$46,092	$—	$46,370

Endeavour International Corporation
Notes to Condensed Consolidated Financial Statements
(Unaudited)
(Amounts in thousands, except per unit data)
Note 3 — Income Tax Expense (Benefit)
The following summarizes the components of tax expense (benefit):

	UK	U.S.	Other	Total

Six Months Ended June 30, 2010
Net income (loss) before taxes from continuing operations	$13,654	$(18,370)	$48	$(4,668)

Current tax expense	1,472	—	—	1,472
Deferred tax expense	8,591	—	—	8,591
Foreign currency losses on deferred tax liabilities	—	—	(146)	(146)

Income tax expense (benefit)	10,063	—	(146)	9,917

Net income (loss) from continuing operations	$3,591	$(18,370)	$194	$(14,585)

Six Months Ended June 30, 2009
Net loss before taxes from continuing operations	$(46,620)	$(9,384)	$(7,446)	$(63,450)

Current tax benefit	(408)	—	—	(408)
Deferred tax benefit	(18,637)	—	—	(18,637)
Foreign currency losses on deferred tax liabilities	9,009	—	—	9,009

Income tax expense (benefit)	(10,036)	—	—	(10,036)

Net loss from continuing operations	$(36,584)	$(9,384)	$(7,446)	$(53,414)

Our income tax expense relates primarily to our operations in the U.K. where the statutory income tax rate is 50%. Certain fields, such our Alba field, are subject to an additional 25% petroleum revenue tax (“PRT”). This PRT tax represents all of our current tax expense for 2010. The combined effects of PRT, statutory tax rate of 50% and the non-deductibility of certain interest charges causes our effective tax rate in the U.K. to vary considerably period to period, ranging from 25 percent to 75 percent.
Until 2009, we did not have revenue from U.S. operations. We have been building net operating loss carryforwards (NOLs) in the U.S. but have not been able to record income tax benefits on our U.S. losses as there has been no assurance that we can generate any U.S. taxable earnings. At June 30, 2010, we have approximately $77 million in NOLs that have been offset in full by valuation allowances. As operations expand in the U.S. and we are able to generate U.S. taxable earnings, we expect to record income tax benefits in the U.S. through the recognition of the NOLS and removal of the associated valuation allowance. With the substantial NOLs we have accumulated, we would not anticipate paying current federal income taxes in the U.S. for a number of years.

Endeavour International Corporation
Notes to Condensed Consolidated Financial Statements
(Unaudited)
(Amounts in thousands, except per unit data)
Note 4 — Property and Equipment
Property and equipment included the following at the dates indicated below:

	June 30,	December 31,
	2010	2009

Oil and gas properties under the full cost method:
Subject to amortization	$322,640	$275,278
Not subject to amortization:
Acquired in 2010	51,588	—
Acquired in 2009	44,201	51,797
Acquired in 2008	25,817	32,970
Acquired prior to 2008	61,928	69,786

	506,174	429,831
Computers, furniture and fixtures	3,802	3,560

Total property and equipment	509,976	433,391

Accumulated depreciation, depletion and amortization	(177,874)	(166,804)

Net property and equipment	$332,102	$266,587

The costs not subject to amortization relate to unproved properties and properties being made ready to be placed in service, which are excluded from amortizable capital costs until it is determined whether or not proved reserves can be assigned to such properties. We capitalized $1.2 million and $0.7 million in interest related to exploration activities for the quarters ended June 30, 2010 and 2009, respectively. For the six months ending June 30, 2010 and 2009, $1.9 million and $1.7, respectively, was capitalized in interest related to exploration.
In the first quarter of 2010, we recorded $7.7 million in impairment of our U.S. oil and gas properties, pre-tax, through the application of the full cost ceiling test at the end of the quarter. The impairment was primarily due to the declaration of two wells as dry holes during the first quarter of 2010; the Alligator Bayou well, which was spud in 2008, and a well under our Caza participation agreement. The prices used to determine the impairment for the U.S. properties were $69.83 per barrel for oil and $4.01 per Mcf for gas. We did not have an impairment of U.K. oil and gas properties, pre-tax, through the application of the full cost ceiling test at the end of the first quarter 2010. The prices used to determine the impairment for the U.K. properties were $68.74 per barrel for oil and $4.51 per Mcf for gas.
For the second quarter of 2010, we did not have an impairment of oil and gas properties, pre-tax, through the application of the full cost ceiling test at the end of the quarter. The prices used in the application of the full cost ceiling test were $76.21 per barrel for oil and $4.11 per Mcf for

Endeavour International Corporation
Notes to Condensed Consolidated Financial Statements
(Unaudited)
(Amounts in thousands, except per unit data)
gas for the U.S. properties, and $75.03 per barrel for oil and $4.79 per Mcf for gas for our U.K. properties.
On January 6, 2010, we acquired positions in several U.S. resource plays as discussed below. We funded the initial cash contributions for these new focus areas from existing cash reserves.
We entered into a participation agreement with Cohort Energy Company (“Cohort”), a subsidiary of J-W Operating Company, and acquired 50 percent of Cohort’s interests in certain acreage in North Louisiana/East Texas and Western Pennsylvania, primarily in the Haynesville and Marcellus gas shale plays. Our initial investment was $15 million cash, and we will pay a share of Cohort’s drilling and completion expenditures as wells are drilled over the next few years. Under this agreement, we also acquired additional acreage in the Marcellus gas shale play area for approximately $7.5 million during the second quarter of 2010.
We also acquired 50 percent of Hillwood Energy Alabama LP’s (“Hillwood”) position in Hillwood’s exploratory gas shale play in Alabama with an initial net investment of approximately $8.0 million.
Note 5 — Debt Obligations
Our debt consisted of the following at the dates indicated:

	June 30,	December 31,
	2010	2009

Senior notes, 6% fixed rate, due 2012	$81,250	$81,250
Senior bank facility, variable rate, due 2011	40,625	49,942
Convertible bonds, 11.5%, due 2014	52,745	49,838
Subordinated notes, 12.0%, due 2014	50,625	50,122
Junior facility, variable rate, due 2011	25,000	—

	250,245	231,152
Less: debt discount	(6,068)	(7,767)
Less: current maturities	(75,625)	—

Long-term debt	$168,552	$223,385

Standby letters of credit outstanding for abandonment liabilities	$30,822	$33,388

The fair value of our debt obligations was $239 million and $219 million at June 30, 2010 and December 31, 2009, respectively. The fair values of long-term debt were determined based upon quotes obtained from banks for our senior notes, discounted cash flows for our 11.5% convertible debt and book value for our other debt. Book value approximates fair value for our senior bank and junior facilities as these instruments bear interest at market rates.

Endeavour International Corporation
Notes to Condensed Consolidated Financial Statements
(Unaudited)
(Amounts in thousands, except per unit data)
We were in compliance with all financial and restrictive covenants of our debt obligations as of December 31, 2009. At June 30, 2010, we were in compliance with all financial and restrictive covenants of our senior notes, convertible bonds and subordinated notes. Subsequent to June 30, 2010, we executed a waiver and amendment of the Senior and Junior Bank Facility as follows:
•	changed the minimum current assets to current liabilities ratio for June 30, 2010 from 1.1:1 to 0.6:1;
•	changed the maximum consolidated net debt to earnings before interest, taxes, depreciation and amortization ratio for June 30, 2010 from 3.0:1 to 4.5:1; and
•	included a new Event of Default if the Senior or Junior Bank Facility is not repaid and canceled by September 30, 2010.
After considering this amendment, we were in compliance with all financial and restrictive covenants of the Senior and Junior Bank Facilities as of June 30, 2010.
Junior Facility
In the first quarter of 2010, we entered into a $25 million lending facility between us, our subsidiaries and Bank of Scotland PLC (the “Junior Facility”), with a maturity date of February 5, 2011, and interest at LIBOR plus 8% (8.3% interest rate for the second quarter of 2010). Our indebtedness under the Junior Facility is secured by cross guarantees from our subsidiaries and a second ranking interest in the security package provided under our senior bank facility.
The Junior Facility contains customary covenants, similar to those in our senior bank facility, which limit our ability to incur indebtedness, create certain liens, dispose of our assets and make dividend payments or other distributions with respect to equity securities. The Junior Facility also includes certain mandatory prepayment requirements for the amount of net proceeds received upon a capital raise, of more than $50 million, or the sale of an asset. The Junior Facility also contains a covenant to maintain a minimum fair market value of reserves, as calculated by the lenders under our Junior Facility, to consolidated secured debt ratio of 2:1.
Senior bank facility
We have a $225 million Senior Bank Facility, which is subject to a borrowing base limitation with interest of LIBOR plus 1.3% (2.2% interest rate for the second quarter of 2010). At June 30, 2010, we had $40.6 million outstanding under this facility. The Senior Bank Facility also provides for issuances of letters of credit of up to an aggregate $60 million. As of June 30, 2010, we had $30.8 million of outstanding letters of credit related to abandonment liabilities on certain of our oil and gas properties in the North Sea.
The borrowing base is subject to redetermination every six months (on April 1 and October 1), and we are required to provide our lenders with an independent reserve report every 12 months. Based on our reserve report at December 31 and June 30 each year, commodity prices set by our

Endeavour International Corporation
Notes to Condensed Consolidated Financial Statements
(Unaudited)
(Amounts in thousands, except per unit data)
lenders and terms set forth in the credit agreement, the maximum capacity of our borrowing base is set, and any amounts outstanding over the redetermined borrowing base must be repaid within 45 days of the redetermination date. The senior bank facility is also subject to maximum commitment levels by the participating lenders that change over time. At June 30, 2010, the borrowing base capacity was $40.6 million.
Proposed New Credit Facility
As of June 30, 2010, we had $75.6 million in debt due by the second quarter of 2011. We are currently in active discussions to finalize a new credit facility that would allow us to repay the $66 million outstanding under the Senior and Junior Bank Facilities. This proposed new financing alternative would also provide additional capital and flexibility as we pursue our development projects and drilling program. We expect to finalize this agreement and complete funding by the end of August. There can be no assurance that we will be able to complete this new facility in August, or at all, and we cannot predict the final terms or amount of the proposed facility.
Note 6 — Asset Retirement Obligations
Our asset retirement obligations relate to obligations for the future plugging and abandonment of oil and gas properties. The following table provides a rollforward of our asset retirement obligations for the six months ended June 30, 2010 and 2009:

	Six Months Ended
	June 30,
	2010	2009

Carrying amount of asset retirement obligations as of beginning of period	$47,362	$38,776
Accretion expense (included in DD&A expense)	2,245	2,044
Impact of foreign currency exchange rate changes	(3,640)	4,998
Payment of asset retirement obligation	(567)	(3,959)
Reduction in asset retirement obligation	(1,812)	—
Sale of assets	—	(248)

Carrying amount of asset retirement obligations as of end of period	43,588	41,611
Less: Current portion	(4,849)	—

Long-term asset retirement obligation	$38,739	$41,611

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
Common Stock Issuance
On February 4, 2010, we completed a private placement of common stock pursuant to a Common Stock Purchase Agreement with existing stockholders, certain directors and other third-party investors, thereby selling 23.5 million shares of our common stock, for aggregate net cash consideration of approximately $20.5 million. The purchase price per share was $0.90, the closing price of our shares on the NYSE Amex on February 3, 2010. The proceeds from this private placement have been used to partially fund our 2010 capital budget.
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
Financial assets and liabilities are classified based on the lowest level of input that is significant to the fair value measurement. The following table summarizes the valuation of our investments and financial instruments by pricing levels as of June 30, 2010:

	Quoted Market Prices	Significant Other	Significant
	in Active Markets -	Observable Inputs -	Unobservable Inputs	Total
	Level 1	Level 2	Level - 3	Fair Value

Six Months Ended June 30, 2010 Oil and gas derivative contracts:
Oil and gas swaps	$—	$(8,057)	$—	$(8,057)
Embedded derivatives	—	—	(28,565)	(28,565)

Total derivative liabilities	$—	$(8,057)	$(28,565)	$(36,622)

Twelve Months Ended December 31, 2009
Oil and gas derivative contracts:
Oil and gas swaps	$—	$(12,816)	$—	$(12,816)
Embedded derivatives	—	—	(28,843)	(28,843)

Total derivative liabilities	$—	$(12,816)	$(28,843)	$(41,659)

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
The following is a reconciliation of changes in fair value of net derivative assets and liabilities classified as Level 3:

Endeavour International Corporation
Notes to Condensed Consolidated Financial Statements
(Unaudited)
(Amounts in thousands, except per unit data)

Six months ended June 30, 2010:
Balance at beginning of period	$(28,843)
Total gains or losses (realized/unrealized) Included in earnings	278

Balance at end of period	$(28,565)

Changes in unrealized gains (losses) relating to derivatives assets and liabilities still held at June 30, 2010	$278

Six months ended June 30, 2009:
Balance at beginning of period	$(12,057)
Total gains or losses (realized/unrealized) Included in earnings	(6,515)

Balance at end of period	$(18,572)

Changes in unrealized gains (losses) relating to derivatives assets and liabilities still held at June 30, 2009	$(5,618)

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
The fair market value of these derivative instruments is included in our balance sheet as follows for the periods indicated:

	June 30,	December 31,
	2010	2009

Derivatives not designated as hedges:
Oil and gas commodity derivatives:
Assets:
Prepaid expenses and other current assets	$397	$2,890
Other assets — long term	—	318
Liabilities:
Accrued expenses and other	(4,926)	(6,817)
Other liabilities — long-term	(3,528)	(9,207)

	$(8,057)	$(12,816)

Embedded derivatives related to debt and equity instruments:
Liabilities:
Other liabilities — long-term	(28,565)	(28,843)
If all counterparties failed to perform, our maximum loss would have been $0.4 million as of June 30, 2010.
The effect of the derivatives not designated as hedges on our results of operations was as follows for the periods indicated:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2010	2009	2010	2009

Derivatives not designated as hedges:
Oil and gas commodity derivatives
Realized gains (losses)	$(1,332)	$9,114	$(1,100)	$21,050
Unrealized gains (losses)	4,553	(27,092)	4,758	(26,695)

	3,221	(17,978)	3,658	(5,645)

Embedded derivatives related to debt and equity instruments
Unrealized gains (losses)	$1,555	$(5,630)	$278	$(7,400)

The effect of derivatives designated as cash flow hedges on our results of operations and other comprehensive income was as follows for the periods indicated:

Endeavour International Corporation
Notes to Condensed Consolidated Financial Statements
(Unaudited)
(Amounts in thousands, except per unit data)

		Three Months Ended		Six Months Ended
		June 30,		June 30,
	Location of
	Reclassification
	into Income	2010	2009	2010	2009

Interest rate swap
Gain recognized in other comprehensive income, net of tax		$—	$(207)	$—	$(71)
Gain reclassified from accumulated other comprehensive income into income	Interest expense	—	(376)	—	(757)
We did not exclude any component of the hedging instruments’ gain or loss when assessing effectiveness. The ineffective portion of the hedges is not material for the periods presented and is included in other income (expense).
As of June 30, 2010, our outstanding commodity derivatives covered approximately 714 Mbbls and 1,143 MMcf cumulative through 2011 and consist of fixed price swaps with BNP Paribas and Bank of Scotland.
We held an interest rate swap with BNP Paribas for a notional amount of $37.5 million whereby we paid a fixed rate of 5.05% and received three-month LIBOR through November 2009.
Note 10 — Supplemental Cash Flow Information
Cash paid during the period for interest and income taxes was as follows:

	Six Months Ended June 30,
	2010	2009

Interest paid	$6,007	$3,753

Income taxes paid (refunded)	$(10)	$3,654

The net cash flows provided by operating activities are primarily impacted by the earnings from our business activities. The cash flows provided by operating activities decreased to $24.5 million for the six months ended June 30, 2010 as compared to $42.2 million for the six months

Endeavour International Corporation
Notes to Condensed Consolidated Financial Statements
(Unaudited)
(Amounts in thousands, except per unit data)
ended June 30, 2009 primarily due to a decrease in cash flows as a result of lower realized gains on commodity derivatives and sales volumes.
The cash provided by or used in investing activities represents expenditures for capital projects, acquisition costs and decreases to restricted cash.
The cash used in financing activities consists of borrowings and repayments of debt, payments of preferred dividends, payment of financing costs, and proceeds from the issuance of common stock.
Note 11 — Comprehensive Income (Loss)
Excluding net income (loss), our source of comprehensive income (loss) is the net unrealized loss on derivative instruments and marketable securities, which are classified as available-for-sale. The following summarizes the components of comprehensive income (loss):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2010	2009	2010	2009

Net income (loss)	$605	$9,820	$(14,585)	$(7,044)

Unrealized gain on interest rate swap derivative instrument, net of tax	—	(207)	—	(71)

Reclassification adjustment for gain realized in net income (loss) above	—	376	—	757

Net impact on comprehensive income (loss)	—	169	—	686

Comprehensive income (loss)	$605	$9,651	$(14,585)	$(6,358)

Note 12 — Stock-Based Compensation Arrangements
We grant restricted stock and stock options to employees and directors as incentive compensation. The restricted stock and options generally vest over three years. Non-cash stock-based compensation is recorded in general and administrative (“G&A”) expenses or capitalized G&A as follows:

Endeavour International Corporation
Notes to Condensed Consolidated Financial Statements
(Unaudited)
(Amounts in thousands, except per unit data)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2010	2009	2010	2009

G & A Expenses	$739	$471	$1,759	$939
Capitalized G & A	230	187	500	389

Total non-cash stock-based compensation	$969	$658	$2,259	$1,328

At June 30, 2010, total compensation cost related to awards not yet recognized was approximately $4.8 million and is expected to be recognized over a weighted average period of less than three years.
Stock Options
The fair value of each option award is estimated on the date of grant using the Black-Scholes option-pricing model. Information relating to stock options, including notional stock options, is summarized as follows:

		Weighted	Weighted
	Number of	Average	Average
	Shares	Exercise	Contractual	Aggregate
	Underlying	Price per	Life in	Intrinsic
	Options	Share	Years	Value

Balance outstanding January 1, 2010	4,212	$1.87
Exercised	(11)	0.83
Forfeited	(64)	1.98
Expired	(540)	4.17

Balance outstanding — June 30, 2010	3,597	$1.53	6.7	$622

Currently exercisable — June 30, 2010	2,411	$1.83	6.0	$265

Restricted Stock
The restricted stock awards were valued based on the closing price of our common stock on the measurement date, typically the date of grant. Status of the restricted shares as of June 30, 2010 and the changes during the six months ended June 30, 2010 are presented below:

Endeavour International Corporation
Notes to Condensed Consolidated Financial Statements
(Unaudited)
(Amounts in thousands, except per unit data)

		Weighted
		Average Grant
		Date Fair
	Number of	Value per
	Shares	Share

Balance outstanding — January 1, 2010	3,420	$1.00
Granted	4,522	1.10
Vested	(2,130)	1.15
Forfeited	(41)	0.91

Balance outstanding — June 30, 2010	5,771	$1.02

Total grant date fair value of shares vesting during the period	$2,441

Note 13 — Commitments and Contingencies
We have previously disclosed a potential commitment on a drilling rig in our North Sea operations. We are in dispute with the rig operator in relation to this potential commitment and have also raised potential counterclaims. We will defend our position vigorously, but there can be no certainty that we will resolve this matter favorably.

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
Overview
We are an international oil and gas exploration and production company. Historically, we have focused our operations in the North Sea, but began expanding our focus in 2009 to target unconventional U.S. onshore resource shale plays with shorter production-cycle times and more compelling risk/return profiles. Since the beginning of 2009, we have taken measured and specific steps to achieve this strategic shift while maintaining our strong financial discipline, including:
•	During the second quarter of 2010, we have reached agreement to test the West Rochelle prospect that lies west of our Rochelle gas development area. Subject to final board approvals, this West Rochelle well is scheduled to begin drilling in August 2010.

•	On March 15, 2010, we announced that our board of directors had approved a review of strategic alternatives for our North Sea assets.

•	In February 2010, we sold 23.5 million shares of common stock in a private placement for aggregate net proceeds of $20.5 million. We also entered into a $25 million junior lending facility, with a maturity date of February 5, 2011. The net proceeds from the private placement and the junior facility have been used to partially fund our 2010 capital budget.

•	In January 2010, we acquired 50 percent of Cohort Energy Company’s (“Cohort”) interests in certain acreage in North Louisiana/East Texas and Western Pennsylvania, primarily in the Haynesville and Marcellus gas shale plays, for $15 million in cash. As part of this acquisition, we also acquired additional acreage in the Marcellus gas shale play area for approximately $7.5 million during the second quarter of 2010. We also acquired 50 percent of Hillwood Energy Alabama LP’s (“Hillwood”) position in Hillwood’s exploratory gas shale play in Alabama with an initial net investment of approximately $8.0 million.

•	In the fourth quarter of 2009, we entered into a participation agreement with Cohort, a subsidiary of J-W Operating Company, an established U.S. gas shale operator, providing us with acreage positions and production in the Haynesville and Marcellus gas shales.

•	In the fourth quarter of 2009, we redeemed 60 percent of the outstanding shares of our Series C Preferred Stock, for face value of $75 million, and amended the terms of the

Endeavour International Corporation
remaining shares of Series C Preferred Stock. The redemption price consisted of a $25 million cash payment and the issuance of $50 million Subordinated Notes.

•	In the second quarter of 2009, we sold our Norwegian operations for cash consideration of $150 million, providing us with financial flexibility and strength to continue our U.K. development program and accelerate our expanding U.S. initiative.
With our recent entry into the onshore U.S. shale plays, we are attempting to balance the capital intensive, long lead-time nature of our North Sea assets. We believe the resource-rich shale plays provide us with less expensive, shorter lead time opportunities in some of the most active hydrocarbon producing areas in the U.S. In addition, we intend to continue to actively manage our North Sea assets in a manner that maximizes value while enabling us to allocate resources to effectively pursue our strategic objectives. Our North Sea assets remain a key source of value that can be further developed to increase our overall reserves and production. Our major development projects — Bacchus, Rochelle, Cygnus and Columbus — have the potential to significantly expand our total proved reserves and production levels. While it is too early to speculate on the eventual outcome of our strategic review of our U.K. operations, further exploration and development efforts will continue on our properties to achieve maximum risk-adjusted value for our North Sea assets. There can be no assurance that we will pursue alternative options, as a result of the strategic review process, and we may elect not to implement any changes upon completion of our review. We continue to believe that our balanced portfolio of exploration and development assets, exploited through a disciplined approach to capital resources, will enable us to realize the full value of our assets and increase shareholder return.
Results of Operations
Our revenues and cash flows from operating activities are very sensitive to changes in prices received for our products. Our revenues have increased from $34.4 million in the six months ended June 30, 2009 to $35.3 million in the same period of 2010 primarily as a result of substantially increased oil prices, partially offset by a decrease in natural gas prices. While overall volumes remained consistent between the periods, our expanded operations in the U.S. have lead to an increase in natural gas as a percentage of our total production. These trends in oil prices and the percentage of natural gas to our total production also applied to the comparison of second quarter 2010 to 2009, however natural gas prices increased slightly from the same period in the prior year. With our business policy to utilize various oil and gas derivative instruments to achieve a more predictable cash flow by reducing our exposure to price fluctuations, our realized commodity prices including the effect of derivatives, particularly for oil, were less volatile than commodity prices before the effect of derivatives.
For the six months ended 2010, discretionary cash flow was $15.3 million as compared to $42.4 million for the same period in 2009. The decline in discretionary cash flow reflects decreases in realized prices after the effects of commodity derivatives, increased interest expense related to additional debt issuances and increased current tax expense, partially offset by lower operating expenses. In addition, our discontinued operations had discretionary cash flow of approximately $10 million for the six months ended June 30, 2009, which was offset by the capital expenditures for these operations. While revenues increased slightly for the six months ended June 30, 2010, our realized losses on the settlement of commodity derivatives dropped to $1.1 million in comparison to $21.1 million in gains for the same period in 2009. This decrease in realization is primarily due to gains on oil collars with a floor of $100.00 per barrel that expired at the end of 2009 which offset losses on oil swaps.

Endeavour International Corporation
Our net income can be significantly affected by various non-cash items, such as unrealized gains and losses on our derivatives, impairment of oil and gas properties, currency impact of long-term liabilities and deferred taxes. Net loss to common shareholders for the six months ended June 30, 2010 was $15.7 million, or $0.10 per share. For the six months ended June 30, 2009, net loss to common shareholders was $12.4 million, or $0.10 per share. Net loss as adjusted for the six months ended June 30, 2010 would have been $10.8 million without the effect of derivative transactions, impairment of oil and gas properties and currency impacts of deferred taxes as compared to net income as adjusted of $34.6 million for the same period in 2009, which includes the gain on the sale of our discontinued operations. Adjusted EBITDA decreased to $22.8 million for the six months ended June 30, 2010 from $37.8 million for the same period in 2009, primarily due to the decrease in realized prices after the effects of commodity derivatives discussed above. For definitions of Net Income (Loss) as Adjusted, Adjusted EBITDA and Discretionary Cash Flow, and a reconciliation of Adjusted EBITDA to net income as adjusted, please see “Reconciliation of Non-GAAP Accounting Measures.”
The cash flows provided by operating activities decreased to $24.5 million for the six months ended June 30, 2010 as compared to $42.2 million for the same period in 2009 primarily due to decreases in realized prices after the effects of commodity derivatives, increased interest expense related to additional debt issuances and increased current tax expense, partially offset by lower operating expenses. In addition, our discontinued operations had discretionary cash flow of approximately $10 million for the six months ended June 30, 2009, which was fully offset by the capital expenditures for these operations.
The following table shows our average sales volumes and sales prices for our operations for the periods presented. None of our current producing fields represent more than 15% of our total proved reserves during 2010 or 2009. However, certain of our non-producing North Sea development assets — the Rochelle, Cygnus and Columbus fields — each represent more than 15% of our proved reserves during these years. As these fields do not have any current sales or production, they have not been separately identified in the table below.

Endeavour International Corporation

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2010	2009	2010	2009

Sales volume (1)
Oil and condensate sales (Mbbls):
United Kingdom	188	234	301	412
United States	1	—	3	1

Continuing operations	189	234	304	413
Discontinued operations — Norway	—	87	—	310

Total	189	321	304	723

Gas sales (MMcf):
United Kingdom	979	1,071	1,745	2,148
United States	441	60	721	111

Continuing operations	1,420	1,131	2,466	2,259
Discontinued operations — Norway	—	153	—	686

Total	1,420	1,284	2,466	2,945

Oil equivalent sales (MBOE)
United Kingdom	351	413	592	770
United States	75	10	123	20

Continuing operations	426	423	715	790
Discontinued operations — Norway	—	112	—	424

Total	426	535	715	1,214

Total BOE per day	4,684	5,877	3,951	6,710

Physical production volume (BOE per day) (2):
United Kingdom	3,279	3,995	3,199	4,132
United States	824	109	680	106

Continuing operations	4,103	4,104	3,879	4,238
Discontinued operations — Norway	—	1,324	—	2,332

Total	4,103	5,428	3,879	6,570

Realized Prices (3)
Oil and condensate price ($ per Bbl):
Before commodity derivatives	$76.80	$50.83	$74.33	$45.74
Effect of commodity derivatives	(8.50)	18.88	(8.83)	22.00

Realized prices including commodity derivatives	$68.30	$69.71	$65.50	$67.74

Gas price ($ per Mcf):
Before commodity derivatives	$4.91	$4.64	$5.13	$6.41
Effect of commodity derivatives	0.20	2.38	0.64	1.74

Realized prices including commodity derivatives	$5.11	$7.02	$5.77	$8.15

Equivalent oil price ($ per BOE):
Before commodity derivatives	$50.51	$41.62	$49.30	$42.79
Effect of commodity derivatives	(3.12)	17.04	(1.54)	17.34

Realized prices including commodity derivatives	$47.39	$58.66	$47.76	$60.13

Endeavour International Corporation

(1)	We record oil revenues using the sales method, i.e. when delivery has occurred. We use the entitlements method to account for sales of gas production.

(2)	Physical production may differ from sales volumes based on the timing of tanker liftings for our international oil sales.

(3)	The average sales prices reflect both our continuing and discontinued operations and include gains and losses for derivative contracts we utilize to manage price risk related to our future cash flows.
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
Sales volumes for our continuing operations remained largely unchanged for the second quarter of 2010 and 2009 with 4,684 BOE per day and 4,643 BOE per day, respectively. For the six months ended June 30, 2010, sales volumes decreased slightly compared to the corresponding period in the prior year. The slight decrease in sales volume in the U.K. is primarily attributable to fewer liftings and maintenance down time particularly during the first quarter, and was partially offset by increased activity from our expanding U.S. operations.
The production from our IVRRH, Renee and Rubie fields has been suspended until the development activities at Rochelle are completed which we currently anticipate to be during 2011. These fields had a combined sales volume of 244 BOE per day for the first quarter of 2009, the last period during which they were in production. After the start of Rochelle production, we expect to re-develop these fields if commercially advisable and practicable.
During the six months ended June 30, 2010, we realized $1.1 million in losses on the settlement of commodity derivatives, compared to $21.1 million in gains for the same period in 2009.

Endeavour International Corporation
Expenses
Our operating expenses have declined from 2009 to 2010 due to the suspension of production at the IVRRH and Rubie fields, which were our fields with the highest operating costs. For the second quarter of 2010, operating expenses decreased to $3.5 million as compared to $4.4 million for the same period in 2009. For the six months ended June 30, 2010, operating expenses decreased to $6.3 million as compared to $10.6 million for the same period in 2009. Operating costs per BOE decreased from $10.41 per BOE for the second quarter of 2009 to $8.13 per BOE for the same period in June 30, 2010. Operating costs per BOE decreased from $13.40 per BOE for the six months ended June 30, 2009 to $8.79 per BOE for the six months ended June 30, 2010.
Depreciation, depletions and amortization (“DD&A”) expense remained constant at $7.9 million for the second quarter of 2010 and 2009, and decreased to $13.6 million from $19.2 million for the six months ended of 2010 and 2009, respectively, reflecting a decrease in our DD&A rate per BOE after the reserve additions and impairments recorded in 2009 and slightly lower sale volumes.
General and administrative (“G&A”) expenses remained consistent at $4.2 million during the second quarter of 2010 as compared to $4.1 million for the corresponding period in 2009 and $8.6 million during the six months ended of 2010 as compared to $8.0 million for the corresponding period in 2009. The slight increase primarily resulted from higher compensation expense due to expanding U.S. operations and increased consulting, accounting, and legal fees that pertain to our expanding U.S. operations and strategic review of our U.K. assets, substantially offset by increased capitalized G&A. Components of G&A expenses for these periods are as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2010	2009	2010	2009

Compensation	$4,166	$3,378	$8,409	$6,789
Consulting, legal and accounting fees	1,548	1,091	3,075	1,992
Occupancy costs	273	272	522	496
Other expenses	1,081	536	1,254	977

Total gross cash G&A expenses	7,068	5,277	13,260	10,254

Non-cash stock-based compensation	845	575	1,998	1,113

Gross G&A expenses	7,913	5,852	15,258	11,367
Less: capitalized G & A expenses	(3,708)	(1,737)	(6,622)	(3,417)

Net G&A expenses	$4,205	$4,115	$8,636	$7,950

Interest expense increased by $1.4 million to $5.6 million for the second quarter ending June 30, 2010 as compared to $4.2 million for the corresponding period in 2009. Interest expense increased by $3.2 million to $11.3 million for the six months ended June 30, 2010 as compared to $8.1 million for the corresponding period in 2009. The increases were due to interest related to the $50 million Subordinated Notes issued in the fourth quarter of 2009 and the new Junior Facility issued in the first quarter of 2010, partially offset by the reduction in debt associated

Endeavour International Corporation
with our Senior Bank facility with a portion of the proceeds from the sale of our Norwegian operations.
Income Taxes
The following summarizes the components of tax expense (benefit):

	UK	U.S.	Other	Total

Six Months Ended June 30, 2010
Net income (loss) before taxes from continuing operations	$13,654	$(18,370)	$48	$(4,668)

Current tax expense	1,472	—	—	1,472
Deferred tax expense	8,591	—	—	8,591
Foreign currency losses on deferred tax liabilities	—	—	(146)	(146)

Income tax expense (benefit)	10,063	—	(146)	9,917

Net income (loss) from continuing operations	$3,591	$(18,370)	$194	$(14,585)

Six Months Ended June 30, 2009
Net loss before taxes from continuing operations	$(46,620)	$(9,384)	$(7,446)	$(63,450)

Current tax benefit	(408)	—	—	(408)
Deferred tax benefit	(18,637)	—	—	(18,637)
Foreign currency losses on deferred tax liabilities	9,009	—	—	9,009

Income tax expense (benefit)	(10,036)	—	—	(10,036)

Net loss from continuing operations	$(36,584)	$(9,384)	$(7,446)	$(53,414)

Our income taxes are substantially all attributable to our U.K. operations. The change in income tax expense (benefit) from $(10.0) million to $9.9 million for the six months ended June 30, 2009 and 2010, respectively, is primarily due to increased income resulting from decreases in operating expenses and impairments and unrealized gains on derivatives partially offset by lower realized revenue and losses on settled derivatives.
In 2010 and 2009, we did not record any income tax benefits in the U.S. as there was no assurance that we could generate any U.S. taxable earnings, resulting in a full valuation allowance of deferred tax assets generated.
Reconciliation of Non-GAAP Measures
Net income can be significantly affected by various non-cash items, such as unrealized gains and losses on our commodity derivatives, currency impact of long-term liabilities and deferred taxes. Given the significant impact that non-cash items may have on our net income, we use various measures in addition to net income and net cash provided by operating activities, including non-financial performance indicators and non-GAAP measures as key metrics to manage our business. These metrics demonstrate our ability to maintain or grow production levels and reserves, internally fund capital expenditures and service debt as well as provide comparisons to

Endeavour International Corporation
other oil and gas exploration and production companies. Net Income (Loss) as Adjusted, Adjusted EBITDA and Discretionary Cash Flow are internal, supplemental measures of our performance that are not required by, or presented in accordance with, GAAP. We view these non-GAAP measures, and we believe that others in the oil and gas industry, securities analysts, investors, and other interested parties view these, or similar, non-GAAP measures, as commonly used analytic indicators to compare performance among companies in our industry and in the evaluation of issuers.
Because Net Income (Loss) as Adjusted, Adjusted EBITDA and Discretionary Cash Flow are not measurements determined in accordance with GAAP and thus susceptible to varying calculations, our non-GAAP measures as presented may not be comparable to similarly titled measures of other companies. Net Income (Loss) as Adjusted, Adjusted EBITDA and Discretionary Cash Flow have limitations as analytical tools, and you should not consider these measures in isolation, or as a substitute for analysis of our financial statement data presented in the consolidated financial statements as reported under GAAP.
Provided below are reconciliations of net loss to the following non-GAAP financial measures: Net Income (Loss) as Adjusted, Adjusted EBITDA and Discretionary Cash Flow.

Endeavour International Corporation

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2010	2009	2010	2009

Net income (loss)	$605	$9,820	$(14,585)	$(7,044)

Depreciation, depletion and amortization	7,912	7,804	13,593	23,863
Impairment of oil and gas properties	—	1,244	7,692	30,645
Deferred tax expense (benefit)	4,967	4,827	8,445	(3,596)
Gain on asset sales	—	(47,144)	—	(47,144)
Unrealized (gain) loss on derivatives	(6,108)	32,722	(5,036)	34,095
Other	3,815	9,690	5,155	11,536

Discretionary Cash Flow (1)	$11,191	$18,963	$15,264	$42,355

Net income (loss) to common shareholders	$58	$7,124	$(15,721)	$(12,409)
Impairment of oil and gas properties (net of tax) (2)	—	1,244	7,692	15,988
Unrealized (gain) loss on derivatives (net of tax) (3)	(3,832)	19,176	(2,657)	20,748
Currency impact on deferred taxes	(87)	10,955	(146)	10,250

Net Income (Loss) as Adjusted	$(3,861)	$38,499	$(10,832)	$34,577

Net income (loss)	$605	$9,820	$(14,585)	$(7,044)

Unrealized (gain) loss on derivatives	(6,108)	32,722	(5,036)	34,095
Net interest expense	5,605	4,163	11,237	7,983
Depreciation, depletion and amortization	7,912	7,804	13,593	23,863
Impairment of oil and gas properties	—	1,244	7,692	30,645
Income tax expense (benefit)	5,084	3,779	9,917	(4,606)
Gain on asset sales	—	(47,144)	—	(47,144)

Adjusted EBITDA	$13,098	$12,388	$22,818	$37,792

(1)	Discretionary cash flow is equal to cash flow from operating activities before the changes in operating assets and liabilities.

(2)	Net of tax benefits of $(14,657) for the six months ended June 30, 2009.

(3)	Net of tax (benefits) expense of $(2,277), $13,546, $(2,379) and $13,348, respectively.
Liquidity and Capital Resources
The following table summarizes our net cash flows from operating, investing and financing activities for the periods indicated. For additional details regarding the components of our primary cash flow amounts, see the Condensed Consolidated Statements of Cash Flows under Item 1 of this report.

Endeavour International Corporation

	Six Months Ended June 30,
	2010	2009

Net cash provided by operating activities	$24,453	$42,199

Net cash provided by (used in) investing activities	$(71,561)	$91,052

Net cash provided by (used in) financing activities	$33,414	$(69,805)

The net cash flows provided by operating activities are primarily impacted by the earnings from our business activities. The cash flows provided by operating activities decreased to $24.5 million for the six months ended June 30, 2010 as compared to $42.2 million for the same period in 2009 primarily due to decreases in realized prices, increased interest expense and increased current tax expense, partially offset by lower operating expenses. In addition, our discontinued operations had discretionary cash flow of approximately $10 million for the six months ended June 30, 2009, which was fully offset by the capital expenditures for these operations.
The cash provided by or used in investing activities represents expenditures for capital projects and decreases to restricted cash. For the six months ended June 30, 2010, cash used in investing activities was $71.6 million versus $91.1 million provided by investing activities for the same period in 2009, which includes net proceeds of $140 million for the sale of our discontinued operations. See “Capital Program — 2010 Activity” below for a discussion of 2010 capital expenditures.
The cash provided by financing activities consists of borrowings, payments of preferred dividends, payment of financing costs, and proceeds from the issuance of common stock. For the six months ended June 30, 2010, net cash provided by financing activities included $25 million of borrowings under the Junior Facility. In February 2010, we also issued 23.5 million shares of common stock for aggregate net proceeds of $20.5 million.
We strive to synchronize our capital expenditures with our cash flow. However, we believe our existing U.K. reserves are of significant value and together with our U.S. assets can be used as support for increased financial resources when necessary to fund our on-going activities or refinance indebtedness. At June 30, 2010, we had $40.6 million outstanding under our Senior Bank Facility. The Senior Bank Facility has a current borrowing base capacity of $40.6 million, which is secured by our oil and gas assets.
As of June 30, 2010, we had $75.6 million in debt due by the second quarter of 2011. We are currently in active discussions with certain lenders regarding a new credit facility that would provide us with funds to repay in full and terminate the Senior and Junior Bank Facilities. This proposed new credit facility would also provide additional capital and flexibility as we pursue our development projects and drilling program. We expect to finalize this agreement and complete funding by the end of August. We cannot assure you that we will be able to complete this new facility in August, or at all, and we cannot predict the final terms or amount of the proposed facility.

Endeavour International Corporation
Capital Program
We anticipate spending approximately $90 million, excluding acquisition costs, during 2010 to fund oil and gas activities in the U.S. and U.K. The majority of this amount is controllable by us. Our primary focus during 2010 in the U.S. will be in the Haynesville area as we believe this acreage contains attractive near-term production potential.
2010 Activity
During the first half of 2010, we incurred $41.4 million of drilling and exploration activities. For the first six months of 2010, we also incurred approximately $33.0 million in leasehold acquisition costs to expand our existing U.S. acreage position.
United Kingdom Activity
Activity in the U.K. during 2010 continues to focus on our four development projects — Bacchus, Columbus, Cygnus and Rochelle — and we advanced the status of the projects or had positive drilling results.
For the Bacchus field, the U.K. Department of Energy and Climate Change sanctioned the development plans during the second quarter of 2010. The plans call for a subsea development with three wells to be drilled and linked to production facilities at the nearby Forties field. First production is planned for the first half of 2011.
At the Columbus field, we reached an agreement for production facilities that will feature a bridge-linked platform that will connect production to the Lomond field and provide gas and condensate reception facilities. Project sanction is scheduled for the end of 2010 with expected first production in the second half of 2012.
We have had significant activity on our Cygnus project in 2010. Two appraisal wells have been completed successfully this year and led to estimates of reserves and resources that are significantly increased to make the Cygnus field one of the largest gas fields ever discovered in the Southern North Sea. In addition, the U.K. Department of Energy and Climate Change awarded us two Cygnus blocks adjacent to our other Cygnus acreage as part of the 25th Licensing Round. The Cygnus participants applied for additional Cygnus area acreage in the 26th Licensing Round that closed in June. Results are expected either late 2010 or early 2011. Endeavour and co-participants are pursuing an optimized field development concept to accommodate increased total field production rates and lower total capital expenditures.
We have reached agreement to test the West Rochelle prospect that lies west of our Rochelle gas development area. Subject to final board approvals, this West Rochelle well is scheduled to begin drilling in August 2010 to target oil and natural gas in the Lower Cretaceous. Nexen Petroleum U.K. Limited will operate the well. We will be carried for our share of the drilling costs, remain operator of the West Rochelle block and retain a 50 percent interest.

Endeavour International Corporation
We made applications for licenses containing 17 blocks in the U.K. 26th Offshore Licensing Round licensing round. Results are expected in late 2010 or early 2011.
In 2009, we began drilling an exploration well at the U.K. Deacon prospect, which resulted in a dry hole during the first quarter of 2010.
United States Drilling
By January 2010, we acquired positions in four U.S. resource plays. We funded the initial cash contributions for these new focus areas from existing cash reserves. Our drilling activity during 2010 is greater than the previous year as we begin to pursue the potential of these recent acquisitions. During 2010, we have been active at 12 wells, eight of which are through our participation agreement with Cohort.
In the U.S., four wells in our gas shale portfolio were successfully drilled and completed, three of which were producing prior to the end of the second quarter of 2010. Another six wells are still in progress, four of which are awaiting completion. Two wells were declared dry holes during the first quarter of 2010, the Alligator Bayou well which was spud in 2008 and a well under our participation agreement with Caza Petroleum Inc., a subsidiary of Caza Oil and Gas, Inc. (“Caza”).
United States Acquisitions and Participation Agreements
We entered into a participation agreement with Cohort and acquired 50 percent of Cohort’s interests in certain acreage in North Louisiana/East Texas and Western Pennsylvania, primarily in the Haynesville and Marcellus gas shale plays. Our initial investment was $15 million in cash, and we will pay a share of Cohort’s drilling and completion expenditures as wells are drilled over the next few years. In connection with this agreement, we also acquired additional acreage in the Marcellus gas shale play area for approximately $7.5 million.
We also acquired 50 percent of Hillwood’s position in its exploratory gas shale play in Alabama with an initial net investment of approximately $8.0 million. In addition, we will pay a share of Hillwood’s drilling and completion expenditures of the first two wells in the program. During 2010, we expect to participate in the drilling of two wells and a 38 mile 2D seismic program.
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

Endeavour International Corporation
Cautionary Statement for Forward-Looking Statements
Certain statements and information in this Quarterly Report on Form 10-Q may constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. The words “believe,” “expect,” “anticipate,” “plan,” “intend,” “foresee,” “should,” “would,” “could” or other similar expressions are intended to identify forward-looking statements, which are generally not historical in nature. These forward-looking statements are based on our current expectations and beliefs concerning future developments and their potential effect on us. While management believes that these forward-looking statements are reasonable as and when made, there can be no assurance that future developments affecting us will be those that we anticipate. All comments concerning our expectations for future revenues and operating results are based on our forecasts for our existing operations and do not include the potential impact of any future acquisitions. In particular, this report contains forward-looking statement pertaining to the following:
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
At June 30, 2010, we had the following commodity derivative instruments outstanding:

	2010	2011	Total

Oil:
Fixed Price Swaps (Mbbl)	227	487	714
Weighted Average Price ($/Barrel)	$68.39	$66.01	$66.77

Gas: (1)
Fixed Price Swaps (MMcf)	516	627	1,143
Weighted Average Price ($/Mcf)	$7.55	$7.68	$7.62

(1)	Gas derivative contracts are designated in therms and have been converted to Mcf at a rate of 10 therm to 1 Mcf. The exchange rate at June 30, 2010 was $1.50 to £1.00.
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
A 250 basis point change in LIBOR would not result in a material change in interest expense, given our floating rate debt at June 30, 2010.
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
(i) that our disclosure controls and procedures are designed to ensure that information we are required to disclose in our reports filed or submitted under the Securities Exchange Act of 1934, as amended, is (a) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and (b) is accumulated and communicated to our management, including the CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure; and
(ii) that our disclosure controls and procedures were effective as of June 30, 2010.
Changes in Internal Control over Financial Reporting
There was no change in our system of internal control over financial reporting (as defined in Rules 13a — 15(f) and 15d — 15(f) under the Securities Exchange Act of 1934, as amended, during the last fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
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

Endeavour International Corporation
affect our business. Additional risks and uncertainties not presently known to us or that we currently deem immaterial also could impair our business operations and financial condition. If any of these risks or uncertainties were to occur, our business, financial condition or results of operation could be adversely affected.
Item 5: Other Information
On August 4, 2010, we amended the Senior and Junior Bank Facility as follows:
•	change the minimum current assets to current liabilities ratio for June 30, 2010 from 1.1:1 to 0.6:1;

•	change the maximum consolidated net debt to earnings before interest, taxes, depreciation and amortization ratio for June 30, 2010 from 3.0:1 to 4.5:1; and

•	include a new Event of Default if the Senior or Junior Bank Facility is not repaid and canceled by September 30, 2010.
A copy of the amendment is filed with this Quarterly Report on Form 10-Q as Exhibit 10.1 and is incorporated herein by reference.
Item 6: Exhibits
The exhibits marked with the asterisk symbol (*) are filed or furnished (in the case of Exhibits 32.1 and 32.2) with this Form 10-Q.
3.1	(a)	Amended and Restated Articles of Incorporation (Incorporated by reference to Exhibit 3.2 of our Quarterly Report on Form 10-Q (Commission File No. 001-32212) for the quarter ended June 30, 2004).

3.1	(b)	Certificate of Amendment dated June 1, 2006 (Incorporated by reference to Exhibit 4.2 of our Registration Statement on Form S-3 (Commission File No. 333-139304) filed on December 13, 2006).

3.1	(c)	Certificate of Amendment dated June 1, 2010 (Incorporated by reference to Exhibit 3.1 to our Current Report on Form 8-K (Commission File No. 001-32212) filed on June 3, 2010).

3.2	(a)	Amended and Restated Bylaws (Incorporated by reference to Exhibit 3.4 to our Current Report on Form 8-K (Commission File No. 001-32212) filed on November 6, 2006).

3.2	(b)	Amendment to Amended and Restated Bylaws dated December 12, 2007 (Incorporated by reference to Exhibit 3.1 to our Current Report on Form 8-K (Commission File No. 001-32212) filed on December 13, 2007).

10.1	*	Amendment to $225,000,000 Secured Revolving Loan and Letter of Credit Facility Agreement.

31.1	*	Certification of William L. Transier, Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	*	Certification of J. Michael Kirksey, Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	*	Certification of William L. Transier, Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	*	Certification of J. Michael Kirksey, Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Endeavour International Corporation
Signatures
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
Endeavour International Corporation

Date: August 9, 2010	/s/ J. Michael Kirksey	/s/ Robert L. Thompson

	J. Michael Kirksey	Robert L. Thompson
	Executive Vice President and	Senior Vice President and
	Chief Financial Officer	Chief Accounting Officer
	(Principal Financial Officer)	(Principal Accounting Officer)