Form 10-K/A
period 2009-12-31
ENDEAVOUR INTERNATIONAL CORP
filed 2010-08-17
CIK 1112412

United States
Securities and Exchange Commission
Washington, D.C. 20549
Form 10-K/A
(Amendment No. 1)

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
Documents Incorporated By Reference:
None

Explanatory Note
We are filing this amendment (the “Amendment”) to our Annual Report on Form 10-K for the year ended December 31, 2009 (our “Annual Report”) to reflect the changes made in response to a comment letter received by us from the Staff of the Securities and Exchange Commission in connection with the Staff’s review of our Annual Report and Proxy Statement on Schedule 14A. Our consolidated financial position and consolidated results of operations for the periods presented have not been restated from the consolidated financial position and consolidated results of operations originally reported. We are only filing the items of our Annual Report that have been revised in response to the Staff’s comment letter and all other information in our Annual Report remains unchanged. Accordingly, this Amendment should be read in conjunction with our Annual Report.
Pursuant to the Rules of the SEC, currently dated certifications from our Chief Executive Officer and Chief Financial Officer as required by Sections 302 and 906 of the Sarbanes-Oxley Act of 2002 are filed or furnished herewith, as applicable.

Table of Contents

Part II
Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations	1
Item 8. Financial Statements and Supplementary Data	23
Part III
Item 11. Executive Compensation	87
Part IV
Item 15. Exhibits and Financial Statement Schedules	107
Signatures	108
Quantities of natural gas are expressed in this Annual Report on Form 10-K/A in terms of thousand cubic feet (Mcf) and million cubic feet (MMcf). Oil is quantified in terms of barrels (Bbls) and thousands of barrels (Mbbls). Natural gas is compared to oil in terms of barrels of oil equivalent (BOE), thousand barrels of oil equivalent (MBOE) or million barrels of oil equivalent (MMBOE). One barrel of oil is the energy equivalent of six Mcf of natural gas. With respect to information relating to our working interest in wells or acreage, “net” oil and gas wells or acreage is determined by multiplying gross wells or acreage by our working interest therein. References to number of potential well locations are gross, unless otherwise indicated.
References to “GAAP” refer to U.S. generally accepted accounting principles.

Endeavour International Corporation

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
This Management’s Discussion and Analysis of Financial Condition and Results of Operations and other parts of this Annual Report on Form 10-K/A contain forward-looking statements that involve risks and uncertainties. All forward-looking statements included in this Annual Report on Form 10-K/A are based on information available to us on the date hereof, and we assume no obligation to update any such forward-looking statements. Our actual results could differ materially from those anticipated in these forward-looking statements as a result of a number of factors, including those set forth in the section captioned “Risk Factors” in Item 1A and elsewhere in this Annual Report on Form 10-K/A. The following should be read in conjunction with the audited financial statements and the notes thereto included in “Item 8. Financial Statements and Supplementary Data.” The following discussion also includes non-GAAP financial measures, which may not be comparable to similarly titled measures presented by other companies. Accordingly, we strongly encourage investors to review our financial statements in their entirety and not rely on any single financial measure.
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
Our North Sea activities and assets represented the majority of our activity in 2007 and 2008. During 2009, our North Sea assets continued to represent the primary focus of our activities but we also began pursuing activity in the U.S. and sold our Norwegian assets and operations. Our major North Sea development projects – Bacchus, Columbus, Cygnus and Rochelle – continued to move toward development throughout the year with appraisal wells drilled at Cygnus and Rochelle in early 2009. Further appraisal drilling is planned for 2010 at Cygnus. In the U.S., we expanded our operations primarily by completing acquisitions of exploration acreage and producing properties in 2009 and anticipate expanded U.S. exploration and development programs in 2010.
Our revenues for the year ended December 31, 2009 decreased as compared to the prior year primarily as a result of lower commodity prices and lower production volumes from our producing assets. Our realized price per BOE, after derivatives, decreased from $71.70 per BOE in 2008 to $64.15 per BOE in 2009 largely as a result of lower gas prices in the U.K. Our realized price per BOE, after derivatives, increased 25% from 2007 to 2008 largely as a result of oil prices climbing to record levels in the summer of 2008 and gas prices in our markets improving. This substantial increase in prices in the first half of 2008 helped revenue grow from $135.9 million in

Endeavour International Corporation
2007 to $170.8 million in 2008, however, the subsequent decrease in commodity prices and normal declines in our production during 2009 led to a material reduction in our revenues to $62.3 million for the year. In addition, we had revenues for our Norwegian assets included in discontinued operations of $17.6 million, $89.7 million and $40.2 million for the year ended December 31, 2009, 2008 and 2007, respectively. We sold our Norwegian assets in May 2009.
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
Net loss to common stockholders was $62.2 million for 2009, representing $(0.48) per diluted share and reflecting a gain on the sale of our discontinued operations, an impairment of oil and gas properties, significant unrealized losses on the mark-to-market of commodity derivatives and a non-cash preferred stock dividend upon the valuation of the redemption and modification of a portion of our Series C Preferred Stock. Net income to common stockholders was $45.7 million for 2008, or $0.32 per diluted share, reflecting an impairment of oil and gas properties and significant unrealized gains on the mark-to-market of commodity derivatives. Net loss to common stockholders for 2007 was $60.3 million, or $0.49 per share, reflecting the significant unrealized loss on the mark-to-market of commodity derivatives.
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
Results of Operations
Our revenues and sales volumes have fluctuated significantly since 2006 primarily due to the following:
•	Our Enoch field began first production in mid 2007 and each of 2009 and 2008 reflect a full year’s contribution of this asset.

•	U.S. production reflects the results of our successful drilling of the Garwood well at the end of 2008 and the purchase of producing assets in October 2009.

Endeavour International Corporation
•	In the first quarter of 2009, we suspended production at the IVRRH, Renee and Rubie fields due to high operating costs.

•	Natural production declines at certain of our fields have not been offset by infield drilling resulting in production decreases at certain fields, particularly in 2009 at our largest gas field – Goldeneye.

•	There was an increase in gas production from our discontinued operations at the end of 2007 with the completion of a gas project at the Njord field in Norway during the fourth quarter of 2007.

•	Extreme volatility in commodity prices over the last three years as discussed above.

•	Sale of our discontinued operations in Norway in May 2009.

The following table shows our annual average sales volumes, sales prices and average production costs. None of our current producing fields represent more than 15% of our total proved reserves during 2009 or 2008. However, certain of our non-producing North Sea development assets — the Rochelle, Cygnus and Columbus fields — each represent more than 15% of our proved reserves during these years. As these fields do not have any current sales or production, they have not been separately identified in the table below. See “Business — Our Areas of Operation — North Sea.”
During 2007, two producing fields each represented more than 15% of reserves — Goldeneye and Njord. The Goldeneye field in the U.K. had sales volumes of 1,677 MBOE. Goldeneye is predominately a gas field and represented 8.3 MMcf of our 8.9 MMcf of gas sales and 297 MBOE of liquids sales. As our development projects have added additional reserves to our total proved reserves base, Goldeneye’s percentage of our total proved reserves decreased in 2009 and 2008 although, it remains the primary source of our gas sales. During 2007, the Njord field had sales volumes of 199 MBOE, consisting of 188 MBOE and 61 MMcf. The Njord field was part of our discontinued operations that were sold in 2009.

Endeavour International Corporation

	Year Ended December 31,
	2009	2008	2007

Sales volume (1)
Oil and condensate sales (Mbbls):
United Kingdom	690	1,032	1,274
United States	4	—	—

Continuing operations	694	1,032	1,274
Discontinued operations — Norway	310	726	519

Total	1,004	1,758	1,793

Gas sales (MMcf):
United Kingdom	3,743	6,532	8,556
United States	320	—	—

Continuing operations	4,063	6,532	8,556
Discontinued operations — Norway	686	2,322	328

Total	4,749	8,854	8,884

Oil equivalent sales (MBOE)
United Kingdom	1,314	2,121	2,700
United States	58	—	—

Continuing operations	1,372	2,121	2,700
Discontinued operations — Norway	425	1,113	574

Total	1,797	3,234	3,274

Total BOE per day	4,923	8,835	8,969

Physical production volume (BOE per day): (2)
United Kingdom	3,669	5,804	7,660
United States	162	—	—

Continuing operations	3,831	5,804	7,660
Discontinued operations — Norway	1,156	3,033	1,608

Total	4,987	8,837	9,268

Realized Prices (3)
Oil and condensate price ($ per Bbl):
Before commodity derivatives	$52.15	$90.53	$67.11
Effect of commodity derivatives	22.51	(14.50)	(2.13)

Realized prices including commodity derivatives	$74.66	$76.03	$64.98

Gas price ($ per Mcf):
Before commodity derivatives	$5.77	$11.44	$6.27
Effect of commodity derivatives	2.69	(0.35)	1.79

Realized prices including commodity derivatives	$8.46	$11.09	$8.06

Equivalent oil price ($ per BOE):
Before commodity derivatives	$44.44	$80.54	$53.78
Effect of commodity derivatives	19.71	(8.84)	3.68

Realized prices including commodity derivatives	$64.15	$71.70	$57.46

Operating Costs ($ per BOE) (4)	$12.97	$14.40	$12.56

Endeavour International Corporation
(1)	We record oil revenues on the sales method, i.e. when delivery has occurred. We use the entitlements method to account for sales of gas production.

(2)	Physical production may differ from sales volumes based on the timing of tanker liftings for our international oil sales.

(3)	The average sales prices reflect both our continuing and discontinued operations and include realized gains and losses for derivative contracts we utilize to manage price risk related to our future cash flows.

(4)	Operating costs reflect both our continuing and discontinued operations and are costs incurred to operate and maintain our wells and related equipment and include cost of labor, well service and repair, location maintenance, power and fuel, transportation, cost of product and production related general and administrative costs.
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
At December 31, 2009, we had $49.9 million outstanding under our senior bank facility. The senior bank facility has a current borrowing base capacity of $50 million. In February 2010, the maturity date of the senior bank facility was changed to January 31, 2011. We also have $50.1 million of Subordinated Notes that amortize over four years commencing in March 2011.
Our senior bank facility is secured by certain of our oil and gas assets. In determining the value of our reserves for purposes of setting the borrowing base and making covenant compliance calculations under our senior bank facility, the lenders have the right to make an independent determination of our reserves. The standards and definitions used by the lenders in these determinations may not be the same as those promulgated under the Society of Petroleum Engineers or by the SEC. As of December 31, 2009, we were in compliance with all covenants under our senior bank facility. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Financial Resources.”
As more fully described in Note 9 to our audited consolidated financial statements, our bank facilities contain certain financial ratio covenants. We were in compliance with all financial and restrictive covenants of our debt obligations as of December 31, 2009 and 2008. With the junior facility and senior bank facility, we will have $65 million in debt due in the first quarter of 2011, based on outstanding balances at February 28, 2010. During 2010, we plan to utilize our existing U.K. oil and gas assets, as well as our growing U.S. reserve base, as a basis for refinancing and expanding the size of our credit facilities. We are currently in discussions with several parties concerning this process. There can be no guarantee that we can complete any refinancing or remain in compliance with financial covenants in which case a waiver from our lenders would be required.
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
Dismantlement, Restoration and Environmental Costs
We recognize liabilities for asset retirement obligations associated with tangible long-lived assets, such as producing well sites, offshore production platforms, and natural gas processing plants, with a corresponding increase in the related long-lived asset. The asset retirement cost is depreciated along with the property and equipment in the full cost pool. The asset retirement obligation is recorded at fair value and accretion expense, recognized over the life of the property, increases the liability to its expected settlement value. If the fair value of the estimated asset retirement obligation changes, an adjustment is recorded for both the asset retirement obligation and the asset retirement cost. Our asset retirement obligations are substantially all related to our North Sea operations, with North Sea-related obligations accounting for $47.2 million of the total $47.4 million in asset retirement obligations.
Estimating future asset retirement obligations requires us to make estimates and judgments regarding timing, amount and existence of a liability, as well as what constitutes adequate restoration. We use the present value of estimated cash flows related to our asset retirement obligations to determine the fair value. Our liability is determined using significant assumptions, including current estimates of plugging and abandonment costs, inflation factors, the productive lives of wells and our risk-adjusted interest rate. In addition, there are other external factors which could significantly affect the ultimate settlement costs for these obligations including changes in environmental regulations and other statutory requirements, fluctuations in industry costs and advances in technology.
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
/S/ KPMG LLP
Houston, Texas
March 16, 2010

Endeavour International Corporation
Consolidated Balance Sheets
(Amounts in thousands)

	December 31,
	2009	2008

Assets
Current Assets:
Cash and cash equivalents	$27,287	$31,421
Restricted cash	2,879	20,739
Accounts receivable	14,800	22,325
Prepaid expenses and other current assets	10,118	42,194
Current assets of discontinued operations	—	16,726

Total Current Assets	55,084	133,405

Property and Equipment, Net ($154,553 and $134,556 not subject to amortization at 2009 and 2008, respectively)	266,587	232,346
Goodwill	211,886	213,949
Other Assets	5,322	9,165
Long Term Assets of Discontinued Operations	—	148,605

Total Assets	$538,879	$737,470

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
On December 31, 2009, we adopted the following new standard that did not have a material effect on our results of operations or financial position:
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
Indebtedness under the facility is secured by cross guarantees from all of our subsidiaries, share pledges from all of our subsidiaries and floating charges over the operating assets held in the United Kingdom. Our borrowings under the senior bank facility bear interest at LIBOR plus 1.3% for the first $46.1 million of availability (the first tranche), and LIBOR plus 1.7% for up to an additional $3.9 million of availability (the second tranche).
We were in compliance with all financial and restrictive covenants of our debt obligations as of December 31, 2009 and 2008.
The senior bank facility contains customary covenants, which, among other things, limit our ability to incur indebtedness, pledge our assets and dispose of our assets. In addition, the senior bank facility contains various financial and technical covenants, based on our financial results as of June 30th and December 31st each year, including:

•	a maximum consolidated net debt to earnings before interest, taxes, depreciation and amortization (“EBITDA”) ratio of 3.0:1; and

•	a minimum current assets to current liabilities ratio of 1.1:1.

In addition, while not a financial covenant, the senior bank facility utilizes the following ratios, among other things, to compare asset values, as determined by the lenders, to the maximum borrowing base capacity;
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
At December 2007, we provided for a liability of $1.7 million for unrecognized tax benefits relating to various U.K. matters. The statute of limitations for assessing tax for these benefits expired during 2008, thus allowing the full recognition of these benefits. The benefit was recorded as a reduction to goodwill. A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

	Year Ended December 31,
	2009	2008	2007

Balance at the beginning of the year	$—	$1,727	$—
Increase (decrease) in unrecognized tax benefits from current period tax position	—	(1,727)	1,727

Balance at the end of the year	$—	$—	$1,727

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
We also acquired 50 percent of Hillwood Energy Alabama LP’s position in its exploratory gas shale play in Alabama with an initial net investment of approximately $8.0 million.
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

Endeavour International Corporation
Notes to Consolidated Financial Statements
(Amounts in thousands, except per unit data)
Costs Incurred in Oil and Gas Property Acquisition, Exploration and Development Activities

				Total	Discontinued
	United	United		Continuing	Operations
	Kingdom	States	Other	Operations	Norway (1)	Total

Year Ended December 31, 2009:
Acquisition costs:
Proved	$7,589	$8,999	$—	$16,588	$	$16,588
Unproved	1,450	14,091	23	15,564		15,564
Exploration costs	49,937	17,757	(382)	67,312	4,776	72,088
Development costs	11,443	—	—	11,443	5,067	16,510

Total costs incurred	$70,419	$40,847	$(359)	$110,907	$9,843	$120,750

Year Ended December 31, 2008:
Acquisition costs:
Proved	1,178	971	27	2,176	—	2,176
Exploration costs	34,641	5,515	(62)	40,094	22,796	62,890
Development costs	16,752	19	—	16,771	8,808	25,579

Total costs incurred	$52,571	$6,505	$(35)	$59,041	$31,604	$90,645

Year Ended December 31, 2007:
Acquisition costs:
Proved	774	—	18	792	—	792
Exploration costs	54,916	—	268	55,184	10,392	65,576
Development costs	7,562	—	—	7,562	14,063	21,625

Total costs incurred	$63,252	$—	$286	$63,538	$24,455	$87,993

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

Standardized Measure of Discounted Future Net Cash Flows
Future cash inflows and future production and development costs are determined by applying average 12-month pricing for 2009 and year-end prices for 2008 and year-end costs to the estimated quantities of oil and gas to be produced. Oil, gas and condensate prices are escalated only for fixed and determinable amounts under provisions in some contracts. Estimated future income taxes are computed using current statutory income tax rates where production occurs. The resulting future net cash flows are reduced to present value amounts by applying a 10% annual discount factor.
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
/s/ KPMG LLP
Houston, Texas
March 16, 2010

Endeavour International Corporation
Item 11. Executive Compensation
Compensation Discussion and Analysis
This Compensation Discussion and Analysis discusses the objectives of our executive compensation program, including the behaviors and results it is designed to encourage and reward; it discusses the elements of our executive compensation program and their purposes; and explains how we make compensation decisions, in general and in fiscal 2009.

Business Context
We are an independent oil and natural gas company engaged in the acquisition, development and exploration of oil and natural gas properties with operations onshore in the United States and in the United Kingdom sector of the North Sea. The oil and gas exploration and production segment of the international energy industry is highly complex, requiring a broad spectrum of technical, management and commercial skills in order to succeed.
We were founded as a startup competitor in an established market to take advantage of an industry transition as major integrated companies restructured their portfolios away from more mature producing areas. Our strategy involved continued pursuit of niche opportunities in the North Sea and the US that were viewed as marginally economic by the large players already in each market. In addition to competing against a number of companies of significant size and scale that have been operating in the market for many years, we have seen an influx of newcomers to the market that seek to capitalize on the changing industry dynamics. We have recently undergone an important shift in our business strategy, as evidenced by our recent entrance into the onshore United States market.
In order to execute our business strategy, we must attract and retain highly qualified and technically proficient executives and key employees, competing for a limited talent base with both major and independent oil and gas companies worldwide. As a smaller, expanding organization, we seek individuals who are more entrepreneurial in their business approach and are willing to accept the risk associated with an evolving business venture, but also have the capacity and experience to be involved in a much larger organization.
We operate in a very cyclical industry because of volatility in demand and prices for oil and gas. We rely on our executive team to develop, maintain and execute our strategy over the long-term in order to build significant stockholder wealth — through the up and down cycles of the industry. The skills, technical requirements, experience and personal qualities of the executives needed to successfully manage this type of business are currently in very high demand, given the strength of commodity prices and worldwide demand for energy. This high demand for energy and qualified executives presents a significant management challenge for all participants in the industry.
Our executive compensation programs have been designed and are administered to support our long-term strategic objectives and to address the unique characteristics of the competitive market for talent in our industry. The compensation packages of our named executive officers recognize our need to hire and retain experienced, talented personnel to execute the business strategy for an exploration and production company operating in multiple countries. The strategic concepts that launched Endeavour and led to our growth over the last several years represent the combined vision, insight and worldwide energy industry knowledge of the highly experienced management team we have assembled. We continue to compete for executive talent with much larger, established companies and may pay premiums to attract and retain personnel and compensate for the inherently riskier nature of a newer and smaller company. Our Compensation Committee annually reviews and approves compensation arrangements of all executive officers in conjunction with a review of the evaluation of their performance.
The Purpose of Our Executive Compensation Program
The purpose of our executive compensation program is to provide a meaningful reward system that motivates our executives to be good stewards over our stakeholders’ and stockholders’ interests. It is also intended to provide a competitive total reward program that allows us to attract and retain qualified executive talent from among the pool of talent in our industry, and among other industries, as appropriate.

Our executive compensation programs are intended to provide incentives for executives to:
•	Continue to grow our business in alignment with our stated long-term strategy;

•	Build significant stockholder wealth over the long-term;

•	Deliver annual performance that reflects the execution of our stated strategy based on annual goals;

•	Focus on delivering results as a leader in safety and environmental performance;

•	Remain with us over the long-term; and

•	Reflect the value we place on innovation and personal contribution.
Our Philosophy
Our compensation philosophy reflects the realities of the competitive market in which we operate and the characteristics of our entrepreneurial environment. The program for executive officers, which consists of base salary, performance-based annual bonus and long-term stock-based incentive awards, is designed to promote the strategic objectives that are critical to our long-term success while closely aligning the interests of our executives with the interests of our stockholders. The Compensation Committee’s philosophy in establishing executive compensation programs is:
•	Compensation programs should be designed to allow us to attract and retain very experienced and high caliber professionals and executives in the oil and gas industry. This is a challenge to all in our industry, but we strongly believe that the attraction and retention of highly qualified executive talent is a key to the execution of our strategy. As we seek to expand our operations, we have designed our compensation program to attract the type of executive who has the talent and experience to successfully carry out our business model.

•	Compensation programs should relate to both individual and Company performance. We believe that our compensation programs should provide the opportunity for our CEO and other executive officers to earn performance-based compensation that is competitive with similarly situated executives of other public companies within the oil and gas industry in the U.S. and European markets. To help ensure that we understand the competitive environment, the Committee has retained Hewitt Associates as an compensation consultant to assist with this competitive analysis. While we believe that the definition of competitors should generally consider companies in our peer group of similarly situated oil and gas companies, we also recognize that it is difficult to limit the definition to that universe since the competition for talent often crosses many segments of the industry and several different countries.

•	Compensation programs should closely align the interests of executives with those of stockholders. For this reason, we have designed programs that base a significant portion of executive compensation on stock-based incentive awards. We believe that this strong focus on equity compensation best reflects our place in the business cycle and provides the best opportunity for attracting the right mix of executive talent.

•	Compensation programs should reflect our place in the business cycle and the accompanying risk profile of the business. We understand that a company in a growth mode of the business cycle generally represents greater career risk to employees than employment at a mature energy company. For this reason, our incentive compensation programs provide for a higher percentage of at-risk compensation for our executives. Similarly, we generally de-emphasize executive benefits and perquisites compared to more mature companies in our industry.

Factors Influencing Compensation
Market Data
During 2009, the Compensation Committee retained Hewitt Associates as an independent compensation consultant to assist it with a market analysis and provide it with general consulting services. Hewitt provided the Compensation Committee with market data to assist with its determination of compensation. While we do not establish compensation based solely on benchmarking, we believe that reviewing the market data is useful for two reasons. First, our compensation practices must be competitive in order to attract and retain executives with the ability and experience necessary to provide leadership and to deliver strong performance to our stockholders. Second, the market data allows us to assess the reasonableness of our compensation practices. The Compensation Committee does not react to or structure our executive compensation program on market data alone, and it does not utilize any true “benchmarking” techniques when making compensation decisions. Moreover, the Compensation Committee retains full discretion to award compensation at the level it deems reasonable under the circumstances, but we typically intend to compensate our Named Executive Officers within a range of reasonableness around the middle of our peer group.
The market data reflected compensation provided at other similarly-sized companies within the exploration and production industry. As our operations are in the U.K. and the U.S., we recruit employees from both areas and our executive officers may spend significant time in both countries. We review market data from a group of U.K. companies and a group of U.S. companies that might be considered our peers to allow comparisons across the geographic areas. The following “peer group” companies were included:
U.S.-based Companies:
ATP Oil & Gas Corporation
Carrizo Oil & Gas, Inc.
Denbury Resources Inc.
Forest Oil Corporation
Harvest Natural Resources, Inc.
Newfield Exploration Company
Stone Energy Corporation
Swift Energy Company
U.K.-based companies:
Cairn Energy
Dana Petroleum
JKX Oil and Gas
Premier Oil
SOCO International
Tullow Oil
Venture Production
Company Performance — 2009
Our strategic business focus during 2009 consisted of the following objectives, taking into account the difficulties associated with the global economic downturn:
•	Maintain or reduce G&A and operating expenses;

•	Negotiate removal of the Series C Preferred Stock anti-dilution provisions;

•	Maintain or expand credit facilities;

•	Complete at least one acquisition and two business development activities to improve growth potential in core areas;

•	File Field Development Plans for U.K. development projects;

•	Optimize production;

•	Add reserves through exploration success; and

•	Improve shareholder returns and value.
In evaluating our performance during 2009, we substantially met or exceeded these goals. Specifically:
•	We reduced our operating and G&A expenses by a combined $13 million from 2008 to 2009;

•	In November 2009, we redeemed a portion and amended the terms of our Series C Preferred Stock to, among other things, remove the anti-dilution provisions. These amendments reduced dilution to common stockholders by approximately 80 million shares and reduced overall cost of this capital;

•	We executed two capital raises during the later part of 2009 culminating in early 2010;

•	During 2009, we completed the sale of our Norwegian assets and operations and purchased producing and exploration acreage in the U.S. This sale represented a significant return on invested capital for investors and resulted in a gain on sale of $47 million;

•	Field development plans for our development projects at Cygnus and Columbus were submitted;

•	Maintained production, after the sale of our Norwegian assets, at budgeted levels;

•	Significant appraisal drilling successes at Cygnus and Rochelle and our U.S. acquisitions added proved reserves to our reserve base; and

•	Endeavour’s stock price increased from $0.50 per share at December 31, 2008 to $1.08 per share at December 31, 2009.
The Compensation Committee considered the goals for 2009 to be more fully achieved than those that we set for previous years. The Compensation Committee took a long-term view of our performance in evaluating 2009, understanding that the objectives we met in 2009 should help set us up for growth and success in the future. We believe, and the Compensation Committee concurred, that this potential for long-term growth was more important in evaluating the success of 2009 than our period-specific financial results.
The Compensation Committee believes an assessment of Company performance is a key element in determining compensation for the executive officers. After discussions with the CEO, the Compensation Committee evaluated the Company performance independently. The Compensation Committee conducted a detailed analysis of company performance in a number of areas including:
•	Continued execution of the development program. The Company’s three major development projects, the Rochelle, Cygnus and Columbus development fields in the UK sector of the North Sea, continued to progress with field development plans submitted for review and approval by the UK regulatory authorities.

•	Success of the exploration program. We had continued successful appraisal drilling at our Rochelle and Cygnus development projects.

•	Optimizing value of our Norwegian operations. The sale of our Norwegian operations provided significant returns over our investment in Norway and allowed Endeavour to pursue US onshore opportunities through acquisition or Joint Ventures reducing its interests in higher risk exploration.

•	Improving the Company’s portfolio through business development. Our expansion into the U.S. allows us to include projects that have a lower cost and short lead-time to first production than our operations in the North Sea.

•	Maintain existing production. The Company successfully managed production during 2009, meeting our goals and guidance established at the beginning of the year.

•	Managing both operational and G&A expenses. The Company reduced operating expenses from 2008 and controlled general and administrative expenses, keeping 2009 costs in line with 2008.

•	Simplifying and strengthening our capital structure. With cash flow from operations and our Norwegian operations sale, we repaid a portion of outstanding debt, redeemed a portion of our outstanding preferred stock and eliminated certain anti-dilution provisions in the outstanding preferred stock
Overall, the Compensation Committee evaluated 2009 as a very successful year as much of our strategic goals were accomplished during the year and our closing common stock price more than doubled from year-end 2008 to year-end 2009. Consequently, bonus funding was generally at or slightly below target and higher than 2008, which was slightly below target. 2009 stock-based incentive awards were granted in early 2009 and therefore, the grant date values did not reflect 2009 performance, but the ultimate value realized from these grants will reflect the future value of our common stock, linking performance to the ultimate value received.
Individual Performance
The Compensation Committee believes that individual performance should be a key factor in determining compensation. The Compensation Committee evaluated individual performance independent of Company performance for 2009.
The Compensation Committee does not use a formulaic approach but takes the Company performance into consideration along with individual performance, market data, competition for qualified talent, compensation history and internal equity, and applies its discretion in determining compensation levels.
Elements of Executive Compensation
Our Compensation Committee reviews the base salary of our CEO and all other executive officers periodically to ensure that a competitive position is maintained. Changes made to executive salaries usually occur annually, but may be more or less frequent based on the situation. Generally, our CEO recommends to the Compensation Committee changes to salaries for executive officers other than himself. The Compensation Committee independently reviews the market data provided by Hewitt, our compensation consultant, considers the CEO’s recommendations and then makes its own independent determinations for our executives. In general, the Compensation Committee seeks to establish compensation of our executive officers that promotes the strategic objectives that are critical to our long-term success, aligns our executives with the interests of stockholders, is competitive with the market and maintains our ability to attract and retain highly qualified personnel.
The following describes the primary elements of our executive compensation program and the influence of our philosophy on those elements.
Base Salary
All of our employees are paid a base salary which represents a fixed sum of compensation due the individual in return for their service to us. In establishing base salaries for the executive officers, the Compensation Committee considers a number of factors including the executive’s job responsibilities, individual achievements and contributions, level of experience, personal compensation history, the base salaries typically paid for similar positions within the oil and gas industry and the geographic location of our offices.

Annual Bonus
Annual bonuses are used to focus our management on achieving key corporate objectives, positioning us for long-term growth, motivating certain desired individual behaviors and rewarding substantial achievement of our objectives and individual goals. Executive positions have an annual bonus target range that reflects their level of responsibility in the organization and industry practices. For 2009, the individual annual bonus targets remained unchanged at 60 percent of base salary for executive vice presidents and 100 percent of base salary for our chief executive officer. The Compensation Committee has set these levels to provide linkage between performance and compensation. In this way, compensation can be adjusted from year to year reflective of both Company and individual performance. The Compensation Committee has set the bonus target for the CEO higher than that of the other executive officers to reflect the Compensation Committee’s belief that the CEO should have a greater portion of compensation tied to the success of the Company. The Compensation Committee considers individual performance as well as corporate financial performance in determining the amount of an executive’s annual bonus with a maximum award of 200 percent of the target bonus. Our approach in administering the annual incentive program is non-formulaic and does not include specific objective measures. We believe this provides needed flexibility to address the unique aspects of our Company as an entity in an early growth cycle and motivate the executives to respond to the changing market and maximize long-term performance.

Stock-Based Incentive Compensation
We generally use a combination of restricted stock, stock options and other stock-based compensation to reward long-term performance, encourage the achievement of superior results over time, align executive and stockholder interests, and retain executive management. As we expand operations in the U.S. and work toward development of projects in the U.K., we base a significant portion of our executive compensation on stock-based compensation. The Compensation Committee believes this aligns the executive’s interest with shareholder value and return as we complete our expansion and growth strategies. In late 2008, the Compensation Committee altered the design for the long-term incentive portion of our compensation program. The Compensation Committee sought to simplify the program and manage shareholder dilution while maintaining the focus on stock price performance. The Compensation Committee approved the structure and amount of the awards after reviewing a proposal from management, considering market data prepared by Hewitt, considering individual performance, long-term potential, retention risk, difficulty of replacement, long-term impact of position and internal equity. In January 2009, the Compensation Committee granted the executives long-term incentive awards structured as set forth in the following table:

		Percentage of
		Total Award
Type of Award	Vesting Period	Value

Restricted Stock	Time based, one-third per year	32.5%

Stock Options	Time based, one-third per year with the exercise price set based on the closing price on the date of the grant.	12.5%

Cash Performance Target Award	Time based, one-third per year. Cash award made based on the average closing stock price for the last 20 trading days prior to the vesting date:
	• If average stock price is greater than or equal to $1.20 at the end of each period, 200% of target is paid.	55%
	• If average stock price is between $0.60 and $1.19 at the end of each period, between 100% and 200% of target is paid.
	• If average stock price is between $0.30 and $0.60 at the end of each period, between 50% and 100% of the target is paid
	• If the average stock price is less than $0.30 at the end of each period, no award is earned.

The 2009 program continues a balanced approach to long-term incentives which aligns executives with stockholders, provides incentives tied to performance, and serves as a retention vehicle.
The structure of our long-term incentive awards reflects the Compensation Committee’s view that the purpose of the executive’s equity compensation should strengthen alignment with stockholders, provide incentives tied to our performance and serve as a retention vehicle. The Compensation Committee determined that the proper recognition of executive performance in light of the current stock prices should be heavily weighted on long-term incentives which serve to reward executives while aligning their interests with the stockholders.
To determine the size to grant, the Compensation Committee considers corporate financial and stock price performance but does not employ a specific formula. In addition, the Compensation Committee considers individual performance and the value of previous stock grants when determining the grant sizes for executive officers. The Compensation Committee considers recommendations from our CEO when making decisions regarding the granting of equity compensation to executive officers. Such guidance is based on his assessment of annual contributions and overall value to us and the achievement of our objectives. As with the CEO’s recommendations on base salary and bonus, the Committee considers his recommendations and then exercises independent judgment to make the final determinations of the individual awards to the Named Executive Officers.
We do not have any program, plan or obligation that requires us to grant equity compensation on specified dates. Generally, we grant equity compensation annually at the beginning of the year and upon initial employment with us. At its December meeting, the Compensation Committee approves equity compensation grants to be issued generally on the first business day of the next year. Grants for newly hired employees, or promoted employees, are approved by the Compensation Committee for executive officers and by the CEO for all other employees. Stock option exercise prices are set at the closing price on the date of grant or higher. The Compensation Committee encourages executives to maintain ownership of our stock. See “Stock Ownership Guidelines” for specific ownership guidelines for our named executive officers, directors and other employees.
2009 Compensation Assessment
Base Salary
Based on the Compensation Committee’s review of the above discussed factors and independent judgments, there were no changes made to the salaries of our named executive officers in 2009 except for Mr. Williams and Mr. Kirksey. There has been no change in the CEO’s base salary since he was elected to the role in September 2006. Mr. Williams was provided an increase of $25,000 (6.25%) in January 2009 to reward the significant success our North Sea exploration achieved in 2008. Mr. Kirksey was provided an increase of $50,000 (14.3%) to his base salary effective January 2009 to bring his compensation in line with the other Executive Vice Presidents and to reward his continued outstanding performance in ensuring adequate capital for the Company to execute its business strategy.
Annual Bonus
In 2009, bonus amounts were recommended to the Compensation Committee by our CEO for the senior and executive vice presidents based upon his overall assessment of the Company’s 2009 performance and individual performance. The CEO recommended and the Committee approved bonuses at 78 to 120 percent of target for the other executive officers based on the material factors described below. The Compensation Committee considered the recommendations along with the market data provided by Hewitt, and then exercised independent judgment to set the bonuses. In general, bonuses in 2009 reflect the Compensation Committee’s recognition of a significant improvement in company performance from 2008.

	Percent of
Officer	Target Earned	Material Factors
William L. Transier	150%	Assessed based on the overall performance of the Company in relation to the 2009 goals that were achieved and significant involvement in the negotiation and ultimate sale of Norway, renegotiation and redemption of Series C Convertible Preferred Stock and initiation of U.S, portfolio. All three represented significant strategic steps for the Company.

Carl D. Grenz	85%	Continued efforts to bring North Sea developments on line.

J. Michael Kirksey	100%	Played a key role in simplifying capital structure and maintaining capital flexibility for our operating activities.

Bruce H. Stover	120%	Played a key role in expanding our operations into the US.

John G. Williams	78%	Played a key role in the sale of Norway and appraisal drilling successes in 2009.
These bonuses for 2009 performance were paid in 2010.
Stock-Based Incentive Compensation
In early 2009, the Company based its decisions on company and individual performance in 2008. The grants to each individual were as follows:

			Cash
	Restricted	Stock	Performance
Officer	Shares	Options	Award	Comments

William L. Transier	375,000	340,909	$825,000	The Committee desired to provide a significant performance tie to longer-term performance

Carl D. Grenz	50,000	45,455	$110,000	Reduced award due to recently receiving sign-on award for late 2008 hire

J. Michael Kirksey	175,000	159,091	$385,000	Generally reflective of his position in our industry

Bruce H. Stover	150,000	136,364	$330,000	Generally reflective of his position in our industry

John G. Williams	200,000	181,818	$440,000	Generally reflective of his position in our industry

Stock-Based Incentive Awards Program — 2010
In late 2009, the Compensation Committee altered the design for the long-term incentive program. The Compensation Committee sought to further manage shareholder dilution, while maintaining the focus on stock price performance, by eliminating the use of stock options. In January 2010 the Compensation Committee granted the executives long-term incentive awards structured as set forth in the following table:

		Percentage of Total
Type of Award	Vesting Period	Award Value

Restricted Stock	Time based, one-third per year	40%

Cash Performance Target Award	Cash award made based on one month average closing stock price at end of each year during three year period	60%
The 2010 program continues a balanced approach to long-term incentives which aligns executives with stockholders, provides incentives tied to performance, and serves as a retention vehicle.
Perquisites and Personal Benefits
We provide our executive officers the same employee benefits that we provide to all full-time employees, such as health, disability and life insurance. In addition, Mr. Grenz, who transferred to our London office in 2008, is provided housing and a foreign-service premium to offset the higher cost of living in London. This arrangement is in line with our International Assignment Policy which is available to all employees on full time international assignment.
In 2009, Mssrs. Stover and Williams repatriated to the United States and ended their international assignment status. Mr. Stover returned in June and Mr. Williams returned in September. At the time of their repatriation, all benefits provided under the International Assignment Policy ceased.
We provide a 401(k) savings plan for all employees. Our executive officers participate on the same level as all employees, with Company matching of contributions up to $9,800 for 2009, which was four percent of compensation up to the maximum annual compensation limit of $245,000 in accordance with Section 415 of the Internal Revenue Code of 1986, as amended (the “Code”).
International Assignment Policy
We recognize that execution of our business strategy may require certain U.S. employees to spend extended time in our London and Aberdeen offices. For employees, including executives, assigned to job duties outside their country of permanent residence, we have an international assignment policy designed to achieve:
•	fair and equitable treatment between employees on international assignments and their home-country counterparts;

•	compliance with applicable legal statutes in countries of operation; and

•	cost effective, common and consistent policies and procedures.
Under this policy, we pay reasonable travel and moving costs associated with moving to, or returning from, the host country and housing costs in the host country. Upon acceptance of the international assignment, the employee will generally be eligible for a foreign-service premium. This premium is a based on a cost-of-living index that is prepared by an independent firm. The foreign-service premium recognizes the higher costs of goods and services in the host country. The employee and Company jointly contribute to the costs of taxes in the host country in a manner designed to ensure that the total tax burden of international assignment generally approximates the tax burden the employees would have paid with respect to their incomes from the Company had they remained in their home countries.
As outlined in our international assignment policy, Messrs. Stover and Williams were eligible for Company-provided housing, a foreign-service premium to offset the higher costs for goods and services in London and tax equalization payments until their repatriation. These costs are considered taxable compensation.
Extensive Travel Policy
Given the international nature of our business, certain U.S. employees may be required to spend extended time in our foreign offices assigned to those offices. For these employees, we have and extensive travel policy that provides an excess travel payment and a per diem amount as follows:
•	Excess Travel Payment — 1% of base pay for each 10 day period the extensive traveler is away from their permanent residence and is taxable compensation. This payment is in addition to the normal performance bonus the Company may from time to time have in effect.

•	Per Diem Payment — per diem reimbursement, as outlined by the IRS, for their travel days, and is not considered taxable income.
Severance Benefits
We provide severance benefits through our chief executive officer’s employment agreement and through change-in-control agreements with each of our remaining executive officers. These agreements provide for severance compensation to be paid if employment is terminated under certain conditions, such as at the executive’s election for “good reason” following a change in control or a termination by us other than for “misconduct” or “disability”, each as defined in the agreements. Additionally, our long-term incentive grant agreements provide for accelerated vesting of equity awards upon the occurrence of a change in control. These provisions are generally based on market practices as provided to us by Hewitt and assist us in recruiting and retaining the members of the executive team. Please read “Executive Compensation — Employment, Change in Control and Severance Agreements” for a description of the material terms of the employment agreements and the change in control provisions of the stock grant agreements.

Oversight of the Executive Compensation Programs and Compensation Committee Membership
Our executive compensation program is administered by the Compensation Committee of our board of directors. The Compensation Committee members include Mr. Thomas D. Clark, Jr., Mr. Sheldon R. Erikson, Ms. Nancy K. Quinn and Mr. John B. Connally III, who serves as the committee chair. Mr. Erikson was appointed to the Compensation Committee in February 2010.
The Compensation Committee’s responsibilities include:
•	Evaluating and approving the Company’s overall compensation strategy;

•	Annually reviewing the performance of and setting the compensation (i.e., salary, incentive awards, and all other elements) for the Company’s CEO;

•	Annually reviewing the performance of and setting the compensation for the other executive officers after considering the CEO’s recommendations; and

•	Reviewing and approving annual incentive payouts and long-term incentive awards under our plans.
A more complete description of the Committee’s responsibilities and functions is set forth in the Committee’s charter, which can be found on our website at http://www.endeavourcorp.com.
Consistent with the listing requirements of the NYSE-Amex, the Compensation Committee is composed entirely of independent, non-employee members of the board of directors. Each year, the Compensation Committee reviews any and all relationships that each director may have with us and the board of directors reviews the Compensation Committee’s findings.
Accounting and Tax Implications
Section 162(m) of the Code limits the deductibility of certain items of compensation paid to our named executives to $1,000,000 annually. When stock awards vest or are otherwise includible in the taxable compensation of the affected executives, we may not be able to recognize current or future tax benefits that would be available to us related to such awards. Currently, this is not an issue for us because we have no taxable income in the United States.
We expense stock awards under the fair value method rather than the intrinsic value method. This will result in higher expenses for our stock option awards. When considering the design of compensation programs, the Committee considers the potential accounting implications of the design and seeks to ensure the design does not have a significant adverse affect on our income statement.
Executive Compensation
Summary Compensation Table
The following table sets forth the annual and long-term compensation for services in all capacities to the Company for the fiscal year ended December 31, 2009 for our CEO, our Chief Financial Officer and the three other most highly compensated executive officers (the “Named Executive Officers”). All of the Named Executive Officers were employed in their positions with us at December 31, 2009.

				Stock	Option	All Other
		Salary	Bonus	Awards	Awards	Compensation	Total
Name and Principal Position	Year	($)	($)	($)	($)	($)	($)

			(6)	(7)	(7)	(8)
William L. Transier (1)	2009	800,000	1,200,000	202,500	83,615	153,800	2,439,915
Chief Executive Officer, President	2008	800,000	600,000	673,200	266,564	297,716	2,637,480
and Director	2007	800,000	—	575,000	—	53,162	1,428,162

Carl D. Grenz (2)	2009	400,000	204,000	27,000	11,149	711,794	1,353,943
Executive Vice President, Operations	2008	70,666	—	225,000	84,537	74,107	454,310

J. Michael Kirksey (3)	2009	400,000	240,000	94,500	39,020	106,300	879,820
Executive Vice President and Chief	2008	350,000	180,000	73,920	29,618	51,200	684,738
Financial Officer	2007	91,538	37,500	408,000	83,704	—	620,742

Bruce H. Stover (4)	2009	415,000	300,000	81,000	33,446	766,198	1,595,644
Executive Vice President, Business	2008	415,000	180,000	297,000	117,396	717,166	1,726,562
Development and New Ventures	2007	400,000	80,000	230,000	—	568,096	1,278,096

John G. Williams (5)	2009	425,000	200,000	108,000	44,595	636,536	1,414,131
Executive Vice President, Exploration	2008	400,000	240,000	73,920	29,618	582,709	1,326,247
	2007	100,000	—	456,000	93,201	127,637	776,838

(1)	Mr. Transier’s bonus for 2009 consisted of $1,000,000 paid in cash and $200,000 paid by the issuance of 200,000 fully vested shares of common stock.

(2)	Mr. Grenz joined the Company in November 2008, as Executive Vice President, Operations.

(3)	Mr. Kirksey joined the Company in September 2007, as Executive Vice President and Chief Financial Officer.

(4)	Mr. Stover retired effective March 1, 2010.

(5)	Mr. Williams joined the Company in October 2007 as Executive Vice President, Exploration.

(6)	The amounts represent annual bonus amounts earned during the year and paid at the beginning of the subsequent year.

(7)	For a discussion of restricted stock and stock option awards granted in 2009, see “Compensation Discussion and Analysis — Stock-Based Incentive Compensation.” The amounts reflect the full fair market value on the date of grant, assuming the completion of service-based vesting conditions. However, as required, the amounts shown exclude the impact of estimated forfeitures related to service-based vesting conditions. There is no assurance that the FAS 123R amounts reflected in this table will ever be realized by the Named Executive Officers. See Note 13 of the consolidated financial statements in the Company’s Annual Report on Form 10-K for the year ended December 31, 2009 regarding assumptions underlying valuation of equity awards.

(8)	This column includes personal benefits and other items shown in the table below. Other compensation costs of $37,560 for Mr. Williams during 2007 represent relocation costs. In valuing personal benefits, we use the incremental cost to the Company of the benefit.

		Cost Of	Foreign Tax and	Extensive	Housing	Company
		Living	Tax Equalization	Travel	Lease	401(k) Matching
	Year	Adjustment	Payments	Payments	Costs	Contributions	Other	Total

Mr. Transier	2009	—	—	144,000	—	9,800	—	153,800
	2008	—	—	288,516	—	9,200	—	297,716
	2007	—	—	44,162	—	9,000	—	53,162

Mr. Grenz	2009	133,669	398,049	—	170,276	9,800	—	711,794
	2008	19,018	—	—	55,089	—	—	74,107

Mr. Kirksey	2009	—	—	96,500	—	9,800	—	106,300
	2008	—	—	42,000	—	9,200	—	51,200

Mr. Stover	2009	55,244	562,935	—	138,219	9,800	—	766,198
	2008	110,488	310,076	—	287,402	9,200	—	717,166
	2007	96,065	208,662	—	262,503	—	866	568,096

Mr. Williams	2009	78,046	388,239	—	160,451	9,800	—	636,536
	2008	104,728	210,899	—	257,882	9,200	—	582,709
	2007	21,133	—	—	68,944	—	37,560	127,637
As discussed in “Employment, Change-in-Control and Severance Agreements,” Mr. Transier’s compensation is subject to an employment agreement. Our other executive officers were not covered by employment agreements at December 31, 2009.
2009 Grants of Plan-Based Awards Table
The following table sets forth certain information with respect to restricted stock awards and stock option awards granted during the year ended December 31, 2009 to each of our Named Executive Officers. All awards become fully vested upon a “corporate change” or “change in control” as discussed in “Employment, Change in Control and Severance Agreements.”

			Estimated
			Possible	Estimated
			Payouts	Future	All Other	All Other Option
			Under Non-	Payouts	Stock	Awards:		Grant Date
			Equity	Under Equity	Awards:	Number of	Exercise or	Fair Value of
			Incentive Plan	Incentive	Number of	Securities	Base Price	Stock and
			Awards	Plan Awards	Shares of	Underlying	of Option	Option
			Target	Target	Stock or Units	Options	Awards	Awards
Name	Grant Date	Approval Date	($)	(#)	(#) (2)	(#)	($/Sh)	($)

	(1)	(1)	(2)		(3)	(3)
Mr. Transier	01/02/2009	12/11/2008	825,000	—	375,000	340,909	$0.54	83,615

Mr. Grenz	01/02/2009	12/11/2008	110,000	—	50,000	45,455	$0.54	11,149

Mr. Kirksey	01/02/2009	12/11/2008	385,000	—	175,000	159,091	$0.54	39,020

Mr. Stover	01/02/2009	12/11/2008	330,000	—	150,000	136,364	$0.54	33,446

Mr. Williams	01/02/2009	12/11/2008	440,000	—	200,000	181,818	$0.54	44,595

(1)	Under our compensation policy, the Compensation Committee approves annual grants of stock awards at its regularly scheduled meeting in December for awards to be issued at the beginning of the following year. The exercise price of any options granted is set at the closing price on the grant date.

(2)	The awards vest in equal annual installments over a three-year period. Cash award is paid based on the change in the on the average closing stock price for the last 20 trading days prior to the vesting date versus $0.60. See “Stock-Based Incentive Awards — 2009 Grants” above for details of the payout.

(3)	The awards vest in equal annual installments over a three-year period.
2009 Outstanding Equity Awards at Fiscal Year-End Table
The following table includes certain information with respect to the value of all unexercised options and unvested stock awards previously awarded to the Named Executive Officers at December 31, 2009.

	Option Awards					Stock Awards
	Number of Securities Underlying					Number of Shares	Market Value of
	Unexercised Options			Option		or Units of Stock	Shares or Units of
	(#)			Exercise		That Have Not	Stock That Have
				Price	Option	Vested	Not Vested
Name	Exercisable	Unexercisable		($)	Expiration Date	(#)	($)
Mr. Transier	—	340,909	(1)	0.54	01/02/2019	798,333 (6)	862,200
	165,000	330,000	(2)	1.32	01/02/2018
	125,000	—		3.51	01/02/2011
	250,000	—		4.20	01/02/2010

Mr. Grenz	—	45,455	(1)	0.54	01/02/2019	183,333 (7)	198,000
	116,667	133,333	(3)	0.75	11/03/2018

	Option Awards					Stock Awards
	Number of Securities Underlying					Number of Shares		Market Value of
	Unexercised Options			Option		or Units of Stock		Shares or Units of
	(#)			Exercise		That Have Not		Stock That Have
				Price	Option	Vested		Not Vested
Name	Exercisable	Unexercisable		($)	Expiration Date	(#)		($)
Mr. Kirksey	—	159,091	(1)	0.54	01/02/2019	345,666	(8)	373,319
	18,334	36,666	(4)	1.32	01/02/2018
	266,667	133,333		2.00	09/26/2017

Mr. Stover	—	136,364	(1)	0.54	01/02/2019	333,333	(9)	360,000
	72,667	145,333	(2)	1.32	01/02/2018
	50,000	—		3.51	01/02/2011
	100,000	—		4.20	01/02/2010

Mr. Williams	—	181,818	(1)	0.54	01/02/2019	370,666	(10)	400,319
	18,334	36,666	(2)	1.32	01/02/2018
	133,333	66,666	(5)	1.14	10/01/2017

(1)	These options vest and become exercisable in three equal annual installments beginning on January 1, 2010.

(2)	These options vest in and become exercisable in equal installments on January 1, 2010 and 2011.

(3)	These options vest in and become exercisable in equal installments on November 3, 2010 and 2011.

(4)	These options vest and become exercisable on September 26, 2010.

(5)	These options vest and become exercisable on October 1, 2010.

(6)	83,333 of these restricted stock awards vested on January 1, 2010. 340,000 of these restricted stock awards vest in two equal annual installments beginning on January 1, 2010. 375,000 of these restricted stock awards vest in three equal annual installments beginning on January 1, 2010.

(7)	133,333 of these restricted stock awards vest in two equal annual installments beginning on November 3, 2010. 50,000 of these restricted stock awards vest in three equal annual installments beginning on January 1, 2010.

(8)	133,333 of these restricted stock awards vest on September 26, 2010. 37,333 of these restricted stock awards vest in two equal annual installments beginning on January 1, 2010. 175,000 of these restricted stock awards vest in three equal annual installments beginning on January 1, 2010.

(9)	33,333 of these restricted stock awards vested on January 1, 2010. 150,000 of these restricted stock awards vest in two equal annual installments beginning on January 1, 2010. 150,000 of these restricted stock awards vest in three equal annual installments beginning on January 1, 2010.

(10)	133,333 of these restricted stock awards vest on October 1, 2010. 37,333 of these restricted stock awards vest in two equal annual installments beginning on January 1, 2010. 200,000 of these restricted stock awards vest in three equal annual installments beginning on January 1, 2010.

2009 Option Exercises and Stock Vested Table
The following table includes certain information with respect to options exercised and stock award vesting by the Named Executive Officers during the year ended December 31, 2009.

	Option Awards		Stock Awards
	Number of Shares		Number of Shares
	Acquired on	Value Realized	Acquired on	Value Realized
	Exercise	on Exercise	Vesting	on Vesting
Name	(#)	($)	(#)	($)
Mr. Transier	—	—	503,333	$271,800

Mr. Grenz	—	—	166,667	$178,334

Mr. Kirksey	—	—	152,000	$176,746

Mr. Stover	—	—	208,333	$112,500

Mr. Williams	—	—	152,000	$156,746
Risk Assessment Related to our Compensation Structure
We believe our compensation plans are appropriately structured and are not reasonably likely to result in material risk to Endeavour. We believe our approach to goal setting and evaluation of performance results assist in mitigating excessive risk-taking that could harm our value or reward poor judgment by our executives. Several features of our programs reflect sound risk management practices. We set performance goals that we believe are reasonable in light of past performance and market conditions. We also believe we have allocated our compensation among base salary and short and long-term compensation target opportunities in such a way as to not encourage excessive risk-taking. Further, with respect to our incentive compensation programs, the metrics that determine payouts for our employees are company-wide metrics only. This is based on our belief that applying Company-wide metrics encourages decision-making that is in the best long-term interests of Endeavour and our stockholders as a whole. Finally, the multi-year vesting for our long-term incentive awards, even after achievement of any performance criteria, ensures that our employees’ interests align with those of our stockholders for the long-term performance of the Company.

2009 Potential Payments upon Termination or Change in Control Table
The following table includes certain information with respect to potential payments upon termination or change in control to the Named Executive Officers, assuming that the termination or change in control occurred on December 31, 2009.

		Termination
		w/o Cause or
		for Good	Voluntary			Change in
Name	Benefit	Reason	Termination	Death	Disability	Control
Mr. Transier
	Severance (1)	4,800,000	—	—	—	4,800,000
	Stock options (unvested and accelerated) (2)	184,091	—	184,091	184,091	184,091
	Restricted stock awards (unvested and accelerated) (3)	862,200	—	862,200	862,200	862,200
	Health and welfare benefits continuation (1)	11,826	—	—	—	11,826

Mr. Grenz
	Severance (4)	—	—	—	—	1,044,000
	Stock options (unvested and accelerated) (2)	24,546	—	24,546	24,546	24,546
	Restricted stock awards (unvested and accelerated) (3)	198,000	—	198,000	198,000	198,000
	Health and welfare benefits continuation (4)	—	—	—	—	—

Mr. Kirksey
	Severance (4)	—	—	—	—	1,105,000
	Stock options (unvested and accelerated) (2)	85,909	—	85,909	85,909	85,909
	Restricted stock awards (unvested and accelerated) (3)	373,319	—	373,319	373,319	373,319
	Health and welfare benefits continuation (4)	—	—	—	—	22,754

Mr. Stover
	Severance (4)	—	—	—	—	1,203,333
	Stock options (unvested and accelerated) (2)	73,637	—	73,637	73,637	73,637
	Restricted stock awards (unvested and accelerated) (3)	360,000	—	360,000	360,000	360,000
	Health and welfare benefits continuation (4)	—	—	—	—	2,034

Mr. Williams
	Severance (4)	—	—	—	—	1,168,333
	Stock options (unvested and accelerated) (2)	98,182	—	98,182	98,182	98,182
	Restricted stock awards (unvested and accelerated) (3)	400,319	—	400,319	400,319	400,319
	Health and welfare benefits continuation (4)	—	—	—	—	—

(1)	Pursuant to Mr. Transier’s employment agreement, Mr. Transier would receive (i) a payment of three times the sum of his annual salary and his average bonus for the last two years and (ii) the standard health and welfare benefits available to our employees for three years following a change in control. The amount for the health and welfare benefits is estimated based on health and welfare benefit costs for 2009.

(2)	Calculated as the in-the-money value of unvested stock options as of December 31, 2009.

(3)	Calculated as the value of unvested restricted stock awards as of December 31, 2009.

(4)	Pursuant to change in control termination benefits agreements, each executive vice president would receive (i) a payment of two times the sum of his annual salary and his average bonus for the last three years and (ii) the standard health and welfare benefits available to our employees for 18 months following a change in control. Such benefits are payable only upon termination, as defined, upon a change in control. The amount for the health and welfare benefits is estimated based on health and welfare benefit costs for 2009.
Employment, Change in Control and Severance Agreements
Chief Executive Officer
Mr. Transier is covered by an employment agreement with an annual salary of $800,000, payable in cash or stock at his election. Under the employment agreement, Mr. Transier is also eligible for annual bonus consideration of up to 200% of base pay, all or any portion of which may be awarded in the sole discretion of our board of directors on advice of its Compensation Committee. The Compensation Committee amended Mr. Transier’s employment agreement during 2008 to extend the term through May 31, 2011 and include minor technical corrections to comply with current U.S. tax regulations.
Mr. Transier’s employment agreement also requires the payment on termination of employment during the contract term (i) at our election other than as a result of the executive’s misconduct or disability or (ii) at the executive’s election following a “corporate change” or a breach of the employment agreement by us, of three times the executive’s most recent annual salary and deemed bonus (the average bonus paid during the most recent two years). In addition, all unvested employee restricted common stock and options would vest upon any such termination.
If the chief executive officer was to receive an excess parachute payment as defined in Section 280G of the Code, which would be subject to excise tax, we are required under the agreement to reimburse all such tax payable by him plus any additional excise and income taxes related to the reimbursement.
For purposes of Mr. Transier’s agreement, a “corporate change” includes: (i) the acquisition by any person, other than the Company or its affiliates, of 30% or more of our combined voting power resulting in a change of a majority of the members of the board; (ii) the replacement of a majority of the directors under certain circumstances during a two-year period; and (iii) the consummation of certain mergers or approval of a plan for the sale or disposition of substantially all of our assets.
Other Executive Officers
Each of our executive vice presidents holds stock options and restricted stock grants as to which conditions to full vesting (and, therefore, lapse of forfeiture restrictions) have not occurred. If a “Change in Control” occurs, all vesting requirements will be accelerated such that options held by executive officers to purchase approximately 1.7 million shares will become exercisable in full and all restrictions on approximately 2.0 million restricted shares will lapse in full.

Under the terms of the options, a “Change in Control” is defined to include (i) a merger, reorganization or consolidation in which we are acquired by another person or entity (other than a holding company formed by the Company); (ii) the dissolution or liquidation of the Company; (iii) any transaction where any person or entity acquires ownership or control of 30% or more of the outstanding shares and as a result the persons who were directors of the Company before the transaction cease to constitute a majority of the board; (iv) a sale or transfer of substantially all of our assets in a transaction that requires stockholder approval; (v) during a period of two consecutive years, individuals who were directors at the beginning of the period, or whose election or nomination were approved by a vote of a majority of directors then still in office, cease for any reason to constitute a majority of the board; or (vi) any other event that a majority of the board shall determine constitutes a Change in Control.
Each of our executive vice presidents are covered by a change in control termination benefits agreement. Pursuant to these agreements, if the executive’s employment is terminated within 24 months following a change in control by us without cause or by the executive for good reason, the executive shall be entitled to receive the following payments:
•	An amount equal to two times his annual base salary;

•	An amount equal to two times the executive’s average bonus for the prior three years in which the date of termination occurs;

•	A pro rata portion of his annual target bonus for the year in which such termination occurs; and

•	Continuation of health benefits for a period of 18 months following the date of termination, with Endeavour continuing to pay the same portion of the premiums as it does for current employees.
The agreement provides for an excise tax gross-up for any excess parachute payments under Section 280G of the Code.
Equity Compensation Plan Information
The following table sets forth, as of December 31, 2009, information with respect to securities authorized for issuance under equity compensation plans.

Number of
securities
remaining
available for
	Number of	Weighted-	future issuance
	securities to be	average	under equity
	issued upon	exercise price	compensation
	exercise of	of outstanding	plans (excluding
	outstanding	options,	securities
	options, warrants	warrants and	reflected in
	and rights	rights	column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders	3,361,522	1.98	6,178,962
Equity compensation plans not approved by security holders	850,000	1.43	—

Total	4,211,522	1.87	6,178,962

The options issued outside of equity compensation plans approved by security holders were issued to officers upon commencement of employment with a term of five years from the date of grant and vest equally over three years.
Compensation Committee Report on Executive Compensation
We have reviewed and discussed with management the Compensation Discussion and Analysis as required by Item 402(b) of Regulation S-K. Based on the reviews and discussions, we recommend to the board of directors that the Compensation Discussion and Analysis referred to above be included in the Company’s 2010 Annual Meeting Proxy Statement.
John B. Connally III, Chairman
Nancy K. Quinn
Sheldon R. Erikson
Thomas D. Clark, Jr.

Endeavour International Corporation
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
Executive Vice President and Chief Financial Officer
Date: August 17, 2010

Endeavour International Corporation
Exhibit Index

Exhibit	Description

** 2.1	Purchase and Sale and Participation Agreement by and between Endeavour and Hillwood Energy Alabama LP. Schedules and Exhibits are omitted pursuant to Section 601(b)(2) of Regulation S-K. Endeavour agrees to furnish supplementally a copy of any omitted Schedule to the SEC upon request. (Incorporated by reference to Exhibit 2.1 of our Current Report on Form 8-K (Commission File No. 001-32212) filed on January 19, 2010).

** 2.2	Purchase and Sale Agreement between Endeavour and Cohort Energy Company. Schedules and Exhibits are omitted pursuant to Section 601(b)(2) of Regulation S-K. Endeavour agrees to furnish supplementally a copy of any omitted Schedule to the SEC upon request. (Incorporated by reference to Exhibit 2.1 of our Current Report on Form 8-K (Commission File No. 001-32212) filed on January 19, 2010).

3.1(a)	Amended and Restated Articles of Incorporation (Incorporated by reference to Exhibit 3.2 of our Quarterly Report on Form 10-Q (Commission File No. 001-32212) for the quarter ended June 30, 2004).

3.1(b)	Certificate of Amendment dated June 1, 2006 (Incorporated by reference to Exhibit 4.2 of our Registration Statement on Form S-3 (Commission File No. 333-139304) filed on December 13, 2006).

3.2(a)	Amended and Restated Bylaws (Incorporated by reference to Exhibit 3.4 to our Current Report on Form 8-K (Commission File No. 001-32212) filed on November 6, 2006).

3.2(b)	Amendment to Amended and Restated By-laws dated December 12, 2007 by Endeavour International Corporation (Incorporated by reference to Exhibit 3.1 to our Current Report on Form 8-K (Commission File No. 001-32212) filed on December 13, 2007).

3.3	Amended and Restated Certificate of Designation of Series B Preferred Stock filed February 26, 2004 (Incorporated by reference to Exhibit 3.3 of our Quarterly Report on Form 10-Q (Commission File No. 001-32212) for the quarter ended June 30, 2004).

3.4	Specimen of Common Stock Certificate (Incorporated by reference to Exhibit 3.7 of our Quarterly Report on Form 10-Q (Commission File No. 001-32212) for the quarter ended June 30, 2004).

3.5	Certificate of Designation of Series A Preferred Stock of Endeavour International Corporation (Incorporated by reference to Exhibit 3.1 to our Current Report on Form 8-K (Commission File No. 001-32212) filed on November 6, 2006).

Endeavour International Corporation
Exhibit Index

Exhibit	Description

3.6(a)	Certificate of Designation of Series C Preferred Stock of Endeavour International Corporation, (Incorporated by reference to Exhibit 3.2 to our Current Report on Form 8-K (Commission File No. 001-32212) filed on November 6, 2006).

3.6(b)	Amendment to Certificate of Designation of Series C Preferred Stock of Endeavour International Corporation, dated November 17, 2009 (Incorporated by reference to Exhibit 3.1 to our Current Report on Form 8-K (Commission File No. 001-32212) filed on November 23, 2009).

3.6(c)	Amendment to Certificate of Designation of Series C Preferred Stock of Endeavour International Corporation, dated March 10, 2010 (Incorporated by reference to Exhibit 3.6(c) to our Annual Report on Form 10-K (Commission File No. 001-32212) for the year ended December 31, 2009).

3.7	Certificate of Designation of Series D Preferred Stock of Endeavour International Corporation (Incorporated by reference to Exhibit 3.3 to our Current Report on Form 8-K (Commission File No. 001-32212) filed on November 6, 2006).

4.1 (a)	Warrants to Purchase Common Stock issued to Trident Growth Fund, LP dated July 29, 2003 (warrant # 2003-3) (Incorporated by reference to Exhibit 4.7 of our Annual Report on Form 10-KSB (Commission File No. 000-33439) for the year ended December 31, 2003).

4.1 (b)	First Amendment to Warrants to Purchase Common Stock dated February 26, 2004 (warrant # 2003-3) (Incorporated by reference to Exhibit 4.7 of our Annual Report on Form 10-KSB (Commission File No. 000-33439) for the year ended December 31, 2003).

4.2	Warrant to Purchase 25,000 Shares of Common Stock issued to Trident Growth Fund, L.P. (Incorporated by reference to Exhibit 10.11 of our Annual Report on Form 10-KSB (Commission File No. 000-33439) for the Year Ended December 31, 2002).

4.3	Indenture, dated as of January 20, 2005, between Endeavour International Corporation and Wells Fargo Bank, National Association, as Trustee, relating to the 6.00% Convertible Senior Notes due 2012 (Incorporated by reference to our Exhibit 4.1 to our Current Report on Form 8-K (Commission File No. 001-32212) filed on January 24, 2005).

4.4	Registration Rights Agreement dated January 24, 2008 by and between Endeavour International Corporation and Smedvig QIF Plc (Incorporated by reference to Exhibit 4.2 to our Current Report on Form 8-K (Commission File No. 001-32212) filed on January 24, 2008).

4.5	Trust Deed dated January 24, 2008 by and among Endeavour International Corporation, Endeavour Energy Luxembourg S.a.r.l. and BNY Corporate Trustee Services Limited, as trustee (Incorporated by reference to Exhibit 4.1 to our Current Report on Form 8-K (Commission File No. 001-32212) filed on January 24, 2008).

Endeavour International Corporation
Exhibit Index

Exhibit	Description

4.6	Common Stock Purchase Warrant dated February 26, 2004 issued to Sanders Morris Harris Inc. in connection with the private placement of 25,000,000 shares of Endeavour’s common stock. (Incorporated by reference to Exhibit 10.24 of our Annual Report on Form 10-KSB (Commission File No. 000-33439) for the year ended December 31, 2003).

†10.1	2004 Incentive Plan, effective February 26, 2004 (Incorporated by reference to Exhibit 10.36 of our Annual Report on Form 10-KSB (Commission File No. 000-33439) for the year ended December 31, 2003).

†10.2	2007 Incentive Plan (Incorporated by reference to Exhibit 10.1 to our Quarterly Report (Commission file No. 001-32212) for the quarter ended June 30, 2007).

†10.3	Second Amended and Restated Employment Agreement by and between William L. Transier and the Company (Incorporated by reference to Exhibit 10.4 to our Annual Report on Form 10-K (Commission File No. 001-32212) for the year ended December 31, 2008).

†10.4	Employment Offer Letter to Carl Grenz, dated August 15, 2008 (Incorporated by reference to Exhibit 10.1 of our Quarterly Report on Form 10-Q (Commission File No. 001-32212) for the quarter ended September 30, 2008).

†10.5	Form of Change in Control on Termination of Benefits Agreement (Incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K (Commission File No. 001-32212) filed on February 15, 2008).

†10.6	Form of Amended Change in Control Termination Benefits Agreement between the Company and Kirksey, Grenz, Williams and Stover, individually (Incorporated by reference to Exhibit 10.8 of our Annual Report on Form 10-K for the year ended December 31, 2008).

†10.7	Change in Control and Termination Benefits Agreement dated January 11, 2010, by and between Endeavour International Corporation and James Joseph Emme (Incorporated by reference to Exhibit 10.7 to our Annual Report on Form 10-K (Commission File No. 001-32212) for the year ended December 31, 2009).

†10.8	Form of Restricted Stock Award Agreement. (Incorporated by reference to Exhibit 10.39 of our Annual Report on Form 10-KSB (Commission File No. 000-33439) for the year ended December 31, 2003).

†10.9	Form of Nonstatutory Stock Option Agreement between Endeavour International Corporation and William L. Transier, John N. Seitz, Michael D. Cochran, Bruce H. Stover, H. Don Teague and Robert L. Thompson, individually (Incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K (Commission File No. 001-32212) filed on January 5, 2005.)

Endeavour International Corporation
Exhibit Index

Exhibit	Description

†10.10	Form of Stock Grant Agreement between Endeavour International Corporation and William L. Transier, John N. Seitz, Bruce H. Stover and Robert L. Thompson, individually (Incorporated by reference to Exhibit 10.4 to our Current Report on Form 8-K (Commission File No. 001-32212) filed on January 5, 2005).

10.11(a)	Subscription and Registration Rights Agreement, dated October 19, 2006, by and among Endeavour International Corporation and the Investors party thereto (Incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K (Commission File No. 001-32212) filed on October 25, 2006).

10.11(b)	Amendment No. 1 to Subscription and Registration Rights Agreement, January 29, 2010, by and among Endeavour International Corporation and the Investors party thereto (Incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K (Commission File No. 001-32212) filed on February 1, 2010).

**10.12	Final Participation Agreement between Endeavour and Cohort Energy Company (Incorporated by reference to Exhibit 10.2 to our Current Report on Form 8-K (Commission File No. 001-32212) filed on January 19, 2010).

10.13(a)	$225,000,000 Secured Revolving Loan and Letter of Credit Facility Agreement (Incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K (Commission File No. 001-32212) filed on November 6, 2006).

10.13(b)	Waiver and consent to $225,000,000 Secured Revolving Loan and Letter of Credit Facility Agreement (Incorporated by reference to Exhibit 4.8(b) to our Annual Report on Form 10-K (Commission File No. 001-32212) for the year ended December 31, 2006).

10.13(c)	Waiver and consent to $225,000,000 Secured Revolving Loan and Letter of Credit Facility Agreement, dated as of February 5, 2010 (Incorporated by reference to Exhibit 10.13(c) to our Annual Report on Form 10-K (Commission File No. 001-32212) for the year ended December 31, 2009).

10.14(a)	Second Lien Credit and Guarantee Agreement (Incorporated by reference to Exhibit 10.2 to our Current Report on Form 8-K/A (Commission File No. 001-32212) filed on November 7, 2006).

10.14(b)	Amendment to Second Lien Credit and Guarantee Agreement (Incorporated by reference to Exhibit 4.9(b) to our Annual Report on Form 10-K (Commission File No. 001-32212) for the year ended December 31, 2006).

10.15(a)	Junior Facility Agreement dated January 22, 2008 by and among Endeavour International Holding B.V., as borrower, Endeavour International Corporation and certain of its affiliates party thereto, as guarantors, BNP Paribas and Bank of Scotland Plc, as the mandated lead arrangers and original lenders, and BNP Paribas, as agent and security trustee (Incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K (Commission File No. 001-32212) filed on January 28, 2008).

Endeavour International Corporation
Exhibit Index

Exhibit	Description

10.15(b)	Amendment to Junior Facility Agreement dated February 5, 2010 by and among Endeavour International Holding B.V., as borrower, Endeavour International Corporation and certain of its affiliates party thereto, as guarantors, BNP Paribas and Bank of Scotland Plc, as the mandated lead arrangers and original lenders, and BNP Paribas, as agent and security trustee (Incorporated by reference to Exhibit 10.15(b) to our Annual Report on Form 10-K (Commission File No. 001-32212) for the year ended December 31, 2009).

†10.16	Restricted Stock Award Agreement between Endeavour International Corporation and J. Michael Kirksey dated September 26, 2007 (Incorporated by reference to Exhibit 10.31 to our Annual Report on Form 10-K (Commission File No. 001-32212) for the year ended December 31, 2007).

†10.17	Restricted Stock Award Agreement between Endeavour International Corporation and John G. Williams dated October 1, 2007 (Incorporated by reference to Exhibit 10.32 to our Annual Report on Form 10-K (Commission File No. 001-32212) for the year ended December 31, 2007).

†10.18	Stock Option Agreement between Endeavour International Corporation and J. Michael Kirksey dated September 26, 2007 (Incorporated by reference to Exhibit 10.33 to our Annual Report on Form 10-K (Commission File No. 001-32212) for the year ended December 31, 2007).

†10.19	Stock Option Agreement between Endeavour International Corporation and John G. Williams dated October 1, 2007 (Incorporated by reference to Exhibit 10.34 to our Annual Report on Form 10-K (Commission File No. 001-32212) for the year ended December 31, 2007).

†10.20	Stock Option Agreement between Endeavour International Corporation and Carl D. Grenz dated November 3, 2008 (Incorporated by reference to Exhibit 10.22 to our Annual Report on Form 10-K (Commission File No. 001-32212) for the year ended December 31, 2008).

†10.21	Stock Option Agreement between Endeavour International Corporation and Carl D. Grenz dated November 3, 2008 (Incorporated by reference to Exhibit 10.23 to our Annual Report on Form 10-K (Commission File No. 001-32212) for the year ended December 31, 2008).

†10.22	Restricted Stock Award Agreement between Endeavour International Corporation and Carl D. Grenz dated November 3, 2008 (Incorporated by reference to Exhibit 10.24 to our Annual Report on Form 10-K (Commission File No. 001-32212) for the year ended December 31, 2008).

†10.23	Restricted Stock Award Agreement between Endeavour International Corporation and Carl D. Grenz dated November 3, 2008 (Incorporated by reference to Exhibit 10.25 to our Annual Report on Form 10-K (Commission File No. 001-32212) for the year ended December 31, 2008).

Endeavour International Corporation
Exhibit Index

Exhibit	Description

†10.24	Agreement for the Sale and Purchase of the Endeavour Energy Norge AS dated April 2, 2009 (Incorporated by reference to Exhibit 4.1 of our Quarterly Report on Form 10-Q (Commission File No. 001-32212) for the quarter ended March 31, 2009).

†10.25	Form of Stock Redemption Agreement dated November 17, 2009 by and among Endeavour International Corporation and the holders of its Series C Preferred Stock (Incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K (Commission File No. 001-32212) filed on November 23, 2009).

10.26(a)	Form of Note Agreement dated November 17, 2009 by and among Endeavour International Corporation and the holders of its Series C Preferred Stock (Incorporated by reference to Exhibit 10.2 to our Current Report on Form 8-K (Commission File No. 001-32212) filed on November 23, 2009).

10.26(b)	Amendment to Note Agreement dated November 17, 2009 by and among Endeavour International Corporation and the holders of its Series C Preferred Stock, dated March 10, 2010 (Incorporated by reference to Exhibit 10.26(b) to our Annual Report on Form 10-K (Commission File No. 001-32212) for the year ended December 31, 2009).

10.27	Common Stock Purchase Agreement, dated as of February 4, 2010, by and between Endeavour International Corporation and the purchasers named therein ((Incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K (Commission File No. 001-32212) filed on February 5, 2010).

10.28	Registration Rights Agreement, dated as of February 4, 2010, by and between Endeavour International Corporation and the purchasers named therein (Incorporated by reference to Exhibit 10.2 to our Current Report on Form 8-K (Commission File No. 001-32212) filed on February 5, 2010).

12.1	Computation of Ratios of Earnings to Fixed Charges (Incorporated by reference to Exhibit 12.1 to our Annual Report on Form 10-K (Commission File No. 001-32212) for the year ended December 31, 2009).

12.2	Computation of Ratios of Earnings to Fixed Charges and Preference Securities Dividends (Incorporated by reference to Exhibit 12.2 to our Annual Report on Form 10-K (Commission File No. 001-32212) for the year ended December 31, 2009).

21.1	List of Subsidiaries (Incorporated by reference to Exhibit 21.1 to our Annual Report on Form 10-K (Commission File No. 001-32212) for the year ended December 31, 2009).

23.1	Consent of Independent Registered Public Accounting Firm – KPMG LLP (Incorporated by reference to Exhibit 23.1 to our Annual Report on Form 10-K (Commission File No. 001-32212) for the year ended December 31, 2009).

23.2	Consent of Independent Reserve Engineers – Netherland, Sewell & Associates, Inc. (Incorporated by reference to Exhibit 23.2 to our Annual Report on Form 10-K (Commission File No. 001-32212) for the year ended December 31, 2009).

*31.1	Certification of William L. Transier, Chief Executive Officer, pursuant to Rule 13a-14(a) of the Securities and Exchange Act of 1934, as amended.

*31.2	Certification of J. Michael Kirksey, Chief Financial Officer, pursuant to Rule 13a-14(a) of the Securities and Exchange Act of 1934, as amended.

‡32.1	Certification of William L. Transier, Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Endeavour International Corporation
Exhibit Index

Exhibit	Description

‡32.2	Certification of J. Michael Kirksey, Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.1	Report of Netherland, Sewell & Associates, Inc., Independent Petroleum Engineers and Geologists (Incorporated by reference to Exhibit 99.1 to our Annual Report on Form 10-K (Commission File No. 001-32212) for the year ended December 31, 2009).

*	Filed herewith.

‡	Furnished herewith.

†	Identifies management contracts and compensatory plans or arrangements.

**	Portions of this exhibit have been omitted pursuant to a request for confidential treatment under Rule 24b-2 of the Securities Exchange Act of 1934, and the omitted material has been separately filed with the Securities and Exchange Commission.