Form 10-Q
period 2010-09-30
ENDEAVOUR INTERNATIONAL CORP
filed 2010-11-05
CIK 1112412

United States
Securities and Exchange Commission
Washington, D.C. 20549
Form 10-Q
(Mark One)

☑	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the Quarterly Period Ended September 30, 2010
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☑ No
As of November 4, 2010, 173,553,769 shares of the registrant’s common stock were outstanding.

Index

Part I: Financial Information
Item 1: Financial Statements
Condensed Consolidated Balance Sheets	1
Condensed Consolidated Statements of Operations	3
Condensed Consolidated Statements of Cash Flows	4
Notes to Condensed Consolidated Financial Statements	5
Item 2: Management’s Discussion and Analysis of Financial Condition and Results of Operations	24
Item 3: Quantitative and Qualitative Disclosures About Market Risk	40
Item 4: Controls and Procedures	40
Part II. Other Information
Item 1A: Risk Factors	41
Item 6: Exhibits	41
Signatures	43
EX-2.1
EX-10.2
EX-10.3
EX-10.4.A
EX-10.4.B
EX-10.4.C
EX-31.1
EX-31.2
EX-32.1
EX-32.2
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
Endeavour International Corporation
Condensed Consolidated Balance Sheets
(Unaudited)
(Amounts in thousands)

	September 30,	December 31,
	2010	2009

Assets
Current Assets:
Cash and cash equivalents	$16,527	$27,287
Restricted cash	32,524	2,879
Accounts receivable	9,812	14,800
Prepaid expenses and other current assets	9,558	10,118

Total Current Assets	68,421	55,084

Property and Equipment, Net ($178,142 and $154,553 not subject to amortization at 2010 and 2009, respectively)	334,749	266,587
Assets Held for Sale	21,145	—
Goodwill	211,886	211,886
Other Assets	26,423	5,322

Total Assets	$662,624	$538,879

See accompanying notes to condensed consolidated financial statements.

Endeavour International Corporation
Condensed Consolidated Balance Sheets
(Unaudited)
(Amounts in thousands)

	September 30,	December 31,
	2010	2009

Liabilities and Stockholders’ Equity
Current Liabilities:
Accounts payable	$30,476	$12,401
Current maturities of debt	16,500	—
Accrued expenses and other	16,850	17,798

Total Current Liabilities	63,826	30,199

Long-Term Debt	314,708	223,385
Deferred Taxes	86,887	80,692
Other Liabilities	72,722	85,412

Total Liabilities	538,143	419,688

Commitments and Contingencies

Series C Convertible Preferred Stock:
Face value (liquidation preference)	45,000	50,000
Net non-cash premiums under fair value accounting on redemption	8,152	9,058

Total Series C Convertible Preferred Stock	53,152	59,058

Stockholders’ Equity:
Series B preferred stock — Liquidation preference: $3,233
Common stock; shares issued and outstanding — 173,238 and 131,618 shares at 2010 and 2009, respectively	173	132
Additional paid-in capital	286,819	247,707
Treasury stock, at cost - 498 and 498 shares at 2010 and 2009, respectively	(587)	(587)
Accumulated deficit	(215,076)	(187,119)

Total Stockholders’ Equity	71,329	60,133

Total Liabilities and Stockholders’ Equity	$662,624	$538,879

See accompanying notes to condensed consolidated financial statements.

Endeavour International Corporation
Condensed Consolidated Statement of Operations
(Unaudited)
(Amounts in thousands, except per share data)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2010	2009	2010	2009

Revenues	$19,849	$7,759	$55,102	$42,179

Cost of Operations:
Operating expenses	4,595	3,876	10,881	14,455
Depreciation, depletion and amortization	7,697	5,646	21,290	24,828
Impairment of oil and gas properties	—	—	7,692	30,645
General and administrative	4,237	4,091	12,873	12,041

Total Expenses	16,529	13,613	52,736	81,969

Income (Loss) From Operations	3,320	(5,854)	2,366	(39,790)

Other Income (Expense):
Derivatives:
Realized gains (losses)	(452)	7,530	(1,552)	28,581
Realized loss on early termination	(10,201)	—	(10,201)	—
Unrealized gains (losses)	6,441	(4,360)	11,477	(38,455)
Interest expense	(10,474)	(3,919)	(21,733)	(12,054)
Interest income and other	(2,327)	1,402	1,281	(6,932)

Total Other Income (Expense)	(17,013)	653	(20,728)	(28,860)

Loss Before Income Taxes	(13,693)	(5,201)	(18,362)	(68,650)
Income Tax Expense (Benefit)	(2,001)	(441)	7,916	(10,477)

Loss from Continuing Operations	(11,692)	(4,760)	(26,278)	(58,173)
Income from Discontinued Operations	—	277	—	46,646

Net Loss	(11,692)	(4,483)	(26,278)	(11,527)
Preferred Stock Dividends	546	2,696	1,682	8,061

Net Loss to Common Stockholders	$(12,238)	$(7,179)	$(27,960)	$(19,588)

Basic and Diluted Net Loss per Common Share:
Continuing operations	$(0.07)	$(0.06)	$(0.17)	$(0.51)
Discontinued operations	—	—	—	0.36

Total	$(0.07)	$(0.06)	$(0.17)	$(0.15)

Weighted Average Number of Common Shares Outstanding:
Basic and Diluted	167,641	130,109	159,801	129,719

See accompanying notes to condensed consolidated financial statements.

Endeavour International Corporation
Condensed Consolidated Statement of Cash Flows
(Unaudited)
(Amounts in thousands)

	Nine Months Ended September 30,
	2010	2009

Cash Flows from Operating Activities:
Net loss	$(26,278)	$(11,527)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation, depletion and amortization	21,290	29,509
Impairment of oil and gas properties	7,692	30,645
Deferred tax expense (benefit)	6,195	(3,269)
Unrealized (gains) losses on derivatives	(11,477)	38,455
Gain on sale of Norwegian operations	—	(47,420)
Amortization of non-cash compensation	2,786	2,232
Amortization of loan costs and discount	6,980	3,682
Non-cash interest expense	5,179	3,949
Other	(1,178)	3,714
Changes in operating assets and liabilities:
Decrease in receivables	4,988	6,593
(Increase) decrease in other current assets	(2,340)	5,060
Increase (decrease) in liabilities	17,465	(21,939)

Net Cash Provided by Operating Activities	31,302	39,684

Cash Flows From Investing Activities:
Capital expenditures	(75,677)	(88,639)
Acquisitions	(39,279)	(4,127)
Proceeds from sales, net of cash	—	144,765
(Increase) decrease in restricted cash	(29,645)	20,366

Net Cash Provided by (Used in) Investing Activities	(144,601)	72,365

Cash Flows From Financing Activities:
Repayments of borrowings	(74,942)	(64,458)
Borrowings under debt agreements	175,000	—
Proceeds from issuance of common stock	30,181	—
Dividends paid	(1,563)	(7,969)
Financing costs paid	(26,219)	—
Other financing	82	27

Net Cash Provided by (Used in) Financing Activities	102,539	(72,400)

Net Increase (Decrease) in Cash and Cash Equivalents	(10,760)	39,649
Cash and Cash Equivalents, Beginning of Period	27,287	38,156

Cash and Cash Equivalents, End of Period	$16,527	$77,805

See accompanying notes to condensed consolidated financial statements.

Endeavour International Corporation
Notes to Condensed Consolidated Financial Statements
(Unaudited)
(Amounts in thousands, except per unit data)
Note 1 — General
Endeavour International Corporation (a Nevada corporation) is an independent oil and gas company engaged in the acquisition, exploration and development of energy reserves. As used in these Notes to Condensed Consolidated Financial Statements, the terms “Endeavour,” “we,” “us,” “our” and similar terms refer to Endeavour International Corporation and, unless the context indicates otherwise, its consolidated subsidiaries. The accompanying financial statements should be read in conjunction with the audited consolidated financial statements and notes included in our Annual Report on Form 10-K/A for the year ended December 31, 2009.
Basis of Presentation and Use of Estimates
The accompanying unaudited condensed consolidated financial statements have been prepared on the accrual basis of accounting in accordance with GAAP and have been presented on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. These accounting principles require management to use estimates, judgments and assumptions that affect the reported amounts of assets and liabilities as of the date of the financial statements, and revenues and expenses during the reporting period. Management reviews its estimates, including those related to the determination of proved reserves, future dismantlement costs, income taxes and litigation. Actual results could materially differ from those estimates. In the opinion of management, all normal recurring adjustments considered necessary for a fair presentation have been included in these financial statements. Certain amounts for prior periods have been reclassified to conform to the current presentation.
Management believes that it is reasonably possible that the following material estimates affecting the financial statements could change in the coming year:
•	proved oil and gas reserves,
•	expected future cash flow from proved oil and gas properties,
•	future dismantlement and restoration costs,
•	fair values used in purchase accounting, and
•	fair value of derivative instruments.
New Accounting Developments
On January 1, 2010, we adopted the following new standards without material effect on our results of operations or financial position for the three and nine months ended September 30, 2010:
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
As a result of the Norway Sale, we have classified the results of operations and financial position of our former Norwegian subsidiary as discontinued operations for all periods presented. The following table details selected financial data for the assets included in the Norway Sale:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2010	2009	2010	2009

Sales	$—	$—	$—	$17,550

Income before Taxes	$—	$—	$—	$4,656
Income Tax Expense	—	—	—	(5,430)

Loss from Operations	—	—	—	(774)

Gain on sale	—	277	—	47,420

Net Income from Discontinued Operations	$—	$277	$—	$46,646

Endeavour International Corporation
Notes to Condensed Consolidated Financial Statements
(Unaudited)
(Amounts in thousands, except per unit data)
Note 3 — Income Tax Expense (Benefit)
The following summarizes the components of income tax expense (benefit):

	UK	U.S.	Other	Total

Nine Months Ended September 30, 2010:
Net income (loss) before taxes from continuing operations	$6,249	$(22,214)	$(2,397)	$(18,362)
Current tax expense (benefit)	1,892	—	(171)	1,721
Deferred tax expense (benefit)	7,174	—	(928)	6,246
Foreign currency gains on deferred tax liabilities	—	—	(51)	(51)

Income tax expense (benefit)	9,066	—	(1,150)	7,916

Net loss from continuing operations	$(2,817)	$(22,214)	$(1,247)	$(26,278)

Nine Months Ended September 30, 2009:
Net loss before taxes from continuing operations	$(44,641)	$(16,149)	$(7,860)	$(68,650)
Current tax benefit	(1,176)	—	—	(1,176)
Deferred tax benefit	(16,203)	—	—	(16,203)
Foreign currency losses on deferred tax liabilities	6,902	—	—	6,902

Income tax expense (benefit)	(10,477)	—	—	(10,477)

Net loss from continuing operations	$(34,164)	$(16,149)	$(7,860)	$(58,173)

Our income tax expense relates primarily to our operations in the U.K. where the statutory income tax rate is 50%. Certain fields, such as our Alba field, are subject to an additional 25% petroleum revenue tax (“PRT”). This PRT tax represents all of our current tax expense in the U.K. for the nine months ended September 30, 2010. The combined effects of PRT, the statutory tax rate of 50% and the non-deductibility of certain interest charges cause our effective tax rate in the U.K. to vary considerably from period to period.
Until 2009, we did not have revenue from U.S. operations. We have been building net operating loss carryforwards (NOLs) in the U.S. but have not been able to record income tax benefits on our U.S. losses as there has been no assurance that we can generate any U.S. taxable earnings. At September 30, 2010, we have approximately $63.1 million in NOLs that have been offset in full by valuation allowances. As operations expand in the U.S. and we are able to generate U.S. taxable earnings, we expect to record income tax benefits in the U.S. through the recognition of the NOLs and removal of the associated valuation allowance. With the NOLs we have accumulated, we do not anticipate paying current federal income taxes in the U.S. for a number of years.

Endeavour International Corporation
Notes to Condensed Consolidated Financial Statements
(Unaudited)
(Amounts in thousands, except per unit data)
Note 4 — Property and Equipment
Property and equipment included the following at the dates indicated below:

	September 30,	December 31,
	2010	2009

Oil and gas properties under the full cost method:
Subject to amortization	$336,876	$275,278
Not subject to amortization:
Acquired in 2010	61,981	—
Acquired in 2009	29,553	51,797
Acquired in 2008	25,162	32,970
Acquired prior to 2008	61,446	69,786

	515,018	429,831
Computers, furniture and fixtures	3,964	3,560

Total property and equipment	518,982	433,391

Accumulated depreciation, depletion and amortization	(184,233)	(166,804)

Net property and equipment	$334,749	$266,587

The costs not subject to amortization relate to unproved properties and properties being made ready to be placed in service, which are excluded from amortizable capital costs until it is determined whether or not proved reserves can be assigned to such properties. We capitalized $1.2 million and $0.7 million in interest related to exploration activities for the quarters ended September 30, 2010 and 2009, respectively. For the nine months ended September 30, 2010 and 2009, $3.1 million and $2.4 million, respectively, were capitalized in interest related to exploration.
Impairments
In the first quarter of 2010, we recorded $7.7 million in impairment of our U.S. oil and gas properties, pre-tax, through the application of the full cost ceiling test at the end of the quarter. The impairment was primarily due to the declaration of two wells as dry holes during the first quarter of 2010, the Alligator Bayou well, which was spud in 2008, and a well under our participation agreement with Caza Petroleum Inc. (“Caza”). The prices used to determine the impairment for the U.S. properties were $69.83 per barrel for oil and $4.01 per Mcf for gas. We did not have an impairment of U.K. oil and gas properties, pre-tax, through the application of the full cost ceiling test at the end of the first quarter 2010. The prices used for the U.K. properties were $68.74 per barrel for oil and $4.51 per Mcf for gas in the application of the full cost ceiling test.

Endeavour International Corporation
Notes to Condensed Consolidated Financial Statements
(Unaudited)
(Amounts in thousands, except per unit data)
For the second and third quarters of 2010, we did not have an impairment of oil and gas properties, through the application of the full cost ceiling test at the end of either quarter. For the third quarter of 2010, the prices used in the application of the full cost ceiling test were $77.82 per barrel for oil and $4.42 per Mcf for gas for our U.S. properties, and $76.65 per barrel for oil and $5.56 per Mcf for gas for our U.K. properties.
Acquisitions
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
Pending Disposition
In the third quarter of 2010, we executed a definitive agreement to sell our interests in the Cygnus asset in the North Sea for $110 million in cash consideration. We allocated $21.1 million of our full cost pool to Cygnus which is presented separately as assets held for sale in the condensed consolidated balance sheet as of September 30, 2010. The allocation was made using the relative fair value of Cygnus and the other properties in the U.K. full cost pool. Assets held for sale were assessed for impairment, and based on this assessment, no impairment was necessary as of September 30, 2010. Additionally, we will not recognize depletion, depreciation and amortization on our long-lived assets while they are classified as held for sale. The sale was completed in October 2010.

Endeavour International Corporation
Notes to Condensed Consolidated Financial Statements
(Unaudited)
(Amounts in thousands, except per unit data)
Note 5 — Debt Obligations
Our debt consisted of the following at the dates indicated:

	September 30,	December 31,
	2010	2009

Senior notes, 6% fixed rate, due 2012	$81,250	$81,250
Senior bank facility, variable rate, due 2011	—	49,942
Convertible bonds, 11.5%, due 2014	54,261	49,838
Subordinated notes, 12.0%, due 2014	50,878	50,122
Senior term loan, 15.0%, due 2013	150,000	—

	336,389	231,152
Less: debt discount	(5,181)	(7,767)
Less: current maturities	(16,500)	—

Long-term debt	$314,708	$223,385

Standby letters of credit outstanding for abandonment liabilities	$32,474	$33,388

We were in compliance with all financial covenants of our outstanding debt at September 30, 2010 and December 31, 2009.
The fair value of our debt obligations was $328 million and $219 million at September 30, 2010 and December 31, 2009, respectively. The fair values of long-term debt were determined based upon quotes obtained from banks for our senior notes, discounted cash flows for our 11.5% convertible debt and book value for our other debt. Book value approximates fair value for our senior bank facility as this instrument bears interest at market rates.
Junior Facility
In the first quarter of 2010, we entered into a $25 million junior lending facility between us, our subsidiaries and Bank of Scotland PLC (the “Junior Facility”), with a maturity date of February 5, 2011, and bearing interest at LIBOR plus 8%. We terminated the Junior Facility and repaid the outstanding indebtedness in its entirety on August 16, 2010.
Senior Bank Facility
We had a $225 million senior bank facility (“Senior Bank Facility”), which was subject to a borrowing base limitation with interest of LIBOR plus 1.3%. We terminated the Senior Bank Facility and repaid the outstanding indebtedness in its entirety on August 16, 2010.

Endeavour International Corporation
Notes to Condensed Consolidated Financial Statements
(Unaudited)
(Amounts in thousands, except per unit data)
Senior Term Loan
On August 16, 2010 we entered into a credit agreement with Cyan Partners, LP (“Cyan”), as administrative agent, and various lenders for a senior, secured term loan in the aggregate amount of $150 million (the “Senior Term Loan”) which may be increased to $160 million in certain circumstances. Subsequent to the September 30, 2010, we increased the borrowings under the Senior Term Loan to an aggregate $160 million and borrowed the additional $10.0 million. No shares of our common stock were issued upon this additional borrowing of 10.0 million.
The Senior Term Loan is a senior obligation of our U.K. subsidiary and guaranteed by Endeavour and all of our material subsidiaries. In addition, substantially all of our assets are pledged as collateral to secure the obligations under the Senior Term Loan. Such collateral may also secure certain hedging obligations and reimbursement obligations in respect of letters of credit that may be issued for our account.
As discussed above, we used $66 million of the proceeds from the loans to repay in full the outstanding borrowings under the Senior Bank Facility and the Junior Facility. Following these repayments, both the Senior Bank Facility and the Junior Facility terminated in accordance with their terms. We expect to use the remaining net proceeds from the Senior Term Loan for general corporate purposes.
The Senior Term Loan obligates us to pay annual cash interest of 12%. In addition, we are obligated to pay an additional 3% in annual interest “in-kind” (“PIK Interest”), through an increase in the outstanding principal amount of the Senior Term Loan. We have the ability to pay the PIK Interest in cash at our option. We paid Cyan certain fees in the aggregate amount of $18 million. Concurrent with the closing of the Senior Term Loan, Cyan purchased nine million shares of our common stock from us. See Note 7 for additional discussion on this purchase of our common stock.
The Senior Term Loan has a three-year term and matures on August 16, 2013, provided that:
•	Endeavour’s 6% Convertible Senior Notes due 2012 have been refinanced or extended and
•	the holder’s conditional redemption right on Endeavour’s 11.5% Guaranteed Convertible Senior Bonds due 2014 has been terminated or extended. Such conditional redemption right exists if our average common stock price, as defined, is below $2.36 per share on January 18, 2012.
If these conditions are not met by October 14, 2011, however, the Senior Term Loan shall mature and will be due in full on this date.

Endeavour International Corporation
Notes to Condensed Consolidated Financial Statements
(Unaudited)
(Amounts in thousands, except per unit data)
The Senior Term Loan has quarterly principal prepayments of $375,000 beginning on December 31, 2010. At maturity, the remaining principal balance (including any PIK Interest) is due in full.
The Senior Term Loan is callable by us after one year. Between August 16, 2011 and August 15, 2012, we may voluntarily prepay any portion of or all amounts outstanding under the Senior Term Loan at 103% of principal. For prepayments on or after August 16, 2012, the additional prepayment fee will be 1% of the principal amount of the amount outstanding under the Senior Term Loan.
The Senior Term Loan permits certain asset sales and the incurrence of additional indebtedness, subject to certain conditions and within specified limits. We are obligated to comply with certain financial covenants, including:
•	a specified maximum total leverage ratio (consolidated net indebtedness to consolidated EBITDAX), ranging from 7.85:1.00 at September 30, 2010 to 3.00:1.00 at December 31, 2012 and thereafter;
•	a specified minimum EBITDAX for each four-quarter period, ranging from $45,000,000 for the four-quarter period ending September 30, 2010 to $200,000,000 for the four-quarter period ending June 30, 2013;
•	a minimum Reserve Coverage Ratio, as defined, of not less than 3.00:1.00; and
•	a PDP Coverage Ratio, as defined, of not less than 0.25:1.00 on or prior to September 30, 2011 and not less than 0.50:1.00 after September 30, 2011.
The Senior Term Loan contains various covenants that limit our ability, among other things, to: grant liens; pay dividends; and make investments or loans. We are also obligated to maintain our traditional hedging policies and program. See Note 10 for additional discussion.
The Senior Term Loan also contains customary events of default. If an event of default exists under the Senior Term Loan, the administrative agent has the ability to accelerate the maturity of the loan and exercise other rights and remedies.
Note 6 — Asset Retirement Obligations
Our asset retirement obligations relate to obligations for the future plugging and abandonment of oil and gas properties and are substantially all related to our U.K. assets. The following table provides a rollforward of our asset retirement obligations for the nine months ended September 30, 2010 and 2009:

Endeavour International Corporation
Notes to Condensed Consolidated Financial Statements
(Unaudited)
(Amounts in thousands, except per unit data)

	Nine Months Ended
	September 30,
	2010	2009

Carrying amount of asset retirement obligations as of beginning of period	$47,362	$38,776
Accretion expense (included in DD&A expense)	3,444	3,082
Impact of foreign currency exchange rate changes	(1,379)	3,782
Payment of asset retirement obligation	(3,012)	(6,620)
Reduction in asset retirement obligation	(1,812)	—
Sale of assets	—	(248)

Carrying amount of asset retirement obligations as of end of period	44,603	38,772
Less: Current portion	(2,588)	—

Long-term asset retirement obligation	$42,015	$38,772

Note 7 — Equity Transactions
Series C Convertible Preferred Stock
On January 29, 2010, we and the holders of our outstanding Series C Convertible Preferred Stock corrected a technical oversight in the Subscription and Registration Rights Agreement for our Series C Convertible Preferred Stock. The amendment aligns the number of common shares reserved for the potential conversion of the Series C Convertible Preferred Stock to the terms of the Series C Convertible Preferred Stock after our partial redemption in November 2009. On March 10, 2010, we also amended the Certificate of Designation for the Series C Convertible Preferred Stock and the $50 million subordinated notes issued to the holders of the Series C Convertible Preferred Stock to make certain technical changes that align certain definitions and provisions relating to potential repurchases of securities by us.
In February and March 2010, a combined 3,375 shares of our Series C Convertible Preferred Stock were converted into 2.7 million shares of our common stock. In April 2010, an additional 1,625 shares of our Series C Convertible Preferred Stock were converted into 1.3 million shares of our common stock.
Common Stock Issuance
On August 16, 2010, in connection with the issuance of the Senior Term Loan, we completed a registered direct offering of common stock pursuant to a Common Stock Purchase Agreement with Cyan to sell 9.0 million shares of our common stock, par value $0.001 per share, for aggregate net cash consideration of approximately $10.1 million, after deducting expenses. The purchase price per share was $1.13, the closing price of our common stock on the NYSE Amex on August 13, 2010. We intend to use the net proceeds from this offering for general corporate purposes.

Endeavour International Corporation
Notes to Condensed Consolidated Financial Statements
(Unaudited)
(Amounts in thousands, except per unit data)
On February 4, 2010, we completed a private placement of our common stock pursuant to a Common Stock Purchase Agreement with existing stockholders, certain directors and other third-party investors, thereby selling 23.5 million shares of our common stock, for aggregate net cash consideration of approximately $20.5 million. The purchase price per share was $0.90, the closing price of our common stock on the NYSE Amex on February 3, 2010. The net proceeds from this private placement have been used to partially fund our 2010 capital budget.
Note 8 — Loss Per Share
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
The common shares potentially issuable arising from these instruments, which were outstanding during the periods presented in the financial statements consisted of:

	September 30,
	2010	2009

Warrants, options and stock-based compensation	703	699
Convertible debt:
Senior notes	16,185	16,185
Convertible bonds	22,992	20,528
Convertible preferred stock	36,000	50,000

	75,880	87,412

Note 9 — Fair Value Measurements
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
Financial assets and liabilities are classified based on the lowest level of input that is significant to the fair value measurement. The following table summarizes the valuation of our investments and financial instruments by pricing levels as of September 30, 2010:

	Quoted Market Prices	Significant Other	Significant
	in Active Markets -	Observable Inputs -	Unobservable Inputs	Total
	Level 1	Level 2	Level - 3	Fair Value

September 30, 2010:
Oil and gas derivative contracts:
Oil and gas swaps	$—	$—	$—	$—
Embedded derivatives	—	—	(30,181)	(30,181)

Total derivative liabilities	$—	$—	$(30,181)	$(30,181)

December 31, 2009:
Oil and gas derivative contracts:
Oil and gas swaps	$—	$(12,816)	$—	$(12,816)
Embedded derivatives	—	—	(28,843)	(28,843)

Total derivative liabilities	$—	$(12,816)	$(28,843)	$(41,659)

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
The following is a reconciliation of changes in fair value of net derivative assets and liabilities classified as Level 3:

	Nine Months Ended
	September 30,
	2010	2009

Balance at beginning of period	$(28,843)	$(12,057)
Total gains or losses (realized/unrealized)
Included in earnings	(1,338)	(9,541)

Balance at end of period	$(30,181)	$(21,598)

Changes in unrealized gains (losses) relating to derivatives assets and liabilities	$(1,338)	$(6,663)

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
Note 10 — Derivative Instruments
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

Endeavour International Corporation
Notes to Condensed Consolidated Financial Statements
(Unaudited)
(Amounts in thousands, except per unit data)
In conjunction with the repayment of the Senior Bank Facility in August 2010, we terminated all of our outstanding commodity derivative positions for a realized loss of $10.2 million and have no commodity derivatives at September 30, 2010. Under the Senior Term Loan, we are required to re-establish our commodity derivatives program covering specified percentages of our reserves within 90 days of closing the Senior Term Loan. We expect to enter into commodity derivatives during the fourth quarter of 2010.
The fair market value of these derivative instruments is included in our balance sheet as follows for the periods indicated:

	September 30,	December 31,
	2010	2009

Derivatives not designated as hedges:
Oil and gas commodity derivatives:
Assets:
Prepaid expenses and other current assets	$—	$2,890
Other assets — long term	—	318
Liabilities:
Accrued expenses and other	—	(6,817)
Other liabilities — long-term	—	(9,207)

	$—	$(12,816)

Embedded derivatives related to debt and equity instruments:
Liabilities:
Other liabilities — long-term	(30,181)	(28,843)
The effect of the derivatives not designated as hedges on our results of operations was as follows for the periods indicated:

Endeavour International Corporation
Notes to Condensed Consolidated Financial Statements
(Unaudited)
(Amounts in thousands, except per unit data)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2010	2009	2010	2009

Derivatives not designated as hedges:
Oil and gas commodity derivatives
Realized gains (losses)	$(452)	$7,530	$(1,552)	$28,581
Realized loss on early termination	(10,201)	—	(10,201)	—
Unrealized gains (losses)	8,057	(2,950)	12,815	(29,645)

	(2,596)	4,580	1,062	(1,064)

Embedded derivatives related to debt and equity instruments
Unrealized gains (losses)	$(1,616)	$(1,410)	$(1,338)	$8,810

The effect of derivatives designated as cash flow hedges on our results of operations and other comprehensive income was as follows for the periods indicated:

		Three Months Ended		Nine Months Ended
		September 30,		September 30,
	Location of
	Reclassification
	into Income	2010	2009	2010	2009

Interest rate swap
Gain recognized in other comprehensive income, net of tax		$—	$(21)	$—	$(94)
Gain reclassified from accumulated other comprehensive income	Interest
into income	expense	—	418	—	1,176
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

Endeavour International Corporation
Notes to Condensed Consolidated Financial Statements
(Unaudited)
(Amounts in thousands, except per unit data)
Note 11 — Supplemental Cash Flow Information
Cash paid during the period for interest and income taxes was as follows:

	Nine Months Ended
	September 30,
	2010	2009

Interest paid	$10,313	$6,191

Income taxes paid (refunded)	$(172)	$4,334

The net cash flows provided by operating activities are primarily impacted by the earnings from our business activities. The cash flows provided by operating activities decreased to $31.3 million for the nine months ended September 30, 2010 as compared to $39.7 million for the nine months ended September 30, 2009.
The cash provided by or used in investing activities represents expenditures for capital projects, acquisition costs and changes to restricted cash.
The cash used in financing activities consists of borrowings and repayments of debt, payments of preferred dividends, payment of financing costs, and proceeds from the issuance of common stock.
Note 12 — Comprehensive Income (Loss)
Excluding net income (loss), our source of comprehensive income (loss) is the net unrealized loss on derivative instruments and marketable securities, which are classified as available-for-sale. The following summarizes the components of comprehensive income (loss):

Endeavour International Corporation
Notes to Condensed Consolidated Financial Statements
(Unaudited)
(Amounts in thousands, except per unit data)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2010	2009	2010	2009

Net loss	$(11,692)	$(4,483)	$(26,278)	$(11,527)

Unrealized gain on interest rate swap derivative instrument, net of tax	—	(21)	—	(94)

Reclassification adjustment for gain realized in net loss above	—	418	—	1,176

Net impact on comprehensive income (loss)	—	397	—	1,082

Comprehensive loss	$(11,692)	$(4,086)	$(26,278)	$(10,445)

Note 13 — Stock-Based Compensation Arrangements
We grant restricted stock and stock options to employees and directors as incentive compensation. The restricted stock and options generally vest over three years. Non-cash stock-based compensation is recorded in general and administrative (“G&A”) expenses or capitalized G&A as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2010	2009	2010	2009

G & A Expenses	$656	$506	$2,474	$1,436
Capitalized G & A	211	159	711	556

Total non-cash stock-based compensation	$867	$665	$3,185	$1,992

At September 30, 2010, total compensation cost related to awards not yet recognized was approximately $4.4 million and is expected to be recognized over a weighted average period of less than three years.

Endeavour International Corporation
Notes to Condensed Consolidated Financial Statements
(Unaudited)
(Amounts in thousands, except per unit data)
Stock Options
The fair value of each option award is estimated on the date of grant using the Black-Scholes option-pricing model. Information relating to stock options, including notional stock options, is summarized as follows:

		Weighted	Weighted
	Number of	Average	Average
	Shares	Exercise	Contractual	Aggregate
	Underlying	Price per	Life in	Intrinsic
	Options	Share	Years	Value

Balance outstanding January 1, 2010	4,212	$1.87
Exercised	(147)	0.56
Forfeited	(44)	1.98
Expired	(643)	4.14

Balance outstanding — September 30, 2010	3,378	$1.49	6.6	$849

Currently exercisable — September 30, 2010	2,305	$1.82	6.0	$311

Restricted Stock
The restricted stock awards were valued based on the closing price of our common stock on the measurement date, typically the date of grant. Status of the restricted shares as of September 30, 2010 and the changes during the nine months ended September 30, 2010 are presented below:

		Weighted
		Average Grant
		Date Fair
	Number of	Value per
	Shares	Share

Balance outstanding — January 1, 2010	3,420	$1.00
Granted	5,074	1.12
Vested	(2,424)	1.15
Forfeited	(59)	0.87

Balance outstanding — September 30, 2010	6,011	$1.04

Total grant date fair value of shares vesting during the period	$2,791

Endeavour International Corporation
Notes to Condensed Consolidated Financial Statements
(Unaudited)
(Amounts in thousands, except per unit data)
Note 14 — Commitments and Contingencies
We have previously disclosed a potential commitment on a drilling rig in our North Sea operations. We are in dispute with the rig operator in relation to this potential commitment and have also raised potential counterclaims. We will defend our position vigorously, but there can be no certainty that we will resolve this matter favorably.
Note 15 — Subsequent Events
Subsequent to September 30, 2010, we closed on the sale of our Cygnus asset, located in the Southern Gas Basin of the United Kingdom, to Bayerngas UK Ltd. for cash consideration of $110 million.
In October 2010, our Board of Directors authorized a one-for-seven share consolidation of our common stock, in the form of a reverse stock split, that is expected to be effective at the opening of trading on November 18, 2010. As a result of the share consolidation, every seven shares of common stock outstanding will automatically be combined into one share of common stock. The Company’s stock will begin trading at the split-adjusted price on November 18, 2010. Holders who would otherwise receive fractional shares will have their shares rounded up to the next whole share. We have not restated any share or per share amounts as a result of this share consolidation within this Quarterly Report.
Common shares issued and outstanding, giving retroactive effect to the share consolidation as of September 30, 2010 and December 31, 2009, would have been 24.7 million and 18.8 million, respectively. Pro forma loss per share, giving retroactive effect to the share consolidation for the three and nine months ended September 30, 2010 and 2009, is as follows:

Endeavour International Corporation
Notes to Condensed Consolidated Financial Statements
(Unaudited)
(Amounts in thousands, except per unit data)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2010	2009	2010	2009

As reported:
Basic and Diluted Net Loss per Common Share:
Continuing operations	$(0.07)	$(0.06)	$(0.17)	$(0.51)
Discontinued operations	—	—	—	0.36

Total	$(0.07)	$(0.06)	$(0.17)	$(0.15)

Weighted Average Number of Common Shares Outstanding:
Basic and Diluted	167,641	130,109	159,801	129,719

Pro forma:
Basic and Diluted Net per Common Share:
Continuing operations	$(0.51)	$(0.39)	$(1.22)	$(3.58)
Discontinued operations	—	—	—	2.52

Total	$(0.51)	$(0.39)	$(1.22)	$(1.06)

Weighted Average Number of Common Shares Outstanding:
Basic and Diluted	23,949	18,587	22,829	18,531

Endeavour International Corporation
(Amounts in thousands, except per unit data)
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
Overview
We are an international oil and gas exploration and production company. Historically, we have focused our operations in the North Sea, but began expanding our focus in 2009 to target unconventional U.S. onshore resource shale plays with shorter production-cycle times and more compelling risk/return profiles. Since the beginning of 2009, we have taken measured and specific steps to achieve this strategic shift while maintaining our strong financial discipline, including:
•	In October 2010, we completed the previously-announced sale of our North Sea Cygnus asset for $110 million in cash. With this sale, we have concluded the review of strategic alternatives for our North Sea assets.

•	On August 16, 2010 we entered into the Senior Term Loan with Cyan and various lenders and under which we borrowed $150 million. We used a portion of the loan proceeds to repay all of our outstanding borrowings under the Senior Bank Facility and the Junior Facility. Subsequent to the third quarter of 2010, we borrowed an additional $10 million under the Senior Term Loan. These borrowings will be used for general corporate purposes.

•	Concurrent with the Senior Term Loan, we sold 9.0 million shares of our common stock to Cyan for gross cash consideration of $10.1 million. See Note 7 for additional discussion.

•	During the second quarter of 2010, we completed a farm-out with Nexen Petroleum U.K. Limited to test the West Rochelle prospect that lies west of our Rochelle gas development area. Under the terms of the farm-out agreement, we are carried for our share of the drilling costs for the initial West Rochelle well, remain operator of the block and retain a 50 percent interest in the block. This West Rochelle well began drilling in September 2010 and natural gas with an oil rim was encountered in early October 2010. The well has been sidetracked to the north and has encountered hydrocarbons that extend the West Rochelle area.

•	In February 2010, we sold 23.5 million shares of common stock in a private placement for aggregate net proceeds of $20.5 million. We also entered into a $25 million junior lending facility, with a maturity date of February 5, 2011. The net proceeds from the private placement and the Junior Facility have been used to partially fund our 2010 capital budget.

Endeavour International Corporation
(Amounts in thousands, except per unit data)
•	In January 2010, we acquired 50 percent of Cohort’s interests in certain acreage in North Louisiana/East Texas and Western Pennsylvania, primarily in the Haynesville and Marcellus gas shale plays, for $15 million in cash (the “2010 Cohort Acquisition”). As part of this acquisition, we also acquired additional acreage in the Marcellus gas shale play area for approximately $7.5 million during the second quarter of 2010.

•	In January 2010, we also acquired 50 percent of Hillwood’s position in Hillwood’s exploratory gas shale play in Alabama with an initial net investment of approximately $8.0 million (the “Hillwood Acquisition”). During the third quarter of 2010, we drilled two vertical pilot wells in this area which will be evaluated for future horizontal re-entries and completion tests.

•	In the fourth quarter of 2009, we entered into a participation agreement with Cohort providing us with acreage positions and production in the Haynesville and Marcellus gas shales for $15 million in cash.

•	In the fourth quarter of 2009, we acquired 50 percent of the interests owned by a private company in more than 300,000 gross (75,000 net) acres in central Montana in the highly prospective, but previously untested Heath Shale oil play with an initial net cash investment of $3.75 million.

•	In the fourth quarter of 2009, we redeemed 60 percent of the outstanding shares of our Series C Preferred Stock, for face value of $75 million, and amended the terms of the remaining shares of Series C Preferred Stock. The redemption price consisted of a $25 million cash payment and the issuance of $50 million Subordinated Notes.

•	In the second quarter of 2009, we sold our Norwegian operations for cash consideration of $150 million, providing us with financial flexibility and strength to continue our U.K. development program and accelerate our expanding U.S. initiative.
With our recent entry into the onshore U.S. shale plays, we are attempting to balance the capital intensive, long lead-time nature of our North Sea assets. We believe the resource-rich shale plays provide us with less expensive, shorter lead-time opportunities in some of the most active hydrocarbon producing areas in the U.S. In addition, we intend to continue to actively manage our North Sea assets in a manner that maximizes value while enabling us to allocate resources to effectively pursue our strategic objectives. Our North Sea assets remain a key source of value that can be further developed to increase our overall reserves and production. Our primary North Sea development projects – Bacchus, Rochelle, and Columbus – have the potential to significantly expand our total proved reserves and production levels. Further exploration and development efforts will continue on our properties as we seek to improve our risk-adjusted value for our North Sea assets. We continue to believe that our balanced portfolio of exploration and development assets, exploited through a disciplined approach to capital resources, should enable us to realize the full value of our assets and increase shareholder return.
Results of Operations
Revenue, net income and cash flows from operating activities are very sensitive to changes in prices received for our products. With our business policy to utilize various oil and gas derivative instruments to achieve more predictable cash flows by reducing our exposure to price

Endeavour International Corporation
(Amounts in thousands, except per unit data)
fluctuations, our realized commodity prices including the effect of derivatives, particularly for oil, were less volatile than commodity prices before the effect of derivatives.
Net loss to common shareholders for the nine months ended September 30, 2010 was $28.0 million, or $0.17 per share. For the nine months ended September 30, 2009, net loss to common shareholders was $19.6 million, or $0.15 per share. In connection with the August 2010 issuance of the Senior Term Loan, we settled all outstanding commodity derivatives, which covered a portion of production through the end of 2011, and recorded a realized loss of $10.2 million for the third quarter and nine months ended September 30, 2010.
In addition to our operations, our net income can be significantly affected by various non-cash items, such as unrealized gains and losses on our derivatives, impairment of oil and gas properties, currency impact of long-term liabilities and deferred taxes. Net loss as adjusted for the nine months ended September 30, 2010 would have been $25.4 million without the effect of derivative transactions, impairment of oil and gas properties and currency impacts of deferred taxes as compared to net income as adjusted of $28.2 million for the same period in 2009, which includes the gain on the sale of our discontinued operations. For the third quarter of 2010 net loss as adjusted was $14.6 million, compared to $6.4 million for the third quarter in 2009.
For the nine months ended September 30, 2010, discretionary cash flow was $11.2 million as compared to $50.0 million for the same period in 2009. For the third quarter of 2010, discretionary cash flow was $6.1 million as compared to $7.6 million for the same period in 2009. The decline in discretionary cash flow reflects the effects of commodity derivatives, increased interest expense related to additional debt issuances and increased current tax expense, partially offset by lower operating expenses. In addition, our discontinued operations had discretionary cash flow of approximately $10 million for the nine months ended September 30, 2009, which was fully offset by the capital expenditures for these operations. Our oil derivatives in 2009 had a higher average price than our oil derivatives in 2010. This decrease in average price is primarily due to oil collars with a floor of $100.00 per barrel that expired at the end of 2009.
Adjusted EBITDA decreased to $31.0 million for the nine months ended September 30, 2010 from $46.5 million for the same period in 2009, primarily due to the decrease in realized prices after the effects of commodity derivatives discussed above. For the third quarter of 2010, Adjusted EBITDA decreased slightly to $8.2 million as compared to $8.7 million for the same period in 2009. For definitions of Net Income (Loss) as Adjusted, Adjusted EBITDA and Discretionary Cash Flow, and a reconciliation of each to the nearest comparable GAAP measure, please see “Reconciliation of Non-GAAP Accounting Measures.”
The cash flows provided by operating activities decreased to $31.3 million for the nine months ended September 30, 2010 as compared to $39.7 million for the same period in 2009 primarily due to decreases in realized prices after the effects of commodity derivatives, increased interest expense related to additional debt issuances and increased current tax expense, partially offset by lower operating expenses. In addition, our discontinued operations had discretionary cash flow of approximately $10 million for the nine months ended September 30, 2009, which was fully offset by the capital expenditures for these operations.

Endeavour International Corporation
(Amounts in thousands, except per unit data)
Revenue and Sales Volume
Our revenues have increased from $42.2 million in the nine months ended September 30, 2009 to $55.1 million in the same period of 2010 primarily as a result of substantially increased oil prices and increased sales from our U.S. operations, partially offset by a decrease in natural gas prices. While our overall volumes remained consistent between the periods, our expanded operations in the U.S. have led to an increase in natural gas as a percentage of our total production.
For the third quarter of 2010, revenues increased to $19.8 million as compared to $7.8 million for the same period in 2009, substantially attributable to our expanding U.S. production and operations, increased production in the U.K. as the maintenance downtimes in 2009 did not reoccur and increased commodity prices. Oil prices in the third quarter of 2010 also increased substantially compared to the corresponding period in 2009. However, natural gas prices increased slightly in the third quarter of 2010 compared to the same period in the prior year, reducing the offsetting effect on our revenues of our shift toward natural gas.
The following table shows our average sales volumes and sales prices for our operations for the periods presented. None of our current producing fields represent more than 15 percent of our total proved reserves during 2010 or 2009. However, certain of our non-producing North Sea development assets – the Rochelle, Cygnus and Columbus fields – each represent more than 15 percent of our proved reserves during these years. As these fields do not have any current sales or production, they have not been separately identified in the table below.

Endeavour International Corporation
(Amounts in thousands, except per unit data)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2010	2009	2010	2009

Sales volume (1)
Oil and condensate sales (Mbbls):
United Kingdom	127	82	429	494
United States	2	1	5	2

Continuing operations	129	83	434	496
Discontinued operations — Norway	—	—	—	310

Total	129	83	434	806

Gas sales (MMcf):
United Kingdom	869	629	2,614	2,777
United States	978	19	1,699	130

Continuing operations	1,847	648	4,313	2,907
Discontinued operations — Norway	—	—	—	686

Total	1,847	648	4,313	3,593

Oil equivalent sales (MBOE)
United Kingdom	272	187	864	957
United States	165	4	288	23

Continuing operations	437	191	1,152	980
Discontinued operations — Norway	—	—	—	425

Total	437	191	1,152	1,405

Total BOE per day	4,755	2,072	4,222	5,147

Physical production volume (BOE per day) (2):
United Kingdom	2,993	2,777	3,130	3,675
United States	1,995	32	1,117	54

Continuing operations	4,988	2,809	4,247	3,729
Discontinued operations — Norway	—	—	—	1,545

Total	4,988	2,809	4,247	5,274

Realized Prices (3)
Oil and condensate price ($ per Bbl):
Before commodity derivatives	$75.64	$61.73	$74.72	$47.38
Effect of commodity derivatives	(3.11)	46.05	(7.12)	24.47

Realized prices including commodity derivatives	$72.53	$107.78	$67.60	$71.85

Gas price ($ per Mcf):
Before commodity derivatives	$5.44	$4.10	$5.26	$5.99
Effect of commodity derivatives	(0.03)	5.75	0.36	2.46

Realized prices including commodity derivatives	$5.41	$9.85	$5.62	$8.45

Equivalent oil price ($ per BOE):
Before commodity derivatives	$45.37	$40.70	$47.81	$42.51
Effect of commodity derivatives	(1.03)	39.50	(1.35)	20.34

Realized prices including commodity derivatives	$44.34	$80.20	$46.46	$62.85

Endeavour International Corporation
(Amounts in thousands, except per unit data)

(1)	We record oil revenues using the sales method, i.e. when delivery has occurred. We use the entitlements method to account for sales of gas production.

(2)	Physical production may differ from sales volumes based on the timing of tanker liftings for our international oil sales.

(3)	The average sales prices reflect both our continuing and discontinued operations and include gains and losses for derivative contracts we utilize to manage price risk related to our future cash flows.
Our revenues and cash flows from operating activities are very sensitive to changes in the prices we receive for the oil and natural gas we produce. Our production is sold at prevailing market prices which may be volatile and subject to numerous factors which are outside of our control. Further, the current tightly balanced supply and demand market for oil and gas allows a small variation in supply or demand to significantly impact the market prices for these commodities.
The markets in which we sell our oil and natural gas also materially impact our revenues and cash flows. Oil trades on a worldwide market and consequently, price movements for all types and grades of crude oil generally trend in the same direction and within a relatively narrow price range. However, natural gas prices vary among geographic areas as the prices received are largely impacted by local supply and demand conditions as the global transportation infrastructure for natural gas is still developing. As such, the oil we produce and sell is typically sold at prices in line with global prices, whereas our natural gas is to a large extent impacted by regional supply and demand issues and to a lesser extent by global fuel prices, including oil and coal. Specifically, we sell a significant portion of our gas into the U.K. market, which is very sensitive to and impacted by tighter European gas supplies and gas deliveries from Russia. Therefore, the price for natural gas in the U.K. market is typically higher than the price for natural gas in other geographic regions and markets, including the U.S.
Sales volumes for our continuing operations increased during the third quarter of 2010 as compared to 2009 with 4,755 BOE per day and 2,072 BOE per day, respectively, as we realized the production gains from our acquisition of U.S. properties at the end of the third quarter of 2009. For the nine months ended September 30, 2010, sales volumes decreased slightly compared to the corresponding period in the prior year. The slight decrease in sales volume is primarily attributable to the absence of sales volumes from our discontinued operations in 2009, fewer oil liftings and maintenance down time in the U.K. particularly during the first quarter, and was partially offset by increased production from our expanding U.S. operations.
The production from our IVRRH, Renee and Rubie fields has been suspended until the development activities at Rochelle are completed which we currently anticipate to begin in early 2012. These fields had a combined sales volume of 244 BOE per day for the first quarter of 2009, the last period during which they were in production. After the start of Rochelle production, we expect to re-develop these fields if commercially advisable and practicable.
During the nine months ended September 30, 2010, we realized $1.6 million in losses on the settlement of commodity derivatives, compared to $28.6 million in gains for the same period in 2009. These realized losses for 2010 do not include $10 million loss paid to extinguish all

Endeavour International Corporation
(Amounts in thousands, except per unit data)
outstanding commodity derivative positions in conjunction with the issuance of our new Senior Term Loan. Under the terms of the Senior Term Loan, we are required to re-establish our commodity derivatives program covering specified percentages of our reserves within 90 days of closing the Senior Term Loan. We expect to enter into commodity derivatives during the fourth quarter of 2010.
Expenses
Operating expenses decreased to $10.9 million for the nine months ended September 30, 2010, as compared to $14.5 million for the same period in 2009. For the nine months ended September 30, 2010, our operating expenses have declined from the corresponding period in 2009 due to the March 2009 suspension of production at the IVRRH and Rubie fields in the U.K., which were our fields with the highest operating costs. For the third quarter of 2010, operating expense increased to $4.6 million as compared to $3.9 million for the same period in 2009, substantially all attributable to our expanding U.S. production and operations.
However, since our U.S. operations have lower operating costs per BOE and U.S. operations have been increasing as a share of our total operations, overall operating costs per BOE actually decreased from $14.75 per BOE for the nine months ended September 30, 2009 to $9.44 per BOE for the nine months ended September 30, 2010. Operating costs per BOE also decreased from $20.33 per BOE for the third quarter of 2009 to $10.50 per BOE for the same period in 2010 due to the absence of expenses from IVRRH and Rubie and the increasing U.S. lower-cost component.
Depreciation, depletion and amortization (“DD&A”) expense increased to $7.7 million for the third quarter of 2010 compared to $5.6 million for the third quarter of 2009, and decreased to $21.3 million from $24.8 million for the nine months ended September 30, 2010 and 2009, respectively, reflecting a decrease in our DD&A rate per BOE after the reserve additions and impairments recorded in 2009.
G&A expenses increased slightly to $4.2 million during the third quarter of 2010 as compared to $4.1 million for the corresponding period in 2009 and $12.9 million during the nine months ended September 30, 2010 as compared to $12.0 million for the corresponding period in 2009. The increase primarily resulted from higher compensation expense due to expanding U.S. operations and increased consulting, accounting, and legal fees that pertain to our expanding U.S. operations and the strategic review of our U.K. assets, substantially offset by increased capitalized G&A expenses. Components of G&A expenses for these periods are as follows:

Endeavour International Corporation
(Amounts in thousands, except per unit data)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2010	2009	2010	2009

Compensation	$4,209	$3,659	$12,618	$10,448
Consulting, legal and accounting fees	1,357	1,537	4,433	3,529
Occupancy costs	315	221	837	717
Other expenses	694	85	1,948	1,062

Total gross cash G&A expenses	6,575	5,502	19,836	15,756

Non-cash stock-based compensation	789	567	2,786	1,680

Gross G&A expenses	7,364	6,069	22,622	17,436
Less: capitalized G & A expenses	(3,127)	(1,978)	(9,749)	(5,395)

Net G&A expenses	$4,237	$4,091	$12,873	$12,041

Interest expense increased by $6.6 million to $10.5 million for the third quarter ending September 30, 2010 as compared to $3.9 million for the corresponding period in 2009. Interest expense increased by $9.6 million to $21.7 million for the nine months ended September 30, 2010 as compared to $12.1 million for the corresponding period in 2009. We have had several changes in our outstanding debt obligations since late 2009 that are responsible for these increases in interest expense.
•	In the fourth quarter of 2009, we issued $50 million of Subordinated Notes in connection with the redemption and modification of our Series C Preferred Stock.

•	In the first quarter of 2010, we borrowed $25 million under the Junior Facility.

•	In August 2010, we borrowed $150 million under the Senior Term Loan and repaid all outstanding balances under the Senior Bank Facility and Junior Facility.

•	In connection with the repayment of the Senior Bank and Junior Facilities, we expensed the remaining deferred financing costs of $1.2 million related to these instruments.
Income Taxes
The following summarizes the components of tax expense (benefit):

Endeavour International Corporation
(Amounts in thousands, except per unit data)

	UK	U.S.	Other	Total

Nine Months Ended September 30, 2010:
Net income (loss) before taxes from continuing operations	$6,249	$(22,214)	$(2,397)	$(18,362)
Current tax expense (benefit)	1,892	—	(171)	1,721
Deferred tax expense (benefit)	7,174	—	(928)	6,246
Foreign currency gains on deferred tax liabilities	—	—	(51)	(51)

Income tax expense (benefit)	9,066	—	(1,150)	7,916

Net loss from continuing operations	$(2,817)	$(22,214)	$(1,247)	$(26,278)

Nine Months Ended September 30, 2009:
Net loss before taxes from continuing operations	$(44,641)	$(16,149)	$(7,860)	$(68,650)
Current tax benefit	(1,176)	—	—	(1,176)
Deferred tax benefit	(16,203)	—	—	(16,203)
Foreign currency losses on deferred tax liabilities	6,902	—	—	6,902

Income tax expense (benefit)	(10,477)	—	—	(10,477)

Net loss from continuing operations	$(34,164)	$(16,149)	$(7,860)	$(58,173)

Our income taxes are substantially all attributable to our U.K. operations. The change in income tax expense (benefit) from $(10.5) million to $7.9 million for the nine months ended September 30, 2009 and 2010, respectively, is primarily due to increased income resulting from decreases in operating expenses, impairments on our oil and gas properties and unrealized gains on derivatives, partially offset by lower realized revenue and losses on settled derivatives.
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

Endeavour International Corporation
(Amounts in thousands, except per unit data)
Because Net Income (Loss) as Adjusted, Adjusted EBITDA and Discretionary Cash Flow are not measurements determined in accordance with GAAP and thus are susceptible to varying calculations, our non-GAAP measures as presented may not be comparable to similarly titled measures of other companies. Net Income (Loss) as Adjusted, Adjusted EBITDA and Discretionary Cash Flow have limitations as analytical tools, and you should not consider these measures in isolation, or as a substitute for analysis of our financial statement data presented in the consolidated financial statements as reported under GAAP.
Provided below are reconciliations of net loss to the following non-GAAP financial measures: Net Income (Loss) as Adjusted, Adjusted EBITDA and Discretionary Cash Flow.

Endeavour International Corporation
(Amounts in thousands, except per unit data)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2010	2009	2010	2009

Net loss	$(11,692)	$(4,483)	$(26,278)	$(11,527)
Depreciation, depletion and amortization	7,697	5,646	21,290	29,509
Impairment of oil and gas properties	—	—	7,692	30,645
Deferred tax expense (benefit)	(2,249)	327	6,195	(3,269)
Gain on asset sales	—	(277)	—	(47,420)
Unrealized (gain) loss on derivatives	(6,441)	4,360	(11,477)	38,455
Realized loss on early termination of derivatives	10,201	—	10,201	—
Other	8,613	2,042	3,566	13,577

Discretionary Cash Flow (1)	$6,129	$7,615	$11,189	$49,970

Net loss to common shareholders	$(12,238)	$(7,179)	$(27,960)	$(19,588)
Impairment of oil and gas properties (net of tax) (2)	—	—	7,692	15,988
Unrealized (gain) loss on derivatives (net of tax) (3)	(2,413)	2,885	(5,070)	23,632
Currency impact on deferred taxes	95	(2,106)	(51)	8,143

Net Income (Loss) as Adjusted	$(14,556)	$(6,400)	$(25,389)	$28,175

Net loss	$(11,692)	$(4,483)	$(26,278)	$(11,527)

Unrealized (gain) loss on derivatives	(6,441)	4,360	(11,477)	38,455
Realized loss on early termination of derivatives	10,201	—	10,201	—
Net interest expense	10,467	3,877	21,704	11,860
Depreciation, depletion and amortization	7,697	5,646	21,290	29,509
Impairment of oil and gas properties	—	—	7,692	30,645
Income tax expense (benefit)	(2,001)	(441)	7,916	(5,047)
Gain on asset sales	—	(277)	—	(47,420)

Adjusted EBITDA	$8,231	$8,682	$31,048	$46,475

(1)	Discretionary cash flow is equal to cash flow from operating activities before the changes in operating assets and liabilities, excluding the early termination of commodity derivatives.

(2)	Net of tax benefits of $(14,657) for the nine months ended September 30, 2009.

(3)	Net of tax (benefits) expense of $(4,029), $1,475, $(6,408) and $14,823, respectively.

Endeavour International Corporation
(Amounts in thousands, except per unit data)
Liquidity and Capital Resources
The following table summarizes our net cash flows from operating, investing and financing activities for the periods indicated. For additional details regarding the components of our primary cash flow amounts, see the Condensed Consolidated Statements of Cash Flows under Item 1 of this report.

	Nine Months Ended September 30,
	2010	2009

Net cash provided by operating activities	$31,302	$39,684

Net cash provided by (used in) investing activities	$(144,601)	$72,365

Net cash provided by (used in) financing activities	$102,539	$(72,400)

The net cash flows provided by operating activities are primarily impacted by the earnings from our business activities. The cash flows provided by operating activities decreased to $31.3 million for the nine months ended September 30, 2010 as compared to $39.7 million for the same period in 2009, primarily due to decreases in realized prices on our oil and gas sales, realized loss on the early termination of commodity derivatives, increased interest expense and increased current tax expense, partially offset by lower operating expenses. In addition, our discontinued operations had discretionary cash flow of approximately $10 million for the nine months ended September 30, 2009 which was fully offset by the capital expenditures for these operations.
In conjunction with repayment of the Senior Bank Facility in August 2010, we terminated all of our outstanding commodity derivative positions for a realized loss of $10.2 million and have no commodity derivatives at September 30, 2010. Under the Senior Term Loan, we are required to re-establish our commodity derivatives to manage our cash flows from operations. We expect to enter into commodity derivatives during the fourth quarter of 2010.
The cash provided by or used in investing activities represents expenditures for our capital projects and acquisitions, proceeds from the disposition of our discontinued operations and changes in restricted cash. For the nine months ended September 30, 2010, cash used in investing activities was $144.6 million versus $72.4 million provided by investing activities for the same period in 2009, which includes net proceeds of $140 million for the sale of our discontinued operations. See “Capital Program” below for a discussion of our 2010 capital expenditures.
As a result of the termination of the Senior Bank Facility, we also terminated the lines of credit related to our abandonment obligation that were secured by assets under the Senior Bank Facility. We placed $32.5 million in restricted cash as collateral for these abandonment obligations. The Senior Term Loan provides for lines of credit to be issued, with the secured assets providing collateral. We are negotiating with various parties for the establishment of new lines of credit for the abandonment obligations and anticipate completing these new lines of credit during the fourth quarter of 2010. Such new lines of credit would release a portion, or all,

Endeavour International Corporation
(Amounts in thousands, except per unit data)
of the $32.5 million in restricted cash and make such amounts available for our normal operations.
The cash provided by financing activities consists of borrowings, payments of preferred dividends, payment of financing costs, and proceeds from issuances of our common stock. For the nine months ended September 30, 2010, net cash provided by financing activities included $150 million of borrowings under the Senior Term Loan and $25 million from the Junior Facility. We used $66 million of the proceeds from the new Senior Term Loan to fully repay the outstanding borrowings under both the Senior Bank Facility and the Junior Facility. During October 2010, we borrowed an additional $10 million under the Senior Term Loan.
In August 2010, in conjunction with the Senior Term Loan, we sold 9.0 million shares of our common stock to Cyan for aggregate proceeds of $10.1 million. In February 2010, we issued 23.5 million shares of common stock for aggregate net proceeds of $20.5 million.
In October 2010, we completed the previously-announced sale of our Cygnus asset for $110 million in cash.
Capital Program
We anticipate spending approximately $90 million, excluding acquisition costs, during 2010 to fund oil and gas activities in the U.S. and U.K. As of September 30, 2010, we had incurred $75.7 million of costs associated with our drilling and exploration activities. For the nine months ended September 30, 2010, we also incurred approximately $39.3 million in acquisition costs, primarily to expand our existing U.S. acreage position. During the fourth quarter, we expect capital expenditures to be concentrated in drilling additional wells in the Haynesville area as well as further development work at our Rochelle and Bacchus development projects.
United Kingdom Activity
Activity in the U.K. during 2010 continues to focus on four development projects – Bacchus, Columbus, Cygnus and Rochelle – and we advanced the status of the projects or had positive drilling results. As discussed below, we completed the sale of our Cygnus asset in October 2010 for cash consideration of $110 million.
For the Bacchus field, the U.K. Department of Energy and Climate Change (“DECC”) sanctioned the development plans during the second quarter of 2010. The plans call for a subsea development with three wells to be drilled and linked to production facilities at the nearby Forties field. First production is planned for mid 2011.
At the Columbus field, we reached an agreement for production facilities that will feature a bridge-linked platform that will connect production to the Lomond field and provide gas and condensate reception facilities. Project sanction by the DECC is scheduled for 2011 with expected first production in 2013.

Endeavour International Corporation
(Amounts in thousands, except per unit data)
Drilling began in September 2010 on the West Rochelle prospect, targeting oil and natural gas in the Lower Cretaceous. The prospect lies west of our Rochelle gas development area. Nexen Petroleum U.K. Limited operates the well. The West Rochelle well encountered natural gas with an oil rim in a reservoir similar to that discovered at Rochelle. The well has been sidetracked to the north and has encountered hydrocarbons that extend the West Rochelle area. We are carried for our share of the drilling costs of the initial well, remain operator of the West Rochelle block and retain a 50 percent interest in the block.
During the first two quarters of 2010, we had significant activity on the Cygnus project. Two appraisal wells were successfully completed this year. During the third quarter, we signed a definitive agreement to sell our Cygnus asset for cash consideration of $110 million. The transaction closed in October 2010. We plan to use the proceeds from the Cygnus sale to accelerate our development projects.
In April 2010, we submitted applications to the DECC for licenses containing 17 blocks in the U.K. 26th Offshore Licensing Round licensing round. We were awarded four blocks located in the Outer Moray Firth and Central Graben during October 2010.
In 2009, we began drilling an exploration well at the U.K. Deacon prospect, which resulted in a dry hole during the first quarter of 2010.
United States Drilling
In late 2009 and in January 2010, we acquired positions in four U.S. shale resource plays, totaling 526,000 gross acres. We funded the initial cash contributions for these new focus areas from existing cash reserves. Our drilling activity during 2010 has increased as we begin to pursue the potential of these recent acquisitions. During 2010, we have participated in 16 wells, twelve of which are through our participation agreement with Cohort.
In the U.S., seven wells in our gas shale portfolio were successfully drilled and completed, all of which were producing prior to the end of the third quarter of 2010. In August 2010, we announced continued success at the Woodardville Field in Red River Parish, Louisiana, where the Woodward 10-1H horizontal Haynesville well tested at an initial rate of 22.6 million cubic feet per day (mmcfd). The Company has a 40.8 percent working interest in the Woodard well. Another six wells in our gas shale portfolio are still in progress, four of which are awaiting completion and we expect these four wells to begin producing in the fourth quarter of 2010. One well, which was spud in 2008, was declared a dry hole during the first quarter of 2010, at Alligator Bayou. Two additional wells had operations suspended in the first quarter under our participation agreement with Caza.
United States Acquisitions and Participation Agreements
Under the terms of the Cohort Acquisition, we entered into a participation agreement with Cohort and acquired 50 percent of its interests in certain acreage in North Louisiana/East Texas and Western Pennsylvania, primarily in the Haynesville and Marcellus gas shale plays. Our initial investment was $15 million in cash, and we will pay a share of Cohort’s drilling and

Endeavour International Corporation
(Amounts in thousands, except per unit data)
completion expenditures as wells are drilled over the next few years. In connection with this agreement, we also acquired additional acreage in the Marcellus gas shale play area for approximately $7.5 million.
Under the terms of the Hillwood Acquisition, we acquired 50 percent of Hillwood’s position in its exploratory gas shale play in Alabama with an initial net investment of approximately $8.0 million. In addition, we will pay a share of Hillwood’s drilling and completion expenditures of the first two wells in the program. During the third quarter of 2010, we successfully drilled two vertical pilot wells in this area which will be evaluated for future horizontal re-entries and completion tests.
In the fourth quarter of 2009, we acquired 50 percent of the interests owned by a private company in more than 300,000 gross (75,000 net) acres in central Montana in the highly prospective, but previously untested Heath Shale oil play with an initial net cash investment of $3.75 million. We are currently performing geological and geophysical evaluations of the acreage with the expectation that pilot test wells will be drilled sometime in 2011.
In April 2009, we executed an agreement with Caza to participate in a jointly established exploration and development program covering Caza’s onshore acreage position and opportunity portfolio in the United States. We terminated the agreement effective April 2010.
Outlook
During the fourth quarter, we expect to incur approximately $15 million in capital expenditures, primarily due to drilling additional wells in the Haynesville area as well as further development work at our Rochelle and Bacchus development projects. We also anticipate funding our expected fourth quarter 2010 and 2011 capital programs and operations primarily through utilizing available cash, the proceeds from the sale of our Cygnus assets, and cash flow from operations, including additional cash flows from the Bacchus project once it commences production. We generally have the ability to balance and time capital expenditures with our available cash flows from operations.
Our 6% Convertible Senior Notes mature in January 2012 and have an outstanding balance of $81.3 million as of September 30, 2010. We expect to repay these amounts through accessing the capital markets in the coming year to refinance our 2012 maturities. In addition, our Convertible Bonds have a conditional redemption right in 2012 and have an outstanding balance of $54.3 million as of September 30, 2010.
We strive to synchronize our capital expenditures with our cash flow, evaluate the most appropriate actions to fund our activities and utilize our economic resources wisely. We monitor our capital requirements, commodity prices and financing markets to manage the risks inherent in the exploration, development and production of energy reserves with a sufficient return on those assets. We continue to believe our existing U.K. reserves, together with our U.S. assets, can be used as support for increased financial resources to help fund our on-going activities or refinance indebtedness.

Endeavour International Corporation
(Amounts in thousands, except per unit data)
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

Endeavour International Corporation
(Amounts in thousands, except per unit data)
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
We produce and sell crude oil and natural gas. Realized pricing is primarily driven by the prevailing worldwide price for crude oil and regional gas spot market prices that have been volatile and unpredictable for several years. As a result, our financial results can be significantly impacted as these commodity prices fluctuate widely in response to changing market forces. From time to time, we have engaged in oil and gas hedging activities to realize commodity prices that we consider favorable. For additional information regarding our derivative instruments, see Note 10 to the Condensed Consolidated Financial Statements.
In conjunction with the issuance of the Senior Term Loan, we terminated all of our outstanding commodity derivative positions for a realized loss of $10.2 million and have no commodity derivatives at September 30, 2010. Under the Senior Term Loan, we are required to re-establish our commodity derivatives to manage our cash flows from operations. We expect to enter into commodity derivatives during the fourth quarter of 2010. The failure to execute these required hedging commitments within the stated period would cause us to be in violation of certain terms under the Senior Term Loan.
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
(i) that our disclosure controls and procedures are designed to ensure that information we are required to disclose in our reports filed or submitted under the Securities Exchange Act of 1934, as amended, is (a) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and (b) is

Endeavour International Corporation
(Amounts in thousands, except per unit data)
accumulated and communicated to our management, including the CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure; and
(ii) that our disclosure controls and procedures were effective as of September 30, 2010.
Changes in Internal Control over Financial Reporting
There was no change in our system of internal control over financial reporting (as defined in Rules 13a – 15(f) and 15d – 15(f) under the Securities Exchange Act of 1934, as amended), during the last fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
Part II. Other Information
Item 1A: Risk Factors
In addition to the factors discussed elsewhere in this report, including the financial statements and related notes, you should consider carefully the risks and uncertainties described below and in our Annual Report on Form 10-K and Form 10-K/A for the year ended December 31, 2009 under Item 1A “Risk Factors,” which could materially adversely affect our business, financial condition and results of operations. While these are the risks and uncertainties we believe are most important, you should know that they are not the only risks or uncertainties facing us or that may adversely affect our business. Additional risks and uncertainties not presently known to us or that we currently deem immaterial also could impair our business operations and financial condition. If any of these risks or uncertainties were to occur, our business, financial condition or results of operation could be adversely affected.
Item 6: Exhibits
The exhibits marked with the asterisk symbol (*) are filed or furnished (in the case of Exhibits 32.1 and 32.2) with this Form 10-Q.

2.1 *	Agreement for the Sale and Purchase of the Cygnus Asset dated August 27, 2010.

3.1(a)	Amended and Restated Articles of Incorporation (Incorporated by reference to Exhibit 3.2 of our Quarterly Report on Form 10-Q (Commission File No. 001-32212) for the quarter ended June 30, 2004).

3.1(b)	Certificate of Amendment dated June 1, 2006 (Incorporated by reference to Exhibit 4.2 of our Registration Statement on Form S-3 (Commission File No. 333-139304) filed on December 13, 2006).

3.1(c)	Certificate of Amendment dated June 1, 2010 (Incorporated by reference to Exhibit 3.1 to our Current Report on Form 8-K (Commission File No. 001-32212) filed on June 3, 2010).

Endeavour International Corporation
(Amounts in thousands, except per unit data)

3.2(a)	Amended and Restated Bylaws (Incorporated by reference to Exhibit 3.4 to our Current Report on Form 8-K (Commission File No. 001-32212) filed on November 6, 2006).

3.2(b)	Amendment to Amended and Restated Bylaws dated December 12, 2007 (Incorporated by reference to Exhibit 3.1 to our Current Report on Form 8-K (Commission File No. 001-32212) filed on December 13, 2007).

10.1	Common Stock Purchase Agreement, dated August 16, 2010, by and between Endeavour International Corporation and the purchasers named therein (Incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K (Commission File No. 001-32212) filed on August 20, 2010).

10.2 *	Form of Restricted Stock Agreement under the 2010 Incentive Plan.

10.3 *	Form of Stock Option Agreement under the 2010 Incentive Plan.

10.4(a) *	Credit Agreement among Endeavour International Corporation, Endeavour Energy UK Limited, various lenders and Cyan Partners, LP dated August 16, 2010.

10.4(b)*	Incremental Term Loan Commitment and Amendment Agreement among Endeavour International Corporation, Endeavour Energy UK Limited, various lenders and Cyan Partners, LP dated October 21, 2010.

10.4(c) *	Incremental Fee Letter among Endeavour International Corporation, Endeavour Energy UK Limited, various lenders and Cyan Partners, LP, as supplement to the Incremental Term Loan Commitment and Amendment Agreement, dated October 21, 2010.

31.1 *	Certification of William L. Transier, Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2 *	Certification of J. Michael Kirksey, Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1 *	Certification of William L. Transier, Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2 *	Certification of J. Michael Kirksey, Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Endeavour International Corporation
(Amounts in thousands, except per unit data)
Signatures
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
Endeavour International Corporation

Date: November 5, 2010	/s/ J. Michael Kirksey	/s/ Robert L. Thompson

	J. Michael Kirksey	Robert L. Thompson
	Executive Vice President and	Senior Vice President and
	Chief Financial Officer	Chief Accounting Officer
	(Principal Financial Officer)	(Principal Accounting Officer)

EXHIBIT INDEX
The exhibits marked with the asterisk symbol (*) are filed or furnished (in the case of Exhibits 32.1 and 32.2) with this Form 10-Q.

2.1 *	Agreement for the Sale and Purchase of the Cygnus Asset dated August 27, 2010.

3.1(a)	Amended and Restated Articles of Incorporation (Incorporated by reference to Exhibit 3.2 of our Quarterly Report on Form 10-Q (Commission File No. 001-32212) for the quarter ended June 30, 2004).

3.1(b)	Certificate of Amendment dated June 1, 2006 (Incorporated by reference to Exhibit 4.2 of our Registration Statement on Form S-3 (Commission File No. 333-139304) filed on December 13, 2006).

3.1(c)	Certificate of Amendment dated June 1, 2010 (Incorporated by reference to Exhibit 3.1 to our Current Report on Form 8-K (Commission File No. 001-32212) filed on June 3, 2010).

3.2(a)	Amended and Restated Bylaws (Incorporated by reference to Exhibit 3.4 to our Current Report on Form 8-K (Commission File No. 001-32212) filed on November 6, 2006).

3.2(b)	Amendment to Amended and Restated Bylaws dated December 12, 2007 (Incorporated by reference to Exhibit 3.1 to our Current Report on Form 8-K (Commission File No. 001-32212) filed on December 13, 2007).

10.1	Common Stock Purchase Agreement, dated August 16, 2010, by and between Endeavour International Corporation and the purchasers named therein (Incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K (Commission File No. 001-32212) filed on August 20, 2010).

10.2 *	Form of Restricted Stock Agreement under the 2010 Incentive Plan.

10.3 *	Form of Stock Option Agreement under the 2010 Incentive Plan.

10.4(a) *	Credit Agreement among Endeavour International Corporation, Endeavour Energy UK Limited, various lenders and Cyan Partners, LP dated August 16, 2010.

10.4(b)*	Incremental Term Loan Commitment and Amendment Agreement among Endeavour International Corporation, Endeavour Energy UK Limited, various lenders and Cyan Partners, LP dated October 21, 2010.

10.4(c) *	Incremental Fee Letter among Endeavour International Corporation, Endeavour Energy UK Limited, various lenders and Cyan Partners, LP, as supplement to the Incremental Term Loan Commitment and Amendment Agreement, dated October 21, 2010.

31.1 *	Certification of William L. Transier, Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2 *	Certification of J. Michael Kirksey, Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1 *	Certification of William L. Transier, Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2 *	Certification of J. Michael Kirksey, Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.