Form 10-K
period 2010-12-31
ENDEAVOUR INTERNATIONAL CORP
filed 2011-03-10
CIK 1112412

United States
Securities and Exchange Commission
Washington, D.C. 20549
Form 10-K

☑	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the Fiscal Year Ended December 31, 2010

☐	Transition Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934 For the transition period from to
Commission file number: 001-32212
Endeavour International Corporation
(Exact name of registrant as specified in its charter)

Nevada	88-0448389
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
1001 Fannin Street, Suite 1600, Houston, Texas 77002
(Address of principal executive offices) (Zip code)
(713) 307-8700
(Registrant’s telephone number, including area code)
Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class of Stock	Name of Each Exchange on Which Registered
Common Stock — $0.001 par value per share	NYSE-Amex
Securities registered pursuant to Section 12(g) of the Act: None
Indicate by check mark if the registrant is a well-known seasoned issuer as defined in Rule 405 of the Securities Act. ☐ Yes ☑ No
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the  Act. ☐ Yes ☑ No
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☑ Yes ☐ No
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 2 months (or for such shorter period that the registrant was required to submit and post such files). ☐ Yes ☐ No
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☑
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definition of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act:
Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☑ No
The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant was $152.0 million computed by reference to the closing sale price of the registrant’s common stock on the NYSE-Amex on June 30, 2010, the last business day of the registrant’s most recently completed second fiscal quarter. Shares of common stock held by executive officers and directors of the registrant are not included in the computation.
As of February 28, 2011, 24,882,292 shares of the registrant’s common stock were outstanding.
Documents Incorporated By Reference:
Portions of the registrant’s definitive proxy statement relating to the 2011 Annual Meeting of Stockholders, which will be filed within 120 days of December 31, 2010, are incorporated by reference into Part III of this Annual Report on Form 10-K.

Part I		1
Item 1.	Business	1
Item 1A.	Risk Factors	19
Item 1B.	Unresolved Staff Comments	37
Item 2.	Properties	38
Item 3.	Legal Proceedings	40
Part II		40
Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities	40
Item 6.	Selected Financial Data	42
Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	43
Item 7A.	Quantitative and Qualitative Disclosures About Market Risk	65
Item 8.	Financial Statements and Supplementary Data	67
Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure	125
Item 9A.	Controls and Procedures	125
Item 9B.	Other Information	128
Part III
Item 10.	Directors, Executive Officers and Corporate Governance of the Registrant	128
Item 11.	Executive Compensation	128
Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters	128
Item 13.	Certain Relationships and Related Transactions, and Director Independence	128
Item 14.	Principal Accounting Fees and Service	129
Part IV		129
Item 15.	Exhibits and Financial Statement Schedules	129
Signatures		130
EX-2.1
EX-2.2
EX-3.1.D
EX-3.4
EX-10.22
EX-12.1
EX-12.2
EX-14.1
EX-21.1
EX-23.1
EX-23.2
EX-31.1
EX-31.2
EX-32.1
EX-32.2
EX-99.1
Quantities of natural gas are expressed in this Annual Report on Form 10-K in terms of thousand cubic feet (Mcf) and million cubic feet (MMcf). Oil is quantified in terms of barrels (Bbls) and thousands of barrels (Mbbls). Natural gas is compared to oil in terms of barrels of oil equivalent (BOE), thousand barrels of oil equivalent (MBOE) or million barrels of oil equivalent (MMBOE). One barrel of oil is the approximate energy equivalent of six Mcf of natural gas. This is a physical correlation and does not reflect a value or price relationship between the commodities. With respect to information relating to our working interest in wells or acreage, “net” oil and gas wells or acreage is determined by multiplying gross wells or acreage by our working interest therein. References to number of potential well locations are gross, unless otherwise indicated.
References to “GAAP” refer to U.S. generally accepted accounting principles.

Endeavour International Corporation
Part I
Item 1. Business
Unless the context otherwise requires, references to “Endeavour,” “we,” “us” or “our” mean Endeavour International Corporation and its consolidated subsidiaries.
Our Company
We are an independent oil and gas company engaged in the production, exploration, development and acquisition of crude oil and natural gas in the U.S. and the North Sea. Our strategy is to expand and exploit our balanced portfolio of exploration and development assets using conventional and unconventional technologies in basins that have historically generated and produced substantial quantities of oil and gas and that we believe will yield commercial quantities of reserves through improved drilling and completion technologies. Finding, developing and producing oil and gas reserves in the North Sea require both significant capital and time. Recognizing this, we have sought to balance our North Sea assets, which have large potential reserves but long production-cycles, with a portfolio of assets in the U.S. that have lower costs and shorter production-cycles. We also seek to achieve a balance of oil and gas reserves in our portfolio of assets, believing that both commodities present attractive opportunities for capital returns in the future.
Our North Sea activities and assets remain a key source of value that we are actively developing to increase our overall reserves and production. Our major development projects in the U.K. sector of the North Sea — Bacchus, Greater Rochelle, and Columbus — have the potential to significantly expand our total proved reserves and production levels. These projects are in various stages of development, with Bacchus currently expected to commence oil production in the second half of 2011. Additionally, we expect that production from our two-phase development of the Greater Rochelle area will commence with first production from East Rochelle in the second half of 2012 and from West Rochelle shortly thereafter. Finally, Columbus could commence production as early as 2012. We intend to continue to actively manage our North Sea assets in a manner that maximizes value and enables us to allocate resources to effectively pursue our growth strategy.
Currently, our primary focus in the U.S. is unconventional gas shale developments targeting reserve and production growth in the Haynesville area, including the East Texas Cotton Valley gas sands, and the Marcellus area. In the Haynesville area, we have approximately 7,500 net acres with acreage located in Red River, DeSoto, Bienville and Caddo Parishes in Louisiana and in Harrison and Gregg Counties in Texas. Our Marcellus acreage is comprised of approximately 18,600 net acres in Pennsylvania located between two of the most active parts of the Marcellus play. We also have exploratory plans in emerging gas and oil plays in Alabama and Montana where early well results will determine the pace and scope of our subsequent exploration and development initiatives.
In 2011, we intend to expand upon our foundation of producing assets and undeveloped acreage in both established and emerging U.S. onshore resource plays, including the development of our leasehold positions in the Haynesville and Marcellus areas, while continuing to develop our existing assets in the North Sea. Specifically, during 2011 we intend to focus on achieving initial production from the Bacchus oil field in the North Sea.
As of December 31, 2010, our estimated proved reserves were 18.4 MMBOE, up 1.1% from 18.2 MMBOE as of December 31, 2009, of which approximately 70% were located in the U.K. and approximately 30% were located in the U.S., and 19.4% of which were proved developed reserves. Our 1.7 MMBOE of net reserve additions before production in 2010 replaced 111% of our production during the year. We also achieved average sales volume of 4,115 BOE/d for the year ended December 31, 2010, a 7.7% increase from 2009, implying a reserve life index of approximately 12.2 years based on our reserves as of December 31, 2010.
Our Business Strategy
We pursue a strategy of exploiting a balanced portfolio of exploration and development assets that has evolved over the last several years. When we commenced operations in 2004, our focus was exclusively in the North Sea. By 2009, we had built a portfolio of production and development assets in the U.K. and Norway sectors of the North Sea. In May 2009, we sold our assets and operations in the Norwegian sector of the North Sea for $150 million, and we used the proceeds from that sale to complete acquisitions of U.S. onshore interests, providing us with acreage positions and production in the Haynesville and Marcellus areas and our two emerging plays in Alabama and Montana. We believe the resource-rich plays in the U.S., with lower costs and shorter production-cycles, help provide a stable platform upon which to execute our strategy. We intend to continue developing our existing assets in the North Sea, while simultaneously pursuing the development of our domestic positions in the Haynesville and Marcellus areas and our positions in the emerging Alabama and Montana plays.
We believe this strategy will best enable us to provide an attractive return on capital for our stockholders. Several of the key elements of our business strategy include:
•	Efficiently develop and commence production from our North Sea development assets. We currently have three large development projects in the North Sea — the Bacchus, Greater Rochelle and Columbus fields — which have the potential to significantly increase our current production levels over the next several years. We intend to efficiently manage our interests in each of these prospects in order to commence production in a timely and cost-effective manner. We expect to achieve first production from the Bacchus field in the second half of 2011. We expect that production from our two-phase development of the Greater Rochelle area will commence with first production from East Rochelle in the second half of 2012 and from West Rochelle shortly thereafter. Finally, Columbus is expected to commence production as early as 2012.

•	Develop and exploit existing acreage in resource-rich plays. We have established a mix of U.S. producing assets and undeveloped acreage in both established and emerging resource plays, including the Haynesville and Marcellus areas and our emerging plays in Alabama and Montana. We have the ability to adjust our domestic drilling activities in accordance with current and future commodity prices and our operating results.

•	Maintain a balanced portfolio of production, development and exploration assets. We intend to actively manage our assets in a manner that maximizes value and enables us to allocate resources to effectively pursue our balanced growth strategy. Recognizing this, we have established a portfolio that balances assets that are characterized by shorter production-cycles with assets that have larger potential reserves with longer production-cycles.
•	Exploit potential growth opportunities in our emerging domestic plays. We have approximately 73,000 and 61,000 net acres, respectively, in exploratory plays in central Montana and western Alabama, which give us exposure to emerging oil and natural gas shale plays, respectively. We believe that the relatively modest capital investment required to drill pilot wells in each of these two areas helps to mitigate the inherent risk in attempting to develop assets in emerging plays. We may seek to explore these emerging plays following a review of the projected return on capital from these plays based on early well results.

•	Reduce leverage and simplify our capital structure. To fund our growth over the last several years, we relied primarily on financing structures available to small and developing companies, some of which were considered relatively complicated. These financial instruments include several series of convertible notes and our senior term loan. We are currently exploring our options to replace these instruments with more traditional financing arrangements. We plan to continue strengthening our balance sheet and lowering our overall cost of capital, which we believe will give us access to a wider variety of more favorable financing options on a long-term basis.

Endeavour International Corporation
Our Competitive Strengths
We believe the following competitive strengths will help us achieve our business strategy:
•	Significant North Sea development assets and attractive positions in resource-rich shale plays. We believe that successful development of our three primary development assets in the North Sea could have the potential to significantly increase our production levels over the next several years. Moreover, our assets in the U.S. cover a broad spectrum of resource plays, from established areas, such as Haynesville and Marcellus, to emerging plays, in Alabama and Montana. This combination should allow us to balance the capital intensive, long lead-time nature of our North Sea assets with the shorter development times and lower capital requirements of our U.S. properties.

•	Balanced producing and development and exploration assets. We have taken important steps to balance our asset portfolio in several dimensions: U.S. versus U.K. properties; oil versus natural gas; and short-term versus long-term realizations. We have constructed our asset portfolio in this manner in an attempt to mitigate the risks of over-emphasizing any one of these variables. Specifically, we believe that the resource-rich plays in the U.S., with less capital-intensive and shorter production-cycles relative to our North Sea development projects, will provide a stable platform for the successful execution of our strategy by helping to provide cash flows from operations as we develop our longer-term, more capital-intensive North Sea development projects.

•	Improving exposure to liquids. With the expected first production from our Bacchus asset in the second half of 2011, we expect that our liquids production will increase significantly. In addition, our current portfolio of assets includes other liquids-rich opportunities in the North Sea as well as upside development acreage in the Heath oil shale play in Montana. These assets and prospects should provide us with both near- and long-term liquids exposure.
•	Experienced and skilled management team with proven track records. We were co-founded in 2004 by William L. Transier, our President and Chief Executive Officer, and John N. Seitz, one of our directors. Our management team has extensive technical expertise and industry experience across the full cycle of development of oil and gas assets and operations. The members of our management team, including our senior geoscience and engineering professionals, average more than 24 years of experience in the oil and gas industry. Under this management team, we have executed several significant transactions, including the sale of our Norwegian subsidiary, the sale of our Cygnus reserves in the North Sea, our recent Bacchus acquisition and several acquisitions of U.S. onshore properties. Substantially all of the members of the team have previously worked for a major oil company or a large independent producer.
o	Our President and Chief Executive Officer, William L. Transier, was the former Chief Financial Officer of Ocean Energy, which merged with Devon Energy in 2003, and has over 35 years of experience in the oil and gas industry.

o	Our Chief Financial Officer, J. Michael Kirksey, has an extensive background in both operational and financial management in the energy industry, having served in various executive roles for Metals USA, Input Output, Inc. and Keystone International, Inc.

o	Carl D. Grenz, our Executive Vice President — International, has 33 years of experience in the oil and gas industry, having spent a majority of his career working for BHP Billiton and Hamilton Oil, focused in the North Sea.

o	Our Executive Vice President — North America, James J. Emme, has 30 years of experience in the oil and gas industry, with an extensive background in unconventional hydrocarbon exploration and development while working for Anadarko Petroleum Corporation and Source Exploration, LLC.
Our Areas of Operation
North Sea
The North Sea is a proven resource area where we have several significant development projects, producing properties and additional exploration licenses. Although production costs are higher than conventional developments in the U.S., the quality of the oil, the political stability of the region, and the proximity of important markets with strong demand in Western Europe has made the North Sea an important oil and natural gas producing region. We believe our assets in the U.K. sector of the North Sea possess significant value that can continue to be realized in a manner that will provide us with an attractive return on invested capital.
Our development assets in the Bacchus, Greater Rochelle, and Columbus fields comprise the primary components of our U.K. North Sea portfolio, and we currently have development plans under way in each of these fields. When these projects are fully producing, they have the potential to significantly increase our current production levels over the next several years. We also have producing properties — the Alba, Bittern, Enoch and Goldeneye fields — and certain other fields where we have suspended production. We anticipate re-developing production from our suspended fields, if commercially attractive and practicable, once additional production commences from the nearby East Rochelle field.
We believe that constraints on available capital and consolidation have reduced the number of companies operating in the North Sea, which in turn has reduced competition and given us an increased ability to pursue opportunities consistent with our balanced strategy.

Endeavour International Corporation
Primary Development Fields
Bacchus
At December 31, 2010, we held a 10% working interest in our Bacchus field asset, which is operated by Apache Corporation, who owns a 50% working interest. On February 23, 2011, we closed our acquisition of an additional 20% working interest in the Bacchus development for approximately $9.2 million in cash payable at closing and approximately $6.2 million in cash payable three months after first oil is produced. In addition, we paid capital costs previously incurred by the seller of $9.4 million. Following the acquisition, we hold an aggregate working interest of 30%. As of December 31, 2010, our 0.2 MMBOE of estimated proved reserves in the Bacchus area were 95% oil.
The development of the Bacchus field was sanctioned in the second quarter of 2010 by the Department of Energy and Climate Change (“DECC”). The discovery well was drilled in 2005, followed by a down-dip sidetrack appraisal well that tested the upper part of the reservoir. The field development plan (“FDP”) for the Bacchus field calls for a subsea development with three wells to be drilled and linked to production facilities at the nearby Forties field. The 6.5 kilometer subsea bundled pipeline launched from Wick on the east coast of Scotland in early March 2011, and first production is expected to commence in the second half of 2011.
Greater Rochelle
The Greater Rochelle area is comprised of three blocks in the North Sea, including our interests in blocks 15/27 and 15/26c. We refer to these blocks as our East Rochelle field and our West Rochelle field, respectively. In the East Rochelle field in block 15/27, we hold a 55.6% working interest and are the operator, while our partner Nexen Petroleum U.K. Limited (“Nexen”) holds the remaining working interest. In the West Rochelle field in block 15/26c, we hold a 50% working interest and are the operator. Nexen and Premier Oil plc (“Premier”) have each farmed into block 15/26c for a 25% working interest. In the third block of the Greater Rochelle area, block 15/26b, Nexen and Premier are partners, each with a 50% working interest.

Endeavour International Corporation
East Rochelle
Our reserves at the East Rochelle field are a gas/condensate mix and account for 7.5 MMBOE of our proved reserves at December 31, 2010. On February 28, 2011, the DECC approved the Rochelle FDP for Block 15/27 in the Central North Sea, now known as East Rochelle. This approval represents phase one of the development of the Greater Rochelle area. The current East Rochelle FDP calls for the subsea development to be linked, by a 30 kilometer pipeline, to production facilities on the Scott Platform. First production is planned for the second half of 2012.
West Rochelle
Nexen operated the first well in block 15/26b, which was drilled in September 2010 and encountered natural gas with an oil rim in a reservoir similar to that discovered at East Rochelle. The well was sidetracked to the north and encountered hydrocarbons that extend the Greater Rochelle area. This well confirmed the reserves on our interest in block 15/26c.
Columbus
We hold a 25% working interest in the Columbus field, which is operated by Serica Energy plc. Columbus is a gas/condensate field in the Central Graben region of the North Sea. During 2010, we, along with our partners in Columbus, agreed to study an option of producing the field using a new bridge-linked platform connected to the Lomand Platform. We expect to file an updated FDP later in 2011 with project sanction by the DECC anticipated later in the year. We believe that first production from this field could occur as early as 2012.
Producing Fields
Our four producing fields in the U.K. — Alba, Bittern, Enoch and Goldeneye — held a combined 1.6 MMBOE of proved reserves as of December 31, 2010. Sales from these fields totaled 1,057 MBOE for the year ended December 31, 2010. In addition, we hold interests in the Ivanhoe, Rob Roy, Hamish (collectively, “IVRRH”), Renee and Rubie fields, each of which is currently shut in.
In 2010, the Goldeneye field represented nearly all of our gas production in the U.K. The field was shut-in in early December 2010 due to flow assurance issues resulting from increased water production. The Goldeneye field is a mature gas field, nearing the end of its production life. When we acquired the Goldeneye field in October 2006, it contained estimated proved reserves of approximately 2,237 MBOE. From our acquisition through December 31, 2010, the Goldeneye field has produced approximately 4,571 MBOE.
In February 2011, production from the Goldeneye field was re-started to commence flow trials to study pipeline hydraulic performance. These trials are continuing and we are monitoring progress along with the field operator. The trials, when concluded, should help us determine how much more production may be expected from the Goldeneye field. In addition, the operator is evaluating options to use the Goldeneye reservoir as a carbon-capture facility, which may reduce our abandonment obligations for the field.
Production from each of our IVRRH, Renee and Rubie fields is currently suspended. Previously, each of these fields produced to a single floating production facility that experienced significant increases in operating costs. As a result, production was suspended in the first quarter of 2009 and will remain suspended until the development activities at East Rochelle are operational, which we currently anticipate to be during 2012. After the start of East Rochelle production, we expect to re-develop these fields if commercially attractive and practicable.

Endeavour International Corporation
United States
During 2009, we began acquiring acreage in U.S. onshore resource plays. Our U.S. assets held 5.4 MMBOE of proved reserves as of December 31, 2010. We believe that our U.S. acreage provides us with development projects with shorter timeframes to first production at lower costs than our North Sea assets. In addition, our U.S. acreage covers a broad spectrum of resource plays, from established areas such as Haynesville and Marcellus areas, to emerging plays in Alabama and Montana.
Our strategy for our U.S. operations has been to employ a measured approach that seeks to balance U.S. natural gas prices with drilling costs. We plan to continue this disciplined approach, which includes:
•	a one to two rig drilling program in Louisiana and East Texas for our interests in the Haynesville area and Cotton Valley trend;

•	a measured drilling program to delineate our position in the Marcellus area while pipeline infrastructure issues are resolved; and

•	a thorough analysis of test well results in Alabama and Montana before finalizing any development plans in these exploratory areas.
We believe this approach in the U.S. should provide flexibility to adjust our drilling activity in accordance with current and future commodity prices and our operating results, while still allowing our U.S. operations to grow and provide near-term return on capital to balance our longer production-cycle U.K. projects.
Haynesville Area
The Haynesville area has become one of the most active natural gas plays in the U.S. This area is defined by a Jurassic shale formation located approximately 1,000 to 1,500 feet below the base of the Cotton Valley formation at depths ranging from approximately 10,500 feet to 13,000 feet. The formation is 125 to 250 feet thick and is composed of organic-rich, black shale. It is located across numerous parishes in Northwest Louisiana, primarily in Caddo, Bossier, Red River, DeSoto, Webster and Bienville parishes, and also in East Texas. Numerous shallower secondary objectives exist in the Haynesville area, including the overlying Jurassic Cotton Valley Sandstone and Bossier Shale intervals.
Through several transactions, we have acquired non-operated interests in both producing wells and prospective acreage in the Haynesville area. In October 2009, we purchased interests in 24 wells and certain proved undeveloped locations in North Louisiana and East Texas for $15 million in cash. These 24 wells produce primarily from the Cotton Valley trend. In 2010, we acquired additional acreage in the Haynesville and Marcellus areas for a combined $22.5 million.
In the Haynesville area, we have had drilling activity in the Woodardville, Jamestown, Bull Bayou, Metcalf and Grand Cane fields in Louisiana, and the Willow Springs field in East Texas. During 2010, we drilled 12 Haynesville Shale wells, all of which were successful.

Endeavour International Corporation
Marcellus Area
The Marcellus area is a Middle Devonian-aged shale that underlies much of Pennsylvania, New York, Ohio, West Virginia and adjacent states. Within the past few years, advances in two technologies, fracture stimulation and horizontal drilling, have produced promising results in the Marcellus area. These developments have resulted in significantly increased leasing and drilling activity in the area. We have acquired interests in the Marcellus area in several project areas, including portions of Cameron, Elk, Potter, McKean, Jefferson, Clarion and Clearfield counties, Pennsylvania.
During 2010, we successfully completed one well, which is now on production, and commenced drilling the first of two planned horizontal tests to further evaluate the Daniel Field in Cameron County. The first horizontal test well was successfully drilled and is waiting on completion. We are currently drilling the second test well and may drill additional wells to delineate the area. In parallel, we are working on expanding pipeline infrastructure, including options to connect with one of three major pipelines in Cameron County.
Alabama
We hold non-operating interests in approximately 61,000 net acres with exposure to emerging gas shale plays in western Alabama. We believe that our position allows us to target multiple gas shale intervals, with a primary focus on the Devonian shale. We drilled two vertical pilot wells during 2010 and are evaluating the results of these wells for future horizontal re-entries and/or completion tests before formulating an appropriate completion and development plan.
Central Montana
We own non-operating interests in approximately 73,000 net acres in central Montana, with exposure to the Mississippian Heath oil-prone source shale. This region has historically produced a significant amount of oil from the Cretaceous through the Mississippian reservoirs. We currently plan to participate in the drilling of three vertical pilot wells during 2011. We intend to monitor the results of these wells before determining further appraisal or development plans.
Reserves
Our proved oil and gas reserves at December 31, 2010, 2009 and 2008 included the following:

Endeavour International Corporation

	Oil	Gas	Oil Equivalents

	(MBbls)	(MMcf)	(MBOE)
2010:
United Kingdom	3,664	56,177	13,027
United States	59	31,777	5,355

	3,723	87,954	18,382

2009:
United Kingdom	3,348	78,316	16,401
United States	18	10,784	1,815

	3,366	89,100	18,216

2008:
United Kingdom	2,131	27,130	6,653
United States	18	690	133
Discontinued operations — Norway	1,406	4,977	2,236

	3,555	32,797	9,022

Our proved undeveloped reserves are primarily related to our development projects in the UK and the results of successful exploration drilling during 2010 in the U.S. We expect our proved undeveloped reserves in the UK to become proved developed reserves over the next three years as development plans are completed and production commences on existing development projects at Bacchus, Rochelle and Columbus. In the U.S., we have four wells that are either being completed or awaiting completion at December 31, 2010. Once completed, the proved undeveloped reserves associated with these wells will transfer to proved developed reserves. See Note 5 to our consolidated financial statements in this Annual Report on Form 10-K for additional information on the costs associated with our proved developed reserves and unproved properties. Our proved developed and undeveloped oil and gas reserves at December 31, 2010, 2009 and 2008 included the following:

Endeavour International Corporation

	Proved	Proved
	Developed	Undeveloped	Total Proved
	Reserves	Reserves	Reserves

	(MBOE)	(MBOE)	(MBOE)
2010:
United Kingdom	1,333	11,694	13,027
United States	2,227	3,128	5,355

	3,560	14,822	18,382

2009:
United Kingdom	2,103	14,298	16,401
United States	792	1,023	1,815

	2,895	15,321	18,216

2008:
United Kingdom	2,595	4,058	6,653
United States	46	87	133
Discontinued Operations — Norway	2,122	114	2,236

	4,763	4,259	9,022

Preparation of Oil and Gas Reserve Information
We have established internal controls over reserve estimation processes and procedures to support the accurate and timely preparation and disclosure of reserve estimations in accordance with SEC and GAAP requirements. These controls include oversight of the reserves estimation reporting processes by our technical staff, annual external audits of all of our proved reserves by independent reserve engineers and secured access to reservoir databases and systems. Proved reserve estimates are prepared by our technical staff and reviewed and approved by our executive team, including our Executive Vice-President — International and Executive Vice President — North America. In the third quarter of 2010, we established a new “Technology and Reserves” committee of the board of directors. The committee supports the board by providing increased focus on emerging technologies in the upstream industry and oversight of our reserve evaluation and reporting processes. Reserves are reviewed internally with senior management quarterly and presented to the Technology and Reserves Committee and our Board of Directors on an annual basis for their review.
For 2010 and 2009, our oil and gas reserve estimates were prepared by our internal reservoir engineers and audited by independent reserve engineers, Netherland, Sewell & Associates, Inc. (“NSAI”). For 2008, our proved oil and gas reserves were estimated by NSAI.
Each year, our internal technical staff evaluates all technical data available on each field, including production data, wells logs, pressure data, petrophysical analysis, fluid properties, seismic data, seismic interpretations and well control along with offset well data. We estimate

Endeavour International Corporation
the quantity of oil and gas reserves and provide our estimates, analysis and data to our independent reserve engineers.
For 2008, we provided our analysis and data to NSAI for their independent estimates using the Securities and Exchange Commission (“SEC”), or SEC, definitions of proved reserves. The independent engineers then performed their own analysis of the same raw data including analysis of all production data, pressure data, well logs, petrophysical analysis, fluid analysis, seismic data and mapping based on that seismic data to determine their own estimate of the quantity of proved oil and gas reserves attributable to a specific property.
Qualification of Reserves Preparers and Auditors
We employ oil and gas technical professionals, including geophysicists, petrophysicists, geologists, and reservoir engineers, who have 10 to 35 years of experience in their technical fields. Our Director of Reservoir Engineering, who has over 25 years of experience and a masters degree in petroleum engineering, supervises our technical professionals in the evaluation and estimation of our oil and gas reserves. In addition, we engage experienced and qualified consultants to perform various comprehensive seismic acquisitions, processing, reprocessing, interpretation, and other related services.
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

Endeavour International Corporation
2011 Planned Capital Expenditures
We anticipate spending approximately $150 million during 2011 to fund our oil and gas activities in the U.S. and U.K., with approximately 60% of those expenditures anticipated to be focused on our U.K. assets. In the U.K., our activity during 2011 will be primarily concentrated on the Bacchus and Greater Rochelle development projects. At the Bacchus project, we plan to drill three production wells and install the infrastructure to allow first production in the second half of 2011. At the Greater Rochelle project, our focus will be completing engineering and procuring long lead-time equipment to prepare Greater Rochelle for a 2012 first production date from the East Rochelle area. We also intend to begin actual construction of the subsea infrastructure and modifications to the Scott platform to prepare it for production from the Greater Rochelle area. Additionally, we expect to continue to further our development program at our Columbus project, including ongoing engineering assessments for future production and commercial off-take solutions.
Our primary focus during 2011 in the U.S. will be in the Haynesville and Marcellus areas as we believe this acreage contains near-term production potential. The ongoing U.S. program and expenditures will be tailored based on early drilling results and U.S. gas prices in 2011. During 2011, we expect to further evaluate our two existing frontier plays in Alabama and Montana through the drilling of additional test wells.
We intend to fund our capital expenditures through cash on hand and cash flow generated from operations. The majority of our cash on hand was acquired through our capital raising activities in 2010, including our 15.0% senior term loan due 2013 (the “Senior Term Loan”) and the sale of our Cygnus reserves. The timing, completion and progress of our 2011 capital program is subject to a number of factors, including availability of capital, drilling results, drilling and production costs, availability of drilling services and equipment, partner approvals and technical work. Based on these and other factors, we may increase or decrease our planned capital program or prioritize certain projects over others.
For a complete discussion of our available sources of liquidity and our expected financing needs, please see Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Financial Resources.”
Company History
Endeavour International Corporation (a Nevada corporation formed in 2000) is an independent oil and gas company engaged in the acquisition, exploration and development of energy reserves and resources.
On October 31, 2006, we purchased producing properties in the U.K. (the “Talisman Acquisition”) through the purchase of all the outstanding shares of Talisman Expro Limited for $366 million, after purchase price adjustments and expenses. As a result of the Talisman Acquisition, we acquired interests in eight fields in the United Kingdom sector of the North Sea and over seven million BOE of proved reserves as of the closing date.
In the second quarter of 2006, we purchased an eight percent interest in the Enoch Field in the North Sea for approximately $11.7 million. The field is one of the first discoveries to be developed along the median line between the United Kingdom and Norway after the ratification of the U.K./Norway Framework Treaty concerning cross-boundary petroleum cooperation.

Endeavour International Corporation
While working to complete and integrate these acquisitions, we also moved forward in our drilling program. We have also pursued various farm-in and license transfer opportunities to build acreage and exploration potential and spread the risk of exploration drilling among multiple prospects. Most notably, we have three significant development projects ongoing in the U.K. — Bacchus, Columbus, and Rochelle.
In 2008, we initiated operations in the U.S. and announced our first production there in January 2009.
On May 14, 2009, we completed the divestiture of our Norwegian subsidiary, Endeavour Energy Norge AS, to VerbundnetzGas AG, a German utility company, for cash consideration of $150 million (the “Norway Sale”). We used the proceeds from this divestiture primarily to pay down our outstanding debt and streamline our capital structure, acquire new properties in the U.S. and support our ongoing drilling program. This divestiture allowed us to focus our efforts on our acquired positions in our U.S. resource plays, as wells as develop our significant North Sea assets.
In the fourth quarter of 2009, we purchased producing properties and exploration acreage in the U.S. We purchased additional exploration acreage in the U.S. in January 2010. This accumulation of acreage in the U.S. signified our expansion into resource plays in the onshore U.S.
In October 2010, we sold our interests in the Cygnus reserves in the Southern Gas Basin of the North Sea for $110 million (the “Cygnus Sale”).
Also in October 2010, our Board of Directors authorized a consolidation of our common stock, in the form of a one-for-seven share reverse stock split. This consolidation was effective at the opening of trading on November 18, 2010. As a result of the share consolidation, every seven shares of our common stock outstanding were automatically combined into one share of our common stock.
In November 2010, we signed a definitive agreement to acquire an additional 20% working interest in the Bacchus development, for a cash consideration at closing of $9.6 million and $6.4 million three months after first oil production. Closing was completed February 2011.
Our activities have been funded through various debt and equity offerings since our inception. During the year ended December 31, 2010, we had the following debt and equity outstanding in addition to our common stock:
•	6% Senior Convertible Notes — During 2005, we issued in a private offering $81.25 million aggregate principal amount of convertible senior notes due in January 2012.

•	11.5% Convertible Senior Bonds — In January 2008, we issued 11.5% Convertible Bonds due 2014 for gross proceeds of $40 million pursuant to a private offering to a sophisticated investor in Norway.

•	Senior Term Loan — In August 2010, we entered into a credit agreement with Cyan Partners, LP, as administrative agent, and various lenders for a senior, secured term loan, in the aggregate amount of $150 million, which was subsequently increased to $160 million.

Endeavour International Corporation
•	Senior Bank Facility — In 2006, we issued a $225 million senior bank facility, which was subject to a borrowing base limitation with interest of LIBOR plus 1.3%. We terminated the Senior Bank Facility and repaid the outstanding indebtedness in its entirety on August 16, 2010

•	Junior Facility — In the first quarter of 2010, we entered into the $25 million junior facility, which had a maturity date of February 5, 2011, and bore interest at LIBOR plus 8%. We terminated the Junior Facility and repaid the outstanding indebtedness in its entirety on August 16, 2010.

•	$50 million Subordinated Notes — In November 2009, we issued an aggregate $50 million of subordinated notes due 2014.

•	Series C Preferred Stock — In 2006, we issued $125 million of convertible preferred stock. In November 2009, we redeemed 60% of the outstanding shares of Series C Preferred Stock and amended the terms of the remaining shares of Series C Preferred Stock. The redemption price consisted of a $25 million cash payment and the issuance of $50 million of Subordinated Notes.
Each of these debt and equity offerings is explained more fully in Note 9 and Note 12 to the Consolidated Financial Statements herein for.
Geographical Data
We operate in one industry segment, that being oil and gas exploration and production, in two geographical areas. See Note 24 to our consolidated financial statements in “Item 8, Financial Statements and Supplementary Data” for geographic operating segment information, including results of operations and segment assets.
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
Significant Customers
Our sales in the U.K. are to a limited number of customers, each of which accounts for more than 10% of revenue: Chevron North Sea Ltd, Shell U.K. Limited, and Esso Exploration and

Endeavour International Corporation
Production. Our sales in the U.S. are sold through our arrangements with the operators of the fields, with the majority of the sales being to Cohort Energy.
Employees
As of March 4, 2011, we have 46 full-time employees and 12 consultants, primarily in the operations area. We believe that we maintain good relationships with our employees, none of whom are covered by a collective bargaining agreement.
Environmental Matters and Regulation
Endeavour was established on a commitment to find and develop energy resources in a manner that protects the health and safety of people and preserves the quality of the environment. Adhering to high performance standards in the areas of health, safety and the environment (“HSE”) is a primary goal of our operations and an integral part in our efforts to end each day “injury and incident free.”
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
There are a number of new and forthcoming rules that may impact our North Sea operations. In response to the Deepwater Horizon Incident, the DECC has announced plans to increase rig inspections. In addition, early this year the European Commission intends to impose new rules for offshore platforms that will require spill response plans; increase regulatory requirements for equipment, such as blowout preventers; and require operators to pay for any environmental damage within 200 miles of a blowout. Our operations in the North Sea will also be subject to the European Union’s REACH program, which requires the registration and ultimate phase out of certain hazardous chemicals. In order to implement the requirements of the REACH program in the offshore production sector, the DECC has issued amendments to the Offshore Chemicals Regulations that will enter into force in early 2011. These regulations will control all operational and non-operational discharges from offshore production platforms. Finally, depending on the scale of our operations, our offshore production facilities may be subject to compliance obligations under the EU Emissions trading system or impacted by carbon tax proposals under consideration in the U.K. Compliance with the above regulations may cause us to incur additional costs in our North Sea operations.

Endeavour International Corporation
United States
Our U.S. operations are subject to stringent federal, state and local laws and regulations relating to environmental protection, as well as controlling the manner in which various substances, including wastes generated in connection with oil and gas industry operations, are released into the environment. Compliance with these laws and regulations require the acquisition of permits authorizing air emissions and wastewater discharge from operations and can affect the location or size of wells and facilities, limit or prohibit the extent to which exploration and development may be allowed, and require proper closure of wells and restoration of properties that are being abandoned. Failure to comply with these laws and regulations may result in the assessment of administrative, civil or criminal penalties, imposition of remedial obligations, incurrence of capital costs to comply with governmental standards, and even injunctions that limit or prohibit exploration and production operations or the disposal of substances generated in connection with our operations.
We currently lease a number of properties that for many years have been used for the exploration and production of oil and gas. Although we have utilized operating and disposal practices that were standard in the industry at the time, hydrocarbons or wastes may have been disposed of or released on or under the properties operated or leased by us or on or under other locations where such hydrocarbons or wastes have been taken for recycling or disposal. In addition, many of these properties have been operated by third parties whose treatment and disposal or release of hydrocarbons or wastes was not under our control. These properties and the hydrocarbons and wastes disposed thereon may be subject to laws and regulations imposing joint and several, strict liability, without regard to fault or the legality of the original conduct, that could require us to remove or remediate previously disposed wastes or environmental contamination, or to perform remedial well plugging or pit closure to prevent future contamination.
Hydraulic fracturing is an important and common practice that is used to stimulate production of hydrocarbons, particularly natural gas, from tight formations. We routinely utilize hydraulic fracturing techniques in many of our natural gas well drilling and completion programs. The process involves the injection of water, sand and chemicals under pressure into the formation to fracture the surrounding rock and stimulate production. The process is typically regulated by state oil and gas commissions. However, the EPA recently asserted federal regulatory authority over hydraulic fracturing involving diesel additives under the Safe Drinking Water Act’s Underground Injection Control Program. While the EPA has yet to take any action to enforce or implement this newly asserted regulatory authority, industry groups have filed suit challenging the EPA’s recent decision. At the same time, the EPA has commenced a study of the potential environmental impacts of hydraulic fracturing activities, and a committee of the U.S. House of Representatives is also conducting an investigation of hydraulic fracturing practices. Legislation has been introduced before Congress to provide for federal regulation of hydraulic fracturing and to require disclosure of the chemicals used in the fracturing process. In addition, some states have adopted, and other states are considering adopting, regulations that could impose more stringent permitting, disclosure and well construction requirements on hydraulic fracturing operations. For example, Pennsylvania, Colorado, and Wyoming have each adopted a variety of well construction, set back, and disclosure regulations limiting how fracturing can be performed

Endeavour International Corporation
and requiring various degrees of chemical disclosure. If new laws or regulations that significantly restrict hydraulic fracturing are adopted, such laws could make it more difficult or costly for us to perform fracturing to stimulate production from tight formations. In addition, if hydraulic fracturing becomes regulated at the federal level as a result of federal legislation or regulatory initiatives by the EPA, our fracturing activities could become subject to additional permitting requirements, and also to attendant permitting delays and potential increases in costs. Restrictions on hydraulic fracturing could also reduce the amount of oil and natural gas that we are ultimately able to produce from our reserves.
Climate Change
Globally, our operations may be impacted by various international, national, and local efforts to respond to climate change by controlling greenhouse gas (“GHG”) emissions. With the first commitment period of the Kyoto Protocol due to expire in 2012, there is substantial uncertainty as to the structure of a future international climate change regime. However, any new international agreements and domestic laws to implement them may adversely impact our operations by imposing GHG emission limits on our activities and potentially reducing demand for our products. Within Europe, the European Union has announced its plans for the next phase of the emissions trading system, running from 2013 to 2020, and therefore our activities in the North Sea are still potentially subject to the impacts of GHG limitations. Many other countries, including the United States, are weighing a variety of legislative and regulatory strategies that may impose controls on GHG emissions.
Beginning in 2009, the United States Environmental Protection Agency (“EPA’) took a series of steps to begin regulating GHG emissions under the Clean Air Act. As of January 2, 2011, the EPA’s rules impose limitations on GHG emissions from motor vehicles and certain large stationary sources. In addition, the EPA has issued regulations requiring certain sectors to monitor and report their greenhouse gas emissions. Petroleum refineries must report their emissions for the 2010 calendar year in 2011. On January 1, 2011, our exploration and production activities also became subject to the monitoring and reporting requirements, and we will incur costs related to compliance with these regulations.
In addition, the United States Congress has from time to time considered adopting legislation to reduce emissions of greenhouse gases and almost one-half of the states have already taken legal measures to reduce emissions of greenhouse gases primarily through the planned development of greenhouse gas emission inventories and/or regional greenhouse gas cap and trade programs. Most of these cap and trade programs work by requiring major sources of emissions, such as electric power plants, or major producers of fuels, such as refineries and gas processing plants, to acquire and surrender emission allowances. The number of allowances available for purchase is reduced each year in an effort to achieve the overall greenhouse gas emission reduction goal.
The adoption of legislation or regulatory programs to reduce emissions of greenhouse gases in areas where we operate could require us to incur increased operating costs, such as costs to purchase and operate emissions control systems, to acquire emissions allowances or comply with new regulatory or reporting requirements. Any such legislation or regulatory programs could also increase the cost of consuming, and thereby reduce demand for, the oil and natural gas we

Endeavour International Corporation
produced. Consequently, legislation and regulatory programs to reduce emissions of greenhouse gases could have an adverse effect on our business, financial condition and results of operations.
Finally, it should be noted that some scientists have concluded that increasing concentrations of greenhouse gases in the Earth’s atmosphere may produce climate changes that have significant physical effects, such as increased frequency and severity of storms, droughts, and floods and other climatic events. If any such effects were to occur, they could have an adverse effect on our financial condition and results of operations.
We have made, and will continue to make, expenditures in connection with our effort to comply with environmental laws and regulations. We believe that we are in compliance with applicable environmental laws and regulations currently in effect and that continued compliance with existing requirements will not have a material adverse impact on us. However, we also believe that it is reasonably likely that the trend in environmental legislation and regulation will continue toward stricter standards and, thus, we cannot give any assurance that we will not be adversely affected in the future.
We have established internal guidelines to be followed in order to comply with environmental laws and regulations in the U.S. We employ a safety department whose responsibilities include providing assurance that our operations are carried out in accordance with applicable environmental guidelines and safety precautions. Although we maintain pollution insurance to cover a portion of the potential costs of cleanup obligations, public liability and physical damage, there is no assurance that such insurance will be adequate to cover all such costs or that such insurance will continue to be available in the future. To date, we believe that compliance with existing requirements of such governmental bodies has not had a material effect on our operations.
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

Endeavour International Corporation
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

Endeavour International Corporation
Offices
Our principal executive offices are located at 1001 Fannin Street, Suite 1600, Houston, Texas 77002, and our telephone number is (713) 307-8700. Certain of our executive officers are also located in our offices at 114 St. Martin’s Lane, London WC2N 4BE England and 1125 17th Street, Suite 1525, Denver, Colorado 80202. We also have an office in Aberdeen, United Kingdom.
Available Information
We file annual and quarterly financial reports, as well as interim updates of a material nature to investors, with the SEC. The public may read and copy any materials that we file with the SEC at the SEC’s Public Reference Room at 100 F Street, NE, Washington, DC 20549. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. Also, the SEC maintains a website that contains reports, proxy and information statements and other information regarding issuers, including Endeavour, that file electronically with the SEC. The public can obtain any document we file at the SEC web page, http://www.sec.gov.
Our website is available at http://www.endeavourcorp.com. We make available, free of charge, on our website, the Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and amendments to those reports, as soon as reasonably practicable after providing such reports to the SEC. Also, our Governance Guidelines, the charters of the Audit Committee, the Compensation Committee and the Governance, Nominating Committee and Technology & Reserves Committee, and the Code of Conduct and Code of Ethics for Senior Officers are available on our website and in print to any stockholder who provides a written request to the Corporate Secretary at 1001 Fannin Street, Suite 1600, Houston, Texas 77002. Our Code of Conduct applies to all directors, officers and employees, including the chief executive officer and chief financial officer.
Information contained on or connected to our website is not incorporated by reference into this Annual Report on Form 10-K and should not be considered part of this report or any other filing that we make with the SEC.
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

Endeavour International Corporation
Item 1A. Risk Factors
Cautionary Statement Concerning Forward-Looking Statements
Certain matters discussed in this Annual Report on Form 10-K are “forward-looking statements” intended to qualify for the safe harbors from liability established by the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933, as amended, or the Securities Act, and Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act. These forward-looking statements include statements that express a belief, expectation, or intention, as well as those that are not statements of historical fact, and may include projections and estimates concerning the timing and success of specific projects and our future production, revenues, income and capital spending. Our forward-looking statements are generally accompanied by words such as “estimate,” “project,” “predict,” “believe,” “expect,” “anticipate,” “potential,” “plan,” “goal” or other words that convey the uncertainty of future events or outcomes. We caution you not to rely on them unduly. In particular, this Annual Report on Form 10-K contains forward-looking statements pertaining to the following:
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
We have based these forward-looking statements on our current expectations and assumptions about future events. While our management considers these expectations and assumptions to be reasonable, they are inherently subject to significant business, economic, competitive, regulatory and other risks, contingencies and uncertainties, most of which are difficult to predict and many of which are beyond our control. These risks, contingencies and uncertainties, which may not be exhaustive, relate to, among other matters, the following:
•	discovery, estimation, development and replacement of oil and gas reserves;

•	decreases in proved reserves due to technical or economic factors;

•	drilling of wells and other planned exploitation activities;

•	timing and amount of future production of oil and gas;

•	the volatility of oil and gas prices;

•	availability and terms of capital;

•	operating costs such as lease operating expenses, administrative costs and other expenses;

•	our future operating or financial results;

•	amount, nature and timing of capital expenditures, including future development costs;

•	cash flow and anticipated liquidity;

•	availability of drilling and production equipment;

•	uncertainties related to drilling and production operations in a new region;

•	cost and access to natural gas gathering, treatment and pipeline facilities;

•	business strategy and the availability of acquisition opportunities; and

Endeavour International Corporation
•	factors not known to us at this time.
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
We currently have operations in the U.S. and U.K. and may expand our operations to other countries or regions. International operations are subject to political, economic and other uncertainties, including:
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
The exploration, production and sale of oil and gas are extensively regulated by governmental bodies, which subjects us to increased costs in order to comply with applicable laws and regulations as well as significant uncertainties due to the potential for such laws and regulations to change and evolve. Applicable legislation and regulations are under constant review for amendment or expansion. These efforts frequently result in an increase in the regulatory burden on companies in our industry and consequently an increase in the cost of doing business and decrease in profitability. Numerous governmental departments and agencies are authorized to, and have, issued rules and regulations imposing additional burdens on the oil and gas industry that often are costly to comply with and carry substantial penalties for failure to comply. Production operations are affected by changing tax and other laws relating to the petroleum industry, by constantly changing administrative regulations and possible interruptions or termination by government authorities.

Endeavour International Corporation
Oil and gas mineral rights may be held by individuals, corporations or governments having jurisdiction over the area in which such mineral rights are located. As a general rule, parties holding such mineral rights grant licenses or leases to third parties to facilitate the exploration and development of these mineral rights. The terms of the leases and licenses are generally established to require timely development. Notwithstanding the ownership of mineral rights, the government of the jurisdiction in which mineral rights are located generally retains authority over the manner of development of those rights. As such, we may become subject to certain requirements, obligations and timelines as established or demanded by the holder of the oil and gas mineral rights and such requirements or obligations may adversely impact our operations, cash flow and capital plans.
Economic conditions in the U.S. and key international markets may materially adversely impact our operating results, which could hinder or prevent us from meeting our future capital needs.
The U.S., U.K. and other world economies are slowly recovering from a recession which began in 2008 and extended into 2009. Growth has resumed, but remains modest. There are likely to be significant long-term effects resulting from the recession and credit market crisis, including a future global economic growth rate that is slower than what was experienced in recent years. In addition, more volatility may occur before a sustainable, yet lower, growth rate is achieved. Because global economic growth drives demand for energy from all sources, including fossil fuels, a lower future economic growth rate will result in decreased demand growth for our crude oil and natural gas production as well as lower commodity prices, which will reduce our cash flows from operations and our profitability and may adversely affect our ability to obtain funding for our projects.
Due to these and other factors, we cannot be certain that funding will be available if needed, and to the extent required, on acceptable terms or at all. If funding is not available as needed, or is available only on unfavorable terms, we may be unable to (i) meet our obligations as they come due, (ii) refinance or extend the maturity of our outstanding 6% Senior Convertible Notes which would result in the Senior Term Loan maturing and becoming due and payable in full on October 14, 2011, or (iii) implement our capital program, enhance our existing business, complete acquisitions or otherwise take advantage of business opportunities or respond to competitive pressures, any of which could have a material adverse effect on our production, revenues, results of operations and prospects.
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

Endeavour International Corporation
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
Lower oil and gas prices may not only decrease our revenues on a per unit basis, but significant or extended price declines may also reduce the amount of oil and gas that we can produce economically. A reduction in production could result in a shortfall in expected cash flows and require us to reduce capital spending or borrow funds to cover any such shortfall. Any of these factors could negatively impact our future rate of growth and ability to replace our production.
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

Endeavour International Corporation
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
Derivative contracts also involve the risk that counterparties, which generally are financial institutions, may be unable to satisfy their obligations to us. If any one of our counterparties were to default on its obligations to us under the derivative contracts or seek bankruptcy protection it could have a material adverse effect on our expected cash flows and our ability to fund our planned activities and could result in a larger percentage of our future production being subject to commodity price changes. In addition, in the current economic environment and tight financial markets, the risk of a counterparty default is heightened and it is possible that fewer counterparties will participate in future derivative transactions, which could result in greater concentration of our exposure to any one counterparty or a larger percentage of our future production being subject to commodity price changes.
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

Endeavour International Corporation
Our operations are sensitive to currency rate fluctuations.
Our operations are sensitive to fluctuations in foreign currency exchange rates, particularly between the U.S. dollar and the British pound. Our financial statements, presented in U.S. dollars, are affected by foreign currency fluctuations through both translation risk and transaction risk. Volatility in exchange rates may adversely affect our results of operation, particularly through the weakening of the U.S. dollar relative to other currencies.
Risks related to executing our strategy and operations
To maintain and grow our production and cash flow, we must continue to develop and produce existing reserves and discover or acquire new oil and gas reserves to develop and produce.
Our future oil and gas production is highly dependent upon our level of success in finding or acquiring additional reserves. Producing oil and gas reserves are generally characterized by declining production rates that vary depending on reservoir characteristics and other factors. Our reserves will decline unless we acquire properties with proved reserves or conduct successful development and exploration drilling activities. We accomplish this through successful drilling programs and the acquisition of properties. However, we may be unable to find, develop or acquire additional reserves or production at an acceptable cost or at all. Acquisition opportunities in the oil and gas industry are very competitive, which can increase the cost of, or cause us to refrain from, completing acquisitions.
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
As part of our growth strategy, we intend to continue to pursue strategic acquisitions of new properties or businesses that expand our current asset base and potentially offer unexploited reserve potential. Our growth strategy could be impeded if we are unable to acquire additional interests in oil and gas prospects on a profitable basis. Acquisition opportunities in the oil and gas industry are very competitive, which can increase the cost of, or cause us to refrain from, completing acquisitions. The success of any acquisition will depend on a number of factors and involves potential risks, including among other things:
•	the inability to estimate accurately the costs to develop the interests in oil and gas prospects, the recoverable volumes of reserves, rates of future production and future net cash flows attainable from the reserves;

•	the assumption of unknown liabilities, losses or costs for which we are not indemnified or for which the indemnity we receive is inadequate;

Endeavour International Corporation
•	the validity of assumptions about costs, including synergies;

•	the impact on our liquidity or financial leverage of using available cash or debt to finance acquisitions;

•	the diversion of management’s attention from other business concerns; and

•	an inability to hire, train or retain qualified personnel to manage and operate our growing business and assets.
All of these factors affect whether an acquisition will ultimately generate cash flows sufficient to provide a suitable return on investment. Consistent with industry practices, we typically are only able to perform limited reviews of the properties we seek to acquire. As a result, among other risks, our initial estimates of reserves, and the costs associated with developing those estimated reserves, may be subject to revision following an acquisition, which may materially and adversely impact the desired benefits of the acquisition.
Our expectations for future drilling and development activities will be realized over several years, making them susceptible to uncertainties that could materially alter the occurrence or timing of such activities.
We have identified drilling locations, prospects for future drilling opportunities and development plans for our commercial discoveries, including development, exploratory and other drilling and enhanced recovery activities. These drilling and development locations and prospects represent a significant part of our future drilling and development plans. Our ability to drill and develop these locations depends on a number of factors, including the availability of capital, seasonal conditions, third-party operators, regulatory approvals, negotiation of agreements with third parties, commodity prices, costs and drilling results. In particular, delays in obtaining regulatory approvals relating to our field development programs for our North Sea discoveries can materially impact our ability to commence production at these discoveries which would materially impact our reserves, cash flow and results of operations. Furthermore, because of these uncertainties, we cannot give any assurance as to the timing of these activities or that they will ultimately result in the realization of proved reserves or meet our expectations for success. As such, our actual drilling and enhanced recovery activities may materially differ from our current expectations, which could have a significant adverse effect on our financial condition and results of operations.
Our drilling projects are based in part on seismic and other technical data, which cannot ensure the commercial success of a prospect.
Our decisions to purchase, explore, develop and exploit prospects or properties depend in part on data obtained through geophysical and geological analyses, production data and engineering studies, the results of which are often uncertain. Seismic data and visualization techniques only assist geoscientists and geologists in identifying subsurface structures and hydrocarbon indicators and do not enable an interpreter to conclusively determine whether hydrocarbons are present or producible economically. In addition, the use of seismic and other advanced technologies may require greater predrilling expenditures than other drilling strategies. Because of these factors and the inherent uncertainties surrounding the evaluation of exploration prospects, we could incur losses as a result of exploratory drilling expenditures. Poor results

Endeavour International Corporation
from drilling activities would have a material adverse effect on our future cash flows, ability to replace reserves and results of operations.
Reserve estimates depend on many assumptions that may turn out to be inaccurate and any material inaccuracies in the reserve estimates or underlying assumptions of our assets will materially affect the quantities and present value of those reserves.
Estimating oil and gas reserves is complex and inherently imprecise. It requires interpretation of the available technical data and making many assumptions about future conditions, including price and other economic factors. In preparing such estimates, projection of production rates, timing of development expenditures and available geological, geophysical, production and engineering data are analyzed. The extent, quality and reliability of these data can vary. This process also requires economic assumptions about matters such as oil and gas prices, drilling and operating expenses, capital expenditures, taxes and availability of funds. If our interpretations or assumptions used in arriving at our reserve estimates prove to be inaccurate, the amount of oil and gas that will ultimately be recovered may differ materially and adversely from the estimated quantities and net present value of reserves owned by us.
A significant portion of our total estimated net proved reserves at December 31, 2010 were undeveloped, and those reserves may not ultimately be developed.
At December 31, 2010, approximately 81% of our total estimated net proved reserves were undeveloped. Recovery of undeveloped reserves requires significant capital expenditures and successful drilling. Our reserve data assumes that we can and will make these expenditures and conduct these operations successfully. These assumptions, however, may not prove correct. If we choose not to spend the capital to develop these reserves or if we are not otherwise able to successfully develop these reserves we may be required to write-off these reserves. Any such write-offs of our reserves could materially reduce our ability to borrow money and the value of our securities.
Our offshore operations involve special risks that could increase our cost of operations and adversely affect our ability to produce oil and gas.
Offshore operations are subject to a variety of operating risks specific to the marine environment, such as capsizing, collisions and damage or loss from hurricanes or other adverse weather conditions. These conditions can cause substantial damage to facilities and interrupt production. As a result, we could incur substantial liabilities that could reduce or eliminate the funds available for exploration, development or leasehold acquisitions, or result in loss of equipment and properties. Offshore drilling in the North Sea generally requires more time and more advanced drilling technologies, involving a higher risk of technological failure and usually higher drilling costs. Moreover, offshore projects often lack proximity to the physical and oilfield service infrastructure, necessitating significant capital investment in subsea flow line infrastructure. Subsea tieback production systems require substantial time and the use of advanced and very sophisticated installation equipment supported by remotely operated vehicles.These operations may encounter mechanical difficulties and equipment failures that could result in significant cost overruns. As a result, a significant amount of time and capital must be

Endeavour International Corporation
invested before we can market the associated oil or gas, increasing both the financial and operational risk involved with these operations. Because of the lack and high cost of infrastructure, some offshore reserve discoveries may never be produced economically.
We have commenced exploration, production and development operations in the United States, and as a result, our ability to successfully achieve our goals is subject to greater risk and uncertainty.
In 2008, we began to pursue exploration, production and development activities in the U.S. Moreover, we did not have a significant U.S. presence in our assets and operations until late 2009. Because we have limited production history in the U.S. and do not have extensive experience in unconventional resource plays, we are less able to use past operational results to help predict future results. Our lack of operational experience in the U.S. may result in our not being able to fully execute our expected drilling programs in this region, and the return on investment from our United States operations may not be as attractive as expected. We cannot assure you that our efforts in the U.S. will be successful, or if successful will achieve the resource potential levels that we currently anticipate or achieve the anticipated economic returns based on our current financial models.
We are not the operator of our producing fields and will not be the operator of all of the interests we own or acquire, and therefore we may not be in a position to control the timing of development efforts, the associated costs, or the rate of production of the reserves in respect of such interests.
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
From time to time we provide forecasts of expected quantities of future oil and gas production. These forecasts are based on a number of estimates, including expectations of production decline rates from existing wells, outcomes from future drilling activity and assumptions relating to ongoing operations and maintenance of producing wells. Should these estimates prove inaccurate, actual production could be adversely impacted. Furthermore, downturns in commodity prices could make certain drilling activities or production uneconomical, which would also adversely impact production. We may also adjust estimates of proved reserves to reflect production history, results of exploration and development, prevailing oil and gas prices and other factors, many of which are beyond our control.
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
We expect to incur obligations to abandon and decommission certain structures associated with our producing properties. To date, the industry has little experience of removing oil and gas structures from the North Sea, because few of the structures in the North Sea have been removed. Because experience in limited, we cannot precisely predict the costs of any future decommissions for which we might become obligated. Furthermore, we are required to post collateral as security over certain of our decommissioning liabilities in the North Sea. If actual decommission or abandonment costs exceed our estimates or reserves to satisfy such obligations, or we are required to provide a significant amount of collateral in cash or other security for these future costs, our financial condition, results of operations and prospects could be materially adversely affected.

Endeavour International Corporation
Risks related to access to capital and financing
Our development and exploration operations require substantial capital, and we may be unable to obtain needed capital or financing on satisfactory terms, which could lead to a loss of properties and a decline in our oil and gas reserves.
The oil and gas industry is capital intensive. We make and expect to continue to make substantial capital expenditures in our business and operations for the exploration, development, production and acquisition of oil and gas reserves, including expenditures relating to the development of our discoveries in the North Sea and our acreage position in the Haynesville Shale and other U.S. plays. We intend to finance our future capital expenditures primarily with cash flow from operations and borrowings under our Senior Term Loan. Our cash flow from operations and access to capital is subject to a number of variables, including:
•	our oil and gas reserves;

•	the level of natural gas and crude oil we are able to produce from existing wells;

•	the prices at which natural gas and crude oil are sold; and

•	our ability to acquire, locate and produce new reserves.
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
Furthermore, we may not be able to obtain debt or equity financing on terms favorable to us, or at all. In particular, the cost of raising money in the debt and equity capital markets has increased substantially while the availability of funds from those markets generally has diminished significantly. Also, as a result of concerns about the stability of financial markets generally and the solvency of counterparties specifically, the cost of obtaining money from the credit markets generally has increased as many lenders and institutional investors have increased interest rates, enacted tighter lending standards, refused to refinance existing debt at maturity on terms that are similar to existing debt, and reduced, or in some cases ceased, to provide funding to borrowers. The failure to obtain additional financing could result in a curtailment of our operations relating to exploration and development of our prospects, which in turn could lead to a possible loss of properties and a decline in our natural gas, crude oil and natural gas liquids reserves.
Our debt levels could negatively impact our financial condition, results of operations and business prospects.
As of December 31, 2010, we had $349.6 million in outstanding indebtedness. Our level of indebtedness could have important consequences on our operations, including:

Endeavour International Corporation
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
We may not have sufficient funds to repay our outstanding debt. If we are unable to repay our debt out of cash on hand, we could attempt to refinance such debt, sell assets or repay such debt with the proceeds from an equity offering. In addition, we cannot assure you that we will be able to generate sufficient cash flow from operating activities to pay the interest on our debt or that future borrowings, equity financings or proceeds from the sale of assets will be available to repay or refinance such debt. Furthermore, some of our existing debt instruments contain certain restrictions on our ability to repay other debt. For example, our Senior Term Loan prohibits cash on hand from being used to repay any debt other than that extended pursuant to the related Credit Agreement.
Factors that will affect our ability to raise cash through an offering of our capital stock, a refinancing of our debt or a sale of assets include financial market conditions, our market value, our reserve levels and our operating performance at the time of such offering or other financing. We cannot assure you that any such offering, refinancing or sale of assets can be successfully completed. The inability to repay or refinance our debt could have a material adverse effect on our operations and negatively impact our capital program.
Failure to satisfy certain covenants in our Senior Term Loan could cause this debt to come due prematurely.
Unless we are able to successfully refinance or extinguish our outstanding 6% Convertible Senior Notes due 2012 and extend the ability of the holders of our 11.5% Convertible Senior Bonds due 2014 to require us to repurchase such notes, our Senior Term Loan will mature and become payable in full on October 14, 2011. If required to repay our Senior Term Loan in full on that date, our available cash would be severely impacted. We would also need to find alternative sources of liquidity to fund the repayment of the Senior Term Loan and our ongoing development and exploration operations. Therefore, our failure to repay the Senior Term Loan when due would be an event of default with respect to our other outstanding indebtedness, which could cause all $349.6 million of our debt outstanding at December 31, 2010 to become immediately due and payable. We can provide no assurance that we would be able to find alternative sources of liquidity on commercially reasonable terms, or at all, if required.

Endeavour International Corporation
A change of control may adversely affect our liquidity and require refinancing of certain debt instruments.
Upon certain specified change of control events, each lender under our debt agreements may cancel the facility and declare as due and payable any outstanding loans plus accrued and unpaid interest, outstanding letters of credit and other outstanding fees. We cannot assure you we would have sufficient financial resources to purchase the notes for cash or repay the lenders under our debt agreements upon the occurrence of a change of control. If a change of control occurs, we may be required to refinance our indebtedness. There can be no assurance that we would be able to refinance our indebtedness or, if a refinancing were to occur, that the refinancing would be on terms favorable to us.
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
Our operations are subject to a variety of national, state, local and international laws and regulations governing the discharge of materials into the environment or otherwise relating to environmental protection. Failure to comply with these laws and regulations can result in the imposition of substantial fines and penalties as well as potential orders suspending or terminating our rights to operate. Some environmental laws to which we are subject to provide for strict liability for pollution damages and cleanup costs, rendering a person liable without regard to negligence or fault on the part of such person. In addition, we may be subject to claims alleging personal injury or property damage as a result of alleged exposure to hazardous substances such as oil and gas related products. Aquatic environments in which we operate are often particularly sensitive to environmental impacts, which may expose us to greater potential liability than that associated with exploration, development and production at many onshore locations.
Changes in environmental laws and regulations occur frequently, and any changes that result in more stringent or costly requirements for oil and gas exploration and production activities could require us, as well as others in our industry, to make significant expenditures to attain and maintain compliance which could have a corresponding material adverse effect on our competitive position, financial condition or results of operations. We cannot provide assurance that we will be able to comply with future laws and regulations to the same extent that we have complied in the past. Similarly, we cannot always precisely predict the potential impact of

Endeavour International Corporation
environmental laws and regulations which may be adopted in the future, including whether any such laws or regulations would restrict our operations in any area.
Current and future environmental regulations, including restrictions on emissions of greenhouse gases due to concerns about climate change, could reduce the demand for our products. Our business, financial condition and results of operations could be materially and adversely affected if this were to occur.
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
Federal and state legislative regulatory initiatives relating to hydraulic fracturing could result in increased costs and additional operating restrictions or delays.
Hydraulic fracturing is an important and common practice that is used to stimulate production of hydrocarbons, particularly natural gas, from tight formations. We routinely utilize hydraulic fracturing techniques in many of our natural gas well drilling and completion programs. The process involves the injection of water, sand and chemicals under pressure into the formation to fracture the surrounding rock and stimulate production. The process is typically regulated by state oil and gas commissions. However, the EPA recently asserted federal regulatory authority over hydraulic fracturing involving diesel additives under the Safe Drinking Water Act’s Underground Injection Control Program. While the EPA has yet to take any action to enforce or implement this newly asserted regulatory authority, industry groups have filed suit challenging the EPA’s recent decision. At the same time, the EPA has commenced a study of the potential environmental impacts of hydraulic fracturing activities. Legislation has been introduced before Congress to provide for federal regulation of hydraulic fracturing and to require disclosure of the chemicals used in the fracturing process. In addition, some states have adopted, and other states are considering adopting, regulations that could impose more stringent permitting, disclosure and well construction requirements on hydraulic fracturing operations. For example, Pennsylvania, Colorado, and Wyoming have each adopted a variety of well construction, set back, and disclosure regulations limiting how fracturing can be performed and requiring various degrees of

Endeavour International Corporation
chemical disclosure. If new laws or regulations that significantly restrict hydraulic fracturing are adopted, such laws could make it more difficult or costly for us to perform fracturing to stimulate production from tight formations. In addition, if hydraulic fracturing becomes regulated at the federal level as a result of federal legislation or regulatory initiatives by the EPA, our fracturing activities could become subject to additional permitting requirements, and also to attendant permitting delays and potential increases in costs. Restrictions on hydraulic fracturing could also reduce the amount of oil and natural gas that we are ultimately able to produce from our reserves.
Climate change legislation or regulations restricting emissions of “greenhouse gases” could result in increased operating costs and reduced demand for the crude oil and natural gas that we produce.
There are a number of programs at the international, national, and local levels that aim to reduce greenhouse gas emissions. Changes to the existing laws or the enactment of new laws and regulations could increase our operating costs and reduce demand for our products. At this time, there is substantial uncertainty about the future of GHG emission limitations in the areas where we operate. For example, the first commitment period of the Kyoto Protocol is due to expire in 2012. Because the Cancun negotiations failed to reach a binding global agreement on climate change, we face uncertainty regarding the structure of a future international regime and potential implementing national laws addressing GHGs.
Rapidly evolving domestic legal and regulatory structures governing GHG emissions may increase the costs imposed upon our operations. For example, since December 2009, the United States Environmental Protection Agency has declared that GHGs threaten the environment, imposed limitations on GHGs from mobile sources and certain large stationary sources, and required certain industries to monitor and report their GHG emissions. These rules are all currently subject to legal challenges, but to this point, federal courts have refused to prevent EPA from implementing them. In addition, by the end of 2012, the EPA intends to impose New Source Performance Standards under the Clean Air Act that will apply to all fossil-fuel fired power plants and petroleum refineries. To the extent we or our customers are subject to any of these regulations, we may face increased costs and decreased demand for our product.
The adoption of legislation or regulatory programs to reduce emissions of greenhouse gases could require us to incur increased operating costs, such as costs to purchase and operate emissions control systems, to acquire emissions allowances or comply with new regulatory or reporting requirements. Any such legislation or regulatory programs could also increase the cost of consuming, and thereby reduce demand for, the oil and natural gas we produced. Consequently, legislation and regulatory programs to reduce emissions of greenhouse gases could have an adverse effect on our business, financial condition and results of operations.
The recent adoption of derivatives legislation by the United States Congress could have an adverse effect on our ability to use derivative instruments to reduce the effect of commodity price, interest rate and other risks associated with our business.
The United States Congress adopted comprehensive financial reform legislation that establishes federal oversight and regulation of the over-the-counter derivatives market and entities, such as us, that participate in that market. The new legislation, known as the Dodd-Frank Wall Street

Endeavour International Corporation
Reform and Consumer Protection Act (the “Act”), was signed into law by the President on July 21, 2010 and requires the Commodities Futures Trading Commission (the “CFTC”) and the SEC to promulgate rules and regulations implementing the new legislation within 360 days from the date of enactment. In its rulemaking under the Act, the CFTC has proposed regulations to set position limits for certain futures and option contracts in the major energy markets and for swaps that are their economic equivalents. Certain bona fide hedging transactions or positions would be exempt from these position limits. It is not possible at this time to predict when the CFTC will finalize these regulations. The financial reform legislation may also require us to comply with margin requirements and with certain clearing and trade-execution requirements in connection with our derivative activities, although the application of those provisions to us is uncertain at this time. The financial reform legislation may also require the counterparties to our derivative instruments to spin off some of their derivatives activities to a separate entity, which may not be as creditworthy as the current counterparty. The new legislation and any new regulations could significantly increase the cost of derivative contracts (including through requirements to post collateral which could adversely affect our available liquidity), materially alter the terms of derivative contracts, reduce the availability of derivatives to protect against risks that we encounter, reduce our ability to monetize or restructure our existing derivative contracts, and increase our exposure to less creditworthy counterparties. If we reduce our use of derivatives as a result of the legislation and regulations, our results of operations may become more volatile and our cash flows may be less predictable, which could adversely affect our ability to plan for and fund capital expenditures. Finally, the legislation was intended, in part, to reduce the volatility of oil and natural gas prices, which some legislators attributed to speculative trading in derivatives and commodity instruments related to oil and natural gas. Our revenues could therefore be adversely affected if a consequence of the legislation and regulations is to lower commodity prices. Any of these consequences could have a material, adverse effect on us, our financial condition, and our results of operations.
Certain federal income tax deductions currently available with respect to oil and natural gas exploration and development may be eliminated as a result of proposed legislation.
Legislation has been proposed that would, if enacted into law, make significant changes to U.S. federal income tax laws, including the elimination of certain key U.S. federal income tax incentives currently available to oil and natural gas exploration and production companies. These changes include, but are not limited to, (i) the repeal of the percentage depletion allowance for oil and natural gas properties, (ii) the elimination of current deductions for intangible drilling and development costs, (iii) the elimination of the deduction for certain domestic production activities, and (iv) an extension of the amortization period for certain geological and geophysical expenditures. It is unclear whether these or similar changes will be enacted and, if enacted, how soon any such changes could become effective. The passage of this legislation or any other similar changes in U.S. federal income tax laws could eliminate or postpone certain tax deductions that are currently available with respect to oil and natural gas exploration and development, and any such change could negatively impact the value of an investment in our common stock.

Endeavour International Corporation
Risks related to potential impairments
Our financial results could be adversely affected by goodwill impairments.
As a result of mergers, acquisitions and dispositions, at December 31, 2010 we had $211.9 million of goodwill on our balance sheet. Goodwill is not amortized, but instead must be tested at least annually for impairment by applying a fair-value-based test. Goodwill is deemed impaired to the extent that its carrying amount exceeds the fair value of the reporting unit. Although our latest tests indicate that no goodwill impairment is currently required, future deterioration in market conditions could lead to goodwill impairments that could have a substantial negative effect on our profitability.
Lower oil and gas prices and other factors may result in ceiling test write-downs or other impairments.
We capitalize the costs to acquire, find and develop our oil and gas properties under the full cost accounting method. The net capitalized costs of our oil and gas properties may not exceed the present value of estimated future net cash flows from proved reserves, plus the lower of cost or fair market value for unproved properties. This quarterly test is called a “ceiling test.” If net capitalized costs of our oil and gas properties exceed this ceiling test, we must charge the amount of the excess to earnings. Although a ceiling test write-down does not impact cash flow from operating activities, it does reduce net income and our shareholders’ equity. Once recorded, a ceiling test write-down is not reversible at a later date even if oil and gas prices increase.
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
Risks relating to our common stock
An active liquid trading market for our common stock may not be maintained and the trading price of our common stock may be volatile.
Liquid and active trading markets usually result in less price volatility and more efficiency in carrying out stockholders’ purchase and sale orders. Smaller capitalized companies like ours often experience substantial fluctuations in the trading price of their securities. An active and liquid trading market for our common stock may not be maintained. In 2010, we undertook a

Endeavour International Corporation
one-for-seven share consolidation which significantly reduced the number of shares outstanding and eligible for trading. The trading price of our common stock has fluctuated significantly and may be subject to similar fluctuations in the future. The market price of our common stock could vary significantly as a result of a number of factors, some of which are beyond our control.
If we, our existing stockholders or holders of our securities that are convertible into shares of our common stock sell any shares of our common stock, the market price of our common stock could significantly decline.
The market price of our common stock could decline as a result of sales of a large number of shares of common stock in the public market or the perception that such sales could occur. These sales, or the possibility that these sales may occur, might make it more difficult for us to sell equity securities in the future at a time and at a price that we deem appropriate.
As of February 28, 2011, we had approximately 24.9 million shares of common stock outstanding. Of those shares, approximately 0.9 million shares are restricted shares subject to vesting periods of up to three years. The remainder of these shares is freely tradable.
In addition, 0.3 million shares are issuable upon the exercise of presently outstanding stock options under our employee incentive plans and 0.1 million shares are issuable upon the exercise of presently outstanding options and warrants outside our employee incentive plans. Also 2.3 million shares are issuable upon the conversion of our 6% Convertible Senior Notes and 5.1 million shares are issuable upon conversion of our Series C Preferred Stock, based upon the conversion price of $8.75 per share, and 3.4 million shares are issuable upon conversion of our 11.5% Convertible Bonds, based on a conversion price of $16.52.
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

Endeavour International Corporation
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
Item 1B. Unresolved Staff Comments
None.

Endeavour International Corporation
Item 2. Properties
Drilling Statistics
A well is considered productive for purposes of the following table if it justifies the installation of permanent equipment for the production of oil or gas. The information contained in the table should not be considered indicative of future performance, nor should it be assumed that there is necessarily any correlation between the number of productive wells drilled, quantities of reserves found or economic value. The following table shows the results of the oil and gas wells in which we participated, drilled and tested during 2010, 2009 and 2008:

	Productive Wells		Dry Holes		In Progress Wells
	Gross	Net	Gross	Net	Gross	Net

Exploration
2010:
United Kingdom	3	0.38	1	0.10	—	—
United States	—	—	—	—	2	1.00

2009:
United Kingdom	3	0.82	2	0.52	1	0.10
United States	3	1.32	1	0.22	3	1.04

2008:
United Kingdom	—	—	—	—	2	0.68
United States	1	0.20	—	—	1	0.10
Discontinued Operations — Norway	5	0.14	—	—	—	—

Development
2010:
United Kingdom	—	—	—	—	2	0.05
United States	13	3.00	—	—	2	1.00

2009:
United Kingdom	2	0.05	—	—	1	0.02

2008:
United Kingdom	—	—	—	—	1	0.02
Discontinued Operations — Norway	3	0.08	—	—	—	—
We do not own any drilling rigs, and all of our drilling activities are conducted by independent drilling contractors.

Endeavour International Corporation
Productive Well Summary
At December 31, 2010, our productive wells included the following:

	Oil		Gas
	Gross	Net	Gross	Net

United Kingdom	44	4.74	5	0.35
United States	2	1.12	42	12.15

Total	46	5.86	47	12.50

Acreage
The following table sets forth certain information regarding our developed and undeveloped acreage as of December 31, 2010, in the areas indicated.

	Developed		Undeveloped
	Gross	Net	Gross	Net

United Kingdom	31,790	8,108	252,052	70,047
United States	12,425	5,561	574,871	165,065

Total	44,215	13,669	826,923	235,112

As of December 31, 2010, we had approximately 45,912, 25,123 and 51,423 net acres that are scheduled to expire by December 31, 2011, 2012 and 2013, respectively, if we take no action to continue the term of the underlying license through operational or administrative actions. This includes all of our acreage in Alabama and Montana, where we have 134,420 net acres. We intend to monitor the results of test wells and continue to evaluate our current drilling before determining further appraisal or development plans in these two states. For our other acreage in the U.S. and U.K., we currently have plans to continue the terms of various licenses through operational or administrative actions and do not expect a significant portion of our net acreage position to expire before such actions occur.
Sales Volumes and Prices
Information regarding our annual average sales volumes, sales prices and average production costs is contained in Item 7 of this Annual Report Form 10-K. Additional detail of production costs is contained in Note 24 to our consolidated financial statements under Item 8 of this Annual Report on Form 10-K.

Endeavour International Corporation
Reserves
Our estimates of proved reserves, proved developed reserves and proved undeveloped reserves at December 31, 2010, 2009 and 2008 and changes in proved reserves during the last three years are contained in Note 24 to our consolidated financial statements under Item 8 of this Form 10-K.
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
Reverse Stock Split
In October 2010, our Board of Directors authorized a share consolidation of our common stock, in the form of a one-for-seven reverse stock split. This consolidation was effective at the opening of trading on November 18, 2010. As a result of the share consolidation, every seven shares of our common stock outstanding were automatically combined into one share of our common stock. Each shareholder continues to hold the same percentage of our outstanding common shares. The shares were rounded up to the next whole share for those holders who would have otherwise received fractional shares. The share consolidation was intended to make our common stock available to a broader range of investors and reposition the company’s trading metrics.
All share information and prices per share discussed in this Annual Report have been restated to reflect the share consolidation.

Endeavour International Corporation
Historical Stock Prices
The following table sets forth the range of high and low prices per share of our common stock for each of the calendar quarters identified below as reported by the NYSE-Amex. These quotations represent inter-dealer prices, without retail mark-up, markdown or commission, and may not represent actual transactions.

	2010		2009
	High	Low	High	Low

First Quarter	$10.36	$5.60	$7.21	$3.22
Second Quarter	12.18	8.68	15.47	5.81
Third Quarter	10.22	6.72	10.50	7.14
Fourth Quarter	14.16	8.12	9.10	5.74
Holders
As of February 28, 2011, the number of holders of record of our common stock was 199. We believe that there are a number of additional beneficial owners of our common stock who hold such shares in street name.
Dividends
We have not paid any cash dividends on our common stock to date and have no intention of declaring or paying any cash dividends on our common stock in the foreseeable future. The declaration and payment of dividends is subject to the discretion of our Board of Directors and to certain limitations imposed under Nevada corporate laws and the agreements governing our debt obligations. The timing, amount and form of dividends, if any, will depend on, among other things, our results of operations, financial condition, cash requirements and other factors deemed relevant by our Board of Directors.
Our Series B Preferred Stock is subject to a cumulative 8% dividend. Unless the full amount of the foregoing dividends accrued for the Series B Preferred Stock is paid in full, we cannot declare or pay any dividend on our common stock. In addition, certain of our debt facilities contain restrictions on the payment of dividends to the holders of our common stock.
In 2006, we issued the Series C Preferred Stock. Dividends on the Series C Preferred Stock are:
•	cumulative;

•	compounded quarterly based on the original issue price;

•	payable in cash or common stock, at 4.5% or 4.92%, respectively, since November 2009 and at 8.5% or 8.92%, respectively, in prior periods; and

•	payable to the preferred stock investors prior to payment of any other dividend on any other shares of our capital stock.

Endeavour International Corporation
The Series C Preferred Stock will participate in any dividends paid on our common stock. Since 2007, we have paid the Series C Preferred Stock dividends in cash.
Item 6. Selected Financial Data
The following table sets forth some of our historical consolidated financial data for each of the five years ended December 31, 2010. Significant property acquisitions and dispositions during these periods have materially affected the comparability of our year-to-year financial data. We completed the divestiture of our Norwegian subsidiary on May 14, 2009. The results of operations and financial position of this subsidiary are classified as discontinued operations for all periods presented.
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

Summary Financial Data (1)
	Year Ended December 31,
(Amounts in thousands, except per share data)	2010	2009	2008	2007	2006

Summary Income Statement Data:
Revenues	$71,675	$62,293	$170,781	$135,876	$24,881
Operating Profit (Loss)	1,327	(50,398)	18,236	23,778	(11,516)
Net Income (Loss) to Common Shareholders	54,304	(62,206)	45,681	(60,315)	(8,829)

Net Income (Loss) Per
Common Share — Basic:
Continuing Operations	$2.34	$(5.84)	$0.82	$(3.50)	$(0.56)
Discontinued Operations	—	2.50	1.67	0.07	(0.14)

Total	$2.34	$(3.34)	$2.49	$(3.43)	$(0.70)

Net Income (Loss) Per Common Share — Diluted:
Continuing Operations	$1.95	$(4.70)	$0.59	$(3.50)	$(0.56)
Discontinued Operations	—	2.50	1.20	0.07	(0.14)

Total	$1.95	$(2.20)	$1.79	$(3.43)	$(0.70)

Summary Balance Sheet Data:
Working Capital	$71,145	$24,885	$22,902	$37,198	$47,431
Total Assets	750,287	538,879	737,470	747,623	774,470
Debt	345,306	223,385	227,855	266,250	306,250
Convertible Preferred Stock	53,152	59,058	125,000	125,000	125,000
Equity	154,618	60,133	117,971	70,149	116,828

Endeavour International Corporation

(1)	Includes the following:

• acquisition of producing properties and exploration acreage in the U.S. in 2009 and 2010;

• disposition of our interests in the Cygnus reserves in 2010 for a gain of $87.2 million;

• acquisition of Talisman Expro Limited in November 2006;

• acquisition of working interests in the Enoch and Bacchus prospects in 2006; and

• unrealized gains (losses) on derivatives of $12.3 million, $(55.6) million, $76.7 million, $(89.1) million and $34.5 million in 2010, 2009, 2008, 2007 and 2006, respectively.
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
Overview
We are an international oil and gas exploration and production company focused on the acquisition, exploration and development of energy reserves and resources. Historically, we have focused our operations in the North Sea, but have expanded our focus to target U.S. onshore resource plays with shorter production-cycle times and compelling risk/return profiles.
Implementing this shift in strategy over the last several years has required measured and specific steps. From inception in 2004 through the end of 2007, we built a portfolio of production and development assets in the UK and Norway through acquisition, exploration and development activities. During 2008, these assets generated sufficient cash flow to repay $32 million of debt while continuing to support our capital program. We sought to identify opportunities that would shorten production-cycle times and provide cash flow while still fitting into our balanced,

Endeavour International Corporation
disciplined approach. To strike that new balance in our portfolio, the 2008 capital program included participation in our first two U.S. exploration wells.
In May 2009, we sold our assets and operations in the Norwegian sector of the North Sea for $150 million. We then looked to further balance the capital intensive, long lead-time nature of our North Sea assets with entry into the onshore U.S. in active hydrocarbon producing areas. We targeted U.S. onshore petroleum systems that we believe have shorter production-cycle times and compelling risk/return profiles. Proceeds from the sale of our Norwegian operations enabled us to complete acquisitions of U.S. onshore interests, providing us with acreage positions and production in the Haynesville and Marcellus areas. We also purchased additional acreage, providing exposure to emerging resource plays in Alabama and Montana.
On October 19, 2010 we completed the Cygnus Sale for $110 million. Upon the closing of this transaction, we recognized a gain of $87.2 million. The cash proceeds were not burdened by any taxes payable and are primarily being used to accelerate our development projects and fund our purchase of an additional 20% in the Bacchus field, which we closed this acquisition in February 2011.
Our North Sea activities and assets represented the majority of our activity in 2008. During 2009, our North Sea assets continued to represent the primary focus of our activities, but we also began pursuing activity in the U.S. and sold our Norwegian assets and operations. Our major development projects — Bacchus, Columbus, Cygnus and Rochelle — continued to move toward development throughout the year with appraisal wells drilled at Cygnus and Rochelle in early 2009. In the U.S., we expanded our operations primarily by completing the acquisitions of exploration acreage and producing properties in 2009. During 2010, we expanded our U.S. production and operations and sold Cygnus, while advancing our remaining development projects in the U.K.
Our realized price per BOE, before derivatives, increased from $44.44 per BOE in 2009 to $47.72 per BOE in 2010. Our revenues have increased from $62.3 million for the year ended December 31, 2009 to $71.7 million for 2010 primarily as a result of higher commodity prices before the effect of our hedging activities, and higher production volumes from our producing assets. Increases in prices in the first half of 2008, largely as a result of oil prices climbing to record levels in the summer of 2008 and gas prices in our markets improving, helped our revenue grow to $170.8 million in 2008, however the subsequent decrease in commodity prices and normal declines in our production during 2009 let to a substantial reduction in our revenues to $62.3 million for the year. In addition, we had revenues from our Norwegian assets included in discontinued operations of $17.6 million and $89.7 million for the years ended December 31, 2009 and 2008, respectively. We sold our Norwegian assets in May 2009.
Net income can be significantly affected by various non-cash items, such as unrealized gains and losses on our commodity derivatives, currency impact of long-term liabilities and deferred taxes. Cash flow provided by (used in) operations was $17.0 million in 2010 versus $55.7 million in 2009 and $133.2 million in 2008. Discretionary Cash Flow was $21.1 million in 2010 compared to $71.4 million in 2009 and $121.1 million in 2008. The decreases in cash flow provided by operations and Discretionary Cash Flow primarily reflect our declines in realized prices and

Endeavour International Corporation
increasing interest costs, partially offset by lower operating expenses. Adjusted EBITDA was $124.8 million in 2010, as compared to $64.6 million in 2009 and $176.6 million in 2008. These fluctuations in Adjusted EBITDA are also primarily due to the changes in our realized prices, interest expense and operating costs. In addition, Adjusted EBITDA for 2010 includes the gain on the Cygnus Sale.
For 2010, net income to common stockholders was $54.3 million for 2010, representing $1.95 per diluted share, including the gain on the Cygnus Sale of $87.2 million. Net loss to common stockholders was $(62.2) million for 2009, or $(2.20) per diluted share, including a gain on the sale of our discontinued operations, an impairment of oil and gas properties, significant unrealized losses on the mark-to-market of commodity derivatives and a non-cash preferred stock dividend upon the valuation of the redemption and modification of a portion of our Series C Preferred Stock. Net income to common stockholders for 2008 was $45.7 million, or $1.79 per diluted share, including impairment of oil and gas properties and significant unrealized gains on the mark-to-market of commodity derivatives.
Net income as adjusted for 2010 would have been $57.4 million without the effect of impairments, derivative transactions and currency impacts of deferred taxes. Net income as adjusted for 2009 would have been $41.1 million, as compared to net income as adjusted of $16.5 million in 2008.
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
For definitions of net income as adjusted, Adjusted EBITDA and Discretionary Cash Flow, and a reconciliation of these non-GAAP measures to the appropriate GAAP measure, please see “Reconciliation of Non-GAAP Accounting Measures.”
Results of Operations
Our revenues and sales volumes have fluctuated significantly during the last three years primarily due to the following:
•	As a result of substantially increased oil prices and increased sales from our U.S. operations, partially offset by decreases in natural gas prices, our revenues have increased from $62.3 million for the period ended December 31, 2009 to $71.7 million as of December 31, 2010.

•	U.S. production reflects the results of our purchase of producing assets in October 2009 and ongoing drilling in 2010, primarily in the Haynesville area.

Endeavour International Corporation
•	In the first quarter of 2009, we suspended production at the IVRRH, Renee and Rubie fields due to high operating costs.

•	In the U.K., natural production declines at certain of our fields have not been offset by infield drilling resulting in production decreases at certain fields, particularly in 2010 and 2009 at our largest producing gas field — Goldeneye.

•	Sale of our discontinued operations in Norway in May 2009.
The following table shows our annual average sales volumes, sales prices and average production costs. None of our current producing fields represent more than 15% of our total proved reserves during 2009 or 2008. At December 31, 2010, the Woodardville field, in the Haynesville area, represented more than 15% of our proved reserves. Woodardville, which was part of our U.S. acquisitions in 2009, is a gas field and represented 1,865 MMcf and 204 MMcf of our gas sales in 2010 and 2009, respectively.
At December 31, 2009, the Goldeneye field, in the UK, represented more than 15% of our proved reserves. The Goldeneye field in the U.K. had gas sales volumes of 2,990 MMcf, 3,670 MMcf and 6,400 MMcf of in 2010, 2009 and 2008, respectively. The Goldeneye field also had oil sales volumes of 85 Mbbls, 108 Mbbls and 205 Mbbls in 2010, 2009 and 2008, respectively.
Certain of our non-producing North Sea development assets each represent more than 15% of our proved reserves during the last three years, specifically the East Rochelle field in 2010 and 2009 and the Columbus field in 2009. As these fields do not have any current sales or production, they have not been separately identified.

Endeavour International Corporation

	Year Ended December 31,
	2010	2009	2008

Sales volume (1)
Oil and condensate sales (Mbbls):
United Kingdom	545	690	1,032
United States	6	4	—

Continuing operations	551	694	1,032
Discontinued operations — Norway	—	310	726

Total	551	1,004	1,758

Gas sales (MMcf):
United Kingdom	3,071	3,743	6,532
United States	2,636	320	—

Continuing operations	5,707	4,063	6,532
Discontinued operations — Norway	—	686	2,322

Total	5,707	4,749	8,854

Oil equivalent sales (MBOE)
United Kingdom	1,057	1,314	2,121
United States	445	58	—

Continuing operations	1,502	1,372	2,121
Discontinued operations — Norway	—	425	1,113

Total	1,502	1,797	3,234

Total BOE per day	4,115	4,923	8,835

Physical production volume (BOE per day) (2):
United Kingdom	2,904	3,669	5,804
United States	1,221	162	—

Continuing operations	4,125	3,831	5,804
Discontinued operations — Norway	—	1,156	3,033

Total	4,125	4,987	8,837

Realized Prices (3)
Oil and condensate price ($ per Bbl):
Before commodity derivatives	$76.39	$52.15	$90.53
Effect of commodity derivatives	(5.61)	22.51	(14.50)

Realized prices including commodity derivatives	$70.78	$74.66	$76.03

Gas price ($ per Mcf):
Before commodity derivatives	$5.18	$5.77	$11.44
Effect of commodity derivatives	0.27	2.69	(0.35)

Realized prices including commodity derivatives	$5.45	$8.46	$11.09

Equivalent oil price ($ per BOE):
Before commodity derivatives	$47.72	$44.44	$80.54
Effect of commodity derivatives	(1.03)	19.71	(8.84)

Realized prices including commodity derivatives	$46.69	$64.15	$71.70

Operating Costs ($ per BOE)(4)	$10.22	$12.97	$14.40

Endeavour International Corporation
(1)	We record oil revenues on the sales method, i.e. when delivery has occurred. We use the entitlements method to account for sales of gas production.

(2)	Physical production may differ from sales volumes based on the timing of tanker liftings for our international sales.

(3)	The average sales prices reflect both our continuing and discontinued operations and include realized gains and losses for derivative contracts we utilize to manage price risk related to our future cash flows.

(4)	Operating costs reflect both our continuing and discontinued operations and are costs incurred to operate and maintain our wells and related equipment and include cost of labor, well service and repair, location maintenance, power and fuel, transportation, cost of product and production related general and administrative costs.
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
The markets in which we sell our oil and natural gas also materially impact our revenues and cash flows. Oil trades on a worldwide market, and, consequently, price movements for all types and grades of crude oil generally trend in the same direction and within a relatively narrow price range. However, natural gas prices vary among geographic areas as the prices received are largely impacted by local supply and demand conditions as the global transportation infrastructure for natural gas is still developing. As such, the oil we produce and sell is typically in line with global prices, whereas our natural gas is to a large extent impacted by regional supply and demand issues and to a lesser extent by global fuel prices, including oil and coal. Specifically, we sold a majority of our gas in 2009 and 2008 into the U.K. market, which is very sensitive to and impacted by tighter European gas supplies and gas deliveries from Russia. Therefore, the price for natural gas in the U.K. market is typically higher than the price for natural gas in other geographic regions and markets, including the U.S.
We utilize various oil and gas derivative instruments to achieve a more predictable cash flow by reducing our exposure to price fluctuations. Hedge accounting has not been elected for these instruments resulting in the application of mark-to-market accounting — effectively pulling forward into current periods the non-cash gains and losses from commodity price fluctuations relating to all future delivery periods. The derivative instruments cover a portion of our production through 2012. The significant volatility in commodity prices and the multi-year nature of the derivative instruments leads to large fluctuations in the fair market value of the derivative instruments at the end of each year. This non-cash change in the fair market value is recorded in unrealized gains (losses) on derivatives in the income statement. The realized prices above show the effect of the cash settlements for our derivative instruments each year. We expect to continue to have fluctuations in net earnings for the change in the fair market value each period as commodity prices fluctuate based on all remaining unsettled contracts. See Note 18 to our consolidated financial statements in this Annual Report on Form 10-K for additional information on these derivatives.

Endeavour International Corporation
Operating Expenses
For 2010, operating expenses decreased to $15.3 million as compared to $17.8 million for 2009. Operating costs per BOE decreased to $10.22 per BOE for 2010 from $12.97 per BOE for 2009. Beginning with the fourth quarter of 2009, our U.S. operations began to be an increasing portion of our total expenses. On average, our U.S. operations have lower operating costs per BOE than our U.K. operations, thereby lowering our overall operating costs and operating costs per BOE.
For 2009, operating expenses decreased to $17.8 million as compared to $32.3 million for 2008. Operating costs per BOE decreased to $12.97 per BOE for 2009 from $14.40 per BOE for 2008. In general, the changes in operating costs from 2008 to 2009 reflect the higher fuel costs in 2008 at a non-operated facility which gathered production from our IVRRH, Renee and Rubie fields and then the absence of those costs when we suspended production from those fields in 2009.
DD&A and Impairment of Oil and Gas Properties
Decreased depreciation, depletion and amortization (“DD&A”) expense from 2009 to 2010 reflects lower DD&A rates that result from impairments in oil and gas properties in early 2009 and during 2010 and the increasing proportion of U.S. sales volumes to total sales volumes. Our U.S. assets have a lower DD&A rate due to their lower cost structure. As a consequence, as U.S. sales become a larger portion of our total sales, the lower DD&A rate related to our U.S. properties drives our average DD&A rate lower.
In 2010, we recorded $7.7 million in impairment of oil and gas properties in the U.S., pre-tax, through the application of the full cost ceiling test due to lower U.S. gas prices in the first quarter. At December 31, 2010, the prices used to determine the estimates of future cash inflows were $79.37 per Bbl for oil and $6.58 per Mcf for gas.
In 2009, we recorded $43.9 million in impairment of oil and gas properties, pre-tax, through the application of the full cost ceiling test. At December 31, 2009, the prices used to determine the estimates of future cash inflows were $60.40 per Bbl for oil and $4.96 per Mcf for gas.
General and Administrative (“G&A”) Expenses
Our G&A expenses increased from $17.0 million in 2009 to $18.4 million for 2010 as a result of an increase in employee compensation expense due to expanding U.S. operations and increased consulting costs and related employee costs, that pertain to our expanding U.S. operations. The increase in G&A expense from $15.9 million in 2008 to $17.0 million in 2009 was a result of an increase in employee compensation and consulting fees associated with the additional staff to pursue our expanding development projects in the U.K. Much of this increase in staff costs was offset by recoveries from our partner on the development project we operate.
Components of G&A expenses for these periods are as follows:

Endeavour International Corporation

	Year Ended December 31,
(Amounts in thousands)	2010	2009	2008

Compensation	$18,110	$14,659	$11,203
Consulting, legal and accounting fees	5,843	5,118	4,679
Occupancy costs	1,158	982	1,130
Other expenses	2,730	1,364	4,005

Total gross cash G&A expenses	27,841	22,123	21,017

Non-cash stock-based compensation	3,692	2,612	2,928

Gross G&A expenses	31,533	24,735	23,945
Less: capitalized G&A expenses	(13,118)	(7,769)	(8,013)

Net G&A expenses	$18,415	$16,966	$15,932

Interest Expense and Other
The increase in interest expense from $16.6 million in 2009 to $34.6 million in 2010 reflects the increases in interest expense that occurred as a result of several changes in our outstanding debt obligations, beginning in the fourth quarter of 2009 and continuing through 2010.
In the fourth quarter of 2009, we issued $50 million of Subordinated Notes in connection with the redemption and modification of our Series C Preferred Stock. During the first quarter of 2010, we borrowed $25 million under the Junior Facility. In August 2010, we borrowed $150 million under the Senior Term Loan and repaid all outstanding balances under the Senior Bank Facility and the Junior Facility. In connection with the repayment of the Senior Bank and Junior Facilities, we expensed the remaining deferred financing costs of $1.2 million related to these instruments. In October 2010 we borrowed an additional $10 million under the Senior Term Loan. At December 31, 2010, we recorded $28.2 million in interest expense related to our debt and $10.3 million in deferred financing expense; offset by $3.9 million in capitalized interest.
The decrease in interest expense from $23.0 million in 2008 to $16.6 million in 2009 reflects the partial repayment of outstanding balances under our Senior Bank Facility with a portion of the proceeds from the sale of our Norwegian operations and lower interest rates.
Income Taxes
The following summarizes the components of tax expense (benefit):

Endeavour International Corporation

				Total	Discontinued
				Continuing	Operations —
(Amounts in thousands)	U.K.	U.S.	Other	Operations	Norway	Total

Year Ended December 31, 2010:
Net income (loss) before taxes	$90,160	$(30,978)	$(3,439)	$55,743	$—	$55,743

Current tax (benefit) expense	2,734	—	(154)	2,580	—	2,580
Deferred tax (benefit) expense	(2,388)	—	(929)	(3,317)	—	(3,317)
Foreign currency losses on deferred tax liabilities	—	—	(51)	(51)	—	(51)

Total tax (benefit) expense	346	—	(1,134)	(788)	—	(788)

Net income (loss) after taxes	$89,814	$(30,978)	$(2,305)	$56,531	$—	$56,531

Year Ended December 31, 2009:
Net income (loss) before taxes	$(52,041)	$(31,167)	$(11,479)	$(94,687)	$51,963	$(42,724)

Current tax expense	(5,739)	40	(26)	(5,725)	(603)	(6,328)
Deferred tax expense	(20,260)	(20)	(35)	(20,315)	4,791	(15,524)
Foreign currency gains on deferred tax liabilities	18,882	—	—	18,882	1,241	20,123

Total tax expense	(7,117)	20	(61)	(7,158)	5,429	(1,729)

Net income (loss) after taxes	$(44,924)	$(31,187)	$(11,418)	$(87,529)	$46,534	$(40,995)

Year Ended December 31, 2008:
Net income (loss) before taxes	$66,129	$(11,969)	$(4,185)	$49,975	$63,244	$113,219

Current tax (benefit) expense	11,158	—	10	11,168	27,879	39,047
Deferred tax (benefit) expense	22,673	—	303	22,976	15,415	38,391
Foreign currency losses on deferred tax liabilities	(10,028)	—	—	(10,028)	(10,681)	(20,709)

Total tax (benefit) expense	23,803	—	313	24,116	32,613	56,729

Net income (loss) after taxes	$42,326	$(11,969)	$(4,498)	$25,859	$30,631	$56,490

We currently do not record tax benefits due to losses in the U.S. as there was no assurance that we could generate any U.S. taxable earnings, resulting in a full valuation allowance of all deferred tax assets generated. Therefore, our income tax expense relates primarily to our operations in the U.K. and our discontinued operations in Norway. Income tax benefit decreased in 2010 as a result of the decrease in U.K. revenues due primarily to lower sales volumes, partially offset by the increase in production revenue taxes (“PRT”) in the U.K. as our allowances for oil production at PRT eligible fields expired. In addition, the gain on the Cygnus sales was non-taxable.
Income taxes decreased in 2009 from 2008 to a benefit of $7.2 million reflecting the decrease in revenues and the weakening of the U.S. dollar versus the U.K. pound. Income tax expense in 2008 represents the significant increase in revenues as a result of higher realized prices, the strengthening of the U.S. dollar versus the U.K. pound and the shift in anticipated capital expenditures from late 2008 to early 2009.

Endeavour International Corporation
Liquidity and Capital Resources
Capital Expenditures
We spent $106.3 million, $88.6 million and $88.5 million on our oil and gas capital program, excluding acquisitions, in 2010, 2009 and 2008, respectively. We spent $23.9 million in 2010, $16.5 million in 2009 and $25.6 million in 2008 on development activities in both the U.S. and UK. We also spent $82.4 million, $72.1 million and $62.9 million in 2010, 2009 and 2008, respectively, on exploration and appraisal activities, primarily related to our new operations in the U.S. In addition, we incurred $43.7 million, $32.2 million and $2.2 million during 2010, 2009 and 2008, respectively, related to our acquisitions, primarily located in the U.S.
Capital Resources

	Year Ended December 31,
(Amounts in thousands)	2010	2009

Cash	$99,267	$27,287
Restricted Cash	$31,776	$2,879
Debt, including current maturities	$(345,306)	$(223,385)

Debt, net of Cash	$(214,263)	$(193,219)

	Year Ended December 31,
	2010	2009

Net cash provided by operating activities	$17,019	$55,711

Net cash provided by (used in) investing activities	$(56,314)	$31,120

Net cash provided by (used in) financing activities	$111,275	$(97,700)

Our primary sources of financial resources and liquidity are cash on hand, internally generated cash flows from operations and access to the credit and capital markets, to the extent available. Significant issuances and repayments of debt and equity, as well as the uses of the net proceeds, in 2010, 2009, and 2008 were as follows:
•	completed the Cygnus Sale for $110 million in cash in October 2010;

•	entered into a $160 million Senior Term Loan during 2010 Loan in August 2010;

•	repaid and terminated the Senior Bank Facility and the $25 million Junior Facility;

•	completed a registered direct offering of common stock, in connection with the Senior Term Loan, to sell 1.3 million shares of our common stock for aggregate cash consideration of approximately $10.1 million, after expenses;

•	completed a private placement of our common stock, pursuant to a Common Stock Purchase Agreement, selling 3.4 million shares for aggregate net cash consideration of approximately $20.5 million in February 2010;

Endeavour International Corporation
•	repaid $63.1 million of net debt in 2009;

•	redeemed $75 million of the Series C Convertible Preferred Stock in the fourth quarter of 2009 with $25 million in cash and $50 million subordinated notes;

•	repaid the $75 million second lien term loan in the first quarter of 2008; and

•	issued $40 million of 11.5% Convertible Bonds in the first quarter of 2008.
Cash flow from operations decreased to $17.0 million for 2010 from $55.7 million for 2009 primarily due to a $10.2 million loss related to the early termination of commodity derivatives, lower gas prices in the U.S., lower realizations from our commodity derivatives as higher priced oil collars expired at the end of 2009 and increased interest expense following our issuance of the Senior Term Loan in third quarter of 2010 and our issuance of the Subordinated Notes in fourth quarter of 2009. Cash flow from operations decreased to $55.7 million for 2009 from $133.2 million for 2008 primarily due to lower realized commodity prices and lower sales volumes, particularly the reduction in gas sales as a result of production declines at Goldeneye.
In 2010, we utilized our cash flow from operations, equity issuances and debt issuances to fund our capital needs and repay a portion of outstanding debt. The proceeds from the Cygnus Sale in the fourth quarter of 2010 are intended to partially fund our capital needs in 2011. During 2009, we principally relied on cash flow from operations and proceeds from our sale of Norwegian assets to fund our capital needs and repay a portion of outstanding debt and preferred stock.
In August 2010, we entered into the Senior Term Loan in the aggregate amount of $150 million, which was subsequently increased to $160 million. We used $66 million of the proceeds from this loan to repay in full the outstanding borrowings under the Senior Bank Facility and the Junior Facility. Following these repayments, both the Senior Bank Facility and the Junior Facility terminated in accordance with their terms.
In February 2010, we issued 3.4 shares of common stock in a private placement for aggregate net proceeds of $20.5 million. We also entered into a $25 million Junior Lending Facility, which had a maturity date of February 5, 2011, and interest at LIBOR plus 8%. The net proceeds from the private placement and the borrowing under the Junior Facility were used to partially fund our 2010 capital budget. We terminated the Junior Facility and repaid the outstanding indebtedness in its entirety on August 16, 2010, in connection with our entry into the Senior Term Loan, discussed above.
In connection with the repayment of the Senior Bank Facility in August 2010, we also terminated all of our outstanding commodity derivative positions for a realized loss of $10.2 million. Under the Senior Term Loan, we are required to re-establish our commodity derivatives to manage our cash flows from operations. In November 2010, we executed six natural gas and ten oil option contracts with three major counterparties. For additional information regarding our derivative contracts, see Note 18 to our consolidated financial statements in this Annual Report.
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
In the redemption and modification of the Series C Preferred Stock, we also reduced the annual dividend rate to 4.5% (from 8.5%), adjust the conversion price to $8.75 per share (from $17.50) and remove certain anti-dilution provisions.
See Note 9 and Note 12 to the Consolidated Financial Statements herein for additional discussion of our recent issuance of debt and equity. As more fully described in Note 9 to our audited consolidated financial statements herein, our outstanding bank facilities contain certain financial ratio covenants. We were in compliance with all financial and restrictive covenants of our debt obligations as of December 31, 2010 and 2009.
Operating, Investing and Financing Activities include the net cash flows from our discontinued operations which were sold in May 2009. For the years ended December 31, 2009 and 2008, our discontinued operations had net cash flows provided by (used in) operating activities of approximately $9.0 million and $38.8 million, respectively. These net cash flows were substantially offset by net cash used by investing activities of approximately $9.0 million and $34.7 million during 2009 and 2008, respectively.
Outlook
2011 Planned Capital Expenditures
We anticipate spending approximately $150 million during 2011 to fund our oil and gas activities in the U.S. and U.K., with approximately 60% of those expenditures anticipated to be focused on our U.K. assets. In the U.K., our activity during 2011 will be primarily concentrated on the Bacchus and Greater Rochelle development projects. At the Bacchus project, we plan to drill three production wells and install the infrastructure to allow first production in the second half of 2011. At the Greater Rochelle project, our focus will be completing engineering and procuring long lead-time equipment to prepare Greater Rochelle for a 2012 first production date from the East Rochelle area. We also intend to begin actual construction of the subsea infrastructure and modifications to the Scott platform to prepare it for production from the Greater Rochelle area. Additionally, we expect to continue to further our development program at our Columbus project, including ongoing engineering assessments for future production and commercial off-take solutions.
Our primary focus during 2011 in the U.S. will be in the Haynesville and Marcellus areas as we believe this acreage contains near-term production potential. The ongoing U.S. program and expenditures will be tailored based on early drilling results and U.S. gas prices in 2011. During 2011, we expect to further evaluate our two existing frontier plays in Alabama and Montana through the drilling of additional test wells.
We intend to fund our capital expenditures through cash on hand and cash flow generated from operations. The majority of our cash on hand was acquired through our capital raising activities in 2010, including our Senior Term Loan and the sale of our Cygnus asset. The timing, completion and progress of our 2011 capital program is subject to a number of factors, including availability of capital, drilling results, drilling and production costs, availability of drilling services and equipment, partner approvals and technical work. Based on these and other factors, we may increase or decrease our planned capital program or prioritize certain projects over others.

Endeavour International Corporation
2011 Liquidity and Capital Resources
Our primary sources of financial resources and liquidity are cash on hand, internally generated cash flows from operations and access to the credit and capital markets, to the extent available. We strive to synchronize our capital expenditures with our cash flow and cash on hand. We believe the combination of our available cash on hand and cash flow from operations will fund our capital expenditure program for 2011. In turn, our capital program should allow additional cash flows to be generated as Bacchus and additional U.S. wells begin production.
Our cash flows will be significantly impacted by the amount of oil and gas we produce and the price we obtain for our produced commodities. While we expect our 2011 production to increase over our 2010 production, that increase will not occur evenly throughout the year. Instead, the anticipated production increase will be deferred to the latter half of the year. We expect our production in 2011 will be significantly similar to the fourth quarter of 2010 until Bacchus reaches production and our U.S. drilling program begins produce from new wells. Each of these operational activities will have an impact on our 2011 production as follows:
•	Initial production date of the Bacchus field — We expect first production of the Bacchus field to commence in mid 2011. The precise initial production date and how long it may take for Bacchus to reach full production are key variables to our overall 2011 production.

•	U.S. drilling program results — We are continuing our drilling operations in the U.S. and expect to have additional production as new successful wells are completed. Currently, we have seven wells in the US that are either being completed or awaiting completion.

•	Flow testing at the Goldeneye field — In early December 2010, the Goldeneye field was shut-in due to flow assurance issues resulting from increased water production. As discussed earlier, the Goldeneye field is a mature gas field, nearing the end of its production life. In February 2011, production was re-started to commence flow trials which, when concluded, should help us determine how much more production may be expected from the Goldeneye field.
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

Endeavour International Corporation
Natural gas prices in the North Sea have been influenced by fuel prices around the world, including crude oil and coal. These prices are also impacted by European gas supplies, particularly deliveries from Russian gas supplies. In addition, regional supply and demand issues affect gas prices. U.S. gas prices have been impacted by increases in gas production from shale and other resources play drilling activities, thereby depressing U.S. gas prices in 2010.
Oil prices continue to be impacted by supply and demand on a worldwide basis. Although oil and gas prices have remained volatile, the full impact on our cash flows will be partially mitigated by our balance of gas to oil production and our commodity derivative positions. As of December 31, 2010, our outstanding commodity derivates covered 50% of our estimated 2011 production from our proved developed reserves.
2011 and 2012 Debt Maturities
Our 6% Convertible Notes mature in January 2012 and have an outstanding balance of $81.3 million as of December 31, 2010. In addition, our 11.5% Convertible Bonds have a conditional redemption right in 2012 and have an outstanding balance of $55.8 million as of December 31, 2010. Under the Senior Term Loan, the 6% Convertible Notes must be refinanced, extinguished or extended and the holder’s conditional redemption right on Endeavour’s 11.5% Convertible Bonds due 2014 must be terminated or extended prior to October 14, 2011. If these conditions are not met, the $160 million Senior Term Loan is payable in full on October 14, 2011. We are currently in discussions with several parties concerning this process and expect to extend, refinance or terminate the 6% Convertible Notes and the holder’s conditional redemption right on Endeavour’s 11.5% Convertible Bonds by mid-2011. However, there can be no assurance that efforts to refinance, terminate or extend will be successful, and covenants in our senior Term Loan place restrictions on our ability to use cash on hand to repay other debt, including the 6% Convertible Notes.
Non-GAAP Measures
Net income can be significantly affected by various non-cash items, such as unrealized gains and losses on our commodity derivatives, currency impact of long-term liabilities and deferred taxes. Given the significant impact that non-cash items may have on our net income, we use various measures in addition to net income and net cash provided by operating activities, including non-financial performance indicators and non-GAAP measures as key metrics to manage our business. These metrics demonstrate our ability to maintain or grow production levels and reserves, internally fund capital expenditures and service debt as well as provide comparisons to other oil and gas exploration and production companies. Net Income (Loss) as Adjusted, earnings before interest, taxes, depreciation, depletion and amortization adjusted for the early termination of commodity derivatives and income (loss) from discontinued operations (“Adjusted EBITDA”) and Discretionary Cash Flow are internal, supplemental measures of our performance that are not required by, or presented in accordance with GAAP. The calculations of these non-GAAP measures and the reconciliation of net income (loss) to these non-GAAP measures are provided below.

Endeavour International Corporation
We view these non-GAAP measures, and we believe that others in the oil and gas industry, securities analysts, investors, and other interested parties view these, or similar, non-GAAP measures, as commonly used analytic indicators to compare performance among companies in our industry and in the evaluation of issuers.
Because Net Income (Loss) as Adjusted, Adjusted EBITDA and Discretionary Cash Flow are not measures determined in accordance with GAAP and thus are susceptible to varying calculations, our non-GAAP measures as presented may not be comparable to similarly titled measures of other companies. Net Income (Loss) as Adjusted, Adjusted EBITDA and Discretionary Cash Flow have limitations as analytical tools, and you should not consider these measures in isolation, or as a substitute for analysis of our financial statement data presented in the consolidated financial statements as reported under GAAP.

Endeavour International Corporation

	Year Ended December 31,
(Amounts in thousands)	2010	2009	2008

Net income (loss)	$56,531	$(40,995)	$56,490

Depreciation, depletion and amortization	28,894	38,701	81,734
Impairment of oil and gas properties	7,692	43,929	36,970
Deferred tax expense (benefit)	(3,367)	4,599	17,682
Gain on sales	(87,171)	(47,308)	(258)
Unrealized (gain) loss on derivatives	(12,291)	55,598	(76,666)
Early termination of commodity derivatives	10,201	—	—
Other	20,632	16,835	5,114

Discretionary Cash Flow (1)	$21,121	$71,359	$121,066

Net income (loss)	$56,531	$(40,995)	$56,490
Impairment of oil and gas properties (net of tax) (2)	7,692	28,263	18,485
Unrealized (gain) loss on derivatives (net of tax) (3)	(6,820)	33,702	(37,743)
Currency impact on deferred taxes	(51)	20,123	(20,709)

Net Income as Adjusted	$57,352	$41,093	$16,523

Net income (loss)	$56,531	$(40,995)	$56,490

Unrealized (gain) loss on derivatives	(12,291)	55,598	(76,666)
Net interest expense	34,517	16,420	21,301
Depreciation, depletion and amortization	28,894	38,701	81,734
Impairment of oil and gas properties	7,692	43,929	36,970
Income tax expense (benefit)	(788)	(1,729)	56,729
Early termination of commodity derivatives	10,201	—	—
Gain on sale of discontinued operations	—	(47,308)	—

Adjusted EBITDA	$124,756	$64,616	$176,558

(1)	Discretionary Cash Flow is equal to cash flow from operating activities before the changes in operating assets and liabilities, excluding the early termination of commodity derivatives.

(2)	Net of tax benefits of none, $(15,666) and $(18,485) in 2010, 2009 and 2008, respectively.

(3)	Net of tax expense (benefit) of $5,471, $(21,896) and $38,923 in 2010, 2009 and 2008, respectively.

Endeavour International Corporation
Disclosures about Contractual Obligations and Commercial Commitments
The following table sets forth our obligations and commitments to make future payments under our lease agreements and other long-term obligations as of December 31, 2010:

	Payments due by Period
		Less
		than 1	1-3		After 5
(Amounts in thousands)	Total	Year	Years	3-5 Years	Years

Long-term debt
Principal	$349,575	$21,600	$261,021	$66,954	$—
Interest (1)	106,598	34,817	47,531	24,250	—
Asset retirement obligations	42,996	5,987	18,428	1,467	17,114
Operating leases for office leases and equipment	1,085	767	318	—	—

Total Contractual Obligations	$500,254	$63,171	$327,298	$92,671	$17,114

Off-Balance Sheet Arrangements
At December 31, 2010, we did not have any off-balance sheet arrangements.
Rig Commitments
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

Endeavour International Corporation
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
Our critical accounting policies are as follows:
Full Cost Accounting
Under the full cost method, all acquisition, exploration and development costs incurred for the purpose of finding oil and gas, are capitalized and accumulated in pools on a country-by-country basis. Capitalized costs include the cost of drilling and equipping productive wells; such as the estimated costs of dismantling and abandoning these assets, dry hole costs, lease acquisition costs, seismic and other geological and geophysical costs, delay rentals, costs related to such activities, certain directly-related employee costs and a portion of interest expense. Employee costs associated with production and other operating activities and general corporate activities are expensed in the period incurred.
Capitalized costs are limited on a country-by-country basis (the ceiling test). Under the ceiling test, if the capitalized cost of the full cost pool, net of deferred taxes, exceeds the ceiling limitation, the excess is charged as an impairment expense. The ceiling test limitation is calculated as the present value, discounted 10%, of:
•	the future net cash flows related to estimated production of proved reserves;

•	the effect of derivative instruments that qualify as cash flow hedges;

•	the lower of cost or estimated fair value of unproved properties; and

•	the expected income tax effects of the above items.
Future net cash flows use the average, first-day-of-the-month price for commodities during 2010 and 2009 and the year-end price for 2008.
We utilize a single cost center for each country where we have operations for amortization purposes. Any sales or other conveyances of properties are treated as adjustments to the cost of oil and gas properties with no gain or loss recognized unless the operations are suspended in the entire cost center or the conveyance is significant in nature.
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

Endeavour International Corporation
Significant unproved properties are assessed periodically for possible impairment or reduction in value. If a reduction in value has occurred, these property costs are considered impaired and are transferred to the related full cost pool. Geological and geophysical costs included in unproved properties are transferred to the full cost amortization base along with the associated leasehold costs on a specific project basis. Costs associated with wells in progress and wells pending determination are transferred to the amortization base once a determination is made whether or not proved reserves can be assigned to the property. Costs of dry holes are transferred to the amortization base immediately upon determination that the well is unsuccessful. Unproved properties whose acquisition costs are not individually significant are aggregated and the portion of such costs estimated to be ultimately nonproductive, based on experience, are amortized to the full cost pool over an average holding period.
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

Endeavour International Corporation
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
At December 31, 2010, we had $211.9 million of goodwill recorded related to past business combinations. This goodwill is not amortized, but is required to be assessed for impairment annually, or more often as facts and circumstances warrant. The first step of that process is to compare the fair value of the reporting unit to which goodwill has been assigned to the carrying amount of the associated net assets and goodwill. The reporting units used to evaluate and measure goodwill for impairment are determined from the manner in which the business is managed. We have determined we have a single reporting unit. Goodwill is tested annually at year end. Although we cannot predict when or if goodwill will be impaired, impairment charges may occur if we are unable to replace the value of our depleting asset base or if other adverse events (for example, lower sustained oil and gas prices) reduce the fair value of the reporting unit.
We completed our 2010 annual goodwill impairment test with no impairment indicated as the estimated fair value of our reporting unit was substantially greater than its book value. We considered our market capitalization based on average stock prices for 20 days before December 31, 2010.
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

Endeavour International Corporation
Estimating future asset retirement obligations requires us to make estimates and judgments regarding timing, amount and existence of a liability, as well as what constitutes adequate restoration. We use the present value of estimated cash flows related to our asset retirement obligations to determine fair value. Our liability is determined using significant assumptions, including current estimates of plugging and abandonment costs, inflation factors, the productive lives of wells and our risk-adjusted interest rate. In addition, there are other external factors which could significantly affect the ultimate settlement costs for these obligations including changes in environmental regulations and other statutory requirements, fluctuations in industry costs and advances in technology.
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
It is our policy to use authorized but unissued shares of stock when stock options are exercised. At December 31, 2010, we had approximately 1.4 million additional shares available for issuance pursuant to our existing stock incentive plan.
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

Endeavour International Corporation
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
At December 31, 2010, we had the following commodity derivative instruments outstanding:

	2011	2012	Total

Oil:
Fixed Price Puts (Mbbl)	144	40	184
Weighted Average Price ($/Barrel)	$90.18	$91.85	90.55

Gas: (1)
Fixed Price Puts (MMcf)	118	55	173
Weighted Average Price ($/Mcf)	$7.48	$8.20	7.71

(1)	Gas derivative contracts are designated in therms and have been converted to Mcf at a rate of 10 therm to 1 Mcf. The exchange rate at December 31, 2010 was $1.54 to £1.00.
The fair value of our commodity derivatives was $2.0 million at December 31, 2010.
Interest Rate Risk
Our exposure to changes in interest rates is not significant as all of our borrowings are subject to fixed interest rates. Changes in interest rates only affect the interest earned on cash and cash equivalents.

Endeavour International Corporation
Item 8. Financial Statements and Supplementary Data
Report of Independent Registered Public Accounting Firm
The Board of Directors and Stockholders
Endeavour International Corporation:
We have audited the accompanying consolidated balance sheets of Endeavour International Corporation and subsidiaries as of December 31, 2010 and 2009, and the related consolidated statements of operations, stockholders’ equity and comprehensive income, and cash flows for each of the years in the three-year period ended December 31, 2010. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.
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
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Endeavour International Corporation and subsidiaries as of December 31, 2010 and 2009, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2010, in conformity with U.S. generally accepted accounting principles.
As discussed in note 2 to the consolidated financial statements, effective December 31, 2009, the Company has changed it reserve estimates and related disclosures as a result of adopting new oil and gas reserve estimation and disclosure requirements.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Endeavour International Corporation’s internal control over financial reporting as of December 31, 2010, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated March 10, 2011, expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.
/S/ KPMG LLP
Houston, Texas
March 10, 2011

Endeavour International Corporation
Consolidated Balance Sheets
(Amounts in thousands)

	December 31,
	2010	2009

Assets
Current Assets:
Cash and cash equivalents	$99,267	$27,287
Restricted cash	31,776	2,879
Accounts receivable	8,068	14,800
Prepaid expenses and other current assets	8,718	10,118

Total Current Assets	147,829	55,084

Property and Equipment, Net ($161,430 and $154,553 not subject to amortization at 2010 and 2009, respectively)	364,677	266,587
Goodwill	211,886	211,886
Other Assets	25,895	5,322

Total Assets	$750,287	$538,879

See accompanying notes to condensed consolidated financial statements.

Endeavour International Corporation
Consolidated Balance Sheets
(Amounts in thousands)

	December 31,
	2010	2009

Liabilities and Stockholders’ Equity
Current Liabilities:
Accounts payable	$32,442	$12,401
Current maturities of debt	21,600	—
Accrued expenses and other	22,642	17,798

Total Current Liabilities	76,684	30,199

Long-Term Debt	323,706	223,385
Deferred Taxes	77,200	80,692
Other Liabilities	64,927	85,412

Total Liabilities	542,517	419,688

Commitments and Contingencies

Series C Convertible Preferred Stock:
Face value (liquidation preference)	45,000	50,000
Net non-cash premiums under fair value accounting on redemption	8,152	9,058

Total Series C Convertible Preferred Stock	53,152	59,058

Stockholders’ Equity:
Series B preferred stock (Liquidation preference: $3,273 and $3,115 at 2010 and 2009, respectively)	—	—
Common stock; shares issued and outstanding (24,784 and 18,803 shares at 2010 and 2009, respectively)	25	19
Additional paid-in capital	287,995	247,820
Treasury stock, at cost (72 and 72 shares at 2010 and 2009, respectively)	(587)	(587)
Accumulated deficit	(132,815)	(187,119)

Total Stockholders’ Equity	154,618	60,133

Total Liabilities and Stockholders’ Equity	$750,287	$538,879

See accompanying notes to condensed consolidated financial statements.

Endeavour International Corporation
Consolidated Statement of Operations
(Amounts in thousands, except per share data)

	Year Ended December 31,
	2010	2009	2008

Revenues	$71,675	$62,293	$170,781

Cost of Operations:
Operating expenses	15,347	17,776	32,317
Depreciation, depletion and amortization	28,894	34,020	67,326
Impairment of oil and gas properties	7,692	43,929	36,970
General and administrative	18,415	16,966	15,932

Total Expenses	70,348	112,691	152,545

Income (Loss) From Operations	1,327	(50,398)	18,236

Other Income (Expense):
Derivatives:
Realized gains (losses)	(11,753)	35,422	(28,578)
Unrealized gains (losses)	12,291	(55,598)	76,666
Interest expense	(34,592)	(16,630)	(22,975)
Gain on sale of reserves in place	87,171	—	—
Interest income and other	1,299	(7,483)	6,626

Total Other Income (Expense)	54,416	(44,289)	31,739

Income (Loss) Before Income Taxes	55,743	(94,687)	49,975
Income Tax Expense (Benefit)	(788)	(7,158)	24,116

Income (Loss) from Continuing Operations	56,531	(87,529)	25,859

Discontinued Operations, net of tax:
Income (loss) from operations	—	(774)	30,631
Gain on sale	—	47,308	—

Income (Loss) from Discontinued Operations	—	46,534	30,631

Net Income (Loss)	56,531	(40,995)	56,490

Preferred Stock Dividends:
Dividends declared	2,227	9,757	10,809
Non-cash charge under fair value accounting upon redemption	—	11,454	—

Total Preferred Stock Dividends	2,227	21,211	10,809

Net Income (Loss) to Common Stockholders	$54,304	$(62,206)	$45,681

Basic Net Income (Loss) per Common Share:
Continuing operations	$2.34	$(5.84)	$0.82
Discontinued operations	—	2.50	1.67

Total	$2.34	$(3.34)	$2.49

Diluted Net Income (Loss) per Common Share:
Continuing operations	$1.95	$(4.70)	$0.59
Discontinued operations	—	2.50	1.20

Total	$1.95	$(2.20)	$1.79

Weighted Average Number of Common Shares Outstanding:
Basic	23,252	18,613	18,330

Diluted	28,886	18,613	25,473

See accompanying notes to condensed consolidated financial statements.

Endeavour International Corporation
Consolidated Statement of Cash Flows
(Amounts in thousands)

	Year Ended December 31,
	2010	2009	2008
Cash Flows from Operating Activities:
Net income (loss)	$56,531	$(40,995)	$56,490
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation, depletion and amortization	28,894	38,701	81,734
Impairment of oil and gas properties	7,692	43,929	36,970
Deferred tax expense (benefit)	(3,367)	4,599	17,682
Unrealized (gains) losses on derivatives	(12,291)	55,598	(76,666)
Gain on sales	(87,171)	(47,308)	(258)
Non-cash interest expense	8,764	5,464	4,496
Amortization of deferred financing costs	10,262	4,963	7,279
Other	1,606	6,408	(6,920)
Changes in operating assets and liabilities:
Decrease in receivables	6,732	3,978	9,795
(Increase) decrease in other current assets	(4,668)	7,489	(3,745)
Increase (decrease) in liabilities	4,035	(27,115)	6,323

Net Cash Provided by Operating Activities	17,019	55,711	133,180

Cash Flows From Investing Activities:
Capital expenditures	(92,007)	(99,241)	(64,194)
Acquisitions	(43,726)	(32,152)	(2,176)
Proceeds from sales, net of cash	108,316	144,653	259
(Increase) decrease in restricted cash	(28,897)	17,860	1,260

Net Cash Provided by (Used in) Investing Activities	(56,314)	31,120	(64,851)

Cash Flows From Financing Activities:

Repayments of borrowings	(75,342)	(64,458)	(120,000)
Borrowings under debt agreements	185,000	1,400	88,000
Redemption of preferred stock	—	(25,000)	—
Proceeds from issuance of common stock	30,181	—	—
Dividends paid	(2,070)	(9,625)	(10,625)
Financing costs paid	(26,590)	—	(3,538)
Other financing	96	(17)	(450)

Net Cash Provided by (Used in) Financing Activities	111,275	(97,700)	(46,613)

Net Increase (Decrease) in Cash and Cash Equivalents	71,980	(10,869)	21,716
Cash and Cash Equivalents, Beginning of Period	27,287	38,156	16,440

Cash and Cash Equivalents, End of Period	$99,267	$27,287	$38,156

Cash and Cash Equivalents, End of Period:
Continuing operations	$99,267	$27,287	$31,421
Discontinued operations	—	—	6,735

Total	$99,267	$27,287	$38,156

See accompanying notes to condensed consolidated financial statements.

Endeavour International Corporation
Consolidated Statement of Stockholders’ Equity
(Amounts in thousands)

				Accumulated
			Additional	Other		Total	Total
	Common	Treasury	Paid-In	Comprehensive	Accumulated	Stockholder’s	Comprehensive
	Stock	Stock	Capital	Loss	Deficit	Equity	Income (Loss)

Balance, January 1, 2008	$19	$—	$241,647	$(923)	$(170,594)	$70,149
Preferred stock dividend	—	—	—	—	(10,809)	(10,809)
Amortization of deferred compensation	—	—	3,226	—	—	3,226
Treasury stock repurchase	—	(450)	—	—	—	(450)
Other	—	—	(293)	—	—	(293)
Comprehensive Income:
Net Income	—	—	—	—	56,490	56,490	$56,490
Other comprehensive loss (net of tax):
Unrealized loss on derivative instruments, net of tax	—	—	—	(342)	—	(342)	(342)
Unrealized gain (loss) on available-for-sale securities	—	—	—	(1)	—	(1)	—

Balance, December 31, 2008	$19	$(450)	$244,580	$(1,266)	$(124,913)	$117,970	$56,148

Preferred stock dividend	—	—	—	—	(21,211)	(21,211)
Amortization of deferred compensation	—	—	3,163	—	—	3,163
Treasury stock repurchase	—	(137)	—	—	—	(137)
Other	—	—	77	—	—	77
Comprehensive Loss:
Net Loss	—	—	—	—	(40,995)	(40,995)	(40,995)
Other comprehensive income (net of tax):
Unrealized loss on derivative instruments, net of tax	—	—	—	1,194	—	1,194	1,194
Unrealized gain (loss) on available-for-sale securities	—	—	—	72	—	72	72

Balance, December 31, 2009	$19	$(587)	$247,820	$—	$(187,119)	$60,133	$(39,729)

See accompanying notes to condensed consolidated financial statements.

Endeavour International Corporation
Consolidated Statement of Stockholders’ Equity
(Amounts in thousands)

				Accumulated
			Additional	Other		Total	Total
	Common	Treasury	Paid-In	Comprehensive	Accumulated	Stockholder’s	Comprehensive
	Stock	Stock	Capital	Loss	Deficit	Equity	Income (Loss)

Balance, December 31, 2009	$19	$(587)	$247,820	$—	$(187,119)	$60,133

Preferred stock dividend	—	—	—	—	(2,227)	(2,227)
Common stock issuance	5	—	30,176	—	—	30,181
Series C preferred stock conversion	1	—	5,906	—	—	5,907
Amortization of deferred compensation	—	—	3,660	—	—	3,660
Other	—	—	433	—	—	433
Comprehensive Loss:
Net Income (Loss)	—	—	—	—	56,531	56,531	$56,531

Balance, December 31, 2010	$25	$(587)	$287,995	$—	$(132,815)	$154,618	$56,531

See accompanying notes to condensed consolidated financial statements.

Endeavour International Corporation
Notes to Consolidated Financial Statements
(Amounts in thousands, except per unit data)
Note 1 — Description of Business
Endeavour International Corporation is an independent oil and gas company engaged in the exploration, development, production and acquisition of energy reserves in the U.S. and U.K. Endeavour was incorporated under the laws of the state of Nevada on January 13, 2000. As used in these Notes to Consolidated Financial Statements, the terms “Endeavour”, “we”, “us”, “our” and similar terms refer to Endeavour International Corporation and, unless the context indicates otherwise, its consolidated subsidiaries.
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
These accounting principles require management to use estimates, judgments and assumptions that affect the amounts of assets, liabilities, revenues and expenses reported herein. While management reviews its estimates, actual results could differ from those estimates.
Management believes it is reasonably possible that the following material estimates affecting the financial statements could change in the coming year:
•	estimates of proved oil and gas reserves,

•	estimates as to the expected future cash flow from proved oil and gas properties,

•	estimates of future dismantlement and restoration costs,

•	estimates of fair values used in purchase accounting and

•	estimates of the fair value of derivative instruments.
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
Restricted Cash
Restricted cash has included amounts held in escrow for drilling rig commitments, as collateral for lines of credit, and for acquisitions. At December 31, 2009, restricted cash primarily represented the escrow for our acquisition of properties from Hillwood Energy and was released upon closing of the acquisition in January 2010. At December 31, 2010, restricted cash represented amounts held in escrow as collateral for lines of credit associated abandonment liabilities related to our U.K. properties. On February 6, 2011, we amended our Senior Term Loan to increase the security reserved for potential letters of credit from $25 million to $35 million. Upon receipt of sufficient third party financing, this increase in the security amount should allow us to release the $32 million of restricted cash that currently serves as collateral for existing letters of credit with an alternative letter of credit provider.
Inventories
Materials and supplies and oil inventories are valued at the lower of cost or market value (net realizable value).
Full Cost Accounting for Oil and Gas Operations
Under the full cost method, all acquisition, exploration and development costs incurred for the purpose of finding oil and gas, are capitalized and accumulated in pools on a country-by-country basis. Capitalized costs include the cost of drilling and equipping productive wells; such as the estimated costs of dismantling and abandoning these assets, dry hole costs, lease acquisition costs, seismic and other geological and geophysical costs, delay rentals, costs related to such activities, certain directly-related employee costs and a portion of interest expense. Employee costs associated with production and other operating activities and general corporate activities are expensed in the period incurred.
Capitalized costs are limited on a country-by-country basis (the ceiling test). Under the ceiling test, if the capitalized cost of the full cost pool, net of deferred taxes, exceeds the ceiling limitation, the excess is charged as an impairment expense. The ceiling test limitation is calculated as the present value, discounted 10%, of:
•	the future net cash flows related to estimated production of proved reserves;

•	the effect of derivative instruments that qualify as cash flow hedges;

•	the lower of cost or estimated fair value of unproved properties; and

•	the expected income tax effects of the above items.

Endeavour International Corporation
Notes to Consolidated Financial Statements
(Amounts in thousands, except per unit data)
Future net cash flows use the average, first-day-of-the-month price for commodities during 2010 and 2009 and the year-end price for 2008.
We utilize a single cost center for each country where we have operations for amortization purposes. Any sales or other conveyances of properties are treated as adjustments to the cost of oil and gas properties with no gain or loss recognized unless the operations are suspended in the entire cost center or the conveyance is significant in nature.
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
Significant unproved properties are assessed periodically for possible impairment or reduction in value. If a reduction in value has occurred, these property costs are considered impaired and are transferred to the related full cost pool. Geological and geophysical costs included in unproved properties are transferred to the full cost amortization base along with the associated leasehold costs on a specific project basis. Costs associated with wells in progress and wells pending determination are transferred to the amortization base once a determination is made whether or not proved reserves can be assigned to the property. Costs of dry holes are transferred to the amortization base immediately upon determination that the well is unsuccessful. Unproved properties whose acquisition costs are not individually significant are aggregated and the portion of such costs estimated to be ultimately nonproductive, based on experience, are amortized to the full cost pool over an average holding period.
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
Significant Customers
Our sales in the U.K. are to a limited number of customers, each of which accounts for more than 10% of revenue. These customers are Chevron North Sea Ltd, Shell U.K. Limited, and Esso Exploration and Production. Our sales in the U.S. are sold through our arrangements with the operators of the fields, with substantially all of the sales being to Cohort Energy.
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
•	reduce our exposure to declines in the market prices of crude oil and natural gas that we produce and sell,

Endeavour International Corporation
Notes to Consolidated Financial Statements
(Amounts in thousands, except per unit data)
•	reduce our exposure to increases in interest rates, and

•	manage cash flows in support of our annual capital expenditure budget.
We record all derivatives at fair market value in our Consolidated Balance Sheets at the end of each period. The accounting for the fair market value, and the changes from period to period, depends on the intended use of the derivative and the resulting designation. This evaluation is determined at each derivative’s inception and begins with the decision to account for the derivative as a hedge, if applicable. The accounting for changes in the fair value of a derivative instrument that is not accounted for as a hedge is included in other (income) expense as an unrealized gain or loss. At December 31, 2010 and 2009, we have no outstanding derivatives that are accounted for as a hedge.
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
Derivative financial instruments that hedge the price of oil and gas, interest rates or currency exposure will be generally executed with major financial or commodities trading institutions which expose us to market and credit risks, and may at times be concentrated with certain counterparties or groups of counterparties. Although notional amounts are used to express the volume of these contracts, the amounts potentially subject to credit risk, in the event of non-

Endeavour International Corporation
Notes to Consolidated Financial Statements
(Amounts in thousands, except per unit data)
performance by the counterparties, are substantially smaller. We review the credit ratings of our counterparties to derivative contracts on a regular basis and to date we have not experienced any non-performance by any of our various counterparties, currently BNP Paribas S.A., Bank of America Merrill Lynch and Commonwealth Bank of Australia. At December 31, 2010, our derivative instruments do not require either side to maintain collateral or margin accounts.
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
It is our policy to use authorized but unissued shares of stock when stock options are exercised. At December 31, 2010, we had approximately 1.4 million additional shares available for issuance pursuant to our existing stock incentive plan.
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
Note 3 — Discontinued Operations
On May 14, 2009, we completed the Norway Sale for cash consideration of $150 million. We recognized a gain upon closing the Norway Sale of $87.0 million, after the allocation of $68 million of goodwill to the assets sold. As a result of the Norway Sale, we have classified the results of operations and financial position of our Norwegian subsidiary as discontinued operations for all periods presented. The following table details selected financial data for the assets included in the Norway Sale:

Endeavour International Corporation
Notes to Consolidated Financial Statements
(Amounts in thousands, except per unit data)

	Year Ended December 31,
	2010	2009	2008

Sales	$—	$17,550	$89,660

Income before Taxes	$—	$4,654	$63,244
Income Tax Expense	—	(5,428)	(32,613)

Income (Loss) from Operations	—	(774)	30,631

Gain on sale	—	47,308	—

Net Income from Discontinued Operations	$—	$46,534	$30,631

Note 4 — Prepaid Expenses and Other Current Assets
Prepaid expenses and other current assets consisted of the following:

	December 31,
	2010	2009

Fair market value of commodity derivatives — current	$709	$2,890
Prepaid insurance	1,039	1,506
Inventory	4,617	4,450
Other	2,353	1,272

	$8,718	$10,118

Endeavour International Corporation
Notes to Consolidated Financial Statements
(Amounts in thousands, except per unit data)
Note 5 — Property and Equipment
Property and equipment included the following:

	December 31,
	2010	2009

Oil and gas properties under the full cost method:
Subject to amortization	$389,575	$275,278
Not subject to amortization:
Acquired in 2010	67,612	—
Acquired in 2009	31,134	51,797
Acquired in 2008	23,109	32,970
Acquired prior to 2008	39,575	69,786

	551,005	429,831

Computers, furniture and fixtures	4,222	3,560

Total property and equipment	555,227	433,391

Accumulated depreciation, depletion and amortization	(190,550)	(166,804)

Net property and equipment	$364,677	$266,587

The costs not subject to amortization include
•	values assigned to unproved reserves acquired,
•	exploration costs such as drilling costs for projects awaiting approved development plans or the determination of whether or not proved reserves can be assigned, and
•	other seismic and geological and geophysical costs.
These costs are transferred to the amortization base when it is determined whether or not proved reserves can be assigned to such properties. This analysis is dependent upon well performance, results of infield drilling, approval of development plans, drilling results and development of identified projects and periodic assessment of reserves. We expect acquisition costs excluded from amortization to be transferred to the amortization base over the next five years due to a combination of well performance and results of infield drilling relating to currently producing assets and the drilling and development of identified projects acquired, such as the Rochelle field. We expect exploration costs not subject to amortization to be transferred to the amortization base over the next three years as development plans are completed and production commences on existing discoveries including the Rochelle, Bacchus and Columbus projects.
The following is a summary of our oil and gas properties not subject to amortization as of December 31, 2010:

Endeavour International Corporation
Notes to Consolidated Financial Statements
(Amounts in thousands, except per unit data)

Costs Incurred in the Year Ended December 31,
	2010	2009	2008	Prior to 2008	Total

Acquisition costs	$32,476	$10,385	$650	$10,345	$53,856
Exploration costs	32,770	20,593	22,459	29,230	105,052
Capitalized interest	2,366	156	—	—	2,522

Total oil and gas properties not subject to amortization	$67,612	$31,134	$23,109	$39,575	$161,430

During 2010, 2009 and 2008, we capitalized $13.1 million, $7.8 million and $8.0 million, respectively, in certain directly related employee costs. During 2010, 2009 and 2008, we capitalized $3.9 million, $3.1 million and $4.0 million, respectively, in interest.
During 2010, 2009 and 2008, we recorded $7.7 million, $43.9 million and $37.0 million, respectively, of impairment through the application of the full cost ceiling test. The impairment during 2010 related to our U.S. oil and gas properties, pre-tax, and was primarily due to the declaration of two wells as dry holes during the first quarter of 2010; the Alligator Bayou well which was spud in 2008 and a well under a participation agreement. During 2009, our impairment related to both our U.S. and UK properties. During 2008, our impairment related to our UK properties. The impairments in both years resulted from steep declines in commodity prices.
Assets Acquisitions
On January 6, 2010, we acquired positions in several U.S. resource plays as discussed below. We funded the initial cash contributions for these new focus areas from existing cash reserves.
During 2010, we entered into a participation agreement with a private oil and gas operator, and acquired interests in certain acreage in North Louisiana/East Texas and Western Pennsylvania, primarily in the Haynesville and Marcellus areas. Our initial investment was $15 million in cash, and we will pay a share of that operator’s drilling and completion expenditures as wells are drilled over the next few years. Under this agreement, we also acquired additional acreage in the Marcellus area for approximately $7.5 million during the second quarter of 2010.
During 2010, we also acquired interests in an exploratory gas shale play in Alabama with an initial net investment of approximately $8.0 million.

Endeavour International Corporation
Notes to Consolidated Financial Statements
(Amounts in thousands, except per unit data)
Asset Disposition
On October 19, 2010, we completed the Cygnus Sale for $110 million in cash, and recorded a gain of $87 million. The cash proceeds were not burdened by any current taxes payable and are being primarily used to accelerate our development projects.
Note 6 — Goodwill
In connection with the several business acquisitions, we recorded goodwill for the excess of the purchase price over the value assigned to individual assets acquired and liabilities assumed. With the 2009 settlement of a liability for a metering mis-measurement liability at a purchased field, the goodwill was reduced by $2.1 million. The following is a reconciliation of the changes in goodwill for the year ended December 31, 2010 and 2009:

	December 31,
	2010	2009

Balance at beginning of year	$211,886	$281,943
Allocation of goodwill to discontinued operations sold	—	(67,994)
Adjustments	—	(2,063)

Balance at end of year	$211,886	$211,886

Endeavour International Corporation
Notes to Consolidated Financial Statements
(Amounts in thousands, except per unit data)
Note 7 — Other Assets
Other long-term assets consisted of the following at December 31:

	2010	2009

Intangible assets — workforce in place:
Gross	$4,800	$4,800
Accumulated amortization	(4,475)	(3,919)

Net intangible assets	325	881

Debt issuance costs	23,702	3,875
Fair market value of long-term portion of derivatives	1,611	318
Other	257	248

	$25,895	$5,322

Intangible assets represent the purchase price allocated to the assembled workforce as a result of an acquisition and is being amortized over its estimated life using the straight-line method. The intangible assets will be fully amortized during 2011.
Debt issuance costs are amortized over the life of the related debt obligation. During 2010, we incurred $26.6 million in debt issuance costs related to the issuance of our Junior Credit Facility and Senior Term Loan. See Note 9 for additional discussion.
Note 8 — Accrued Expenses
We had the following accrued expenses outstanding:

	December 31,
	2010	2009

Derivative liability	$—	$6,817
Foreign taxes payable	4,333	1,926
Accrued interest	2,234	2,432
Preferred dividends	1,301	1,143
Accrued compensation	6,681	4,311
Current portion of asset retirement obligations	6,405	—
Other	1,688	1,169

	$22,642	$17,798

Endeavour International Corporation
Notes to Consolidated Financial Statements
(Amounts in thousands, except per unit data)
Note 9 — Debt Obligations
Our debt consisted of the following at December 31:

	2010	2009

Senior notes, 6% fixed rate, due 2012	$81,250	$81,250
Senior bank facility, variable rate, due 2011	—	49,942
Convertible bonds, 11.5%, due 2014	55,821	49,838
Subordinated notes, 12.0%, due 2014	51,132	50,122
Senior term loan, 15%, due 2013	161,371	—

	349,574	231,152
Less: debt discount	(4,268)	(7,767)
Less: current maturities	(21,600)	—

Long-term debt	$323,706	$223,385

Standby letters of credit outstanding for abandonment liabilities	$31,726	$33,388

Principal maturities of debt at December 31, 2010 are as follows:

2011	$21,600
2012	92,850
2013	168,171
2014	66,953
2015	—
Thereafter	—

The fair value of our debt obligations was $361 million and $219 million at December 31, 2010 and 2009, respectively. The fair values of long-term debt were determined based upon external market quotes for our Senior Notes, book value for our Senior Bank Facility and discounted cash flows for other debt. Book value approximates fair value for our Senior Bank Facility as this instrument bore interest at a market rate.
Junior Facility
In the first quarter of 2010, we entered into the $25 million Junior Facility, which had a maturity date of February 5, 2011, and bore interest at LIBOR plus 8%. We terminated the Junior Facility and repaid the outstanding indebtedness in its entirety on August 16, 2010.

Endeavour International Corporation
Notes to Consolidated Financial Statements
(Amounts in thousands, except per unit data)
6% Senior Notes
During 2005, we issued in a private offering $81.25 million aggregate principal amount of convertible senior notes due in January 2012. The notes bear interest at a rate of 6.00% per annum, payable in January and July at a conversion price of approximately $35.14 per share, subject to adjustment. Upon specified change of control events, each holder of those notes may require us to purchase all or a portion of the holder’s notes at a price equal to 100% of the principal amount, plus accrued and unpaid interest, if any, up to but excluding the date of purchase.
Senior Bank Facility
We had a $225 million Senior Bank Facility, which was subject to a borrowing base limitation with interest of LIBOR plus 1.3%. We terminated the Senior Bank Facility and repaid the outstanding indebtedness in its entirety on August 16, 2010.
11.5% Convertible Bonds
In January 2008, we issued 11.5% Convertible Bonds due 2014 for gross proceeds of $40 million pursuant to a private offering to a sophisticated investor in Norway. The net proceeds from the issuance of the 11.5% Convertible Bonds were used to repay a portion of our outstanding indebtedness. The 11.5% Convertible Bonds bear interest at a rate of 11.5% per annum, compounded quarterly. Interest is compounded quarterly and added to the outstanding principal balance each quarter. The bonds are convertible into shares of our common stock at a conversion price of $16.52 per $1,000 of principal, which represents a conversion rate of approximately 61 shares of our common stock per $1,000 of principal. The conversion price will be adjusted in accordance with the terms of the bonds upon occurrence of certain events, including payment of common stock dividends, common stock splits or issuance of common stock at a price below the then current market price.
In January 2012, the holders have the right to cause us to redeem the 11.5% Convertible Bonds if the weighted average closing price of our common stock for the preceding 30 days is less than the conversion price, as adjusted. If the holders do not exercise this right, the right will lapse and the conversion price will be reset to the then current market price of our common stock if such price is lower than the conversion price, as adjusted.
If we undergo a “change of control” as defined, the holders of the bonds have the right, subject to certain conditions, to redeem the bonds and accrued interest. The bonds may become immediately due upon the occurrence of certain events of default, as defined.
Two derivatives are associated with the conversion and change in control features of the 11.5% Convertible Bonds. At December 31, 2010, the combined fair market value of these derivatives

Endeavour International Corporation
Notes to Consolidated Financial Statements
(Amounts in thousands, except per unit data)
is $27.8 million, reflecting a $0.9 million increase during 2010 that was recorded in unrealized gains (losses) on derivatives.
Subordinated Notes
On November 17, 2009, we entered into Stock Redemption Agreements with each of the holders of our outstanding shares of Series C Preferred Stock whereby we redeemed 60% of the outstanding shares of Series C Preferred Stock, for face value of $75 million, and amended the terms of the remaining shares of Series C Preferred Stock. The redemption price consisted of a $25 million cash payment and the issuance of $50 million Subordinated Notes.
The Subordinated Notes bear interest at an annual rate of 10%, plus 2% capitalized to the outstanding principal amount. We will pay interest, in cash, on the unpaid principal amount of the Subordinated Notes quarterly on March 31, June 30, September 30 and December 31 of each year commencing on December 31, 2009. The Subordinated Notes are payable over four years commencing in March 2011, but may be prepaid at any time at face value. The Subordinated Notes are unsecured and subordinated to our outstanding obligations under our Senior Term Loan and rank on parity with our other existing debt obligations.
Senior Term Loan
On August 16, 2010, we entered into a credit agreement with Cyan Partners, LP (“Cyan”), as administrative agent, and various lenders for the Senior Term Loan, in the aggregate amount of $150 million, which was subsequently increased to $160 million. We paid $25.4 million in financing costs related to the issuance of the Senior Term Loan.
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
As discussed above, we used $66 million of the proceeds from the loans to repay in full the outstanding borrowings under the Senior Bank Facility and the Junior Facility. Following these repayments, both the Senior Bank Facility and the Junior Facility terminated in accordance with their terms. We expect to use the remaining net proceeds from the Senior Term Loan to fund our development program and for general corporate purposes.
The Senior Term Loan obligates us to pay annual cash interest of 12%. In addition, we are obligated to pay an additional 3% in annual interest “in-kind” (“PIK Interest”) through an increase in the outstanding principal amount of the Senior Term Loan. We have the ability to pay the PIK Interest in cash at our option. We paid Cyan certain fees in the aggregate amount of $18 million. Concurrent with the closing of the Senior Term Loan, Cyan purchased nine million

Endeavour International Corporation
Notes to Consolidated Financial Statements
(Amounts in thousands, except per unit data)
shares of our common stock from us. See Note 12 for additional discussion on this purchase of our common stock.
The Senior Term Loan has a three-year term and matures on August 16, 2013, provided that:
•	our 6% Convertible Notes have been refinanced or extended and

•	the holder’s conditional redemption right on our 11.5% Convertible Bonds has been terminated or extended. Such conditional redemption right exists if our average common stock price, as defined, is below $16.52 per share on January 18, 2012.
If these conditions are not met by October 14, 2011, the Senior Term Loan shall mature and will be due in full on this date. We are currently in discussions with several parties concerning this process and expect to extend, refinance or terminate the 6% Convertible Notes and the holder’s conditional redemption right on Endeavour’s 11.5% Convertible Bonds by mid 2011.
The Senior Term Loan has quarterly principal prepayments of $400,000 beginning on December 31, 2010. At maturity, the remaining principal balance (including any PIK Interest) is due in full.
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

Endeavour International Corporation
Notes to Consolidated Financial Statements
(Amounts in thousands, except per unit data)
The Senior Term Loan contains various covenants that limit our ability, among other things, to: grant liens; pay dividends; and make investments or loans. We are also obligated to maintain our traditional hedging policies and program. See Note 18 for additional discussion.
The Senior Term Loan also contains customary events of default. If an event of default exists under the Senior Term Loan, the administrative agent has the ability to accelerate the maturity of the loan and exercise other rights and remedies.

Endeavour International Corporation
Notes to Consolidated Financial Statements
(Amounts in thousands, except per unit data)
Note 10 — Income Taxes
The income (loss) before income taxes and the components of the income tax expense (benefit) recognized on the Consolidated Statement of Income are as follows:

				Total	Discontinued
				Continuing	Operations —
(Amounts in thousands)	U.K.	U.S.	Other	Operations	Norway	Total

Year Ended December 31, 2010:
Net income (loss) before taxes	$90,160	$(30,978)	$(3,439)	$55,743	$—	$55,743

Current tax (benefit) expense	2,734	—	(154)	2,580	—	2,580
Deferred tax (benefit) expense	(2,388)	—	(929)	(3,317)	—	(3,317)
Foreign currency losses on deferred tax liabilities	—	—	(51)	(51)	—	(51)

Total tax (benefit) expense	346	—	(1,134)	(788)	—	(788)

Net income (loss) after taxes	$89,814	$(30,978)	$(2,305)	$56,531	$—	$56,531

Year Ended December 31, 2009:
Net income (loss) before taxes	$(52,041)	$(31,167)	$(11,479)	$(94,687)	$51,963	$(42,724)

Current tax expense	(5,739)	40	(26)	(5,725)	(603)	(6,328)
Deferred tax expense	(20,260)	(20)	(35)	(20,315)	4,791	(15,524)
Foreign currency gains on deferred tax liabilities	18,882	—	—	18,882	1,241	20,123

Total tax expense	(7,117)	20	(61)	(7,158)	5,429	(1,729)

Net income (loss) after taxes	$(44,924)	$(31,187)	$(11,418)	$(87,529)	$46,534	$(40,995)

Year Ended December 31, 2008:
Net income (loss) before taxes	$66,129	$(11,969)	$(4,185)	$49,975	$63,244	$113,219

Current tax (benefit) expense	11,158	—	10	11,168	27,879	39,047
Deferred tax (benefit) expense	22,673	—	303	22,976	15,415	38,391
Foreign currency losses on deferred tax liabilities	(10,028)	—	—	(10,028)	(10,681)	(20,709)

Total tax (benefit) expense	23,803	—	313	24,116	32,613	56,729

Net income (loss) after taxes	$42,326	$(11,969)	$(4,498)	$25,859	$30,631	$56,490

The following table presents the principal reasons for the difference between our effective tax rates and the United States federal statutory income tax rate of 35%.

Endeavour International Corporation
Notes to Consolidated Financial Statements
(Amounts in thousands, except per unit data)

	Year Ended December 31,
	2010	2009	2008

Federal income tax expense (benefit) at statutory rate	$19,500	$(33,141)	$17,491
Taxation of foreign operations	(579)	1,572	12,464
Tax-free gain on sale of reserves in place	(30,510)
Change in valuation allowance — U.S.	(2,252)	10,464	4,150
Foreign tax benefit from foreign currency tax law change	—	(5,400)	—
Foreign currency (gain) loss on deferred taxes	(50)	18,882	(10,028)
Deemed foreign dividend of wholly owned subsidiaries	11,466	—	—
Disallowed executive compensation	765	—	—
Other	872	465	39

Income Tax Expense, continuing operations	(788)	(7,158)	24,116
Discontinued operations — Norway	—	5,429	32,613

Total Income Tax Expense	$(788)	$(1,729)	$56,729

Effective Income Tax Rate	-1%	8%	45%

During 2010, 2009 and 2008, we incurred taxes primarily related to our operations in the U.K. and our discontinued operations in Norway. In 2010, 2009 and 2008 we had a loss before taxes of $31.0 million, $31.2 million and $12.0 million, respectively, in the U.S. and we did not record any income tax benefits on these losses as there was no assurance that we could generate any future U.S. taxable earnings. As a result, we recorded a valuation allowance on the full amount of all deferred tax assets generated in the U.S.
Deferred income taxes result from the net tax effects of temporary timing differences between the carrying amounts of assets and liabilities reflected on the financial statements and the amounts recognized for income tax purposes. The tax effects of temporary differences that give rise to significant portions of deferred tax assets and liabilities are as follows at December 31:

Endeavour International Corporation
Notes to Consolidated Financial Statements
(Amounts in thousands, except per unit data)

	2010	2009

Deferred tax asset:
Deferred compensation	$6,129	$6,236
Unrealized loss on commodity derivative instruments	936	16,560
Asset retirement obligation	1,324	7,026
Net operating loss and capital loss carryforward	57,548	34,635
Unrealized loss on embedded derivative instruments	8,343	621

Total deferred tax assets	74,280	65,078
Less valuation allowance	(37,807)	(38,771)

Total deferred tax assets after valuation allowance	36,473	26,307

Deferred tax liability:

Property, plant and equipment	(104,672)	(97,111)
Unrealized gain on derivative instruments	(825)	—
Petroleum revenue tax, net of tax benefit	(488)	(1,264)
Debt discount	(1,281)	(2,330)
Other	(6,407)	(6,294)

Total deferred tax liabilities	(113,673)	(106,999)

Net deferred tax liability	$(77,200)	$(80,692)

At December 31, 2010, we had the following carryforwards available to reduce future income taxes:

	Years of	Carryforward
Types of Carryforward	Expiration	Amounts

U.S. — Net operating loss	2023 - 2030	$69,392
U.S. — Capital loss	2015	1,848
U.K. — Corporate tax net operating loss	Indefinite	81,767
U.K. — Supplemental Corporate tax net operating loss	Indefinite	40,305
With the exception of $69.4 million of net operating loss carryforward and a $1.8 million capital loss carryforward attributable to our U.S. operations for which a valuation allowance has been established, the remaining carryforward amounts shown above have been recognized for financial statement reporting purposes to reduce deferred tax liability.

Endeavour International Corporation
Notes to Consolidated Financial Statements
(Amounts in thousands, except per unit data)
Recognition of the benefits of the deferred tax assets will require that we generate future taxable income. There can be no assurance that we will generate any earnings or any specific level of earnings in future years. Therefore, we have established a valuation allowance for deferred tax assets of approximately $37.8 million, $38.8 million and $23.7 million as of December 31, 2010, 2009 and 2008, respectively. During 2010, the valuation allowance in the U.S. decreased $2.2 million due to net revisions of the net operating loss and increased $1.3 million for net operating losses in other juridictions. During 2009, the valuation allowance in the U.S. increased $10.5 million due to net operating losses and increased $4.6 million in other jurisdictions. During 2008, the valuation allowance in the U.S. increased $2.9 million due to net operating losses and increased $1.1 million for net operating losses in other jurisdictions.
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

	Year Ended
	December 31,
	2010	2009	2008

Balance at the beginning of the year	$—	$—	$1,727

Decrease in unrecognized tax benefits from current period tax position	—	—	(1,727)

Balance at the end of the year	$—	$—	$—

As of December 31, 2010, we believe that no current tax positions that have resulted in unrecognized tax benefits will significantly increase or decrease within the next year.
As of December 31, 2010, we had unremitted earnings in our foreign subsidiaries. If these unremitted earnings had been dividend to the U.S., the U.S. NOL’s not subject to the limitations

Endeavour International Corporation
Notes to Consolidated Financial Statements
(Amounts in thousands, except per unit data)
mentioned above would be fully available to offset any incremental U.S. federal income tax. Further, the foreign tax credits associated with the unremitted earnings would be sufficient to offset any incremental U.S. tax liabilities associated with the dividend.
Note 11 — Other Liabilities
Other liabilities included the following:

	December 31,
	2010	2009

Asset retirement obligations	$36,592	$47,362
Long-term derivative liabilities	27,810	38,050
Other	525	—

Total Other Liabilities	$64,927	$85,412

Our asset retirement obligations relate to obligation of the plugging and abandonment of oil and gas properties. The asset retirement obligation is recorded at fair value and accretion expense, recognized over the life of the property, increases the liability to its expected settlement value. If the fair value of the estimated asset retirement obligation changes, an adjustment is recorded for both the asset retirement obligation and the asset retirement cost. The following table provides a rollforward of the asset retirement obligations for the year ended December 31, 2010 and 2009:

	Year Ended
	December 31,
	2010	2009

Asset retirement obligations, beginning of year	$47,362	$38,776
Increase due to revised estimates	2,949	7,762
Accretion expense	4,591	4,117
Impact of foreign currency exchange rate changes	(2,397)	4,280
Payments	(9,508)	(7,325)
Sale of assets	—	(248)

Asset retirement obligations, end of year	42,997	47,362

Less: current portion of asset retirement obligations	(6,405)	—

Long-term asset retirement obligations	$36,592	$47,362

Endeavour International Corporation
Notes to Consolidated Financial Statements
(Amounts in thousands, except per unit data)
Note 12 — Equity
The activity in shares of our common and preferred stock during 2010, 2009 and 2008 included the following:

	Year Ended December 31,
	2010	2009	2008

Common Stock:
Outstanding at the beginning of the year	18,803	18,368	18,144
Issuance of common stock	4,638	—	—
Exercise of stock options	23	24	—
Conversion of preferred stock	572	—
Issuance of stock based compensation	748	411	224

Outstanding at the end of the year	24,784	18,803	18,368

Series B Preferred Stock:
Outstanding at the end of the year	20	20	20

Convertible Preferred Stock:
Outstanding at the beginning of the year	50	125	—
Conversion to common stock	(5)	—	—
Redemptions	—	(75)	—
Issuance of preferred stock	—	—	125

Outstanding at the end of the year	45	50	125

Treasury Stock:
Outstanding at the beginning of the year	(72)	(47)	—
Purchase of treasury shares for stock vesting	—	(25)	(47)

Outstanding at the end of the year	(72)	(72)	(47)

Common Stock
The Common Stock is $0.001 par value common stock, 64,285,714 shares authorized.
In October 2010, our Board of Directors authorized a one-for-seven share consolidation of our common stock, in the form of a reverse stock split. This consolidation was effective at the opening of trading on November 18, 2010. As a result of the share consolidation, every seven

Endeavour International Corporation
Notes to Consolidated Financial Statements
(Amounts in thousands, except per unit data)
shares of our common stock outstanding were automatically combined into one share of our common stock. Each shareholder continues to hold the same percentage of our outstanding common shares. The shares were rounded up to the next whole share for those holders who would have otherwise received fractional shares. The share consolidation was intended to make our common stock available to a broader range of investors and reposition the company’s trading metrics.
On August 16, 2010, in connection with the issuance of the Senior Term Loan, we completed a registered direct offering of common stock pursuant to a Common Stock Purchase Agreement with Cyan to sell 1.3 million shares of our common stock, par value $0.001 per share, for aggregate net cash consideration of approximately $10.1 million, after deducting expenses. The purchase price per share was $7.91, the closing price of our common stock on the NYSE Amex on August 13, 2010. We intend to use the net proceeds from this offering for general corporate purposes.
On February 4, 2010, we completed a private placement of our common stock pursuant to a Common Stock Purchase Agreement with existing stockholders, certain directors and other third-party investors, thereby selling 3.4 million shares of our common stock, for aggregate net cash consideration of approximately $20.5 million. The purchase price per share was $6.30, the closing price of our common stock on the NYSE Amex on February 3, 2010. The net proceeds from this private placement were used to partially fund our 2010 capital budget.
In 2010, we issued inducement grants of 85,715 shares of our restricted common stock, upon commencement of employment of one executive officer. In 2008, we issued inducement grants of 42,858 shares of our restricted common stock, and options to purchase 35,715 shares of our common stock at an exercise price of $5.25 per share upon commencement of employment of one executive officer.
Series C Convertible Preferred Stock
In 2006, we issued the Series C Preferred Stock. Dividends on the Series C Preferred Stock are:
•	cumulative;

•	compounded quarterly based on the original issue price;

•	payable in cash or common stock, at 4.5% or 4.92%, respectively, since November 2009 and at 8.5% or 8.92%, respectively, in prior periods; and

•	payable to the preferred stock investors prior to payment of any other dividend on any other shares of our capital stock.
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

Endeavour International Corporation
Notes to Consolidated Financial Statements
(Amounts in thousands, except per unit data)
On November 17, 2009, we redeemed 60% of the outstanding shares of Series C Preferred Stock, for face value of $75 million, and amended the terms of the remaining shares of Series C Preferred Stock. The redemption price consisted of a $25 million cash payment and the issuance of $50 million of Subordinated Notes.
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
In addition to the modification of the Series C Preferred Stock, we also recorded an embedded derivative associated with the change in control features of the Series C Preferred Stock of $2.4 million. This embedded derivative was recorded in other liabilities and reduced the premium on the Series C Preferred Stock at the date of issuance. At December 31, 2010 the fair market value of this derivative was an asset of $0.3 million, reflecting a $2.3 million gain during 2010 that was recorded in unrealized gains (losses) on derivatives.
The Series C Preferred Stock is convertible into common stock at any time at the option of the preferred stock investors, at (i) a conversion price of $8.75 (the “Conversion Price”) and (ii) in an amount of common stock equal to the quotient of the liquidation preference of $1,000 per share plus accrued but unpaid dividends (the “Liquidation Preference”) divided by the Conversion Price.
In the November 2009 amendment, we amended terms of the Series C Preferred Stock to reduce the annual dividend rate to 4.5% (from 8.5%), adjust the conversion price to $8.75 per share (from $17.50) and remove certain anti-dilution provisions.
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

Endeavour International Corporation
Notes to Consolidated Financial Statements
(Amounts in thousands, except per unit data)
After the fourth anniversary of the initial issuance of the Series C Preferred Stock, we may redeem all of the Series C Preferred Stock in exchange for a cash payment to the preferred stock investors of an amount equal to 102% of the sum of the Liquidation Preference. If we call the Series C Preferred Stock for redemption, the holders thereof will have the right to convert their shares into a newly issued preferred stock identical in all respects to the Series C Preferred Stock except that such newly issued preferred stock will not bear a dividend (the “Alternate Preferred Stock”). We may not redeem the Convertible Preferred Stock if the Equity Conditions are not then satisfied with respect to the common stock into which the Alternate Preferred Stock is convertible.
Upon the tenth anniversary of the initial issuance of the Series C Preferred Stock, we must redeem all of the Series C Preferred Stock for an amount equal to the Liquidation Preference plus accrued and unpaid dividends payable by us in cash or common stock at our election. Issuance by us of common stock for such redemption is subject to the Equity Conditions and to the market value of the outstanding shares of common stock immediately prior to such redemption equaling at least $500 million.
In the event of a change of control of Endeavour, we will be required to offer to redeem all of the Series C Preferred Stock for the greater of: (i) the amount equal to which such holder would be entitled to receive had the holder converted such Series C Preferred Stock into common stock; (ii) 115% of the sum of the Liquidation Preference plus accrued and unpaid dividends; and (iii) the amount resulting in an internal rate of return to such holder of 15% from the date of issuance of such Series C Preferred Stock through the date that Endeavour pays the redemption price for such shares.
On January 29, 2010, we and the holders of our outstanding Series C Convertible Preferred Stock corrected a technical oversight in the Subscription and Registration Rights Agreement for our Series C Preferred Stock. The amendment aligns the number of common shares reserved for the potential conversion of the Series C Preferred Stock to the terms of the Series C Convertible Preferred Stock after our partial redemption in November 2009. On March 10, 2010, we also amended the Certificate of Designation for the Series C Preferred Stock and the $50 million subordinated notes issued to the holders of the Series C Preferred Stock to make certain technical changes that align certain definitions and provisions relating to potential repurchases of securities by us.
In 2010, a combined 5,000 shares of our Series C Preferred Stock were converted into 0.6 million shares of our common stock.
Series B Preferred Stock
In September 2002, we authorized and designated 500,000 shares of Preferred Stock, as Series B Preferred Stock par value $.001 per share.

Endeavour International Corporation
Notes to Consolidated Financial Statements
(Amounts in thousands, except per unit data)
The Series B Preferred Stock is entitled to dividends of 8% of the original issuing price per share per annum, which are cumulative prior to any dividends on the common stock and on parity with the payment of any dividend or other distribution on any other series of preferred stock that has similar characteristics. The holders of each share of Series B Preferred Stock are entitled to be paid out of available funds prior to any distributions to holders of common stock in the amount of $100.00 per outstanding share plus all accrued dividends. We may, upon approval of our Board, redeem all or a portion of the outstanding shares of Series B preferred stock at a cost of the liquidation preference and all accrued and unpaid dividends.
Note 13 — Comprehensive Income (Loss)
The following summarizes the components of comprehensive loss:

	Year Ended December 31,
	2010	2009	2008

Net income (loss)	$56,531	$(40,995)	$56,490

Related to derivative instruments:
Unrealized gain	—	—	428
Reclassification adjustment for gain realized in net income (loss) above	—	1,194	(770)

Related to marketable securities:
Unrealized loss	—	—	(1)
Reclassification adjustment for loss realized in net income (loss) above	—	72	—

Net impact on comprehensive income (loss)	—	1,266	(343)

Comprehensive income (loss)	$56,531	$(39,729)	$56,147

The components of accumulated other comprehensive income (loss) are:

Endeavour International Corporation
Notes to Consolidated Financial Statements
(Amounts in thousands, except per unit data)

	Year Ended December 31,
	2010	2009	2008

Related to derivative instruments:
Balance at beginning of year	$—	$(1,194)	$(852)
Change during the year	—	1,194	(342)

Balance at end of year	—	—	(1,194)

Related to marketable securities:
Balance at beginning of year	—	(72)	(71)
Change during the year	—	72	(1)

Balance at end of year	—	—	(72)

Accumulated other comprehensive loss	$—	$—	$(1,266)

Note 14 — Stock-Based Compensation Arrangements
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
The fair value of each option award is estimated on the date of grant using the Black-Scholes option-pricing model. The following summarizes the weighted average of the assumptions used in the option-pricing model and the method for determining the assumptions:

Endeavour International Corporation
Notes to Consolidated Financial Statements
(Amounts in thousands, except per unit data)

	For the Year Ended December 31,
	2010	2009	2008	Method of Determining Assumptions

Risk-free rate	—	1.5%	3.1%	U.S. treasury yield curve in effect at the time of grant for the duration of estimated term
Expected years until exercise	—	4.25	4.00	Historical data regarding option exercises and employee terminations
Expected stock volatility	—	56%	46%	Historical Endeavour volatility for the length of the expected term

Dividend yield	—	—	—	Historical

At December 31, 2010, total compensation cost related to nonvested awards not yet recognized was approximately $4.0 million and is expected to be recognized over a weighted average period of less than two years. For the year ended December 31, 2010, we included approximately $0.9 million of stock-based compensation in capitalized G&A in property and equipment.
Stock Options
Information relating to stock options, including notional stock options, is summarized as follows:

		Weighted	Weighted
	Number of	Average	Average
	Shares	Exercise	Contractual	Aggregate
	Underlying	Price per	Life in	Intrinsic
	Options	Share	Years	Value

Balance outstanding January 1, 2010	601	$13.10
Exercised	(23)	4.22
Forfeited	(10)	11.37
Expired	(104)	29.01

Balance outstanding — December 31, 2010	464	$10.04	5.5	$2,366

Currently exercisable — December 31, 2010	338	$11.79	5.0	$1,301

We did not grant any options during 2010. The weighted average grant-date fair value of options granted during 2009 and 2008 was $0.25 and $0.50, respectively.

Endeavour International Corporation
Notes to Consolidated Financial Statements
(Amounts in thousands, except per unit data)
Of options granted during 2009 and 2008, 0.2 million and 0.2 million options, respectively, were granted pursuant to incentive plans which have been approved by our stockholders. All other stock options have been granted pursuant to stock option plans that were not subject to stockholder approval.
Information relating to stock options outstanding at December 31, 2010 is summarized as follows:

		Options Outstanding		Options Exercisable
		Weighted	Weighted		Weighted
		Average	Average		Average
	Number of	Remaining	Exercise		Exercise
Range of Exercise	Options	Contractual	Price Per	Number	Price Per
Prices	Outstanding	Life	Share	Exercisable	Share

Less than $10.00	327	6.3	$6.55	201	$7.30
$10.00 - $20.00	91	5.5	15.10	91	15.10
Greater than $20.00	46	0.1	24.66	46	24.66

Total	464	5.5	$10.04	338	$11.79

Restricted Stock
At December 31, 2010, our employees and directors held 0.8 million restricted shares of our common stock that vest over the service period of up to three years. The restricted stock awards were valued based on the closing price of our common stock on the measurement date, typically the date of grant, and compensation expense is recorded on a straight-line basis over the restricted share vesting period.
Status of the restricted shares as of December 31, 2010 and the changes during the year ended December 31, 2010 are presented below:

Endeavour International Corporation
Notes to Consolidated Financial Statements
(Amounts in thousands, except per unit data)

		Weighted
		Average Grant
		Date Fair
	Number of	Value per
	Shares	Share

Balance outstanding — January 1, 2010	489	$6.99
Granted	784	7.90
Vested	(422)	7.95
Forfeited	(35)	7.28

Balance outstanding — December 31, 2010	816	$7.36

Total grant date fair value of shares vesting during the period	$3,353

Non-Cash stock-based compensation is recorded in G&A expenses or capitalized G&A as follows:

	Year Ended
	December 31,
	2010	2009	2008

G&A Expenses	$3,191	$2,464	$2,467
Capitalized G&A	988	573	759

Total non-cash stock-based compensation	$4,179	$3,037	$3,226

Note 15 — Earnings per Share
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

Endeavour International Corporation
Notes to Consolidated Financial Statements
(Amounts in thousands, except per unit data)

	Year Ended December 31,
	2010	2009	2008

Net income (loss) to common shareholders
Basic	$54,304	$(62,206)	$45,681
Add Effect of:
Preferred dividends	2,070	—	10,625

Diluted	$56,374	$(62,206)	$56,306

Weighted Average Number of Common Shares Outstanding:
Basic	23,252	18,613	18,330
Add Effect of:
Stock compensation grants and warrants	380	—	—
Preferred stock	5,254	—	7,143

Diluted	28,886	18,613	25,473

For each of the periods presented, shares associated with stock options, warrants, convertible debt, convertible preferred stock and certain stock incentive plans are not included when their inclusion would be antidilutive (i.e., reduce the net loss per share). The common shares potentially issuable arising from these instruments excluded from weighted average diluted shares outstanding consisted of:

	For the Year Ended December 31,
	2010	2009	2008

Options, warrants and stock-based compensation	—	273	—
Convertible debt	5,691	5,329	4,675
Convertible preferred stock	—	5,714	—

Common shares potentially issuable	5,691	11,316	4,675

Endeavour International Corporation
Notes to Consolidated Financial Statements
(Amounts in thousands, except per unit data)
Note 16 — Financial Instruments

	December 31,		December 31,
	2010		2009
		Carrying		Carrying
	Fair Value	Value	Fair Value	Value

Assets:
Derivative instruments	$2,320	$2,320	$3,208	$3,208

Liabilities:
Debt	360,844	323,706	219,959	223,385
Derivative instruments	(27,810)	(27,810)	(44,866)	(44,866)
The carrying amounts reflected in the consolidated balance sheets for cash and equivalents, short-term receivables and short-term payables approximate their fair value due to the short maturity of the instruments. The fair values of commodity derivative instruments and interest rate swaps were determined based upon quotes obtained from brokers. The fair values of long-term debt were determined based upon quotes obtained from brokers for our senior notes, discounted cash flows for our other debt. Book value approximates fair value for our Senior Bank Facility and as this instrument bears interest at a market rate.
Note 17 — Fair Value Measurements
We measure the fair value of financial assets and liabilities on a recurring basis, defining fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. The fair value is based on assumptions that market participants would use when pricing an asset or liability, including assumptions about risk and the risks inherent in valuation techniques and the inputs to valuations. This includes not only the credit standing of counterparties involved and the impact of credit enhancements but also the impact of our own nonperformance risk on our liabilities. Fair value measurements are classified and disclosed in one of the following categories:

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
Financial assets and liabilities are classified based on the lowest level of input that is significant to the fair value measurement. The following table summarizes the valuation of our investments and financial instruments by pricing levels as of December 31, 2010:

	Quoted Market Prices	Significant Other	Significant
	in Active Markets —	Observable Inputs —	Unobservable Inputs —	Total
	Level 1	Level 2	Level 3	Fair Value

Oil and gas derivative contracts:
Oil and gas puts	$—	$1,213	$792	$2,005
Embedded derivatives	—	—	(27,495)	(27,495)

Total derivative liabilities	$—	$1,213	$(26,703)	$(25,490)

Our commodity and interest rate derivative contracts were measured based on quotes from our counterparties, which are major financial institutions or commodities trading institutions. Such quotes have been derived using models that consider various inputs including current market and contractual prices for the underlying instruments, quoted forward prices for natural gas and crude oil, volatility factors and interest rates, such as a LIBOR curve for a similar length of time as the derivative contract term. The inputs for the fair value models for our swaps and Brent oil collars and puts were all observable market data and these instruments have been classified as Level 2. Although we utilized the same option pricing models to assess the reasonableness of the fair values of our gas collars and puts, an active futures market does not exist for our U.K. gas derivatives. We based the inputs to the option models for our U.K. gas derivatives on observable market data in other markets to verify the reasonableness of the counterparty quotes. These U.K. gas derivatives are classified as Level 3.
The following is a reconciliation of changes in fair value of net derivative assets and liabilities classified as Level 3:

Endeavour International Corporation
Notes to Consolidated Financial Statements
(Amounts in thousands, except per unit data)

	Year Ended
	December 31,
	2010	2009

Balance at beginning of period	$(28,843)	$(12,057)
Total gains or losses (realized/unrealized)
Included in earnings	1,348	(14,390)
Purchases, issuance and settlements	792	(2,396)

Balance at end of period	$(26,703)	$(28,843)

Changes in unrealized gains (losses) relating to derivatives assets and liabilities still held at December 31, 2010	$1,348	$(9,713)

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
Note 18 — Derivative Instruments
As discussed in Note 2 — Accounting Policies, we have oil and gas commodity derivatives and embedded derivatives related to debt instruments. The fair market value of these derivative instruments is included in our balance sheet as follows:

Endeavour International Corporation
Notes to Consolidated Financial Statements
(Amounts in thousands, except per unit data)

	December 31,
	2010	2009

Derivatives not designated as hedges:
Oil and gas commodity derivatives:
Assets:
Prepaid expenses and other current assets	$709	$2,890
Other assets — long term	1,296	318
Liabilities:
Accrued expenses and other	—	(6,817)
Other liabilities — long-term	—	(9,207)

	$2,005	$(12,816)

Embedded derivatives related to debt instrument:
Assets:
Other assets — long term	$315	$—
Liabilities:
Other liabilities — long-term	(27,810)	(28,843)

If all counterparties failed to perform, our maximum loss would be $2.0 million as of December 31, 2010.
The effect of the derivatives not designated as hedges on our results of operations was as follows:

	Year Ended December 31,
	2010	2009	2008

Derivatives not designated as hedges:
Oil and gas commodity derivatives
Realized gains (losses)	$(11,753)	$35,422	$(28,578)
Unrealized gains (losses)	10,943	(43,791)	77,846

	(810)	(8,369)	49,268

Embedded derivatives related to debt instrument
Unrealized gains (losses)	$1,348	$(11,807)	$(1,180)

The effect of derivatives designated as cash flow hedges on our results of operations and other comprehensive income was as follows:

Endeavour International Corporation
Notes to Consolidated Financial Statements
(Amounts in thousands, except per unit data)

		Year Ended December 31,
	Location of
	Reclassification
	into Income	2010	2009	2008

Interest rate swap
(Gain) loss recognized in other comprehensive income, net of tax		$—	$—	$428
(Gain) loss reclassified from accumulated other comprehensive income into income	Interest expense	—	1,194	(770)

We did not exclude any component of the hedging instruments’ gain or loss when assessing effectiveness. The ineffective portion of the hedges is not material for the periods presented and is included in other income (expense).
As of December 31, 2010, our outstanding commodity derivatives covered approximately 184 Mbbl of oil and 173 MMcf of gas cumulative through 2012 and consist of fixed price puts.
During 2007, we entered into an interest rate swap with for a notional amount of $37.5 million whereby we paid a fixed rate of 5.05% and received three-month LIBOR through November 2009.
Note 19 — Supplementary Cash Flow Disclosures
Cash paid during the period for interest and income taxes was as follows:

	Year Ended December 31,
	2010	2009	2008

Interest paid	$18,668	$7,074	$15,966

Income taxes paid (refunded)	$(172)	$4,738	$20,088

Non-Cash Investing and Financing Transactions
As discussed in Note 12, in 2010, a combined 5,000 shares of our Series C Preferred Stock were converted into 0.6 million shares of our common stock. In addition, during 2009, we redeemed 60% of the outstanding shares of Series C Preferred Stock, for face value of $75 million with a $25 million cash payment and the issuance of $50 million Subordinated Notes.

Endeavour International Corporation
Notes to Consolidated Financial Statements
(Amounts in thousands, except per unit data)
We recorded $11.4 million in preferred stock dividends in 2009 for a non-cash valuation under fair value accounting relating to the redemption and modification of our Series C Preferred Stock.
In 2010, 2009 and 2008, we recorded $8.8 million, $5.5 million and $4.5 million, respectively, in non-cash interest expense that was added to the principal balance of the 11.5% Convertible Bonds, the $50 million Subordinated Notes and the Senior Term Loan.
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
Operating Leases
We have leases for office space and equipment with lease payments of $0.8 million, $0.2 million and $0.1 million for the years ended December 31, 2011, 2012 and 2013, respectively.
Rig Commitments
We have previously disclosed a potential commitment on a drilling rig in our North Sea operations. We are in dispute with the rig operator in relation to this potential commitment and have also raised potential counterclaims. We will defend our position vigorously, but there can be no certainty that we will resolve this matter favorably.
Participation Agreement
In April 2009, we executed an agreement with Caza Petroleum Inc., a subsidiary of Caza Oil and Gas, Inc., (“Caza”) to participate in a jointly established exploration and development program covering Caza’s onshore acreage position and opportunity portfolio in the United States. We had the option, but not the obligation, to participate in the acquisition, exploration and appraisal activities of selected assets. Caza provided economic and engineering analysis on projects

Endeavour International Corporation
Notes to Consolidated Financial Statements
(Amounts in thousands, except per unit data)
submitted for our selection. We received 75% of Caza’s interest in exchange for $250,000 per month and payment of our share of all external costs on any projects we selected. We elected to terminate the agreement effective April 2010.
Note 21 — Segment and Geographic Information
We have determined we have one reportable operating segment being the acquisition, exploration and development of oil and gas properties. Our operations are conducted in geographic areas as follows:

	2010		2009		2008
		Long-		Long-		Long-
		lived		lived		lived
	Revenue	Assets	Revenue	Assets	Revenue	Assets

United States	$11,174	$115,114	$1,627	$46,172	$—	$12,125

United Kingdom	60,501	486,467	60,666	436,016	170,781	441,195
Other	—	877	—	1,607	—	2,140

Continuing Operations	71,675	602,458	62,293	483,795	170,781	455,460

Discontinued operations — Norway	—	—	17,550	—	89,660	148,605

Total	$71,675	$602,458	$79,843	$483,795	$260,441	$604,065

Total International	$60,501	$487,344	$78,216	$437,623	$260,441	$591,940

Endeavour International Corporation
Notes to Consolidated Financial Statements
(Amounts in thousands, except per unit data)
Note 22 — Quarterly Financial Data (Unaudited)

		Second	Third	Fourth
	First Quarter	Quarter	Quarter	Quarter

	2010
Revenues from continuing operations	$13,721	$21,532	$19,849	$16,573
Operating expenses from continuing operations	20,625	15,582	16,529	17,613
Operating profit (loss) from continuing operations	(6,904)	5,950	3,320	(1,040)
Net income (loss) to common stockholders	(15,779)	58	(12,238)	82,263
Net income (loss) per common share:
Basic	(0.11)	—	(0.07)	3.34
Diluted	(0.11)	—	(0.07)	2.37

	2009
Revenues from continuing operations	$16,338	$18,082	$7,759	$20,113
Operating expenses from continuing operations	50,743	17,614	13,613	30,722
Operating profit (loss) from continuing operations	(34,405)	468	(5,854)	(10,609)
Net income (loss) to common stockholders	(19,532)	7,124	(7,179)	(42,618)
Net income (loss) from continuing operations per common share:
Basic	(0.15)	(0.31)	0.06	0.33
Diluted	(0.15)	(0.31)	0.06	0.33
Net income (loss) from discontinued operations per common share:
Basic	—	0.36	—	—
Diluted	—	0.36	—	—
Note 23 — Subsequent Events
On February 6, 2011, we amended our Senior Term Loan to increase the security reserved for potential letters of credit from $25 million to $35 million. Upon receipt of sufficient third party financing, this increase in the security amount should allow us to release the $32 million of restricted cash that currently serves as collateral for existing letters of credit with an alternative letter of credit provider.
On February 23, 2011, we closed on our previously announced acquisition of an additional 20% working interest in the Bacchus development for approximately $9.2 million at closing and $6.2 million three months after first oil. In addition, we paid capital costs previously incurred by the seller of $9.4 million.

Endeavour International Corporation
Notes to Consolidated Financial Statements
(Amounts in thousands, except per unit data)
Note 24 — Supplemental Oil and Gas Disclosures (Unaudited)

Capitalized Costs Relating to Oil and Gas Producing Activities
	United	United
	Kingdom	States	Total

December 31, 2010:
Proved	$346,915	$42,659	$389,574
Unproved	85,019	76,412	161,431

Total capitalized costs	431,934	119,071	551,005

Accumulated depreciation, depletion and amortization	(182,158)	(6,058)	(188,216)

Net capitalized costs	$249,776	$113,013	$362,789

December 31, 2009:
Proved	$266,893	$8,385	$275,278
Unproved	127,736	26,817	154,553

Total capitalized costs	394,629	35,202	429,831

Accumulated depreciation, depletion and amortization	(164,703)	(810)	(165,513)

Net capitalized costs	$229,926	$34,392	$264,318

Endeavour International Corporation
Notes to Consolidated Financial Statements
(Amounts in thousands, except per unit data)

Costs Incurred in Oil and Gas Property Acquisition, Exploration and Development Activities
				Total	Discontinued
	United	United		Continuing	Operations
	Kingdom	States	Other	Operations	Norway (1)	Total

Year Ended December 31, 2010:
Acquisition costs:
Proved	$—	$2,386	$—	$2,386	$—	$2,386
Unproved	1,184	40,155	—	41,339	—	41,339
Exploration costs	50,328	32,027	—	82,355	—	82,355
Development costs	22,047	1,884	—	23,931	—	23,931

Total costs incurred	$73,559	$76,452	$—	$150,011	$—	$150,011

Year Ended December 31, 2009:
Acquisition costs:
Proved	$7,589	$8,999	$—	$16,588	$—	$16,588
Unproved	1,450	14,091	23	15,564	—	15,564
Exploration costs	49,937	17,757	(382)	67,312	4,776	72,088
Development costs	11,443	—	—	11,443	5,067	16,510

Total costs incurred	$70,419	$40,847	$(359)	$110,907	$9,843	$120,750

Year Ended December 31, 2008:
Acquisition costs:
Proved	$1,178	$971	$27	$2,176	$—	$2,176
Exploration costs	34,641	5,515	(62)	40,094	22,796	62,890
Development costs	16,752	19	—	16,771	8,808	25,579

Total costs incurred	$52,571	$6,505	$(35)	$59,041	$31,604	$90,645

Endeavour International Corporation
Notes to Consolidated Financial Statements
(Amounts in thousands, except per unit data)

Results of Operations for Oil and Gas Producing Activities
			Total	Discontinued
	United	United	Continuing	Operations —
	Kingdom	States	Operations	Norway (1)	Total

Year Ended December 31, 2010:
Revenues	$60,501	$11,174	$71,675	$—	$71,675
Production expenses	11,086	4,261	15,347	—	15,347
DD&A	22,020	5,273	27,293	—	27,293
Impairment of oil and gas properties	—	7,692	7,692	—	7,692
Income tax expense (benefit)	13,698	(2,118)	11,580	—	11,580

Results of activities	$13,697	$(3,934)	$9,763	$—	$9,763

Year Ended December 31, 2009:
Revenues	$60,666	$1,627	$62,293	$17,550	$79,843
Production expenses	16,911	865	17,776	5,536	23,312
DD&A	31,915	817	32,732	4,595	37,327
Impairment of oil and gas properties	31,332	12,597	43,929	—	43,929
Income tax expense (benefit)	(9,746)	(4,428)	(14,174)	5,787	(8,387)

Results of activities	$(9,746)	$(8,224)	$(17,970)	$1,632	$(16,338)

Year Ended December 31, 2008:
Revenues	$170,781	$—	$170,781	$89,660	$260,441
Production expenses	31,489	828	32,317	14,259	46,576
DD&A	65,764	—	65,764	14,078	79,842
Impairment of oil and gas properties	36,970	—	36,970	—	36,970
Income tax expense (benefit)	18,279	(290)	17,989	47,832	65,821

Results of activities	$18,279	$(538)	$17,741	$13,491	$31,232

(1)	We completed the divestiture of our Norwegian subsidiary on May 14, 2009. The results of operations and financial position of this subsidiary are classified as discontinued operations for all periods presented.

Endeavour International Corporation
Notes to Consolidated Financial Statements
(Amounts in thousands, except per unit data)
Oil and Gas Reserves
Proved reserves are estimated quantities of oil, gas and natural gas liquids that geological and engineering data demonstrate with reasonable certainty to be recoverable in future years from known reservoirs under existing economic and operating conditions. Proved developed reserves are proved reserves that can reasonably be expected to be recovered through existing wells with existing equipment and operating methods. The reserve volumes presented are estimates only and should not be construed as being exact quantities. These reserves may or may not be recovered and may increase or decrease as a result of our future operations and changes in economic conditions. During 2010 and 2009, our oil and gas reserves were audited by independent reserve engineers. Our oil and gas reserves were prepared by independent reserve engineers at December 31, 2008.
In the fourth quarter of 2009, we adopted revised oil and gas reserve estimation and disclosure requirements. The primary impact of the new disclosures is to conform the definition of proved reserves to the SEC Modernization of Oil and Gas Reporting rules, which were issued by the SEC at the end of 2008. The accounting standards update revised the definition of proved oil and gas reserves to require that the average, first-day-of-the-month price during the 12-month period before the end of the year rather than the year-end price, must be used when estimating whether reserve quantities are economical to produce. This same 12-month average price is also used in calculating the aggregate amount of (and changes in) future cash inflows related to the standardized measure of discounted future net cash flows. The rules also allow for the use of reliable technology to estimate proved oil and gas reserves if those technologies have been demonstrated to result in reliable conclusions about reserve volumes. The unaudited supplemental information on oil and gas exploration and production activities for 2010 and 2009 have been presented in accordance with the new reserve estimation and disclosure rules, which may not be applied retrospectively. The 2008 data is presented in accordance with FASB oil and gas disclosure requirements effective during those periods.

Endeavour International Corporation
Notes to Consolidated Financial Statements
(Amounts in thousands, except per unit data)

			Total	Discontinued
	United	United	Continuing	Operations -
	Kingdom	States	Operations	Norway (1)	Total

Proved Oil Reserves (MBbls):
Proved reserves at January 1, 2008	3,284	—	3,284	2,056	5,340
Production	(1,032)	—	(1,032)	(726)	(1,758)
Extensions and discoveries	522	18	540	121	661
Revisions of previous estimates	(643)	—	(643)	(45)	(688)

Proved reserves at December 31, 2008	2,131	18	2,149	1,406	3,555
Production	(690)	(4)	(694)	(310)	(1,004)
Purchases of reserves	—	2	2	—	2
Sales of reserves in place	—	—	—	(1,107)	(1,107)
Extensions and discoveries	1,209	3	1,212	—	1,212
Revisions of previous estimates	698	(1)	697	11	708

Proved reserves at December 31, 2009	3,348	18	3,366	—	3,366
Production	(545)	(6)	(551)	—	(551)
Extensions and discoveries	457	34	491	—	491
Revisions of previous estimates	404	13	417	—	417

Proved reserves at December 31, 2010	3,664	59	3,723	—	3,723

Proved Developed Oil Reserves (MBbls):
At December 31, 2008	1,468	7	1,475	1,302	2,777

At December 31, 2009	1,381	8	1,389	—	1,389

At December 31, 2010	1,240	14	1,254	—	1,254

Endeavour International Corporation
Notes to Consolidated Financial Statements
(Amounts in thousands, except per unit data)

			Total	Discontinued
	United	United	Continuing	Operations —
	Kingdom	States	Operations	Norway(1)	Total

Proved Gas Reserves (MMcf):
Proved reserves at January 1, 2008	11,812	—	11,812	8,434	20,246
Production	(6,532)	—	(6,532)	(2,322)	(8,854)
Extensions and discoveries	20,370	690	21,060	52	21,112
Revisions of previous estimates	1,480	—	1,480	(1,187)	293

Proved reserves at December 31, 2008	27,130	690	27,820	4,977	32,797
Production	(3,743)	(320)	(4,063)	(686)	(4,749)
Purchases of reserves	—	10,037	10,037	—	10,037
Sales of reserves in place	—	—	—	(4,241)	(4,241)
Extensions and discoveries	52,895	6	52,901	—	52,901
Revisions of previous estimates	2,034	371	2,405	(50)	2,355

Proved reserves at December 31, 2009	78,316	10,784	89,100	—	89,100
Production	(3,071)	(2,636)	(5,707)	—	(5,707)
Purchases of reserves	—	2,657	2,657	—	2,657
Sales of reserves in place	(51,522)	—	(51,522)	—	(51,522)
Extensions and discoveries	26,692	24,181	50,873	—	50,873
Revisions of previous estimates	5,762	(3,209)	2,553	—	2,553

Proved reserves at December 31, 2010	56,177	31,777	87,954	—	87,954

Proved Developed Gas Reserves (MMcf):
At December 31, 2008	6,761	234	6,995	4,917	11,912

At December 31, 2009	4,329	4,707	9,036	—	9,036

At December 31, 2010	555	13,281	13,836	—	13,836

Endeavour International Corporation
Notes to Consolidated Financial Statements
(Amounts in thousands, except per unit data)

			Total	Discontinued
	United	United	Continuing	Operations —
	Kingdom	States	Operations	Norway	Total

Proved Reserves (MBOE):
Proved reserves at December 31, 2007	5,252	—	5,252	3,461	8,713
Extensions and discoveries	3,917	133	4,050	130	4,180
Production	(2,121)	—	(2,121)	(1,113)	(3,234)
Revisions of previous estimates	(395)	—	(395)	(242)	(637)

Proved reserves at December 31, 2008	6,653	133	6,786	2,236	9,022
Production	(1,314)	(57)	(1,371)	(424)	(1,795)
Extensions and discoveries	10,025	4	10,029	—	10,029
Purchase of proved reserves, in place	—	1,675	1,675	—	1,675
Sales of reserves	—	—	—	(1,815)	(1,815)
Revisions of previous estimates	1,037	60	1,097	3	1,100

Proved reserves at December 31, 2009	16,401	1,815	18,216	—	18,216
Production	(1,057)	(445)	(1,502)	—	(1,502)
Extensions and discoveries	4,906	4,064	8,970	—	8,970
Purchase of proved reserves, in place	—	443	443	—	443
Sales of reserves	(8,587)	—	(8,587)	—	(8,587)
Revisions of previous estimates	1,364	(522)	842	—	842

Proved reserves at December 31, 2010	13,027	5,355	18,382	—	18,382

Proved Developed Reserves (MBOE):
At December 31, 2008	2,595	46	2,641	2,122	4,763

At December 31, 2009	2,103	792	2,895	—	2,895

At December 31, 2010	1,333	2,227	3,560	—	3,560

Standardized Measure of Discounted Future Net Cash Flows
Future cash inflows and future production and development costs are determined by applying average 12-month pricing for 2010 and 2009 and year-end prices for 2008 and year-end costs to the estimated quantities of oil and gas to be produced. Oil, gas and condensate prices are escalated only for fixed and determinable amounts under provisions in some contracts. Estimated future income taxes are computed using current statutory income tax rates where production occurs. The resulting future net cash flows are reduced to present value amounts by applying a 10% annual discount factor.
At December 31, 2010 and 2009, the prices used to determine the estimates of future cash inflows were as follows:

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

	December 31,
	2010		2009
	Oil	Gas	Oil	Gas

United Kingdom ($/Barrel)	79.37	6.58	60.40	4.96
United States ($/Mcf)	79.81	4.40	61.08	3.86

Endeavour International Corporation
Notes to Consolidated Financial Statements
(Amounts in thousands, except per unit data)

Standardized Measure of Discounted Future Net Cash Flows
	United	United
	Kingdom	States	Total

December 31, 2010:
Future cash inflows	$704,073	$129,007	$833,080
Future production costs	(101,660)	(26,110)	(127,770)
Future development costs	(374,380)	(33,433)	(407,813)
Future income tax expense	(72,870)	—	(72,870)

Future net cash flows (undiscounted)	155,163	69,464	224,627
Annual discount of 10% for estimated timing	81,613	31,717	113,330

Standardized measure of future net cash flows	$73,550	$37,747	$111,297

December 31, 2009:
Future cash inflows	$424,007	$36,799	$460,806
Future production costs	(89,696)	(9,893)	(99,589)
Future development costs	(274,456)	(12,602)	(287,058)
Future income tax expense	(17,433)	—	(17,433)

Future net cash flows (undiscounted)	42,422	14,304	56,726
Annual discount of 10% for estimated timing	(6,770)	7,798	1,028

Standardized measure of future net cash flows	$49,192	$6,506	$55,698

Principal Sources of Change in the Standardized Measure of Discounted Future Net Cash Flows
	2010	2009	2008

Standardized measure, beginning of period	$55,698	$49,662	$191,920
Net changes in prices and production costs	86,915	(30,155)	(144,547)
Future development costs incurred	21,112	16,511	8,912
Net changes in estimated future development costs	(48,356)	(81,864)	(105,784)
Revisions of previous quantity estimates	16,375	22,318	(19,381)
Extensions and discoveries	110,059	128,090	127,182
Acretion of discount	2,630	8,139	39,734
Changes in income taxes, net	(35,306)	(1,054)	163,445
Sale of oil and gas produced, net of production costs	(56,327)	(56,531)	(213,865)
Purchased reserves	2,386	8,827	—
Sales of reserves in place	(48,310)	(11,514)	—
Change in production, timing and other	4,421	3,269	2,046

Standardized measure, end of period	$111,297	$55,698	$49,662

Endeavour International Corporation
Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.
None.
Item 9A. Controls and Procedures.
Evaluation of Disclosure Controls and Procedures
Under the supervision and with the participation of our management, including our chief executive officer, chief financial officer and chief accounting officer, we evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this Annual Report on Form 10-K, December 31, 2010. Based on that evaluation, our chief executive officer, chief financial officer and chief accounting officer concluded that our disclosure controls and procedures are effective to ensure that information we are required to disclose in our reports filed or submitted under the Securities Exchange Act of 1934, as amended, is accumulated and communicated to management as appropriate to allow timely decisions regarding required disclosures.
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
Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2010. In making this assessment, our management used the criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on our assessment, our internal control over financial reporting was effective as of December 31, 2010.

Endeavour International Corporation
KPMG LLP, an independent registered public accounting firm, audited management’s assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2010 and issued their attestation report set forth in this Item 9A.
Changes in Internal Control over Financial Reporting
There were no changes in our internal controls over financial reporting during the quarterly period ended December 31, 2010 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
Report of Independent Registered Public Accounting Firm
The Board of Directors and Stockholders
Endeavour International Corporation:
We have audited Endeavour International Corporation’s internal control over financial reporting as of December 31, 2010, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Endeavour International Corporation’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.
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

Endeavour International Corporation
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
In our opinion, Endeavour International Corporation maintained, in all material respects, effective internal control over financial reporting as of December 31, 2010, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Endeavour International Corporation and subsidiaries as of December 31, 2010 and 2009, and the related consolidated statements of operations, stockholders’ equity and comprehensive income, and cash flows for each of the years in the three-year period ended December 31, 2010, and our report dated March 10, 2011 expressed an unqualified opinion on those consolidated financial statements.

/s/ KPMG LLP
Houston, Texas
March 10, 2011

Endeavour International Corporation
Item 9B. Other Information
None.
Item 10. Directors, Executive Officers and Corporate Governance of the Registrant
Our Definitive Proxy Statement for our 2011 Annual Meeting of Stockholders, when filed pursuant to Regulation 14A under the Securities Exchange Act of 1934, will be incorporated by reference into this Annual Report on Form 10-K pursuant to General Instruction G(3) of Form 10-K and will provide the information required under Part III, Item 10.
Our Code of Business Conduct and the Code of Ethics for Senior Officers can be found on our internet located at www.endeavourcorp.com. Any stockholder may request a printed copy of these codes by submitting a written request to our Corporate Secretary.
Item 11. Executive Compensation
Our Definitive Proxy Statement for our 2011 Annual Meeting of Stockholders, when filed pursuant to Regulation 14A under the Securities Exchange Act of 1934, will be incorporated by reference into this Annual Report on Form 10-K pursuant to General Instruction G(3) of Form 10-K and will provide the information required under Part III, Item 11.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholders Matters
Our Definitive Proxy Statement for our 2011 Annual Meeting of Stockholders, when filed pursuant to Regulation 14A under the Securities Exchange Act of 1934, will be incorporated by reference into this Annual Report on Form 10-K pursuant to General Instruction G(3) of Form 10-K and will provide the information required under Part III, Item 12.
Item 13. Certain Relationships and Related Transactions, and Director Independence
Our Definitive Proxy Statement for our 2011 Annual Meeting of Stockholders, when filed pursuant to Regulation 14A under the Securities Exchange Act of 1934, will be incorporated by reference into this Annual Report on Form 10-K pursuant to General Instruction G(3) of Form 10-K and will provide the information required under Part III, Item 13.

Endeavour International Corporation
Item 14. Principal Accounting Fees and Services
Our Definitive Proxy Statement for our 2011 Annual Meeting of Stockholders, when filed pursuant to Regulation 14A under the Securities Exchange Act of 1934, will be incorporated by reference into this Annual Report on Form 10-K pursuant to General Instruction G(3) of Form 10-K and will provide the information required under Part III, Item 14.
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
Date: March 10, 2011
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ William L. Transier William L. Transier	Chief Executive Officer, President and Director (Principal Executive Officer)	March 10, 2011

/s/ J. Michael Kirksey J. Michael Kirksey	Chief Financial Officer (Principal Financial Officer)	March 10, 2011

/s/ Robert L. Thompson Robert L. Thompson	Chief Accounting Officer (Principal Accounting Officer)	March 10, 2011

/s/ John B. Connally III	Director	March 10, 2011
John B. Connally III

/s/ Sheldon R. Erikson	Director	March 10, 2011
Sheldon Erikson

/s/ Charles Hue Williams	Director	March 10, 2011
Charles Hue Williams

/s/ Leiv R. Nergaard	Director	March 10, 2011
Leiv L. Nergaard

/s/ Nancy K. Quinn	Director	March 10, 2011
Nancy K. Quinn

/s/ John N. Seitz	Director	March 10, 2011
John N. Seitz

Endeavour International Corporation
Exhibit Index

Exhibit	Description
*2.1	Sale and Purchase Agreement relating to Licence P.255, Block 22/6a North, between Endeavour, Shell U.K. Limited and Shell EP Offshore Ventures Limited dated November 23, 2010.

* 2.2	Sale and Purchase Agreement relating to Licence P.057, Block 21/9,between Endeavour and Shell EP Offshore Ventures Limited dated November 23, 2010.

2.3	Agreement for the Sale and Purchase of the Cygnus Asset dated August 27, 2010. (Incorporated by reference to Exhibit 2.1 of our Quarterly Report on Form 10-Q (Commission File No. 001-32212) for the quarter ended September 30, 2010).

**2.4	Purchase and Sale and Participation Agreement by and between Endeavour and Hillwood Energy Alabama LP. Schedules and Exhibits are omitted pursuant to Section 601(b)(2) of Regulation S-K. Endeavour agrees to furnish supplementally a copy of any omitted Schedule to the SEC upon request. (Incorporated by reference to Exhibit 2.1 of our Current Report on Form 8-K (Commission File No. 001-32212) filed on January 19, 2010).

**2.5	Purchase and Sale Agreement between Endeavour and Cohort Energy Company. Schedules and Exhibits are omitted pursuant to Section 601(b)(2) of Regulation S-K. Endeavour agrees to furnish supplementally a copy of any omitted Schedule to the SEC upon request. (Incorporated by reference to Exhibit 2.1 of our Current Report on Form 8-K (Commission File No. 001-32212) filed on January 19, 2010).

3.1(a)	Amended and Restated Articles of Incorporation (Incorporated by reference to Exhibit 3.2 of our Quarterly Report on Form 10-Q (Commission File No. 001-32212) for the quarter ended June 30, 2004).

3.1(b)	Certificate of Amendment dated June 1, 2006 (Incorporated by reference to Exhibit 4.2 of our Registration Statement on Form S-3 (Commission File No. 333-139304) filed on December 13, 2006).

3.1(c)	Certificate of Amendment dated June 1, 2010 (Incorporated by reference to Exhibit 3.1 to our Current Report on Form 8-K (Commission File No. 001-32212) filed on June 3, 2010).

*3.1(d)	Amendment to Articles of Incorporation, dated November 17, 2010.

3.2(a)	Amended and Restated Bylaws (Incorporated by reference to Exhibit 3.4 to our Current Report on Form 8-K (Commission File No. 001-32212) filed on November 6, 2006).

3.2(b)	Amendment to Amended and Restated By-laws dated December 12, 2007 by Endeavour International Corporation (Incorporated by reference to Exhibit 3.1 to our Current Report on Form 8-K (Commission File No. 001-32212) filed on December 13, 2007).

Endeavour International Corporation
Exhibit Index

Exhibit	Description
3.3	Amended and Restated Certificate of Designation of Series B Preferred Stock filed February 26, 2004 (Incorporated by reference to Exhibit 3.3 of our Quarterly Report on Form 10-Q (Commission File No. 001-32212) for the quarter ended June 30, 2004).

*3.4	Specimen of Common Stock Certificate.

3.5	Certificate of Designation of Series A Preferred Stock of Endeavour International Corporation (Incorporated by reference to Exhibit 3.1 to our Current Report on Form 8-K (Commission File No. 001-32212) filed on November 6, 2006).

3.6(a)	Certificate of Designation of Series C Preferred Stock of Endeavour International Corporation, (Incorporated by reference to Exhibit 3.2 to our Current Report on Form 8-K (Commission File No. 001-32212) filed on November 6, 2006).

3.6(b)	Amendment to Certificate of Designation of Series C Preferred Stock of Endeavour International Corporation, dated November 17, 2009 (Incorporated by reference to Exhibit 3.1 to our Current Report on Form 8-K (Commission File No. 001-32212) filed on November 23, 2009).

3.6(c)	Amendment to Certificate of Designation of Series C Preferred Stock of Endeavour International Corporation, dated March 10, 2010 (Incorporated by reference to Exhibit 3.6(c) of our Annual Report on Form 10-K for the year ended December 31, 2009).

3.7	Certificate of Designation of Series D Preferred Stock of Endeavour International Corporation (Incorporated by reference to Exhibit 3.3 to our Current Report on Form 8-K (Commission File No. 001-32212) filed on November 6, 2006).

4.1(a)	Warrants to Purchase Common Stock issued to Trident Growth Fund, LP dated July 29, 2003 (warrant # 2003-3) (Incorporated by reference to Exhibit 4.7 of our Annual Report on Form 10-KSB (Commission File No. 000-33439) for the year ended December 31, 2003).

4.1(b)	First Amendment to Warrants to Purchase Common Stock dated February 26, 2004 (warrant # 2003-3) (Incorporated by reference to Exhibit 4.7 of our Annual Report on Form 10-KSB (Commission File No. 000-33439) for the year ended December 31, 2003).

4.2(a)	Warrants to Purchase Common Stock issued to Gemini Capital, L.P. (Warrant #2002-1) (Incorporated by reference to Exhibit 4.6 of our Quarterly Report on Form 10-QSB (Commission File No. 000-33439) for the Quarter Ended June 30, 2002).

Endeavour International Corporation
Exhibit Index

Exhibit	Description
4.2(b)	First Amendment to Warrants to Purchase Common Stock dated July 29, 2003 (Warrant # 2002-1) (Incorporated by reference to Exhibit 4.5 of our Annual Report on Form 10-KSB (Commission File No. 000-33439) for the year ended December 31, 2003).

4.2(c)	Second Amendment to Warrants to Purchase Common Stock dated February 26, 2004 (Warrant # 2002-1) (Incorporated by reference to Exhibit 4.5 of our Annual Report on Form 10-KSB (Commission File No. 000-33439) for the year ended December 31, 2003).

4.3	Indenture, dated as of January 20, 2005, between Endeavour International Corporation and Wells Fargo Bank, National Association, as Trustee, relating to the 6.00% Convertible Senior Notes due 2012 (Incorporated by reference to our Exhibit 4.1 to our Current Report on Form 8-K (Commission File No. 001-32212) filed on January 24, 2005).

4.4	Registration Rights Agreement dated January 24, 2008 by and between Endeavour International Corporation and Smedvig QIF Plc (Incorporated by reference to Exhibit 4.2 to our Current Report on Form 8-K (Commission File No. 001-32212) filed on January 24, 2008).

4.5	Trust Deed dated January 24, 2008 by and among Endeavour International Corporation, Endeavour Energy Luxembourg S.a.r.l. and BNY Corporate Trustee Services Limited, as trustee (Incorporated by reference to Exhibit 4.1 to our Current Report on Form 8-K (Commission File No. 001-32212) filed on January 24, 2008).

†10.1	2004 Incentive Plan, effective February 26, 2004 (Incorporated by reference to Exhibit 10.36 of our Annual Report on Form 10-KSB (Commission File No. 000-33439) for the year ended December 31, 2003).

†10.2	2007 Incentive Plan (Incorporated by reference to Exhibit 10.1 to our Quarterly Report (Commission file No. 001-32212) for the quarter ended June 30, 2007).

†10.3	2010 Incentive Plan (Incorporated by reference to Exhibit A to our definitive proxy statement on Schedule 14A filed on April 20, 2010).

†10.4	Second Amended and Restated Employment Agreement by and between William L. Transier and the Company (Incorporated by reference to Exhibit 10.4 to our Annual Report on Form 10-K (Commission File No. 001-32212) for the year ended December 31, 2008).

†10.5	Employment Offer Letter to Carl Grenz, dated August 15, 2008 (Incorporated by reference to Exhibit 10.1 of our Quarterly Report on Form 10-Q (Commission File No. 001-32212) for the quarter ended September 30, 2008).

†10.6	Form of Change in Control on Termination of Benefits Agreement (Incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K (Commission File No. 000-32212) filed on February 15, 2008).

Endeavour International Corporation
Exhibit Index

Exhibit	Description
†10.7	Form of Amended Change in Control Termination Benefits Agreement between the Company and Kirksey, Grenz, Williams and Stover, individually (Incorporated by reference to Exhibit 10.8 of our Annual Report on Form 10-K for the year ended December 31, 2008).

†10.8	Change in Control and Termination Benefits Agreement dated January 11, 2010, by and between Endeavour International Corporation and James Joseph Emme (Incorporated by reference to Exhibit 10.7 of our Annual Report on Form 10-K for the year ended December 31, 2009).

†10.9	Form of Restricted Stock Agreement under the 2010 Incentive Plan (Incorporated by reference to Exhibit 10.2 of our Quarterly Report on Form 10-Q (Commission File No. 001-32212) for the quarter ended September 31, 2010).

†10.10	Form of Stock Option Agreement under the 2010 Incentive Plan (Incorporated by reference to Exhibit 10.3 to our Quarterly Report on Form 10-Q (Commission File No. 001-32212) for the quarter ended September 31, 2010).

10.11(a)	Form of Stock Option Agreement under the 2010 Incentive Plan (Incorporated by reference to Exhibit 10.3 to our Quarterly Report on Form 10-Q (Commission File No. 001-32212) for the quarter ended September 31, 2010).

10.11(b)	Incremental Term Loan Commitment and Amendment Agreement among Endeavour International Corporation, Endeavour Energy UK Limited, various lenders and Cyan Partners, LP dated October 21, 2010 (Incorporated by reference to Exhibit 10.4(b) to our Quarterly Report on Form 10-Q (Commission File No. 001-32212) for the quarter ended September 31, 2010).

10.11(c)	Incremental Fee Letter among Endeavour International Corporation, Endeavour Energy UK Limited, various lenders and Cyan Partners, LP, as supplement to the Incremental Term Loan Commitment and Amendment Agreement, dated October 21, 2010 (Incorporated by reference to Exhibit 10.4(b) to our Quarterly Report on Form 10-Q (Commission File No. 001-32212) for the quarter ended September 31, 2010).

10.11(d)	First Amendment to Credit Agreement, U.S. Security Agreement and Subsidiaries Guaranty, dated as of February 3, 2011, by and among Endeavour International Corporation, Endeavour Energy UK Limited, Cyan Partners, LP, as administrative agent, and the lenders party thereto (Incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K (Commission File No. 001-32212) filed on February 9, 2011).

10.12(a)	Subscription and Registration Rights Agreement, dated October 19, 2006, by and among Endeavour International Corporation and the Investors party thereto (Incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K (Commission File No. 001-32212) filed on October 25, 2006).

Endeavour International Corporation
Exhibit Index

Exhibit	Description
10.12(b)	Amendment No. 1 to Subscription and Registration Rights Agreement, January 29, 2010, by and among Endeavour International Corporation and the Investors party thereto (Incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K (Commission File No. 001-32212) filed on February 1, 2010).

**10.13	Final Participation Agreement between Endeavour and Cohort Energy Company (Incorporated by reference to Exhibit 10.2 to our Current Report on Form 8-K (Commission File No. 001-32212) filed on January 19, 2010).

†10.14	Restricted Stock Award Agreement between Endeavour International Corporation and J. Michael Kirksey dated September 26, 2007 (Incorporated by reference to Exhibit 10.31 to our Annual Report on Form 10-K (Commission File No. 001-32212) for the year ended December 31, 2007).

†10.15	Restricted Stock Award Agreement between Endeavour International Corporation and John G. Williams dated October 1, 2007 (Incorporated by reference to Exhibit 10.32 to our Annual Report on Form 10-K (Commission File No. 001-32212) for the year ended December 31, 2007).

†10.16	Stock Option Agreement between Endeavour International Corporation and J. Michael Kirksey dated September 26, 2007 (Incorporated by reference to Exhibit 10.33 to our Annual Report on Form 10-K (Commission File No. 001-32212) for the year ended December 31, 2007).

†10.17	Stock Option Agreement between Endeavour International Corporation and John G. Williams dated October 1, 2007 (Incorporated by reference to Exhibit 10.34 to our Annual Report on Form 10-K (Commission File No. 001-32212) for the year ended December 31, 2007).

†10.18	Stock Option Agreement between Endeavour International Corporation and Carl D. Grenz dated November 3, 2008 (Incorporated by reference to Exhibit 10.22 to our Annual Report on Form 10-K (Commission File No. 001-32212) for the year ended December 31, 2008).

†10.19	Stock Option Agreement between Endeavour International Corporation and Carl D. Grenz dated November 3, 2008 (Incorporated by reference to Exhibit 10.23 to our Annual Report on Form 10-K (Commission File No. 001-32212) for the year ended December 31, 2008).

†10.20	Restricted Stock Award Agreement between Endeavour International Corporation and Carl D. Grenz dated November 3, 2008 (Incorporated by reference to Exhibit 10.24 to our Annual Report on Form 10-K (Commission File No. 001-32212) for the year ended December 31, 2008).

†10.21	Restricted Stock Award Agreement between Endeavour International Corporation and Carl D. Grenz dated November 3, 2008 (Incorporated by reference to Exhibit 10.25 to our Annual Report on Form 10-K (Commission File No. 001-32212) for the year ended December 31, 2008).

Endeavour International Corporation
Exhibit Index

Exhibit	Description
*†10.22	Restricted Stock Award Agreement between Endeavour International Corporation and James J. Emme dated January 10, 2010.

10.23	Agreement for the Sale and Purchase of the Endeavour Energy Norge AS dated April 2, 2009 (Incorporated by reference to Exhibit 4.1 of our Quarterly Report on Form 10-Q (Commission File No. 001-32212) for the quarter ended March 31, 2009).

†10.24	Form of Stock Redemption Agreement dated November 17, 2009 by and among Endeavour International Corporation and the holders of its Series C Preferred Stock (Incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K (Commission File No. 001-32212) filed on November 23, 2009).

10.25(a)	Form of Note Agreement dated November 17, 2009 by and among Endeavour International Corporation and the holders of its Series C Preferred Stock (Incorporated by reference to Exhibit 10.2 to our Current Report on Form 8-K (Commission File No. 001-32212) filed on November 23, 2009).

10.25(b)	Amendment to Note Agreement dated November 17, 2009 by and among Endeavour International Corporation and the holders of its Series C Preferred Stock, dated March 10, 2010 (Incorporated by reference to Exhibit 10.26(b) of our Annual Report on Form 10-K for the year ended December 31, 2009).

10.26	Common Stock Purchase Agreement, dated as of February 4, 2010, by and between Endeavour International Corporation and the purchasers named therein ((Incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K (Commission File No. 001-32212) filed on February 5, 2010).

10.27	Registration Rights Agreement, dated as of February 4, 2010, by and between Endeavour International Corporation and the purchasers named therein (Incorporated by reference to Exhibit 10.2 to our Current Report on Form 8-K (Commission File No. 001-32212) filed on February 5, 2010).

10.28	Common Stock Purchase Agreement, dated August 16, 2010, by and between Endeavour International Corporation and the purchasers named therein (Incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K (Commission File No. 001-32212) filed on August 20, 2010.

*12.1	Computation of Ratios of Earnings to Fixed Charges.

*12.2	Computation of Ratios of Earnings to Fixed Charges and Preference Securities Dividends.

*14.1	Code of Business Conduct of Endeavour International Corporation.

*21.1	List of Subsidiaries.

Endeavour International Corporation
Exhibit Index

Exhibit	Description
*23.1	Consent of Independent Registered Public Accounting Firm — KPMG LLP.

*23.2	Consent of Independent Reserve Engineers — Netherland, Sewell & Associates, Inc.

*31.1	Certification of William L. Transier, Chief Executive Officer, pursuant to Rule 13a-14(a) of the Securities and Exchange Act of 1934, as amended.

*31.2	Certification of J. Michael Kirksey, Chief Financial Officer, pursuant to Rule 13a-14(a) of the Securities and Exchange Act of 1934, as amended.

‡32.1	Certification of William L. Transier, Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

‡32.2	Certification of J. Michael Kirksey, Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

‡99.1	Report of Netherland, Sewell & Associates, Inc., Independent Petroleum Engineers and Geologists.

*	Filed herewith.

‡	Furnished herewith.

†	Identifies management contracts and compensatory plans or arrangements.

**	Portions of this exhibit have been omitted pursuant to a request for confidential treatment under Rule 24b-2 of the Securities Exchange Act of 1934, and the omitted material has been separately filed with the Securities and Exchange Commission.