Form 10-Q
period 2011-06-30
ENDEAVOUR INTERNATIONAL CORP
filed 2011-08-08
CIK 1112412

United States
Securities and Exchange Commission
Washington, D.C. 20549
Form 10-Q
(Mark One)

☑	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the Quarterly Period Ended June 30, 2011
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐Yes ☑ No
As of July 31, 2011, 37.6 million shares of the registrant’s common stock were outstanding.

Index

Part I: Financial Information
Item 1: Financial Statements
Condensed Consolidated Balance Sheets	1
Condensed Consolidated Statements of Operations	3
Condensed Consolidated Statements of Cash Flows	4
Notes to Condensed Consolidated Financial Statements	5
Item 2: Management’s Discussion and Analysis of Financial Condition and Results of Operations	18
Item 3: Quantitative and Qualitative Disclosures About Market Risk	36
Item 4: Controls and Procedures	37
Part II. Other Information
Item 1A: Risk Factors	38
Item 6: Exhibits	38
Signatures	40
EX-2.1
EX-2.2
EX-10.1
EX-10.2
EX-10.3
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
Endeavour International Corporation
Condensed Consolidated Balance Sheets
(Unaudited)
(Amounts in thousands)

	June 30,	December 31,
	2011	2010

Assets
Current Assets:
Cash and cash equivalents	$10,229	$99,267
Restricted cash (released to general use in July 2011)	33,123	31,776
Accounts receivable	9,755	8,068
Prepaid expenses and other current assets	13,021	8,718

Total Current Assets	66,128	147,829

Property and Equipment, Net ($241,036 and $161,430 not subject to amortization at 2011 and 2010, respectively)	499,493	364,677
Goodwill	211,886	211,886
Other Assets	19,570	25,895

Total Assets	$797,077	$750,287

See accompanying notes to condensed consolidated financial statements.

Endeavour International Corporation
Condensed Consolidated Balance Sheets
(Unaudited)
(Amounts in thousands)

	June 30,	December 31,
	2011	2010

Liabilities and Stockholders’ Equity
Current Liabilities:
Accounts payable	$59,652	$32,442
Current maturities of debt	16,600	21,600
Accrued expenses and other	20,495	22,642

Total Current Liabilities	96,747	76,684

Long-Term Debt	244,438	323,706
Deferred Taxes	93,911	77,200
Other Liabilities	57,559	64,927

Total Liabilities	492,655	542,517

Commitments and Contingencies

Series C Convertible Preferred Stock
Face value (liquidation preference)	41,000	45,000
Net non-cash premiums under fair value accounting on redemption	7,428	8,152

Total Series C Convertible Preferred Stock	48,428	53,152

Stockholders’ Equity:
Series B preferred stock — Liquidation preference: $3,351 and $3,273 at 2011 and 2010, respectively)	—	—
Common stock; shares issued and outstanding — 37,127 and 24,784 shares at 2011 and 2010, respectively	37	25
Additional paid-in capital	413,470	287,995
Treasury stock, at cost — 72 and 72 shares at 2011 and 2010, respectively	(587)	(587)
Accumulated deficit	(156,926)	(132,815)

Total Stockholders’ Equity	255,994	154,618

Total Liabilities and Stockholders’ Equity	$797,077	$750,287

See accompanying notes to condensed consolidated financial statements.

Endeavour International Corporation
Condensed Consolidated Statement of Operations
(Unaudited)
(Amounts in thousands, except per share data)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2011	2010	2011	2010

Revenues	$19,053	$21,532	$33,157	$35,253

Cost of Operations:
Operating expenses	6,352	3,465	11,392	6,286
Depreciation, depletion and amortization	7,004	7,912	13,326	13,593
Impairment of oil and gas properties	—	—	—	7,692
General and administrative	4,948	4,205	9,662	8,636

Total Expenses	18,304	15,582	34,380	36,207

Income (Loss) From Operations	749	5,950	(1,223)	(954)

Other Income (Expense):
Derivatives:
Realized losses	—	(1,332)	—	(1,100)
Unrealized gains (losses)	(6,448)	6,108	(1,984)	5,036
Interest expense	(7,831)	(5,623)	(20,354)	(11,259)
Interest income and other	(48)	586	(186)	3,609

Total Other Expense	(14,327)	(261)	(22,524)	(3,714)

Income (Loss) Before Income Taxes	(13,578)	5,689	(23,747)	(4,668)

Income Tax Expense (Benefit)	2,026	5,084	(687)	9,917

Net Income (Loss)	(15,604)	605	(23,060)	(14,585)
Preferred Stock Dividends	506	547	1,052	1,136

Net Income (Loss) to Common Stockholders	$(16,110)	$58	$(24,112)	$(15,721)

Net Loss per Common Share — Basic and Diluted	$(0.42)	$—	$(0.74)	$(0.71)

Weighted Average Number of Common Shares Outstanding:
Basic and Diluted	38,612	23,145	32,714	22,259

See accompanying notes to condensed consolidated financial statements.

Endeavour International Corporation
Condensed Consolidated Statement of Cash Flows
(Unaudited)
(Amounts in thousands)

	Six Months Ended June 30,
	2011	2010

Cash Flows from Operating Activities:
Net loss	$(23,060)	$(14,585)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation, depletion and amortization	13,326	13,593
Impairment of oil and gas properties	—	7,692
Deferred tax expense (benefit)	(875)	8,445
Unrealized (gains) losses on derivatives	1,984	(5,036)
Amortization of non-cash compensation	1,792	1,998
Amortization of loan costs and discount	6,560	3,313
Non-cash interest expense	5,928	3,409
Other	2,789	(3,565)
Changes in operating assets and liabilities:
(Increase) decrease in receivables	(1,687)	6,027
Increase in other current assets	(9,376)	(1,738)
Increase (decrease) in liabilities	(21,248)	4,900

Net Cash Provided by (Used in) Operating Activities	(23,867)	24,453

Cash Flows From Investing Activities:
Capital expenditures	(66,727)	(41,392)
Acquisitions	(22,240)	(33,047)
(Increase) decrease in restricted cash	(1,347)	2,878

Net Cash Used in Investing Activities	(90,314)	(71,561)

Cash Flows From Financing Activities:
Repayments of borrowings	(92,050)	(9,317)
Borrowings under debt agreements	—	25,000
Proceeds from issuance of common stock	118,444	20,011
Dividends paid	(973)	(1,057)
Other financing	(278)	(1,223)

Net Cash Provided by Financing Activities	25,143	33,414

Net Decrease in Cash and Cash Equivalents	(89,038)	(13,694)
Cash and Cash Equivalents, Beginning of Period	99,267	27,287

Cash and Cash Equivalents, End of Period	$10,229	$13,593

See accompanying notes to condensed consolidated financial statements.

Endeavour International Corporation
Notes to Condensed Consolidated Financial Statements
(Unaudited)
(Amounts in tables in thousands, except per unit data)
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
(Unaudited)
(Amounts in tables in thousands, except per unit data)
For each of the periods presented, shares associated with stock options, warrants, convertible debt, convertible preferred stock and certain stock incentive plans were not included because their inclusion would be anti-dilutive.
The common shares potentially issuable arising from these instruments, which were outstanding during the periods presented in the financial statements consisted of:

	June 30,
	2011	2010

Warrants, options and stock-based compensation	141	104
Convertible debt	3,576	5,505
Convertible preferred stock	4,686	5,143

	8,403	10,752

New Accounting Developments
On January 1, 2010, we adopted the following new standards without material effects on our results of operations or financial position:
•	Subsequent Events — Amended standards of accounting for and disclosure of events that occur after the balance sheet date but before the financial statements are issued; and

•	Fair Value — New, expanded disclosures are required for recurring or nonrecurring fair-value measurements and the reconciliation of specific fair value measurements.
In May 2011, the Financial Accounting Standards Board (“FASB”) issued a new accounting standard on fair value measurements that clarifies the application of existing guidance and disclosure requirements, changes certain fair value measurement principles and requires additional disclosures about fair value measurements. The standard is effective for interim and annual periods beginning after December 15, 2011. Early adoption is not permitted. We do not expect the adoption of this accounting guidance to have a material impact on our consolidated financial statements and related disclosures.
In June 2011, the Financial Accounting Standards Board issued guidance impacting the presentation of comprehensive income. The guidance eliminates the current option to report components of other comprehensive income in the statement of changes in equity or in a footnote to the financial statements. The guidance is intended to provide a more consistent method of presenting non-owner transactions that affect an entity’s equity. The guidance is effective for interim and annual periods beginning on or after December 15, 2011. We do not expect adoption of the comprehensive income presentation to have an impact on our financial position or results of operations.

Endeavour International Corporation
Notes to Condensed Consolidated Financial Statements
(Unaudited)
(Amounts in tables in thousands, except per unit data)
Note 2 — Property and Equipment
Property and equipment included the following at the dates indicated below:

	June 30,	December 31,
	2011	2010

Oil and gas properties under the full cost method:
Subject to amortization	$455,001	$389,575
Not subject to amortization:
Acquired in 2011	89,902	—
Acquired in 2010	63,555	67,612
Acquired in 2009	29,204	31,134
Acquired prior to 2009	58,375	62,684

	696,037	551,005
Computers, furniture and fixtures	4,620	4,222

Total property and equipment	700,657	555,227

Accumulated depreciation, depletion and amortization	(201,164)	(190,550)

Net property and equipment	$499,493	$364,677

The costs not subject to amortization relate to unproved properties and properties being made ready to be placed into service, which are excluded from amortizable capital costs until it is determined whether or not proved reserves can be assigned to such properties. We capitalized $4.1 million and $1.2 million in interest related to exploration activities for the quarters ended June 30, 2011 and 2010, respectively. For the six months ending June 30, 2011 and 2010, we capitalized $5.9 million and $1.9 million, respectively, in interest related to exploration.
For the second quarter of 2011, we did not have an impairment of oil and gas properties, pre-tax, through the application of the full cost ceiling test at the end of the quarter. The prices used in the application of the full cost ceiling test were $90.27 per barrel for oil and $4.24 per Mcf for gas for our U.S. properties, and $95.90 per barrel for oil and $8.26 per Mcf for gas for our U.K. properties.
Assets Acquisition
On February 23, 2011, we closed our acquisition of an additional 20% working interest in the Bacchus field for approximately $9.2 million in cash payable at closing and approximately $6.2 million in cash payable at the earlier of three months after first oil is produced or the end of 2011. In addition, we paid capital costs incurred by the seller of $9.4 million. Following the acquisition, we hold an aggregate 30% working interest.

Endeavour International Corporation
Notes to Condensed Consolidated Financial Statements
(Unaudited)
(Amounts in tables in thousands, except per unit data)
Pending Acquisition
In July 2011, we entered into purchase and sale agreements to acquire certain leasehold and producing interests in the Marcellus shale in north central Pennsylvania, as well as a pipeline and related facilities for aggregate consideration of $110 million. The transaction is expected to close by the fourth quarter of 2011. Additional discussion of this acquisition can be found in Note 11 “Subsequent Events.”
Note 3 — Debt Obligations
Our debt consisted of the following at the dates indicated:

	June 30,	December 31,
	2011	2010

Senior notes, 6% fixed rate, due 2012	$—	$81,250
Convertible bonds, 11.5%, due 2016	59,077	55,821
Subordinated notes, 12.0%, due 2014	41,620	51,132
Senior term loan, 15%, due 2013	163,011	161,371

	263,708	349,574
Less: debt discount	(2,670)	(4,268)
Less: current maturities	(16,600)	(21,600)

Long-term debt	$244,438	$323,706

Standby letters of credit outstanding for abandonment liabilities	$33,166	$31,726

Our outstanding credit facilities contain certain financial ratio covenants. We were in compliance with all financial and restrictive covenants of our debt obligations as of June 30, 2011 and December 31, 2010.
The fair value of our outstanding debt obligations was $270 million and $361 million at June 30, 2011 and December 31, 2010, respectively. The fair values of long-term debt were determined based upon external market quotes for our Senior Notes and discounted cash flows for other debt.
6% Senior Notes
On April 20, 2011, we redeemed all $81.25 million of our outstanding 6% Senior Notes due 2012 with a portion of the proceeds from our common stock offering completed in March 2011.

Endeavour International Corporation
Notes to Condensed Consolidated Financial Statements
(Unaudited)
(Amounts in tables in thousands, except per unit data)
The redemption was made at a price of 100% of the Senior Notes’ principal amount, plus accrued and unpaid interest to the redemption date.
11.5% Convertible Bonds
On March 11, 2011, we entered into an amendment to the Trust Deed with Smedvig QIF PLC related to our 11.5% Convertible Bonds due 2014. The amendment provides for:
•	the amendment of the maturity date of the 11.5% Convertible Bonds from January 24, 2014 to January 24, 2016;

•	the amendment of the date upon which the holders of the 11.5% Convertible Bonds may first exercise a put right, and the occurrence of the conversion price reset if such put right is not exercised, from January 24, 2012 to January 24, 2016; and

•	a reduction in the interest rate payable from 11.5% to 7.5% on and after March 31, 2014.
We recorded a loss of $0.8 million in other expenses related to this amendment, representing the difference between the fair value of the debt and the book value of the debt at March 11, 2011.
Senior Term Loan
On February 6, 2011, we amended our Senior Term Loan due 2013 to increase the security reserved for potential letters of credit from $25 million to $35 million. In July 2011, we secured new letters of credit that allowed us to release the $33 million of restricted cash that served as collateral for previous letters of credit.
The Amendment of our 11.5% Convertible Bonds and the redemption of all $81.25 million of our outstanding 6% Senior Notes satisfied the two conditions precedent to extend the maturity date of the Senior Term Loan to August 16, 2013
In July 2011, we amended our Senior Term Loan to provide for an increase of $75 million in the borrowings available under the Senior Term Loan. In connection with the increase, we drew down the full additional amounts available and our quarterly scheduled amortization payments on the Senior Term Loan will increase from $400,000 to $587,500. See Note 11 “Subsequent Events” for additional discussion of these transactions.
5.5% Convertible Senior Notes
In July 2011, we issued $135 million aggregate principal amount of our 5.5% Convertible Senior Notes due 2016. Interest on these notes will be payable semiannually at a rate of 5.5% per annum. The 5.5% Convertible Senior Notes are convertible into shares of our common stock at an initial conversion rate of 54.019 shares (equivalent to $18.51 per share) of common stock per $1,000 principal amount of the notes. See Note 11 “Subsequent Events” for additional discussion of this transaction.

Endeavour International Corporation
Notes to Condensed Consolidated Financial Statements
(Unaudited)
(Amounts in tables in thousands, except per unit data)
Note 4 — Asset Retirement Obligations
Our asset retirement obligations relate to obligations for the future plugging and abandonment of oil and gas properties. The following table provides a rollforward of our asset retirement obligations for the six months ended June 30, 2011 and 2010:

	Six Months Ended
	June 30,
	2011	2010

Carrying amount of asset retirement obligations as of beginning of period	$42,997	$47,362
Accretion expense (included in DD&A expense)	2,434	2,245
Impact of foreign currency exchange rate changes	1,871	(3,640)
Payment of asset retirement obligations	(10,680)	(567)
Reduction in asset retirement obligations	—	(1,812)

Carrying amount of asset retirement obligations as of end of period	36,622	43,588
Less: Current portion	(6,677)	(4,849)

Long-term asset retirement obligations	$29,945	$38,739

Note 5 — Equity Transactions
New York Stock Exchange Listing of Common Stock
On March 15, 2011, we completed the transfer of the primary listing for our common stock from the NYSE Amex to the New York Stock Exchange under the symbol “END.”
Common Stock Offering
On March 30, 2011, we completed an underwritten public offering of 11.5 million shares of common stock at a price of $11.00 per common share ($10.34 per common share, net of underwriting discounts) for net proceeds of $118.4 million. On April 20, 2011, we used a portion of the offering proceeds to redeem all $81.25 million of our outstanding 6% Senior Notes. We intend to use the remaining offering proceeds for general corporate purposes.
Series C Convertible Preferred Stock
On April 12, 2011, a holder of a portion of our Series C Convertible Preferred Stock converted 4,000 preferred shares into 457,142 shares of our common stock.

Endeavour International Corporation
Notes to Condensed Consolidated Financial Statements
(Unaudited)
(Amounts in tables in thousands, except per unit data)
Note 6 — Stock-Based Compensation Arrangements
We grant restricted stock and stock options to employees and directors as incentive compensation. The restricted stock and options generally vest over three years. Non-cash stock- based compensation is recorded in general and administrative (“G&A”) expenses or capitalized G&A as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2011	2010	2011	2010

G & A Expenses	$634	$615	$1,277	$1,498
Capitalized G & A	283	230	515	500

Total non-cash stock-based compensation	$917	$845	$1,792	$1,998

At June 30, 2011, total compensation cost related to awards not yet recognized was approximately $6.7 million and is expected to be recognized over a weighted average period of less than three years.
Stock Options
The fair value of each option award is estimated on the date of grant using the Black-Scholes option-pricing model. We have not granted any stock options during 2010 or the first six months of 2011. Information relating to stock options is summarized as follows:

		Weighted	Weighted
	Number of	Average	Average
	Shares	Exercise	Contractual	Aggregate
	Underlying	Price per	Life in	Intrinsic
	Options	Share	Years	Value

Balance outstanding — January 1, 2011	464	$10.04
Exercised	(56)	6.80
Forfeited	(21)	12.95
Expired	(48)	24.16

Balance outstanding — June 30, 2011	339	$8.37	6.5	$2,293

Currently exercisable — June 30, 2011	297	$8.98	6.4	$1,829

Endeavour International Corporation
Notes to Condensed Consolidated Financial Statements
(Unaudited)
(Amounts in tables in thousands, except per unit data)
Restricted Stock
Restricted stock awards are valued based on the closing price of our common stock on the measurement date, which is typically the date of grant. Status of the restricted shares as of June 30, 2011 and the changes during the six months ended June 30, 2011 are presented below:

		Weighted
		Average Grant
		Date Fair
	Number of	Value per
	Shares	Share

Balance outstanding — January 1, 2011	816	$7.39
Granted	374	13.65
Vested	(299)	7.38
Forfeited	(44)	7.51

Balance outstanding — June 30, 2011	847	$10.15

Total grant date fair value of shares vesting during the period	$3,995

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
Level 1:	Fair value is based on actively-quoted market prices, if available.

Level 2:	In the absence of actively-quoted market prices, we seek price information from external sources, including broker quotes and industry publications. Substantially all of these inputs are observable in the marketplace during the entire term of the instrument, derived from observable data, or supported by observable levels at which transactions are executed in the marketplace.

Level 3:	If valuations require inputs that are both significant to the fair value measurement and less observable from objective sources, we must estimate prices based on available historical and near-term future price information and certain statistical methods that reflect our market assumptions.

Endeavour International Corporation
Notes to Condensed Consolidated Financial Statements
(Unaudited)
(Amounts in tables in thousands, except per unit data)
Financial assets and liabilities are classified based on the lowest level of input that is significant to the fair value measurement. The following table summarizes the valuation of our investments and financial instruments by pricing levels as of June 30, 2011 and December 31, 2010:

	Quoted Market Prices	Significant Other	Significant
	in Active Markets —	Observable Inputs —	Unobservable Inputs	Total
	Level 1	Level 2	Level - 3	Fair Value

As of June 30, 2011:
Oil and gas derivative contracts:
Oil and gas puts	$—	$694	$161	$855
Embedded derivatives	—	—	(27,090)	(27,090)

Total derivative liabilities	$—	$694	$(26,929)	$(26,235)

As of December 31, 2010:
Oil and gas derivative contracts:
Oil and gas puts	$—	$1,213	$792	$2,005
Embedded derivatives	—	—	(27,495)	(27,495)

Total derivative liabilities	$—	$1,213	$(26,703)	$(25,490)

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
The following is a reconciliation of changes in fair value of net derivative assets and liabilities classified as Level 3:

Endeavour International Corporation
Notes to Condensed Consolidated Financial Statements
(Unaudited)
(Amounts in tables in thousands, except per unit data)

Six Months Ended June 30, 2011:
Balance at beginning of period	$(26,703)
Realized and unrealized gains (losses) included in earnings	(226)

Balance at end of period	$(26,929)

Changes in unrealized gains (losses) relating to derivatives assets and liabilities still held at June 30, 2011:	$(226)

Six Months Ended June 30, 2010:
Balance at beginning of period	$(12,057)
Realized and unrealized gains (losses) included in earnings	(6,515)

Balance at end of period	$(18,572)

Changes in unrealized gains (losses) relating to derivatives assets and liabilities still held at June 30, 2010 :	$(5,618)

Note 8 — Derivative Instruments
From time to time, we may utilize derivative financial instruments to hedge cash flows from operations or to hedge the fair value of financial instruments. We may use derivative financial instruments with respect to a portion of our oil and gas production or a portion of our variable rate debt to achieve a more predictable cash flow by reducing our exposure to price fluctuations. These transactions are likely to be swaps, collars or options and to be entered into with major financial institutions or commodities trading institutions. Derivative financial instruments are intended to reduce our exposure to declines in the market prices of crude oil and natural gas that we produce and sell, or to increases in interest rates and to manage cash flows in support of our annual capital expenditure budget. We also have embedded derivatives related to our debt instruments and convertible preferred stock.
The fair market value of these derivative instruments is included in our balance sheet as follows for the periods indicated:

Endeavour International Corporation
Notes to Condensed Consolidated Financial Statements
(Unaudited)
(Amounts in tables in thousands, except per unit data)

	June 30,	December 31,
	2011	2010

Derivatives not designated as hedges:
Oil and gas commodity derivatives:
Assets:
Prepaid expenses and other current assets	$487	$709
Other assets — long term	368	1,296

	$855	$2,005

Embedded derivatives related to debt and equity instruments:
Assets:
Other assets — long-term	$—	$315
Liabilities:
Other liabilities — long-term	$(27,090)	$(27,810)
If all counterparties failed to perform, our maximum loss would have been $0.9 million as of June 30, 2011.
The effect of the derivatives not designated as hedges on our results of operations was as follows for the periods indicated:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2011	2010	2011	2010

Derivatives not designated as hedges:
Oil and gas commodity derivatives
Realized gains (losses)	$—	$(1,332)	$—	$(1,100)
Unrealized gains (losses)	(378)	4,553	(2,389)	4,758

	(378)	3,221	(2,389)	3,658

Embedded derivatives related to debt and equity instruments
Unrealized gains (losses)	$(6,070)	$1,555	$405	$278

Under our Senior Term Loan, we are required to maintain commodity derivatives to manage our cash flows from operations. As of June 30, 2011, our outstanding commodity derivatives covered approximately 238 Mbbls of oil and 1,137 MMcf of natural gas cumulative through 2012 and consisted of six natural gas and twelve oil option contracts with three major counterparties.

Endeavour International Corporation
Notes to Condensed Consolidated Financial Statements
(Unaudited)
(Amounts in tables in thousands, except per unit data)
Note 9 — Supplemental Cash Flow Information
Cash paid during the period for interest and income taxes was as follows:

	Six Months Ended June 30,
	2011	2010

Interest paid	$15,923	$6,007

Income taxes paid (refunded)	$5,786	$(10)

Note 10 — Commitments and Contingencies
We have previously disclosed a potential commitment on a drilling rig in our North Sea operations relating to a dispute with the rig operator. On June 6, 2011, we entered into a settlement agreement with the rig operator whereby the parties were mutually released from all future claims. We incurred costs of $14 million related to the settlement, which were included in capital expenditures.
Note 11 — Subsequent Events
In July 2011, we amended our Senior Term Loan to provide for an increase of $75 million in the borrowings available under the Senior Term Loan. In connection with the increase, we drew down the full additional amounts available and our quarterly scheduled amortization payments on the Senior Term Loan will increase from $400,000 to $587,500. The other primary provisions of the amendment include:
•	consent and approval by the lenders of the issuance of the 5.5% Convertible Senior Notes and certain conforming amendments with respect to the issuance of those notes, including an increase in the basket available for the issuance of junior debt from $100 million to $135 million;

•	an amendment to the negative pledge provision to allow us to provide up to $10 million of cash margin to secure hedging obligations and;

•	an extension by one additional quarters to the scheduled step up in the minimum secured debt coverage ratio.
In July 2011, we entered into purchase and sale agreements with SM Energy Company and certain other minority owners to acquire the leasehold and producing interests held by SM Energy and its partners in the Marcellus shale in north central Pennsylvania, as well as a pipeline and related facilities in McKean and Potter Counties, Pennsylvania, for aggregate consideration of $110 million. The transaction is expected to close by the fourth quarter of 2011 and will be

Endeavour International Corporation
Notes to Condensed Consolidated Financial Statements
(Unaudited)
(Amounts in tables in thousands, except per unit data)
financed utilizing the proceeds from the issuance of the 5.5% Convertible Senior Notes, as discussed below.
In July 2011, we issued $135 million aggregate principal amount of our 5.5% Convertible Senior Notes. Interest is payable semi-annually. The 5.5% Convertible Senior Notes are convertible into shares of our common stock at an initial conversion rate of 54.019 shares (equivalent to $18.51 per share) of common stock per $1,000 principal amount of the notes. We intend to use substantially all of the net proceeds of this offering to fund our pending acquisition of acreage and related midstream assets in the Marcellus shale play. Any remainder, or the full net proceeds if we are unable to complete the Marcellus acquisition, will be used for general corporate purposes.
In July 2011, a tax increase was enacted by the U.K. government that will raise the existing supplementary charge on profits from North Sea oil and gas production from 20% to 32%, effective March 24, 2011. This supplementary charge is in addition to the existing corporation tax rate of 30%. As we do not currently anticipate paying corporate or supplementary tax in the U.K. for the next several years, we expect the tax increase to have little effect on our cash flow from operations during that time period. We have estimated that as a result of this enacted tax increase we will record a one-time increase in deferred tax liabilities of approximately $25 million during the third quarter of 2011, with a corresponding increase in deferred tax expense.
In July 2011, we entered into a letter of credit facility agreement (the “LC Agreement”) with Commonwealth Bank of Australia (“CBA”), pursuant to which CBA issued letters of credit to us in the amount of £20.6 million (approximately $35 million as of July 25, 2011). Concurrent with the issuance of the letters of credit, the restrictions on £20.6 million of our restricted cash were removed and the cash returned for general corporate purposes. The letters of credit secure decommissioning obligations in connection with certain of our United Kingdom Continental Shelf Petroleum Production Licences. The LC Agreement provides that we must pay a quarterly fee computed at a rate of 4.5% per year on the outstanding amount of each letter of credit issued under the LC Agreement. The LC Agreement contains similar financial covenants and other covenants as the credit agreement governing our Senior Term Loan. The CBA letters of credit have initial expiration dates of not later than October 31, 2012, and are renewable at our option through the expiration of the LC Agreement on October 31, 2013.

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
Our North Sea activities and assets remain a key source of value that we are actively developing to increase our overall reserves and production. Our major development projects in the U.K. sector of the North Sea — Bacchus, Greater Rochelle, and Columbus — have the potential to significantly expand our total proved reserves and production levels. These projects are in various stages of development, with Bacchus currently expected to commence oil production in the fourth quarter of 2011. Additionally, we expect that production from our two-phase development of the Greater Rochelle area will commence with first production from East Rochelle in the second half of 2012 and from West Rochelle shortly thereafter. Finally, our Columbus development project could commence production as early as 2013. We intend to continue actively managing our North Sea assets in a manner that maximizes value and enables us to allocate resources to effectively pursue our growth strategy.
Currently, our primary focus in the U.S. is unconventional gas developments targeting reserve and production growth in the Haynesville area, including the Louisiana Haynesville Shale and East Texas Cotton Valley Sands, and the Marcellus Shale play in Pennsylvania. In the Haynesville area, we have approximately 7,500 net acres with acreage located in Red River, DeSoto, Bienville and Caddo Parishes in Louisiana and in Harrison and Gregg Counties in Texas. Our Marcellus acreage is comprised of approximately 18,600 net acres in Pennsylvania located between two of the most active parts of the Marcellus play. We also have exploratory plans in emerging gas and oil plays in Alabama and Montana where early well results will determine the pace and scope of our subsequent exploration and development initiatives.

Endeavour International Corporation
We are expanding upon our foundation of producing assets and undeveloped acreage in both established and emerging U.S. onshore resource plays, including the development of our leasehold positions in the Haynesville and Marcellus areas, while continuing to develop our existing assets in the North Sea. Specifically, we have continued to focus on achieving initial production from the Bacchus oil field in the North Sea. We believe that the following will support us in executing our core business strategies.
•	In July 2011, we secured new letters of credit that allowed us to release the $33 million of restricted cash into operations that served as collateral for previous letters of credit.

•	In July 2011, we entered into purchase and sale agreements with SM Energy Company and certain other minority owners to acquire the leasehold and producing interests held by SM Energy and its partners in the Marcellus shale in north central Pennsylvania, as well as a pipeline and related facilities, for aggregate consideration of $110 million.

•	In July 2011, we issued $135 million aggregate principal amount of our 5.5% Convertible Senior Notes and intend to use substantially all of the net proceeds of this offering to fund our pending acquisition of acreage and related midstream assets in the Marcellus shale play.

•	In July 2011, we entered into an amendment to our Senior Term Loan providing for an increase of $75 million in the amounts available under the Senior Term Loan. The proceeds will be used for general corporate purposes.

•	In April 2011, we redeemed all $81.25 million of our outstanding 6% Senior Notes with a portion of the proceeds from our common stock offering completed in March 2011.

•	In March 2011, we closed a public offering of 11.5 million shares of our common stock offering for net proceeds of $118.4 million.

•	In March 2011, we completed the transfer of the primary listing for our common stock from the NYSE Amex to the New York Stock Exchange.

•	In March 2011, we entered into an Amendment to the Trust Deed dated as of January 24, 2008 with Smedvig QIF PLC and the other parties thereto related to our 11.5% Convertible Bonds. The amendment provides for an extension of the maturity date of the 11.5% Convertible Bonds; extends the date on which holders may exercise a put right, and the occurrence of price reset if not exercised; and a reduction in the interest rate payable after March 31, 2014 to 7.5%.

•	In February 2011, the Department of Energy and Climate Change (the “DECC”) approved the Rochelle FDP for Block 15/27 in East Rochelle. In April 2011, we announced the agreement of the commercial terms for the processing and transportation of East Rochelle production on the Scott Platform in the Central North Sea. As the operator, we plan to award contracts and commence immediate construction of the production facilities. First production from East Rochelle is planned for the second half of 2012.

•	In February 2011, we finalized our acquisition of an additional 20% working interest in the Bacchus development for approximately $9.2 million in cash payable at closing and approximately $6.2 million in cash payable at the earlier of three months after first production or the last business day of 2011. In addition, we paid capital costs previously incurred by the seller of $9.4 million. Following the acquisition, we now hold an aggregate working interest of 30%.

Endeavour International Corporation
•	In February 2011, we amended our Senior Term Loan to increase the security reserved for potential letters of credit from $25 million to $35 million. In July 2011, we secured new letters of credit that allowed us to release the $33 million of restricted cash that served as collateral for previous letters of credit.
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
Net loss to common shareholders for the six months ended June 30, 2011 was $24.1 million, or $0.74 per share, compared to $15.7 million, or $0.71 per share, for the same period in 2010. The change in the net loss to common shareholders for these periods is primarily due to decreases in unrealized gains on derivative instruments and revenue and increased operating and interest expenses, partially offset by the absence of an impairment of oil and gas properties and decreased tax expense.
Net income (loss) to common shareholders for the second quarter June 30, 2011 decreased to ($16.1) million compared to $0.1 million for the same period in 2010 primarily due to decreases in unrealized gains on derivative instruments and revenue and increased operating and interest expenses, partially offset by decreased tax expense.
In addition to our operations, our net income can be significantly affected by various non-cash items, such as unrealized gains and losses on our derivatives, impairment of oil and gas properties, and currency impact of long-term liabilities. Net loss as adjusted for the six months ended June 30, 2011 would have been $22.3 million without the effect of derivative transactions and impairment of oil and gas properties as compared to net loss as adjusted of $9.7 million for the same period in 2010. Net loss as adjusted for the second quarter June 30, 2011 would have been $9.3 million without the effect of derivative transactions as compared to net loss as adjusted of $3.3 million for the same period in 2010.
Adjusted EBITDA decreased to $11.7 million for the six months ended June 30, 2011 from $22.8 million for the same period in 2010, primarily due to decreased revenue related to the loss of production after the shut-in of our Goldeneye field and increased operating and other expenses. Adjusted EBITDA decreased to $7.6 million for the second quarter June 30, 2011 from $13.1 million for the same period in 2010 due to similar reasons as the six month decline. For definitions of Net Income (Loss) as Adjusted and Adjusted EBITDA, and a reconciliation of each to the nearest comparable GAAP measure, please see “Reconciliation of Non-GAAP Measures.”
Our cash flows used by operating activities decreased to $(23.9) million for the six months ended June 30, 2011 as compared to cash flows provided by operating activities of $24.5 million for the

Endeavour International Corporation
same period in 2010, primarily due to a loss of revenue from decreased production, increased interest expense related to our 2010 debt issuances and increased operating expenses.
Revenue and Sales Volume
Our revenues decreased from $35.3 million in the six months ended June 30, 2010 to $33.2 million in the same period of 2011 primarily as a result of the shutdown of our U.K. Goldeneye field and lower averaged realized natural gas prices, partially offset by increased U.S. gas sales volumes and higher oil prices. The change in our average realized natural gas prices is the result of a combination of factors. Our expanded operations in the U.S. along with the shutdown of Goldeneye have led to U.S. sales becoming the majority of our total gas sales. The U.S. gas market is heavily impacted by the increased supply from shale drilling. The significant increase of supply of natural gas from shale drilling on the U.S. gas markets and the significant shift in our gas sales from the U.K. to the U.S. resulted in the decrease in our average realized gas prices.
The following table shows our average sales volumes and realized sales prices for our operations for the periods presented. None of our current producing fields represent more than 15 percent of our total proved reserves during 2011 or 2010.

Endeavour International Corporation

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2011	2010	2011	2010

Sales volume (1)
Oil and condensate sales (Mbbls):
United Kingdom	125	188	225	301
United States	1	1	2	3

Total	126	189	227	304

Gas sales (MMcf):
United Kingdom	34	979	78	1,745
United States	1,012	441	1,976	721

Total	1,046	1,420	2,054	2,466

Oil equivalent sales (MBOE)
United Kingdom	131	351	238	592
United States	169	75	332	123

Total	300	426	570	715

Total BOE per day	3,295	4,684	3,149	3,951

Physical production volume (BOE per day) (1):
United Kingdom	1,316	3,279	1,311	3,199
United States	1,888	824	1,887	680

Total	3,204	4,103	3,198	3,879

Realized Prices (2)
Oil and condensate price ($ per Bbl):
Before commodity derivatives	$117.34	$76.80	$109.03	$74.33
Effect of commodity derivatives	—	(8.50)	—	(8.83)

Realized prices including commodity derivatives	$117.34	$68.30	$109.03	$65.50

Gas price ($ per Mcf):
Before commodity derivatives	$4.13	$4.91	$4.07	$5.13
Effect of commodity derivatives	—	0.20	—	0.64

Realized prices including commodity derivatives	$4.13	$5.11	$4.07	$5.77

Equivalent oil price ($ per BOE):
Before commodity derivatives	$63.54	$50.51	$58.18	$49.30
Effect of commodity derivatives	—	(3.12)	—	(1.54)

Realized prices including commodity derivatives	$63.54	$47.39	$58.18	$47.76

(1)	We record oil revenues using the sales method, i.e. when delivery has occurred. Actual production may differ based on the timing of tanker liftings. We use the entitlements method to account for sales of gas production.

Endeavour International Corporation

(2)	The average sales prices include gains and losses for derivative contracts we utilize to manage price risk related to our future cash flows.
We have taken important steps to balance our asset portfolio in several dimensions: U.S. versus U.K. properties; oil versus natural gas; and short-term versus long-term realizations. We have constructed our asset portfolio in this manner in an attempt to mitigate the risks of over-emphasizing any one of these variables. Specifically, we believe that the resource-rich plays in the U.S., with less capital-intensive and shorter production-cycles relative to our North Sea development projects, will provide a stable platform for the successful execution of our strategy by helping to provide cash flows from operations as we develop our longer-term, more capital-intensive North Sea development projects
Our revenues and cash flows from operating activities are very sensitive to changes in the prices we receive for the oil and natural gas we produce. Our production is sold at prevailing market prices which may be volatile and subject to numerous factors which are outside of our control. Further, the current tightly-balanced supply and demand market allows a small variation in supply or demand to significantly impact the market prices for these commodities.
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
For the second quarter of 2011 and 2010, we had sales volume of 3,295 BOE per day and 4,684 BOE per day, respectively. Our physical daily production was approximately 3,204 BOE and 4,103 BOE for the second quarter of 2011 and 2010, respectively. The decrease in sales volume is primarily attributable to the shut down of our Goldeneye field, partially offset by an increase in sales volumes from our U.S. assets. Sales from our U.S. assets have increased as we have continued our drilling program since our initial acquisitions of these assets in late 2009.
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

Endeavour International Corporation
Expenses
For the second quarter of 2011, operating expenses increased to $6.4 million as compared to $3.5 million for the same period in 2010. For the six months ended June 30, 2011, operating expenses increased to $11.4 million as compared to $6.3 million for the same period in 2010. The increase in operating expense from 2010 to 2011 is primarily related to increased workover expense and increases in transportation expense and production taxes as a result of increased U.S. sales volumes. Operating costs per BOE increased from $8.13 per BOE for the second quarter of 2010 to $21.18 per BOE for the same period in 2011. Operating costs per BOE increased from $8.79 per BOE for the six months ended June 30, 2010, to $19.99 per BOE for the six months ended June 30, 2011. The significant increases in operating costs per BOE are due to the impact of both the increases in the dollar levels of operating expenses and the decreased volumes discussed above.
Depreciation, depletion and amortization (“DD&A”) expense decreased to $7.0 million from $7.9 million for the second quarter of 2011 and 2010, respectively, as a result of the decreased sales volumes discussed previously. DD&A also decreased to $13.3 million from $13.6 million for the six months ended June 30, 2011 and 2010, respectively, also as a result of the decreased sales volumes discussed previously.
For the second quarter of 2011, the prices used in the full cost ceiling test for our U.S. properties were $90.27 per barrel for oil and $4.24 per Mcf for gas. For the second quarter of 2011, the prices used in the full cost ceiling test for our U.K. properties were $95.90 per barrel for oil and $8.26 per Mcf for gas. We have not recorded any impairment during 2011. The risk that we will be required to record impairments of our oil and gas properties, through the application of the full cost ceiling test in subsequent periods, increases when oil and gas prices are low or volatile.
General and administrative (“G&A”) expenses increased slightly to $4.9 million during the second quarter of 2011 as compared to $4.2 million for the corresponding period in 2010. G&A expenses increased to $9.7 million during the six months ended June 30, 2011 as compared to $8.6 million for the corresponding period in 2010. These increases primarily resulted from higher compensation expense and other costs. Components of G&A expenses for these periods are as follows:

Endeavour International Corporation

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2011	2010	2011	2010

Compensation	$4,829	$4,166	$9,867	$8,409
Consulting, legal and accounting fees	1,437	1,548	3,158	3,075
Occupancy costs	385	273	750	522
Other expenses	1,211	1,081	1,715	1,254

Total gross cash G&A expenses	7,862	7,068	15,490	13,260

Non-cash stock-based compensation	917	845	1,792	1,998

Gross G&A expenses	8,779	7,913	17,282	15,258
Less: capitalized G & A expenses	(3,831)	(3,708)	(7,620)	(6,622)

Net G&A expenses	$4,948	$4,205	$9,662	$8,636

Interest expense increased by $2.2 million to $7.8 million for the second quarter of 2011 as compared to $5.6 million for the corresponding period in 2010. Interest expense increased by $9.1 million to $20.4 million for the six months ended June 30, 2011 as compared to $11.3 million for the corresponding period in 2010. These increases were primarily due to increased interest costs related to the Senior Term Loan, partially offset by the corresponding absence of interest in 2011 from our previously existing senior and junior debt which were repaid concurrently with the issuance of the Senior Term Loan. For the six months ended June 30, 2011 and 2010, we had non-cash interest expense, including amortization of loan costs and discount, of $12.5 million and $6.7 million, respectively.

Endeavour International Corporation
Income Taxes
The following summarizes the components of tax expense (benefit):

	UK	U.S.	Other	Total

Six Months Ended June 30, 2011:
Net loss before taxes	$(1,723)	$(17,195)	$(4,829)	$(23,747)

Current tax expense	184	4	—	188
Deferred tax benefit	(875)	—	—	(875)

Income tax expense (benefit)	(691)	4	—	(687)

Net loss	$(1,032)	$(17,199)	$(4,829)	$(23,060)

Six Months Ended June 30, 2010:
Net income (loss) before taxes	$13,654	$(18,370)	$48	$(4,668)

Current tax expense	1,472	—	—	1,472
Deferred tax expense (benefit)	8,591	—	(146)	8,445

Income tax expense (benefit)	10,063	—	(146)	9,917

Net income (loss)	$3,591	$(18,370)	$194	$(14,585)

The change in income tax expense (benefit) from $9.9 million to $(0.7) million for the six months ended June 30, 2010 and 2011, respectively, is primarily the result of decreased income relating to our U.K. operations. Our U.K. income decreased primarily due to lower sales volumes which generated lower revenues, partially offset by increased realized commodity prices.
In 2011 and 2010, we did not record any income tax benefits in the U.S. as there was no assurance that we could generate any U.S. taxable earnings, resulting in a full valuation allowance of deferred tax assets generated.
2011 U.K. Tax Increase
In July 2011, a tax increase was enacted by the U.K. government that will raise the existing supplementary charge on profits from North Sea oil and gas production from 20% to 32%, effective March 24, 2011. This supplementary charge is in addition to the existing corporation tax rate of 30%. As we do not currently anticipate paying corporate or supplementary tax in the U.K. for the next several years, we expect the tax increase to have little effect on our cash flow from operations during that time period. We have estimated that as a result of this enacted tax increase we will record a one time increase in deferred tax liabilities of approximately $25 million during the third quarter of 2011, with a corresponding increase in deferred tax expense.
Reconciliation of Non-GAAP Measures
Net income can be significantly affected by various non-cash items, such as unrealized gains and losses on our commodity derivatives, currency impact of long-term liabilities and deferred taxes. Given the significant impact that non-cash items may have on our net income, we use various measures in addition to net income and net cash provided by operating activities, including non-financial performance indicators and non-GAAP measures as key metrics to manage our

Endeavour International Corporation
business and measure our results of operations. These metrics demonstrate our ability to maintain or grow production levels and reserves, internally fund capital expenditures and service debt as well as provide comparisons to other oil and gas exploration and production companies. Net Income (Loss) as Adjusted and Adjusted EBITDA are internal, supplemental measures of our performance that are not required by, or presented in accordance with, GAAP. We view these non-GAAP measures, and we believe that others in the oil and gas industry, securities analysts, investors, and other interested parties view these, or similar, non-GAAP measures, as commonly used analytic indicators to compare performance among companies in our industry and in the evaluation of issuers.
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
Provided below are reconciliations of net loss to the following non-GAAP financial measures: Net Income (Loss) as Adjusted and Adjusted EBITDA.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2011	2010	2011	2010

Net income (loss)	$(15,604)	$605	$(23,060)	$(14,585)
Impairment of oil and gas properties (net of tax) (1)	—	—	—	7,692
Unrealized (gain) loss on derivatives (net of tax) (2)	6,259	(3,832)	790	(2,657)
Currency impact on deferred taxes	—	(87)	—	(146)

Net Loss as Adjusted	$(9,345)	$(3,314)	$(22,270)	$(9,696)

Net income (loss)	$(15,604)	$605	$(23,060)	$(14,585)

Unrealized (gain) loss on derivatives	6,448	(6,108)	1,984	(5,036)
Net interest expense	7,732	5,605	20,150	11,237
Depreciation, depletion and amortization	7,004	7,912	13,326	13,593
Impairment of oil and gas properties	—	—	—	7,692
Income tax expense (benefit)	2,026	5,084	(687)	9,917

Adjusted EBITDA	$7,606	$13,098	$11,713	$22,818

(1)	Net of tax benefits of none.

(2)	Net of tax (benefit) expense of $189 and $(2,277) and $1,195 and $(2,379), respectively.

Endeavour International Corporation
Liquidity and Capital Resources
The following table summarizes our net cash flows from operating, investing and financing activities for the periods indicated. For additional details regarding the components of our primary cash flow amounts, see the Condensed Consolidated Statements of Cash Flows under Item 1 of this report.

	Six Months Ended June 30,
	2011	2010

Net cash provided by (used in) operating activities	$(23,867)	$24,453

Net cash used in investing activities	$(90,314)	$(71,561)

Net cash provided by financing activities	$25,143	$33,414

The net cash flows provided by operating activities are primarily impacted by the earnings from our business activities. The cash flows used by operating activities decreased to $ (23.9) million for the six months ended June 30, 2011 as compared to $24.5 million provided by operating activities for the six months ended June 30, 2010 primarily due to increased interest expense related to our 2010 debt issuances, increased operating expenses and decreased revenue from lower sales volumes.
The cash provided by or used in investing activities represents expenditures for capital projects, including our acquisition of an additional 20% working interest in the Bacchus field in the North Sea. For the six months ended June 30, 2011, cash used in investing activities was $90.3 million as opposed to $71.6 in the corresponding period of the prior year.
The cash provided by financing activities consists of borrowings, payments of preferred dividends, payment of financing costs, and proceeds from the issuance of common stock. In March 2011, we closed a public offering of 11.5 million shares of our common stock for net proceeds of $118.4 million. In April 2011, we used a portion of the net proceeds from this offering to redeem all $81.25 million of our 6% Senior Notes.
In March 2011, we entered into an Amendment to the Trust Deed with Smedvig QIF PLC related to our 11.5% Convertible Bonds. The Amendment provides for:
•	the amendment of the maturity date of the 11.5% Convertible Bonds from January 24, 2014 to January 24, 2016;

•	the amendment of the date upon which the holders of the 11.5% Convertible Bonds may first exercise a put right, and the occurrence of the conversion price reset if such put right is not exercised, from January 24, 2012 to January 24, 2016; and

•	a reduction in the interest rate payable from 11.5% to 7.5% on and after March 31, 2014.
The Amendment of our 11.5% Convertible Bonds and the redemption of all $81.25 million of our outstanding 6% Senior Notes satisfied the two conditions precedent to extend the maturity date of the Senior Term Loan to be August 16, 2013.

Endeavour International Corporation
At January 1, 2011, restricted cash represented amounts held in escrow as collateral for lines of credit associated with abandonment liabilities related to our U.K. properties. In February 2011, we amended our Senior Term Loan to increase the security reserved for potential letters of credit from $25 million to $35 million. In July 2011, we secured new letters of credit that allowed us to release the $33 million of restricted cash into operations that served as collateral for previous letters of credit.
Capital Program
We anticipate spending approximately $150 million during 2011 to fund our oil and gas activities in the U.S. and U.K., with approximately 60% of those expenditures anticipated to be focused on our U.K. assets. These capital budget numbers do not include $14 million of costs incurred in the settlement of the rig contract dispute in June 2011, which is included in our U.K. capital expenditures. As of June 30, 2011, we had spent $66.7 million in capital expenditures. We also spent an additional $22.2 million on acquisitions, primarily related to our purchase of an additional 20% working interest in the Bacchus field. We expect to spend an additional $110 million for our recently announced Marcellus acquisition. See Note 11 “Subsequent Events.”
In the U.K., our activity during 2011 will be primarily concentrated on the Bacchus and Greater Rochelle development projects. At the Bacchus project, we plan to drill three production wells and install the infrastructure to allow first production to begin in the fourth quarter of 2011. At the Greater Rochelle project, our focus will be completing engineering and procuring long lead-time equipment to prepare Greater Rochelle for a 2012 first production date from the East Rochelle area. We also intend to begin actual construction of the subsea infrastructure and modifications to the Scott platform to prepare it for production from the Greater Rochelle area.
Additionally, we expect to continue to further our development program at our Columbus project, including ongoing engineering assessments for future production and commercial off-take solutions. In 2011, we also expect to drill an appraisal well in the Tudor Rose prospect, Block 14/30a, to evaluate an oil discovery that was drilled in 1983. We have a 20% working interest in the prospect.
Our primary focus during the remainder of 2011 in the U.S. will be completing the pending Marcellus acquisition and in the Haynesville, Cotton Valley and Marcellus areas as we believe this acreage contains near-term production potential. The ongoing U.S. program and expenditures will be tailored based on early drilling results and U.S. gas prices in 2011. During 2011, we expect to further evaluate our two existing frontier plays in Alabama and Montana through the drilling of additional test wells. Specifically, we plan to test a successful horizontal re-entry in Alabama and drill four vertical pilot wells in Montana by the end of 2011.
We intend to fund our capital expenditures through cash on hand and cash flow generated from operations and borrowings under our Senior Term Loan, which was recently amended to increase the borrowing under the facility by $75 million. See Note 11, “Subsequent Events” to our consolidated financial statements. The majority of our cash on hand has been generated through borrowings under our Senior Term Loan, proceeds from the sale of our Cygnus reserves and our

Endeavour International Corporation
recent debt and equity offerings. In addition, we intend to use substantially all of the net proceeds of our recently completed 5.5% Convertible Senior Notes to fund our pending Marcellus acquisition. The timing, completion and progress of our 2011 capital program is subject to a number of factors, including availability of capital, drilling results, drilling and production costs, availability of drilling services and equipment, partner approvals and technical work. Based on these and other factors, we may increase or decrease our planned capital program or prioritize certain projects over others.
United Kingdom Activity
Activity in the U.K. during 2011 continues to focus on three primary development projects — Bacchus, Columbus, and Greater Rochelle. In October 2010, we completed the sale of our Cygnus asset for cash consideration of $110 million and utilized the proceeds to accelerate our development projects.
On February 23, 2011, we closed our acquisition of an additional 20% working interest in the Bacchus development for approximately $9.2 million in cash payable at closing and approximately $6.2 million in cash payable at the earlier of three months after first oil is produced or the end of 2011. In addition, we paid capital costs incurred by the seller of $9.4 million. Following the acquisition, we hold an aggregate 30% working interest. The field development plan (“FDP”) to drill for the Bacchus field calls for a subsea development with three wells to be drilled and linked to production facilities at the nearby Forties field. The rig to drill each of the three planned development wells has been moved to the drilling location and commenced operations in July 2011. We are currently drilling our initial development well and expect to commence production early in the fourth quarter of 2011, and follow with two additional development wells thereafter.
The Greater Rochelle area is comprised of three blocks in the North Sea, including our interests in blocks 15/27 and 15/26c. We refer to these blocks as our East Rochelle field and our West Rochelle field, respectively. In July 2011, the unitization of the Greater Rochelle area was completed resulting in a single set of interest across the field for the interest owners. After the unitization, our working interest in the Greater Rochelle area is now 44%, as compared to a 55.6% working interest in East Rochelle, a 50% working interest in West Rochelle and no working interest in the third block of the Greater Rochelle area. In addition, we retain operatorship of the field. In February 2011, the DECC approved the Rochelle FDP for Block 15/27 in East Rochelle. In April 2011, we announced agreement of the commercial terms for the processing and transportation of East Rochelle production on the Scott Platform in the Central North Sea. We plan to award contracts and commence immediate construction of the production facilities. First production from East Rochelle is planned for the second half of 2012.
Columbus is a gas/condensate field in the Central Graben region of the North Sea in which we hold a 25% working interest. During 2010, we, along with our partners in Columbus, agreed to study an option of producing the field using a new bridge-linked platform connected to the Lomand Platform. We filed an updated FDP in June 2011 with project sanction by the DECC anticipated later in the year. We believe that first production from this field could occur as early as 2013.

Endeavour International Corporation
United States Drilling
We believe that our U.S. acreage provides us with development projects with shorter timeframes to first production at lower costs than our North Sea assets. In addition, our U.S. acreage covers a broad spectrum of resource plays, from established areas, such as Haynesville, Cotton Valley and Marcellus, to emerging plays in Alabama and Montana.
Our strategy for our U.S. operations has been to employ a measured approach that seeks to balance U.S. natural gas prices with drilling costs. We believe this approach in the U.S. should provide flexibility to adjust our drilling activity in accordance with current and future commodity prices and our operating results, while still allowing our U.S. production to grow and provide near-term return on capital to balance our longer production-cycle U.K. projects.
We currently have positions in four U.S. shale resource plays. Our drilling activity during 2011 has increased as we begin to pursue the potential of our recent acquisitions. In the Haynesville area, we have had drilling activity in the Woodardville, Jamestown, Bull Bayou, Metcalf and Grand Cane fields in Louisiana, and the Willow Springs field in East Texas. During 2010, 12 Haynesville area wells were drilled on our acreage, all of which were successful. We currently have a one rig program operating in the Haynesville area, and since the beginning of 2011, six Haynesville area wells have been drilled and completed on our acreage, all of which are now on production. In addition, we have six wells in progress, one is drilling and the remainder are in various stages of completion. We are targeting drilling a total of 15 Haynesville area wells in 2011.
In the Marcellus area, we successfully drilled and cased two horizontal wells in the Daniel Field in Cameron County during 2011. These wells are expected to be completed later this year. In parallel, we are working on expanding pipeline infrastructure, including options to connect with one of three major pipelines in Cameron County. We have obtained rights-of-way, and are currently in the process of obtaining permits and conducting a habitat study. Upon completion of these items, we expect to begin construction of a gathering line to tie our production to an existing pipeline.
Pending Acquisition
In July 2011, we entered into purchase and sale agreements with SM Energy Company and certain other minority owners to acquire the leasehold and producing interests held by SM Energy and its partners in the Marcellus shale in north-central Pennsylvania, as well as a pipeline and related facilities in McKean and Potter Counties, Pennsylvania, for aggregate consideration of $110 million. The transaction provides us with significant production and reserve potential on acreage that is adjacent to our existing Marcellus acreage and is readily available for development.

Endeavour International Corporation
The assets include the following:
•	Approximately 50,000 net acres of leasehold with 100 percent operated working interests in McKean and Potter counties;

•	Current production from three existing wells of approximately three to four million cubic feet of natural gas per day, including the Potato Creek #3H well that initially flowed 11 million cubic feet of gas per day and is expected to recover in excess of 4 billion cubic feet of gas;

•	100 percent ownership of Potato Creek LLC, which owns a midstream gathering system and related facilities in southern McKean County, including a 10-mile 16” trunkline connected and flowing to Tennessee Gas Pipeline’s 24” mainline; and

•	Proprietary and fully processed 3-D seismic survey covering the entire Potato Creek lease block.
Following the completion of the transaction, our leasehold interests in the Marcellus Shale will total approximately 93,000 gross (68,000 net) acres. A new 7-year lease will be issued at closing on the key 21,000 net acre Potato Creek block that requires only five wells to be drilled in the first three years. Minimal capital is required over the next three years to hold all acreage in McKean County, including the key Potato Creek leasehold. The transaction is expected to close by the fourth quarter of 2011.
2011 Outlook and Liquidity
At the end of 2010, we expected to spend approximately $150 million on our 2011 oil and gas capital program and that our available cash at that time and our cash flow from operations would be sufficient to fund our capital expenditure program for the upcoming year. Those expectations included cash flow assumptions based on a mid-year production start for our Bacchus development, additional production from our U.S. drilling operations and some continued level of production at our Goldeneye field. We anticipated that our production would increase in the latter half of the year as Bacchus and U.S. production ramped up.
Our capital expenditure estimates for 2011 continue to follow our original expectation of $150 million for the year, however, due to the following factors, we may not experience the production increases in the second half of the year at the levels we originally anticipated. The delay in production increases is due to the three items that we expected to have the most impact on our 2011 production: Bacchus timing, U.S. drilling program results and the status of the Goldeneye field.
•	The operator at Bacchus has experienced delays in moving the drilling rig to the location. Drilling, began in August 2011 and production is now anticipated from the first well during the fourth quarter. The second and third wells will subsequently be tied into production, without needing to move the rig.

•	In the U.S., we have had drilling success and continue to tie in new wells but due to infrastructure issues, have not increased production at the rate that we had originally expected. We are working with the operators to increase access to major pipelines, expand pipeline infrastructure or other alternatives to market production.

•	As discussed earlier, the Goldeneye field ceased production during the first quarter of 2011.

Endeavour International Corporation
We announced a potential high-yield debt offering in June. When global economic worries created instability in the high-yield debt market, we chose to exercise financial discipline and avoid issuing debt at that time. However, but we remain optimistic that the market will regain its stability and be available to us should we decide to access it at a later date.
As we pushed our U.K. and U.S. capital programs forward, we reviewed opportunities to add resources that matched our strategic plan at reasonable rates of return for our shareholders. In July 2011, we finalized an opportunity to add to our position in the Marcellus area by acquiring property that had undeveloped acreage, the ability to increase our production and reserves over the next several years and a relatively new gathering pipeline in the area that connected to a major pipeline. We secure financing for this pending acquisition by issuing $135 million of 5.5% Convertible Senior Notes, at a time when the market value of our common stock was near its high for the previous 12 months.
Given the anticipated closing of the pending Marcellus acquisition in the fourth quarter and the requirement that only five wells be drilled in the first three years, we do not anticipate a significant change in our estimated 2011 capital expenditures upon closing the acquisition. We expect to incorporate the capital requirements of the new position into our existing capital plans. Going forward into next year, we expect a shift of capital expenditures from the Haynesville area to the Marcellus area.
Our primary sources of financial resources and liquidity are cash on hand, internally generated cash flows from operations and access to the credit and capital markets, to the extent necessary. In July 2011, and in addition to our issuance of the 5.5% Convertible Senior Notes, we also entered into an amendment to our Senior Term Loan providing for an increase of $75 million in the amounts available under the Senior Term Loan and immediately drew down the $75 million. The proceeds from the increased borrowings from our Senior Term Loan will be used for general corporate purposes, including funding a portion of our 2011 capital program and potential repayment of other outstanding indebtedness. If we do not complete the pending Marcellus acquisition, the net proceeds from our issuance of the 5.5% Convertible Senior Notes will also be used for general corporate purposes, including the potential repayment of certain of our outstanding indebtedness.
The following table sets forth our capitalization, cash equivalents and restricted cash at June 30, 2011 on:
•	an actual basis; and

•	an as adjusted basis to give effect to our issuance of 5.5% Convertible Senior Notes and our incremental borrowings under the amendment to the Senior Term Loan.
After giving effect to these transactions, we would have had $245 million in available cash as of June 30, 2011.

Endeavour International Corporation

	As of June 30, 2011
	Actuals	As Adjusted (1)
Cash, cash equivalents and restricted cash	$43,352	$244,464

11.5% convertible bonds due 2016	$56,407	$56,407
12% subordinated notes due 2014	41,620	41,620
15% senior term loan due 2013	163,011	238,011
5.5% convertible senior notes due 2016	—	135,000

Total debt	261,038	471,038

Series C convertible preferred stock	48,428	48,428

Total equity	255,994	255,994

Total capitalization	$565,460	$775,460

(1)	The adjustments do not include the use of proceeds for our pending Marcellus acquisition for $110 million.
In addition to the factors identified above in this section, our cash flows will also be significantly impacted by the amount of oil and gas we produce and the price we obtain for our produced commodities. While we still expect our 2011 production to be greater than our 2010 production, that increase will not occur evenly throughout the year. Instead, the anticipated production increase is expected to occur in the fourth quarter. We expect our production in 2011 will grow from current levels as Bacchus achieves first production, new wells in our U.S. drilling program continue to add production and the pending Marcellus acquisition is closed. Each of these operational activities will have an impact on our 2011 production as follows:
•	Initial production date of the Bacchus field — We expect to drill our initial development well and commence production early in the fourth quarter of 2011 and follow with two additional development wells thereafter. The precise initial production date, rate of production and how long it may take for Bacchus to reach full production are key variables to our overall 2011 production levels.

•	U.S. drilling program results — Since the beginning of 2011, we have completed and begun producing from six wells. We currently have eleven wells in progress; with three of those wells drilling and the remainder awaiting or in the process of completion.

•	Increased Marcellus production — The acreage in our Marcellus acquisition includes three currently producing wells. These wells produced an aggregate of approximately 4 MMcf/d during the six months ended June 30, 2011. The acreage is situated in close proximity to our existing Marcellus acreage.
Oil prices continue to be impacted by supply and demand on a worldwide basis. Although oil and gas prices have remained volatile, the full impact on our cash flows will be partially mitigated by our balance of gas to oil production and our commodity derivative positions.

Endeavour International Corporation
Disclosures About Contractual Obligations and Commercial Commitments
The following table sets forth our obligations and commitments to make future payments under our lease agreements and other long-term obligations as of June 30, 2011:

(Amounts in thousands)	Payments due by Period
	Total	Less than 1 Year	1-3 Years	3-5 Years	After 5 Years

Long-term debt
Principal	$263,708	$16,600	$181,411	$65,697	$—
Interest (1)	96,252	29,188	33,456	33,608	—
Asset retirement obligations	36,622	6,677	11,347	1,467	17,131
Operating leases for office leases and equipment	2,545	597	961	658	329

Total Contractual Obligations	$399,127	$53,062	$227,175	$101,430	$17,460

Cautionary Statement for Forward-Looking Statements
Certain statements and information in this Quarterly Report on Form 10-Q may constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. The words “believe,” “expect,” “anticipate,” “plan,” “intend,” “foresee,” “should,” “would,” “could” or other similar expressions are intended to identify forward-looking statements, which are generally not historical in nature. These forward-looking statements are based on our current expectations and beliefs concerning future developments and their potential effect on us. While management believes that these forward-looking statements are reasonable as and when made, there can be no assurance that future developments affecting us will be those that we anticipate. All comments concerning our expectations for future revenues and operating results are based on our forecasts for our existing operations and do not include the potential impact of any future acquisitions. In particular, this report contains forward-looking statement pertaining to the following:
•	our future financial position;

•	our business strategy;

•	pending acquisitions;

•	budgets;

•	projected costs, savings and plans;

•	objectives of management for future operations;

•	legal strategies; and

•	legal proceedings.

Endeavour International Corporation
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

Endeavour International Corporation
favorable. For additional information regarding our derivative instruments, see Note 8 to the Condensed Consolidated Financial Statements.
At June 30, 2011, we had the following commodity derivative instruments outstanding:

	2011	2012	Total

Oil:
Fixed Price Puts (Mbbl) — Brent	138	100	238
Weighted Average Price ($/Barrel)	$95.08	$90.74	$93.25

Gas: (1)
Fixed Price Puts (MMcf) — Heren National Balancing Point	590	548	1,138
Weighted Average Price ($/Mcf)	$7.80	$8.55	$8.16

(1)	Gas derivative contracts are designated in therms and have been converted to Mcf at a rate of 10 therm to 1 Mcf. The exchange rate at June 30, 2011 was $1.61 to £1.00.

Item 4:	Controls and Procedures
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
(i) that our disclosure controls and procedures are designed to ensure that information we are required to disclose in our reports filed or submitted under the Securities Exchange Act of 1934, as amended, is (a) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and (b) is accumulated and communicated to our management, including the CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure; and
(ii) that our disclosure controls and procedures were effective as of June 30, 2011.
Changes in Internal Control over Financial Reporting
There was no change in our system of internal control over financial reporting (as defined in Rules 13a-15(f), and 15d-15(f) under the Securities Exchange act of 1934, as amended), during the last fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Endeavour International Corporation
Part II. Other Information

Item 1A:	Risk Factors
In addition to the factors discussed below and elsewhere in this report, including the financial statements and related notes, you should consider carefully the risks and uncertainties described below and in our Annual Report on Form 10-K for the year ended December 31, 2010 under Item 1A “Risk Factors,” which could materially adversely affect our business, financial condition and results of operations. While these are the risks and uncertainties we believe are most important, you should know that they are not the only risks or uncertainties facing us or that may adversely affect our business. Additional risks and uncertainties not presently known to us or that we currently deem immaterial also could impair our business operations and financial condition. If any of these risks or uncertainties were to occur, our business, financial condition or results of operation could be adversely affected.
Recently Proposed Rules Regulating Air Emissions from Oil and Gas Operations Could Cause Us to Incur Increased Capital Expenditures and Operating Costs
On July 28, 2011, the Environmental Protection Agency (“EPA”) proposed rules that would establish new air emission controls for oil and natural gas production and natural gas processing operations. Specifically, the EPA’s proposed rule package includes New Source Performance Standards to address emissions of sulfur dioxide and volatile organic compounds (“VOCs”) and a separate set of emission standards to address hazardous air pollutants frequently associated with oil and natural gas production and processing activities. The EPA’s proposal would require the reduction of VOC emissions from oil and natural gas production facilities by mandating the use of “green completions” for hydraulic fracturing, which requires the operator to recover rather than vent the gas and natural gas liquids that come to the surface during completion of the fracturing process. The proposed rules also would establish specific requirements regarding emissions from compressors, dehydrators, storage tanks, and other production equipment. In addition, the rules would establish new leak detection requirements for natural gas processing plants. The EPA will receive public comment and hold hearings regarding the proposed rules and must take final action on them by February 28, 2012. If finalized, these rules could require a number of modifications to our operations, including the installation of new equipment. Compliance with such rules could result in significant costs, including increased capital expenditures and operating costs, and could adversely impact our business.

Item 6:	Exhibits
The exhibits marked with the asterisk symbol (*) are filed or furnished (in the case of Exhibits 32.1 and 32.2) with this Form 10-Q. Portions of the exhibits marked with the dagger symbol (†) have been omitted pursuant to a request for confidential treatment under Rule 24b-2 of the Securities Exchange Act of 1934, and the omitted material has been separately filed with the Securities and Exchange Commission.

Endeavour International Corporation

2.1 *	Purchase and Sale Agreement, dated as of July 17, 2011, by and among Endeavour Operating Corporation, SM Energy Company, Potato Creek LLC, Open Flow Gas Supply Corporation and SJ Exploration LLC.

2.2 *	Membership Interest Purchase Agreement, dated as of July 17, 2011, by and among Endeavour Operating Corporation, SM Energy Company, and Potato Creek LLC.

3.1(a)	Amended and Restated Articles of Incorporation (Incorporated by reference to Exhibit 3.2 of our Quarterly Report on Form 10-Q (Commission File No. 001-32212) for the quarter ended June 30, 2004).

3.1(b)	Certificate of Amendment dated June 1, 2006 (Incorporated by reference to Exhibit 4.2 of our Registration Statement on Form S-3 (Commission File No. 333-139304) filed on December 13, 2006).

3.1(c)	Certificate of Amendment dated June 1, 2010 (Incorporated by reference to Exhibit 3.1 to our Current Report on Form 8-K (Commission File No. 001-32212) filed on June 3, 2010).

3.1(d)	Amendment to Articles of Incorporation, dated November 17, 2010 (Incorporated by reference to Exhibit 3.1(d) of our Annual Report on Form 10-K (Commission File No. 001-32212) for the year ended December 31, 2010).

3.2(a)	Amended and Restated Bylaws (Incorporated by reference to Exhibit 3.4 to our Current Report on Form 8-K (Commission File No. 001-32212) filed on November 6, 2006).

3.2(b)	Amendment to Amended and Restated Bylaws dated December 12, 2007 (Incorporated by reference to Exhibit 3.1 to our Current Report on Form 8-K (Commission File No. 001-32212) filed on December 13, 2007).

4.1	Indenture dated as of July 22, 2011 among Endeavour International Corporation, the Guarantors named therein and Well Fargo Bank, National Association, as trustee (incorporated by reference to Exhibit 4.1 to our Current Report on Form 8-K (Commission File No. 001-32212) filed on July 22, 2011).

10.1 *	Second Amendment to Credit Agreement among Endeavour International Corporation, Endeavour Energy UK Limited, various lenders and Cyan Partners, LP dated June 6, 2011.

10.2 *	Third Amendment to Credit Agreement, U.S. Security Agreement and Subsidiaries Guaranty, dated as of July 15, 2011, by and among Endeavour International Corporation, Endeavour Energy UK Limited, Cyan Partners, LP, as administrative agent, and certain lenders party thereto.

10.3 *	Letter of Credit Facility Agreement dated as of July 25, 2011 by and between Endeavour International Corporation and Commonwealth Bank of Australia.

10.4	Employment Agreement, effective as of June 1, 2011, by and between William L. Transier and Endeavour International Corporation (Incorporated by reference to Exhibit 10.1 to our Current on Form 8-K (Commission File No. 001-32212) filed on June 1, 2011).

31.1 *	Certification of William L. Transier, Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2 *	Certification of J. Michael Kirksey, Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1 *	Certification of William L. Transier, Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2 *	Certification of J. Michael Kirksey, Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Endeavour International Corporation
Signatures
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Endeavour International Corporation

Date: August 8, 2011	/s/ J. Michael Kirksey	/s/ Robert L. Thompson

	J. Michael Kirksey	Robert L. Thompson
	Executive Vice President and	Senior Vice President and
	Chief Financial Officer	Chief Accounting Officer
	(Principal Financial Officer)	(Principal Accounting Officer)