Form 10-Q/A
period 2011-06-30
ENDEAVOUR INTERNATIONAL CORP
filed 2011-09-02
CIK 1112412

United States
Securities and Exchange Commission
Washington, D.C. 20549
Form 10-Q/A
Amendment No. 1
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

Endeavour International Corporation
EXPLANATORY NOTE
     This Amendment No. 1 to the Quarterly Report on Form 10-Q for the quarter ended June 30, 2011 of Endeavour International Corporation is being filed for the purpose of filing XBRL Exhibits 101.INS, 101.SCH, 101.CAL, 101.DEF, 101.LAB, and 101.PRE.
     This Amendment does not modify or update any other disclosures presented in the Form 10-Q and does not reflect events occurring after the filing of the Form 10-Q (i.e., occurring after August 8, 2011) or modify or update those disclosures that may have been affected by subsequent events. Such subsequent events are addressed in subsequent reports filed by the registrant with the SEC. Accordingly, this Amendment should be reviewed in conjunction with the initial Form 10-Q and the registrant’s subsequent filings with the SEC.
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
2.1	Purchase and Sale Agreement, dated as of July 17, 2011, by and among Endeavour Operating Corporation, SM Energy Company, Potato Creek LLC, Open Flow Gas Supply Corporation and SJ Exploration LLC. (Incorporated by reference to Exhibit 2.1 of our Current Quarterly Report on Form 10-Q (Commission File No. 001-32212) for the quarter ended June 30, 2011).

2.2	Membership Interest Purchase Agreement, dated as of July 17, 2011, by and among Endeavour Operating Corporation, SM Energy Company, and Potato Creek LLC. (Incorporated by reference to Exhibit 2.2 of our Current Quarterly Report on Form 10-Q (Commission File No. 001-32212) for the quarter ended June 30, 2011).

3.1(a)	Amended and Restated Articles of Incorporation (Incorporated by reference to Exhibit 3.2 of our Quarterly Report on Form 10-Q (Commission File No. 001-32212) for the quarter ended June 30, 2004).

3.1(b)	Certificate of Amendment dated June 1, 2006 (Incorporated by reference to Exhibit 4.2 of our Registration Statement on Form S-3 (Commission File No. 333-139304) filed on December 13, 2006).

3.1(c)	Certificate of Amendment dated June 1, 2010 (Incorporated by reference to Exhibit 3.1 to our Current Report on Form 8-K (Commission File No. 001-32212) filed on June 3, 2010).

3.1(d)	Amendment to Articles of Incorporation, dated November 17, 2010 (Incorporated by reference to Exhibit 3.1(d) of our Annual Report on Form 10-K (Commission File No. 001-32212) for the year ended December 31, 2010).

Endeavour International Corporation
3.2(a)	Amended and Restated Bylaws (Incorporated by reference to Exhibit 3.4 to our Current Report on Form 8-K (Commission File No. 001-32212) filed on November 6, 2006).

3.2(b)	Amendment to Amended and Restated Bylaws dated December 12, 2007 (Incorporated by reference to Exhibit 3.1 to our Current Report on Form 8-K (Commission File No. 001-32212) filed on December 13, 2007).

4.1	Indenture dated as of July 22, 2011 among Endeavour International Corporation, the Guarantors named therein and Well Fargo Bank, National Association, as trustee (Incorporated by reference to Exhibit 4.1 to our Current Report on Form 8-K (Commission File No. 001-32212) filed on July 22, 2011).

10.1	Second Amendment to Credit Agreement among Endeavour International Corporation, Endeavour Energy UK Limited, various lenders and Cyan Partners, LP dated June 6, 2011. (Incorporated by reference to Exhibit 10.1 of our Current Quarterly Report on Form 10-Q (Commission File No. 001-32212) for the quarter ended June 30, 2011).

10.2	Third Amendment to Credit Agreement, U.S. Security Agreement and Subsidiaries Guaranty, dated as of July 15, 2011, by and among Endeavour International Corporation, Endeavour Energy UK Limited, Cyan Partners, LP, as administrative agent, and certain lenders party thereto. (Incorporated by reference to Exhibit 10.2 of our Current Quarterly Report on Form 10-Q (Commission File No. 001-32212) for the quarter ended June 30, 2011).

10.3	Letter of Credit Facility Agreement dated as of July 25, 2011 by and between Endeavour International Corporation and Commonwealth Bank of Australia. (Incorporated by reference to Exhibit 10.3 of our Current Quarterly Report on Form 10-Q (Commission File No. 001-32212) for the quarter ended June 30, 2011).

10.4	Employment Agreement, effective as of June 1, 2011, by and between William L. Transier and Endeavour International Corporation (Incorporated by reference to Exhibit 10.1 to our Current on Form 8-K (Commission File No. 001-32212) filed on June 1, 2011).

31.1	Certification of William L. Transier, Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (Incorporated by reference to Exhibit 31.1 of our Current Quarterly Report on Form 10-Q (Commission File No. 001-32212) for the quarter ended June 30, 2011).

31.2	Certification of J. Michael Kirksey, Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (Incorporated by reference to Exhibit 31.2 of our Current Quarterly Report on Form 10-Q (Commission File No. 001-32212) for the quarter ended June 30, 2011).

32.1	Certification of William L. Transier, Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (Incorporated by reference to Exhibit 32.1 of our Current Quarterly Report on Form 10-Q (Commission File No. 001-32212) for the quarter ended June 30, 2011).

32.2	Certification of J. Michael Kirksey, Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (Incorporated by reference to Exhibit 32.2 of our Current Quarterly Report on Form 10-Q (Commission File No. 001-32212) for the quarter ended June 30, 2011).

Endeavour International Corporation
101.INS XBRL * Instance Document
101.SCH XBRL * Taxonomy Extension Schema Document
101.CAL XBRL * Taxonomy Extension Calculation Linkbase
101.DEF XBRL * Taxonomy Extension Definition Linkbase
101.LAB XBRL * Taxonomy Extension Label Linkbase
101.PRE XBRL * Taxonomy Extension Presentation Linkbase

Endeavour International Corporation
Signatures
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Endeavour International Corporation

Date: September 2, 2011	/s/ J. Michael Kirksey J. Michael Kirksey	/s/ Robert L. Thompson Robert L. Thompson
	Executive Vice President and	Senior Vice President and
	Chief Financial Officer	Chief Accounting Officer
	(Principal Financial Officer)	(Principal Accounting Officer)