Form 10-Q
period 2011-09-30
ENDEAVOUR INTERNATIONAL CORP
filed 2011-11-08
CIK 1112412

United States
Securities and Exchange Commission
Washington, D.C. 20549
Form 10-Q
(Mark One)

☑	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the Quarterly Period Ended September 30, 2011
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☑ No
As of November 3, 2011, 37,663,603 million shares of the registrant’s common stock were outstanding.

Index

Part I: Financial Information
Item 1: Financial Statements
Condensed Consolidated Balance Sheets	1
Condensed Consolidated Statements of Operations	3
Condensed Consolidated Statements of Cash Flows	4
Notes to Condensed Consolidated Financial Statements	5
Item 2: Management’s Discussion and Analysis of Financial Condition and Results of Operations	18
Item 3: Quantitative and Qualitative Disclosures About Market Risk	36
Item 4: Controls and Procedures	36
Part II. Other Information
Item 1A: Risk Factors	37
Item 6: Exhibits	38
Signatures	40
EX-31.1
EX-31.2
EX-32.1
EX-32.2
EX-101 INSTANCE DOCUMENT
EX-101 SCHEMA DOCUMENT
EX-101 CALCULATION LINKBASE DOCUMENT
EX-101 LABELS LINKBASE DOCUMENT
EX-101 PRESENTATION LINKBASE DOCUMENT
EX-101 DEFINITION LINKBASE DOCUMENT
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

Part I: Financial Information
Item 1: Financial Statements
Endeavour International Corporation
Condensed Consolidated Balance Sheets
(Unaudited)
(Amounts in thousands)

	September 30,	December 31,
	2011	2010

Assets
Current Assets:
Cash and cash equivalents	$185,030	$99,267
Restricted cash	—	31,776
Accounts receivable	6,502	8,068
Prepaid expenses and other current assets	12,210	8,718

Total Current Assets	203,742	147,829

Property and Equipment, Net ($235,074 and $161,430 not subject to amortization at 2011 and 2010, respectively)	527,149	364,677
Goodwill	211,886	211,886
Other Assets	27,326	25,895

Total Assets	$970,103	$750,287

See accompanying notes to condensed consolidated financial statements.

Endeavour International Corporation
Condensed Consolidated Balance Sheets
(Unaudited)
(Amounts in thousands)

	September 30,	December 31,
	2011	2010

Liabilities and Stockholders’ Equity
Current Liabilities:
Accounts payable	$71,408	$32,442
Current maturities of debt	14,850	21,600
Accrued expenses and other	26,617	22,642

Total Current Liabilities	112,875	76,684

Long-Term Debt	454,286	323,706
Deferred Taxes	117,839	77,200
Other Liabilities	43,278	64,927

Total Liabilities	728,278	542,517

Commitments and Contingencies

Series C Convertible Preferred Stock
Face value (liquidation preference)	37,000	45,000
Net non-cash premiums under fair value accounting on redemption	6,703	8,152

Total Series C Convertible Preferred Stock	43,703	53,152

Stockholders’ Equity:
Series B preferred stock — Liquidation preference: $3,391 and $3,273 at 2011 and 2010, respectively	—	—
Common stock; shares issued and outstanding — 37,650 and 24,784 shares at 2011 and 2010, respectively	38	25
Additional paid-in capital	419,354	287,995
Treasury stock, at cost - 72 and 72 shares at 2011 and 2010, respectively	(587)	(587)
Accumulated deficit	(220,683)	(132,815)

Total Stockholders’ Equity	198,122	154,618

Total Liabilities and Stockholders’ Equity	$970,103	$750,287

See accompanying notes to condensed consolidated financial statements.

Endeavour International Corporation
Condensed Consolidated Statement of Operations
(Unaudited)
(Amounts in thousands, except per share data)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2011	2010	2011	2010

Revenues	$10,302	$19,849	$43,459	$55,102

Cost of Operations:
Operating expenses	3,496	4,595	14,888	10,881
Depreciation, depletion and amortization	5,372	7,697	18,698	21,290
Impairment of oil and gas properties	28,793	—	28,793	7,692
General and administrative	4,863	4,237	14,525	12,873

Total Expenses	42,524	16,529	76,904	52,736

Income (Loss) From Operations	(32,222)	3,320	(33,445)	2,366

Other Income (Expense):
Derivatives:
Realized losses	—	(452)	—	(1,552)
Realized loss on early termination	—	(10,201)	—	(10,201)
Unrealized gains	13,081	6,441	11,098	11,477
Interest expense	(12,253)	(10,474)	(32,607)	(21,733)
Interest income and other	611	(2,327)	424	1,281

Total Other Income (Expense)	1,439	(17,013)	(21,085)	(20,728)

Loss Before Income Taxes	(30,783)	(13,693)	(54,530)	(18,362)

Deferred Tax Expense Related to U.K. Tax Rate Change	25,387	—	25,387	—
Other Income Tax Expense (Benefit)	7,120	(2,001)	6,433	7,916

Income Tax Expense (Benefit)	32,507	(2,001)	31,820	7,916

Net Loss	(63,290)	(11,692)	(86,350)	(26,278)
Preferred Stock Dividends	466	546	1,518	1,682

Net Loss to Common Stockholders	$(63,756)	$(12,238)	$(87,868)	$(27,960)

Net Loss per Common Share:
Basic and Diluted	$(1.63)	$(0.51)	$(2.52)	$(1.22)

Weighted Average Number of Common Shares Outstanding:
Basic and Diluted	39,064	23,949	34,854	22,829

See accompanying notes to condensed consolidated financial statements.

Endeavour International Corporation
Condensed Consolidated Statement of Cash Flows
(Unaudited)
(Amounts in thousands)

	Nine Months Ended September 30,
	2011	2010

Cash Flows from Operating Activities:
Net loss	$(86,350)	$(26,278)
Adjustments to reconcile net loss to net cash
provided by (used in) operating activities:
Depreciation, depletion and amortization	18,698	21,290
Impairment of oil and gas properties	28,793	7,692
Deferred tax expense	23,052	6,195
Unrealized gains on derivatives	(11,098)	(11,477)
Amortization of non-cash compensation	2,733	2,786
Amortization of loan costs and discount	9,553	6,980
Non-cash interest expense	9,306	5,179
Other	1,839	(1,178)
Changes in operating assets and liabilities:
Decrease in receivables	1,616	4,988
Increase in other current assets	(7,944)	(2,340)
Increase (decrease) in liabilities	(18,817)	17,465

Net Cash Provided by (Used in) Operating Activities	(28,619)	31,302

Cash Flows From Investing Activities:
Capital expenditures	(113,137)	(75,677)
Acquisitions	(22,898)	(39,279)
(Increase) decrease in restricted cash	31,726	(29,645)

Net Cash Used in Investing Activities	(104,309)	(144,601)

Cash Flows From Financing Activities:
Repayments of borrowings	(97,638)	(74,942)
Borrowings under debt agreements	210,000	175,000
Proceeds from issuance of common stock	118,444	30,181
Dividends paid	(1,400)	(1,563)
Financing costs paid	(11,226)	(26,219)
Other financing	511	82

Net Cash Provided by Financing Activities	218,691	102,539

Net Increase (Decrease) in Cash and Cash Equivalents	85,763	(10,760)
Cash and Cash Equivalents, Beginning of Period	99,267	27,287

Cash and Cash Equivalents, End of Period	$185,030	$16,527

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
In June 2011, the FASB issued guidance impacting the presentation of comprehensive income. The guidance eliminates the current option to report components of other comprehensive income in the statement of changes in equity or in a footnote to the financial statements. The guidance is intended to provide a more consistent method of presenting non-owner transactions that affect an entity’s equity. The guidance is effective for interim and annual periods beginning on or after December 15, 2011. We do not expect adoption of the comprehensive income presentation to have an impact on our financial position or results of operations.
In September 2011, the FASB amended the previously issued guidance on testing goodwill for impairment. The revised guidance provides entities with an option of performing a qualitative assessment prior to calculating the fair value of the reporting unit. The amended guidance is effective for annual and interim goodwill impairment tests that will be performed for fiscal years beginning after December 15, 2011. We do not expect the adoption of this amended guidance for goodwill impairment testing to have an impact on our financial position or on our consolidated financial statements and related disclosures.
Note 2 — Property and Equipment
Property and equipment included the following at the dates indicated below:

Endeavour International Corporation
Notes to Condensed Consolidated Financial Statements
(Unaudited)
(Amounts in tables in thousands, except per unit data)

	September 30,	December 31,
	2011	2010

Oil and gas properties under the full cost method:
Subject to amortization	$492,657	$389,575
Not subject to amortization:
Acquired in 2011	107,024	—
Acquired in 2010	47,858	67,612
Acquired in 2009	23,382	31,134
Acquired prior to 2009	56,810	62,684

	727,731	551,005
Computers, furniture and fixtures	4,869	4,222

Total property and equipment	732,600	555,227

Accumulated depreciation, depletion and amortization	(205,451)	(190,550)

Net property and equipment	$527,149	$364,677

The costs not subject to amortization relate to unproved properties and properties being made ready to be placed into service, which are excluded from amortizable capital costs until it is determined whether or not proved reserves can be assigned to such properties. We capitalized $4.0 million and $1.2 million in interest related to exploration activities for the quarters ended September 30, 2011 and 2010, respectively. For the nine months ended September 30, 2011 and 2010, we capitalized $9.9 million and $3.1 million, respectively, in interest related to exploration.
For the third quarter of 2011, we recorded an impairment of $28.8 million related to our U.S. oil and gas properties, including $18 million related to our decision to discontinue activities in Alabama, through the application of the full cost ceiling test at the end of the quarter. We completed our analysis of our test wells in the Alabama area and determined that the likely economic returns in the future would not warrant further investment and therefore reclassified these amounts as evaluated for full cost accounting purposes. The prices used to determine the impairment for the U.S. properties were $94.48 per barrel for oil and $4.20 per Mcf for gas. We did not have an impairment of U.K. oil and gas properties, pre-tax, through the application of the full cost ceiling test at the end of the third quarter 2011. The prices used for the full cost ceiling test for the U.K. properties were $105.30 per barrel for oil and $8.79 per Mcf for gas.
Assets Acquisition
On February 23, 2011, we closed our acquisition of an additional 20% working interest in the Bacchus field for approximately $9.2 million in cash paid at closing and approximately $6.2 million in cash payable at the earlier of three months after first oil is produced or the end of 2011. In addition, we paid capital costs incurred by the seller of $9.4 million. Following the acquisition, we hold an aggregate 30% working interest.

Endeavour International Corporation
Notes to Condensed Consolidated Financial Statements
(Unaudited)
(Amounts in tables in thousands, except per unit data)
Pending Acquisition
On July 17, 2011, we entered into purchase and sale agreements, subject to the completion of due diligence and certain closing conditions, with SM Energy Company and certain other minority owners to acquire the leasehold and producing interests in the Marcellus shale in north central Pennsylvania, as well as a pipeline and related facilities in McKean and Potter Counties, Pennsylvania, for aggregate consideration of $110 million, including a $2 million deposit paid upon executing the agreement. In October 2011, we extended the period for completing our due diligence process by paying an additional $4 million deposit. We have until December 14, 2011 to close this acquisition.
Note 3 — Debt Obligations
At September 30, 2011, we had $471.7 million in outstanding debt. Our outstanding credit facilities contain certain financial ratio covenants. We were in compliance with all financial and restrictive covenants of our debt obligations as of September 30, 2011 and December 31, 2010. Our debt consisted of the following at September 30, 2011 and December 31, 2010:

	September 30,	December 31,
	2011	2010

Senior notes, 6% fixed rate, due 2012	$—	$81,250
Senior term loan, 15% fixed rate, due 2013	239,123	161,371
Subordinated notes, 12% fixed rate, due 2014	36,828	51,132
Convertible bonds, 11.5% until March 11, 2011 and 7.5% thereafter, due 2016	60,776	55,821
Convertible senior notes, 5.5% fixed rate, due 2016	135,000	—

	471,727	349,574
Less: debt discount	(2,591)	(4,268)
Less: current maturities	(14,850)	(21,600)

Long-term debt	$454,286	$323,706

Standby letters of credit outstanding for abandonment liabilities	$32,136	$31,726

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
The Amendment of our 11.5% Convertible Bonds and the redemption of all $81.25 million of our outstanding 6% Senior Notes satisfied the two conditions precedent to extend the maturity date of the Senior Term Loan to August 16, 2013
On July 15, 2011, we amended our Senior Term Loan to provide for an increase of $75 million in the borrowings available under the Senior Term Loan. In connection with the increase, we drew down the full additional amounts available and our quarterly scheduled amortization payments on the Senior Term Loan increased from $400,000 to $587,500. The other primary provisions of the amendment include:
•	consent and approval by the lenders of the issuance of the 5.5% Convertible Senior Notes and certain conforming amendments with respect to the issuance of those notes, including an increase in the basket available for the issuance of junior debt from $100 million to $135 million;

•	an amendment to the negative pledge provision to allow us to provide up to $10 million of cash margin to secure hedging obligations and;

•	an extension by one additional quarter to the scheduled step up in the minimum secured debt coverage ratio.
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

Endeavour International Corporation
Notes to Condensed Consolidated Financial Statements
(Unaudited)
(Amounts in tables in thousands, except per unit data)
5.5% Convertible Senior Notes
On July 18, 2011, we issued $135 million aggregate principal amount of our 5.5% Convertible Senior Notes due 2016. Interest on these notes will be payable semiannually at a rate of 5.5% per annum. The 5.5% Convertible Senior Notes are convertible into shares of our common stock at an initial conversion rate of 54.019 shares (equivalent to $18.51 per share) of common stock per $1,000 principal amount of the notes. We issued the 5.5% Convertible Senior Notes, expecting to utilize the majority of the net proceeds of this offering to fund our pending acquisition of acreage and related midstream assets in the Marcellus shale play. If we are unable to complete the Marcellus acquisition, these proceeds may be used for general corporate purposes.
Letter of Credit Agreement
On July 25, 2011, we entered into a letter of credit facility agreement (the “LC Agreement”) with Commonwealth Bank of Australia (“CBA”), pursuant to which CBA issued letters of credit to us in the amount of £20.6 million (approximately $35 million as of July 25, 2011). Concurrent with the issuance of the letters of credit, the restrictions on £20.6 million of our restricted cash were removed and the cash returned for general corporate purposes. The letters of credit secure decommissioning obligations in connection with certain of our United Kingdom Continental Shelf Petroleum Production Licences. The LC Agreement provides that we pay a quarterly fee computed at a rate of 4.5% per year on the outstanding amount of each letter of credit issued under the LC Agreement. The LC Agreement contains similar financial covenants and other covenants as the credit agreement governing our Senior Term Loan. The CBA letters of credit are renewable at our option on October 31, 2012 and through the expiration of the LC Agreement on October 31, 2013.
Fair Value
The fair value of our outstanding debt obligations was $424 million and $361 million at September 30, 2011 and December 31, 2010, respectively. The fair values of long-term debt were determined based upon external market quotes for our Senior Notes and discounted cash flows for other debt.
Note 4 — Asset Retirement Obligations
Our asset retirement obligations relate to obligations for the future plugging and abandonment of oil and gas properties. The following table provides a rollforward of our asset retirement obligations for the nine months ended September 30, 2011 and 2010:

Endeavour International Corporation
Notes to Condensed Consolidated Financial Statements
(Unaudited)
(Amounts in tables in thousands, except per unit data)

	Nine Months Ended
	September 30,
	2011	2010

Carrying amount of asset retirement obligations as of beginning of period	$42,997	$47,362
Accretion expense (included in DD&A expense)	3,472	3,444
Impact of foreign currency exchange rate changes	833	(1,379)
Payment of asset retirement obligations	(12,616)	(3,012)
Reduction in asset retirement obligations	—	(1,812)

Carrying amount of asset retirement obligations as of end of period	34,686	44,603
Less: Current portion	(6,480)	(2,588)

Long-term asset retirement obligations	$28,206	$42,015

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
Series C Convertible Preferred Stock
At September 30, 2011, we had 37,000 shares of Series C Convertible Preferred Stock outstanding, convertible into 4.2 million shares of common stock. The Series C Preferred Stock pays dividends in cash at 4.5% and is convertible into common stock at any time at the option of the preferred stock investors, at a conversion price of $8.75. On April 12, 2011, a holder of a portion of our Series C Convertible Preferred Stock converted 4,000 preferred shares, with a face value of $4 million, into 457,142 shares of our common stock. On July 25, 2011, an additional 4,000 preferred shares of our Series C Convertible Preferred Stock, with a face value of $4 million, were converted by a holder into 457,142 shares of our common stock.

Endeavour International Corporation
Notes to Condensed Consolidated Financial Statements
(Unaudited)
(Amounts in tables in thousands, except per unit data)
Note 6 — Stock-Based Compensation Arrangements
We grant restricted stock and stock options to employees and directors as incentive compensation. The restricted stock and options generally vest over three years. Non-cash stock-based compensation is recorded in general and administrative (“G&A”) expenses or capitalized G&A as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2011	2010	2011	2010

G & A Expenses	$771	$656	$2,216	$2,474
Capitalized G & A	252	211	768	711

Total non-cash stock-based compensation	$1,023	$867	$2,984	$3,185

At September 30, 2011, total compensation cost related to awards not yet recognized was approximately $6.0 million and is expected to be recognized over a weighted average period of less than three years.
Stock Options
The fair value of each option award is estimated on the date of grant using the Black-Scholes option-pricing model. We have not granted any stock options during 2010 or the first nine months of 2011. Information relating to stock options is summarized as follows:

		Weighted	Weighted
	Number of	Average	Average
	Shares	Exercise	Contractual	Aggregate
	Underlying	Price per	Life in	Intrinsic
	Options	Share	Years	Value

Balance outstanding — January 1, 2011	464	$10.03
Exercised	(91)	5.63
Forfeited	(21)	12.95
Expired	(48)	24.16

Balance outstanding — September 30, 2011	304	$8.90	6.2	$373

Currently exercisable — September 30, 2011	261	$9.68	6.0	$210

Endeavour International Corporation
Notes to Condensed Consolidated Financial Statements
(Unaudited)
(Amounts in tables in thousands, except per unit data)
Restricted Stock
Restricted stock awards are valued based on the closing price of our common stock on the measurement date, which is typically the date of grant. Status of the restricted shares as of September 30, 2011 and the changes during the nine months ended September 30, 2011 are presented below:

		Weighted
		Average Grant
		Date Fair
	Number of	Value per
	Shares	Share

Balance outstanding — January 1, 2011	816	$7.39
Granted	405	13.45
Vested	(330)	7.63
Forfeited	(44)	7.51

Balance outstanding — September 30, 2011	847	$10.19

Total grant date fair value of shares vesting during the period	$4,386

Note 7 — Loss Per Share
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
The common shares potentially issuable arising from these instruments, which were outstanding during the periods presented in the financial statements consisted of:

Endeavour International Corporation
Notes to Condensed Consolidated Financial Statements
(Unaudited)
(Amounts in tables in thousands, except per unit data)

	September 30,
	2011	2010

Warrants, options and stock-based compensation	137	100
Convertible debt	10,972	5,597
Convertible preferred stock	4,229	5,143

	15,338	10,840

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
Financial assets and liabilities are classified based on the lowest level of input that is significant to the fair value measurement. The following table summarizes the valuation of our investments and financial instruments by pricing levels as of September 30, 2011 and December 31, 2010:

Endeavour International Corporation
Notes to Condensed Consolidated Financial Statements
(Unaudited)
(Amounts in tables in thousands, except per unit data)

	Quoted Market Prices	Significant Other	Significant
	in Active Markets -	Observable Inputs -	Unobservable Inputs	Total
	Level 1	Level 2	Level - 3	Fair Value

As of September 30, 2011:
Oil and gas derivative contracts:
Oil and gas puts	$—	$1,295	$98	$1,393
Embedded derivatives	—	—	(14,547)	(14,547)

Total derivative liabilities	$—	$1,295	$(14,449)	$(13,154)

As of December 31, 2010:
Oil and gas derivative contracts:
Oil and gas puts	$—	$1,213	$792	$2,005
Embedded derivatives	—	—	(27,495)	(27,495)

Total derivative liabilities	$—	$1,213	$(26,703)	$(25,490)

Our commodity derivative contracts have been derived using models that consider various inputs including current market and contractual prices for the underlying instruments, quoted forward prices for natural gas and crude oil, volatility factors and interest rates, such as a LIBOR curve for a similar length of time as the derivative contract term. The inputs for the fair value models for our swaps are all observable market data, and as a result these instruments have been classified as Level 2.
The following is a reconciliation of changes in fair value of net derivative assets and liabilities classified as Level 3:

	Nine Months Ended
	September 30,
	2011	2010

Balance at beginning of period	$(26,703)	$(28,843)
Realized and unrealized gains (losses) included in earnings	12,254	(1,338)

Balance at end of period	$(14,449)	$(30,181)

Changes in unrealized gains (losses) relating to derivatives assets and liabilities still held at the end of the period	$12,254	$(1,338)

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
The fair market value of these derivative instruments is included in our balance sheet as follows for the periods indicated:

	September 30,	December 31,
	2011	2010

Derivatives not designated as hedges:
Oil and gas commodity derivatives:
Assets:
Prepaid expenses and other current assets	$1,062	$709
Other assets — long term	331	1,296

	$1,393	$2,005

Embedded derivatives related to debt and equity instruments:
Assets:
Other assets — long-term	$—	$315
Liabilities:
Other liabilities — long-term	$(14,547)	$(27,810)
If all counterparties failed to perform, our maximum loss would have been $1.4 million as of September 30, 2011.
The effect of the derivatives not designated as hedges on our results of operations was as follows for the periods indicated:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2011	2010	2011	2010

Derivatives not designated as hedges:
Oil and gas commodity derivatives
Realized gains (losses)	$—	$(452)	$—	$(1,552)
Realized loss on early termination	—	(10,201)	—	(10,201)
Unrealized gains (losses)	538	8,057	(1,850)	12,815

	538	(2,596)	(1,850)	1,062

Embedded derivatives related to debt and equity instruments
Unrealized gains (losses)	$12,543	$(1,616)	$12,948	$(1,338)

Endeavour International Corporation
Notes to Condensed Consolidated Financial Statements
(Unaudited)
(Amounts in tables in thousands, except per unit data)
Under our Senior Term Loan, we are required to maintain commodity derivatives to manage our cash flows from operations. As of September 30, 2011, our outstanding commodity derivatives covered approximately 169 Mbbls of oil and 842 MMcf of natural gas cumulative through 2012 and consisted of twelve oil and six natural gas option contracts with three major counterparties.
Note 10 — Supplemental Cash Flow Information
Cash paid during the period for interest and income taxes was as follows:

	Nine Months Ended September 30,
	2011	2010

Interest paid	$23,762	$10,313

Income taxes paid (refunded)	$7,765	$(172)

Note 11 — Commitments and Contingencies
We have previously disclosed a potential commitment on a drilling rig in our North Sea operations relating to a dispute with the rig operator. On June 6, 2011, we entered into a settlement agreement with the rig operator whereby the parties were mutually released from all future claims. We incurred costs of $14 million related to the settlement, which are included in capital expenditures.

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
Our North Sea activities and assets remain a key source of value that we are actively developing to increase our overall reserves and production. Our major development projects in the U.K. sector of the North Sea — Bacchus and Greater Rochelle — have the potential to significantly expand our total proved reserves and production levels. These projects are in various stages of development, with Bacchus currently expected to commence oil production during early 2012. Additionally, we expect that production from our development of the Greater Rochelle area will commence during the fourth quarter of 2012.
Through the first nine months of 2011, our primary focus in the U.S. has been unconventional gas developments targeting reserve and production growth in the Haynesville area, including the Louisiana Haynesville Shale and East Texas Cotton Valley Sands, and the Marcellus Shale play in Pennsylvania. In the Haynesville area, we have approximately 7,200 net acres with acreage located in Red River, DeSoto, Bienville and Caddo Parishes in Louisiana and in Harrison and Gregg Counties in Texas. Our Marcellus acreage is comprised of approximately 18,400 net acres in Pennsylvania located between two of the most active parts of the Marcellus play. We also initiated exploratory plans in emerging gas and oil plays in Alabama and Montana. In Montana, we recently drilled four vertical pilot tests and evaluation of those results will determine the pace and scope of our subsequent exploration and development initiatives. In Alabama, we have decided to discontinue further efforts there due to economic considerations.

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
•	In July 2011, we secured new letters of credit that allowed us to release the $33 million of restricted cash into operations that served as collateral for previous letters of credit.
•	In July 2011, we entered into purchase and sale agreements, subject to the completion of due diligence and certain closing conditions, with SM Energy Company and certain other minority owners to acquire the leasehold and producing interests held by SM Energy and its partners in the Marcellus shale in north central Pennsylvania, as well as a pipeline and related facilities, for aggregate consideration of $110 million.
•	In July 2011, we issued $135 million aggregate principal amount of our 5.5% Convertible Senior Notes. We issued the 5.5% Convertible Senior Notes, expecting to utilize the majority of the net proceeds of this offering to fund our pending acquisition of acreage and related midstream assets in the Marcellus shale play. If we are unable to complete the Marcellus acquisition, these proceeds may be used for general corporate purposes.
•	In July 2011, we entered into an amendment to our Senior Term Loan providing for an increase of $75 million in the amounts available under the Senior Term Loan. The proceeds will be used for general corporate purposes.
•	In April 2011, we redeemed all $81.25 million of our outstanding 6% Senior Notes with a portion of the proceeds from our common stock offering completed in March 2011.
•	In March 2011, we closed a public offering of 11.5 million shares of our common stock offering for net proceeds of $118.4 million.
•	In March 2011, we completed the transfer of the primary listing for our common stock from the NYSE Amex to the New York Stock Exchange.
•	In March 2011, we entered into an Amendment to the Trust Deed dated as of January 24, 2008 with Smedvig QIF PLC and the other parties thereto related to our 11.5% Convertible Bonds. The amendment provides for an extension of the maturity date of the 11.5% Convertible Bonds; extends the date on which holders may exercise a put right, and the occurrence of price reset if not exercised; and a reduction in the interest rate payable after March 31, 2014 to 7.5%.
•	In February 2011, the Department of Energy and Climate Change (the “DECC”) approved the Rochelle FDP for Block 15/27 in East Rochelle. In April 2011, we announced the agreement of the commercial terms for the processing and transportation of East Rochelle production on the Scott Platform in the Central North Sea. As the operator, we plan to award contracts and commence immediate construction of the production facilities. First production from East Rochelle is planned for the second half of 2012.
•	In February 2011, we finalized our acquisition of an additional 20% working interest in the Bacchus development for approximately $9.2 million in cash paid at closing and approximately $6.2 million in cash payable at the earlier of three months after first oil is produced or the end of 2011. In addition, we paid capital costs previously incurred by the

Endeavour International Corporation
seller of $9.4 million. Following the acquisition, we now hold an aggregate working interest of 30%.
•	In February 2011, we amended our Senior Term Loan to increase the security reserved for potential letters of credit from $25 million to $35 million. In July 2011, we secured new letters of credit that allowed us to release the $33 million of restricted cash that served as collateral for previous letters of credit. ·
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
Net loss to common shareholders for the nine months ended September 30, 2011 was $87.9 million, or $2.52 per share, compared to $28.0 million, or $1.22 per share, for the same period in 2010. The change in the net loss to common shareholders for these periods is primarily due to an impairment of oil and gas properties, increased deferred tax expense related to an increase in the tax rate in the U.K., decreased revenue and increased operating and interest expenses.
Net loss to common shareholders for the third quarter September 30, 2011 increased to $63.8 million compared to $12.2 million for the same period in 2010 primarily due to an impairment of oil and gas properties, increased deferred tax expense related to an increase in the tax rate in the U.K., decreased revenue and increased interest expenses.
In addition to our operations, our net income can be significantly affected by various non-cash items, such as unrealized gains and losses on our derivatives, impairment of oil and gas properties, and currency impact of long-term liabilities. Excluding these non-cash items, net loss as adjusted for the nine months ended September 30, 2011 was $44.4 million as compared to net loss as adjusted of $23.7 million for the same period in 2010. Net loss as adjusted for the third quarter September 30, 2011 was $22.1 million s as compared to net loss as adjusted of $14.0 million for the same period in 2010. The increases in net loss as adjusted are primarily due to decreased revenue and increased operating and interest expenses.
Adjusted EBITDA was $14.1 million for the nine months ended September 30, 2011 compared to $31.0 million for the same period in 2010, primarily due to decreased revenue related to the loss of production after the shut-in of our Goldeneye field and increased operating and other expenses. Adjusted EBITDA was $2.4 million for the third quarter September 30, 2011 compared to $8.2 million for the same period in 2010 due to decreased revenue related to the loss of production after the shut-in of our Goldeneye field. For definitions of Net Income (Loss) as Adjusted and Adjusted EBITDA, and a reconciliation of each to the nearest comparable GAAP measure, please see “Reconciliation of Non-GAAP Measures.”
Our cash flows used by operating activities decreased to $(28.6) million for the nine months ended September 30, 2011 as compared to cash flows provided by operating activities of $31.3

Endeavour International Corporation
million for the same period in 2010, primarily due to a loss of revenue from decreased production, increased interest expense related to debt incurred in the third quarters of 2010 and 2011 and increased operating expenses.
Revenue and Sales Volume
Our revenues decreased from $55.1 million in the nine months ended September 30, 2010 to $43.5 million in the same period of 2011 primarily as a result of the shutdown of our U.K. Goldeneye field and lower averaged realized natural gas prices, partially offset by increased U.S. gas sales volumes and higher oil prices. The change in our average realized natural gas prices is the result of a combination of factors. Our expanded operations in the U.S. along with the shutdown of Goldeneye have led to U.S. sales becoming the majority of our total gas sales. The significant increase of supply of natural gas from shale drilling has heavily impacted the U.S. gas markets and prices, and combined with the significant shift in our gas sales from the U.K. to the U.S., resulted in the decrease in our average realized gas prices.
For the third quarter of 2011 and 2010, we had sales volume of 2,972 BOE per day and 4,755 BOE per day, respectively. Our physical daily production was approximately 3,274 BOE and 4,988 BOE for the third quarter of 2011 and 2010, respectively. The decrease in sales volume is primarily attributable to the shutdown of our Goldeneye field and production interruptions at our producing Bittern field in the U.K. that prevented oil liftings, partially offset by an increase in sales volumes from our U.S. assets. Sales from our U.S. assets have increased as we have continued our drilling program since our initial acquisitions of these assets in late 2009.
The following table shows our average sales volumes and realized sales prices for our operations for the periods presented.

Endeavour International Corporation

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2011	2010	2011	2010

Sales volume (1)
Oil and condensate sales (Mbbls):
United Kingdom	49	127	274	429
United States	3	2	5	5

Total	52	129	279	434

Gas sales (MMcf):
United Kingdom	—	869	78	2,614
United States	1,329	978	3,305	1,699

Total	1,329	1,847	3,383	4,313

Oil equivalent sales (MBOE)
United Kingdom	49	272	287	864
United States	225	165	556	288

Total	274	437	843	1,152

Total BOE per day	2,972	4,755	3,089	4,222

Physical production volume (BOE per day) (1):
United Kingdom	838	2,993	1,152	3,130
United States	2,436	1,995	2,036	1,117

Total	3,274	4,988	3,188	4,247

Realized Prices (2)
Oil and condensate price ($ per Bbl):
Before commodity derivatives	$106.57	$75.64	$108.57	$74.72
Effect of commodity derivatives	—	(3.11)	—	(7.12)

Including commodity derivatives	$106.57	$72.53	$108.57	$67.60

Gas price ($ per Mcf):
Before commodity derivatives	$3.59	$5.44	$3.88	$5.26
Effect of commodity derivatives	—	(0.03)	—	0.36

Including commodity derivatives	$3.59	$5.41	$3.88	$5.62

Equivalent oil price ($ per BOE):
Before commodity derivatives	$37.68	$45.37	$51.53	$47.81
Effect of commodity derivatives	—	(1.03)	—	(1.35)

Including commodity derivatives	$37.68	$44.34	$51.53	$46.46

Endeavour International Corporation

(1)	We record oil revenues using the sales method, i.e. when delivery has occurred. Actual production may differ based on the timing of tanker liftings. We use the entitlements method to account for sales of gas production.

(2)	The average sales prices include gains and losses for derivative contracts we utilize to manage price risk related to our future cash flows.
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
Expenses
For the third quarter of 2011, operating expenses decreased to $3.5 million as compared to $4.6 million for the same period in 2010. For the nine months ended September 30, 2011, operating expenses increased to $14.9 million as compared to $10.9 million for the same period in 2010. The increase in operating expense for the nine months ended September 30, 2010 to 2011 is primarily related to increased U.S. workover expense and increases in transportation expense and production taxes as a result of increased U.S. sales volumes. Operating costs per BOE increased from $10.50 per BOE for the third quarter of 2010 to $12.79 per BOE for the same period in 2011. Operating costs per BOE increased from $9.44 per BOE for the nine months ended September 30, 2010, to $17.65 per BOE for the nine months ended September 30, 2011. The

Endeavour International Corporation
significant increases in operating costs per BOE are due to the impact of both the increases in the dollar levels of operating expenses and the decreased volumes discussed above.
Depreciation, depletion and amortization (“DD&A”) expense decreased to $5.4 million from $7.7 million for the third quarter of 2011 and 2010, respectively, as a result of the decreased sales volumes. DD&A also decreased to $18.7 million from $21.3 million for the nine months ended September 30, 2011 and 2010, respectively, also as a result of the decreased sales volumes.
For the third quarter of 2011, the prices used in the full cost ceiling test for our U.S. properties were $94.48 per barrel for oil and $4.20 per Mcf for gas. We have completed our analysis of our test wells in the Alabama area and determined that the likely economic returns in the future would not warrant further investment and therefore reclassified these amounts as evaluated for full cost accounting purposes. We recorded an impairment of $28.8 during the third quarter of 2011 for our U.S. properties, including $18 million related to our decision to discontinue activities in Alabama. For the third quarter of 2011, the prices used in the full cost ceiling test for our U.K. properties were $105.30 per barrel for oil and $8.79 per Mcf for gas. The risk that we will be required to record additional impairments of our oil and gas properties, through the application of the full cost ceiling test in subsequent periods, increases when oil and gas prices are low or volatile.
General and administrative (“G&A”) expenses increased to $4.9 million during the third quarter of 2011 as compared to $4.2 million for the corresponding period in 2010. G&A expenses increased to $14.5 million during the nine months ended September 30, 2011 as compared to $12.9 million for the corresponding period in 2010. These increases primarily resulted from higher compensation expense due to expanding U.S. operations and increased legal, accounting, and consulting fees that pertain to our expanding U.S. operations. Components of G&A expenses for these periods are as follows:

	Three Months Ended		Nine Months Ended
(Amounts in thousands)	September 30,		September 30,
	2011	2010	2011	2010

Compensation	$5,034	$4,209	$14,901	$12,618
Consulting, legal and accounting fees	1,833	1,357	4,991	4,433
Occupancy costs	516	315	1,265	837
Other expenses	2	694	1,717	1,948

Total gross cash G&A expenses	7,385	6,575	22,874	19,836

Non-cash stock-based compensation	940	789	2,733	2,786

Gross G&A expenses	8,325	7,364	25,607	22,622
Less: capitalized G & A expenses	(3,462)	(3,127)	(11,082)	(9,749)

Net G&A expenses	$4,863	$4,237	$14,525	$12,873

Interest expense increased by $1.8 million to $12.3 million for the third quarter of 2011 as compared to $10.5 million for the corresponding period in 2010. Interest expense increased by $10.9 million to $32.6 million for the nine months ended September 30, 2011 as compared to $21.7 million for the corresponding period in 2010. These increases were primarily due to

Endeavour International Corporation
increased interest costs related to the Senior Term Loan and the 5.5% Convertible Senior Notes, partially offset by the absence of interest in 2011 from our previously existing senior and junior debt which were repaid concurrently with the issuance of the Senior Term Loan. For the nine months ended September 30, 2011 and 2010, we had non-cash interest expense, including amortization of loan costs and discount, of $18.9 million and $12.2 million, respectively.
Income Taxes
The following summarizes the components of tax expense (benefit) (amounts in thousands):

	U.K.	U.S.	Other	Total

Nine Months Ended September 30, 2011:
Net income (loss) before taxes	$(7,094)	$(55,966)	$8,530	$(54,530)

Current tax expense	8,764	4	—	8,768
Deferred tax expense related to U.K. tax rate change	25,387	—	—	25,387
Deferred tax benefit	(2,335)	—	—	(2,335)

Income tax expense (benefit)	31,816	4	—	31,820

Net income (loss)	$(38,910)	$(55,970)	$8,530	$(86,350)

Nine Months Ended September 30, 2010:

Net income (loss) before taxes	$6,249	$(22,214)	$(2,397)	$(18,362)

Current tax expense (benefit)	1,892	—	(171)	1,721
Deferred tax expense (benefit)	7,174	—	(979)	6,195

Income tax expense (benefit)	9,066	—	(1,150)	7,916

Net loss	$(2,817)	$(22,214)	$(1,247)	$(26,278)

The change in income tax expense (benefit) from $7.9 million to $31.8 million for the nine months ended September 30, 2010 and 2011, respectively, is primarily the result of the increase in the U.K. supplementary charge from 20% to 32%. The current tax expense in both 2011 and 2010 is related to Petroleum Revenue Tax on our Alba field in the U.K.
In July 2011, a tax increase was enacted by the U.K. government that raised the existing supplementary charge on profits from North Sea oil and gas production from 20% to 32%, effective March 24, 2011. This supplementary charge is in addition to the existing corporation tax rate of 30%. As we do not currently anticipate paying corporate or supplementary tax in the U.K. for the next several years, we expect the tax increase to have little effect on our cash flow from operations during that time period. During the third quarter of 2011, we recorded a one time increase in deferred tax liabilities of $25.4 million, with a corresponding increase in deferred tax expense as a result of the recent U.K. legislation.
In 2011 and 2010, we did not record any income tax benefits in the U.S. as there was no assurance that we could generate any U.S. taxable earnings, resulting in a full valuation allowance of deferred tax assets generated.

Endeavour International Corporation
Reconciliation of Non-GAAP Measures
Net income can be significantly affected by various non-cash items, such as unrealized gains and losses on our commodity derivatives, currency impact of long-term liabilities and deferred taxes. Given the significant impact that non-cash items may have on our net income, we use various measures in addition to net income and net cash provided by operating activities, including non-financial performance indicators and non-GAAP measures as key metrics to manage our business and measure our results of operations. These metrics demonstrate our ability to maintain or grow production levels and reserves, internally fund capital expenditures and service debt as well as provide comparisons to other oil and gas exploration and production companies. Net Income (Loss) as Adjusted and Adjusted EBITDA are internal, supplemental measures of our performance that are not required by, or presented in accordance with, GAAP. We view these non-GAAP measures, and we believe that others in the oil and gas industry, securities analysts, investors, and other interested parties view these, or similar, non-GAAP measures, as commonly used analytic indicators to compare performance among companies in our industry and in the evaluation of issuers.
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
Provided below are reconciliations of net loss to the following non-GAAP financial measures: Net Income (Loss) as Adjusted and Adjusted EBITDA (amounts in thousands):

Endeavour International Corporation

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2011	2010	2011	2010

Net loss	$(63,290)	$(11,692)	$(86,350)	$(26,278)
Impairment of oil and gas properties (net of tax) (1)	28,793	—	28,793	7,692
Unrealized (gain) loss on derivatives (net of tax) (2)	(13,034)	(2,413)	(12,245)	(5,070)
Deferred tax expense related to U.K. tax rate change	25,387	—	25,387	—
Currency impact on deferred taxes	—	95	—	(51)

Net Loss as Adjusted	$(22,144)	$(14,010)	$(44,415)	$(23,707)

Net loss	$(63,290)	$(11,692)	$(86,350)	$(26,278)

Unrealized (gain) loss on derivatives	(13,081)	(6,441)	(11,098)	(11,477)
Realized loss on early termination of derivatives	—	10,201	—	10,201
Net interest expense	12,084	10,467	32,234	21,704
Depreciation, depletion and amortization	5,372	7,697	18,698	21,290
Impairment of oil and gas properties	28,793	—	28,793	7,692
Income tax expense (benefit)	32,507	(2,001)	31,820	7,916

Adjusted EBITDA	$2,385	$8,231	$14,097	$31,048

(1)	Since the impairments related to U.S. oil and gas properties, we recognized no tax benefits as there was no assurance that we could generate any U.S. taxable earnings.

(2)	Net of tax (benefit) expense of $(47) and $(4,029) and $1,147 and $(6,408), respectively.
Liquidity and Capital Resources
The following table summarizes our net cash flows from operating, investing and financing activities for the periods indicated. For additional details regarding the components of our primary cash flow amounts, see the Condensed Consolidated Statements of Cash Flows under Item 1 of this report.

(amounts in thousands)	Nine Months Ended September 30,
	2011	2010

Net cash provided by (used in) operating activities	$(28,619)	$31,302

Net cash used in investing activities	$(104,309)	$(144,601)

Net cash provided by financing activities	$218,691	$102,539

The net cash flows provided by operating activities are primarily impacted by the earnings from our business activities. The cash flows used by operating activities were $28.6 million for the nine months ended September 30, 2011 as compared to $31.3 million provided by operating

Endeavour International Corporation
activities for the nine months ended September 30, 2010 primarily due to increased interest expense related to our 2010 debt issuances, increased operating expenses, increased current tax expense and decreased revenue from lower sales volumes and average released prices.
The cash provided by or used in investing activities represents expenditures for capital projects, including our acquisition of an additional 20% working interest in the Bacchus field in the North Sea. Our entry into a new letter of credit facility agreement allowed us to release $33 million of restricted cash into general operations (see additional discussion, below). For the nine months ended September 30, 2011, cash used in investing activities was $104.3 million as opposed to $144.6 million in the corresponding period of the prior year, primarily due to the release of restricted cash associated with lines of credit.
At the end of 2010, we expected to spend approximately $150 million on our 2011 oil and gas capital program and that our available cash at that time and our cash flow from operations would be sufficient to fund our capital expenditure program for the upcoming year. Those expectations included cash flow assumptions based on an expected mid-year production start for our Bacchus development, additional production from our U.S. drilling operations and some continued level of production at our Goldeneye field. We anticipated that our production would increase in the latter half of the year as Bacchus and U.S. production ramped up.
The delay in production increases during 2011 is due to the three items that we expected to have the most impact on our 2011 production: Bacchus timing, U.S. drilling program results and the status of the Goldeneye field. We expect our production to remain consistent with our current levels until we achieve first production at Bacchus. Due to the following factors, we will not experience production increases at the levels we originally anticipated.
•	The operator at Bacchus experienced delays in moving the drilling rig to the location and drilling began in August 2011. Due to additional equipment difficulties on the rig, the operator has experienced further delays. Production is now anticipated early next year.

•	In the U.S., we have had drilling success and continue to tie in new wells, but due to infrastructure issues in Marcellus, we have not increased production at the rate that we had originally expected. We are working with the operators to increase access to major pipelines, expand pipeline infrastructure or other alternatives to market production. In addition, U.S. gas prices have declined and have impacted our decisions on the timing of drilling.

•	As discussed earlier, the Goldeneye field ceased production during the first quarter of 2011.
The cash provided by financing activities includes repayments and borrowings of debt, payments of preferred dividends, payment of financing costs, and proceeds from the issuance of common stock. In March 2011, we closed a public offering of 11.5 million shares of our common stock for net proceeds of $118.4 million. In April 2011, we used a portion of the net proceeds from this offering to redeem all $81.25 million of our 6% Senior Notes.

Endeavour International Corporation
In March 2011, we entered into an Amendment to the Trust Deed with Smedvig QIF PLC related to our 11.5% Convertible Bonds. The Amendment provided for:
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
In February 2011, we amended our Senior Term Loan to increase the security reserved for potential letters of credit from $25 million to $35 million. In July 2011, we amended our Senior Term Loan to provide for an increase of $75 million in the borrowings available under the Senior Term Loan. In connection with the increase, we drew down the full additional amounts available and our quarterly scheduled amortization payments on the Senior Term Loan increased from $400,000 to $587,500. The other primary provisions of the amendment include:
•	consent and approval by the lenders of the issuance of the 5.5% Convertible Senior Notes and certain conforming amendments with respect to the issuance of those notes, including an increase in the basket available for the issuance of junior debt from $100 million to $135 million;

•	an amendment to the negative pledge provision to allow us to provide up to $10 million of cash margin to secure hedging obligations and;

•	an extension by one additional quarter to the scheduled step up in the minimum secured debt coverage ratio.
At January 1, 2011, restricted cash represented amounts held in escrow as collateral for lines of credit associated with abandonment liabilities related to our U.K. properties. In July 2011, we entered into a new letter of credit facility agreement (the “LC Agreement”) pursuant to which we secured new letters of credit. Our entry into the LC Agreement allowed us to release the $33 million of restricted cash that served as collateral for previous letters of credit into operations. The new letters of credit secure obligations in connection with our U.K. production licenses. The LC Agreement provides that we must pay a quarterly fee computed at a rate of 4.5% per year on the outstanding amount of each letter of credit issued under the LC Agreement. The LC Agreement contains similar financial covenants and other covenants as the credit agreement governing our Senior Term Loan. The CBA letters of credit are renewable at our option on October 31, 2012 and through the expiration of the LC Agreement on October 31, 2013.
In July 2011, we issued $135 million aggregate principal amount of our 5.5% Convertible Senior Notes due 2016. Interest on these notes will be payable semiannually at a rate of 5.5% per annum. The 5.5% Convertible Senior Notes are convertible into shares of our common stock at a price equivalent to $18.51 per share.

Endeavour International Corporation
Capital Program
We anticipate spending approximately $155 — $165 million during 2011 to fund our oil and gas activities in the U.S. and U.K., with approximately 60% of those expenditures anticipated to be focused on our U.K. assets. These capital budget numbers do not include $14 million of costs incurred in the settlement of the rig contract dispute in June 2011, which is included in U.K. capital expenditures. As of September 30, 2011, we had spent $113.1 million in capital expenditures. We also spent an additional $22.9 million on acquisitions, primarily related to our purchase of an additional 20% working interest in the Bacchus field.
In the U.K., our activity during 2011 is primarily concentrated on the Bacchus and Greater Rochelle development projects. At the Bacchus project, we are drilling three production wells and installing the infrastructure to allow first production to begin early next year. At the Greater Rochelle project, our focus will be completing engineering and procuring long lead-time equipment to prepare Greater Rochelle for a 2012 first production date. We also intend to begin actual construction of the subsea infrastructure and the required modifications to the Scott platform have been commenced to prepare it for production from the Greater Rochelle area in 2012.
Our primary focus during 2011 in the U.S. has been in the Haynesville, and Marcellus play areas. The ongoing U.S. program and expenditures will be tailored based on drilling results and U.S. gas prices.
We intend to fund our capital expenditures through cash on hand and cash flow generated from operations and borrowings under our Senior Term Loan, which was recently amended to increase the borrowing under the facility by $75 million. The majority of our cash on hand has been generated through our debt and equity offerings and results of operations. The timing, completion and progress of our 2011 capital program is subject to a number of factors, including availability of capital, drilling results, drilling and production costs, availability of drilling services and equipment, partner approvals and technical work. Based on these and other factors, we may increase or decrease our planned capital program or prioritize certain projects over others.
United Kingdom Activity
Activity in the U.K. during 2011 continues to focus on our primary development projects — Bacchus and Greater Rochelle. In October 2010, we completed the sale of our Cygnus asset for cash consideration of $110 million and utilized the proceeds to accelerate our development projects.
On February 23, 2011, we closed our acquisition of an additional 20% working interest in the Bacchus development for approximately $9.2 million in cash payable at closing and approximately $6.2 million in cash payable at the earlier of three months after first oil is produced or the end of 2011. In addition, we paid capital costs incurred by the seller of $9.4 million. Following the acquisition, we hold an aggregate 30% working interest. The field

Endeavour International Corporation
development plan (“FDP”) to drill for the Bacchus field calls for a subsea development with three wells to be drilled and linked to production facilities at the nearby Forties field. We are currently drilling our production wells and expect to commence production early next year.
The Greater Rochelle area is comprised of three blocks in the North Sea. In July 2011, the unitization of the Greater Rochelle area, including our interests in blocks 15/27 and 15/26c, was completed resulting in a single set of interest across the field for the interest owners. After the unitization, our working interest in the Greater Rochelle area is now 44%, as compared to a 55.6% working interest in East Rochelle, a 50% working interest in West Rochelle and no working interest in the third block of the Greater Rochelle area. In addition, we retain operatorship of the field. In February 2011, the DECC approved the Rochelle FDP for Block 15/27 in East Rochelle. In April 2011, we announced agreement of the commercial terms for the processing and transportation of East Rochelle production on the Scott Platform in the Central North Sea. We have awarded contracts and commenced construction of the production facilities. We have contracted for a drilling rig which is expected to arrive in the spring of 2012 to commence drilling of the two planned production wells. First production from Greater Rochelle is planned for the second half of 2012.
During the fourth quarter of 2011, we also expect to drill an appraisal well in the Tudor Rose prospect, Block 14/30a, to evaluate an oil discovery that was drilled in 1983. We have a 20% working interest in the prospect.
United States Drilling
We believe that our U.S. acreage provides us with development projects with shorter timeframes to first production at lower costs than our North Sea assets. In addition, our U.S. acreage covers a broad spectrum of established resource plays including the Haynesville, Cotton Valley and Marcellus, to emerging plays in Montana. Our drilling efforts in Alabama did not produce gas at commercial levels and we have decided to discontinue further efforts there.
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
We currently have positions in three U.S. shale resource plays. In the Haynesville area, we have had drilling activity in the Woodardville, Jamestown, Bull Bayou, Metcalf and Grand Cane fields in Louisiana, and the Willow Springs field in East Texas. During 2010, 12 Haynesville area wells were drilled on our acreage, all of which were successful. We currently have a one rig program operating in the Haynesville area, and during the third quarter of 2011 we brought six new wells on production. We are targeting drilling a total of 15 Haynesville area wells in 2011.
In the Marcellus area, we successfully drilled and cased two horizontal wells in the Daniel Field in Cameron County during 2011. One of these wells is expected to be completed later this year. In parallel, we are working on expanding the Daniel Field gathering pipeline infrastructure,

Endeavour International Corporation
including options to connect with one of three major pipelines in Cameron County. We have obtained rights-of-way, and are currently in the process of obtaining permits and conducting a habitat study. Upon completion of these items, we expect to begin construction of a gathering line to tie our production to an existing pipeline.
In Montana, we have drilled four vertical pilot wells to evaluate the Heath shale potential of our acreage and are currently evaluating the results to define possible horizontal re-entry target zones for next year.
Pending Acquisition
In July 2011, we entered into purchase and sale agreements, subject to due diligence and other closing conditions, with SM Energy Company and certain other minority owners to acquire the leasehold and producing interests held by SM Energy and its partners in the Marcellus shale in north-central Pennsylvania, as well as a pipeline and related facilities in McKean and Potter Counties, Pennsylvania, for aggregate consideration of $110 million.
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
A new 7-year lease will be issued at closing on the key 21,000 net acre Potato Creek block that requires only five wells to be drilled in the first three years to hold the acreage. Over the next three years, minimal capital is required to hold all acreage in McKean County, including the key Potato Creek leasehold.
Outlook
As we near the end of 2011, we expect to conserve capital and focus on two development projects in the U.K. — Bacchus and Rochelle. Capital expenditures for Bacchus currently have our highest priority as we plan to reach first production early next year. Once Bacchus begins producing, we expect to earmark a substantial portion of the cash flows from its production to complete the necessary development program for the Greater Rochelle area to allow East Rochelle to reach first production in the second half of 2012. Any remaining capital will be divided among smaller commitments such as our Tudor Rose exploration well in the U.K., evaluation of our Montana vertical pilot wells and complete drilling in the Marcellus and

Endeavour International Corporation
Haynesville areas. The extent of our U.S. drilling program will be determined by our anticipated available cash and any changes in the U.S. natural gas markets and prices.
Our primary sources of financial resources and liquidity are cash on hand, internally generated cash flows from operations and access to the credit and capital markets, to the extent necessary. Oil prices continue to be impacted by supply and demand on a worldwide basis. Although oil and gas prices have remained volatile, the full impact on our cash flows will be partially mitigated by our balance of gas and oil production and our commodity derivative positions.
At September 30, 2011, we had $471.7 million in outstanding debt. Our outstanding debt instruments contain certain financial ratio covenants. We were in compliance with all financial covenants in our debt obligations as of September 30, 2011 and December 31, 2010, respectively. However, the delay in the start up of production from Bacchus will have an adverse impact on our ability to maintain compliance with the minimum EBITDA covenant included in our Senior Term Loan at year end. If we are unable to maintain compliance, we are confident in our ability to work with our lenders to provide for an appropriate amendment or waiver.
We also announced a potential high-yield debt offering in June. When global economic worries created instability in the high-yield debt market we chose to exercise financial discipline and avoid issuing debt at that time. However, we remain optimistic that the market will regain its stability and be available to us should we decide to access it at a later date.
As we pushed our U.K. and U.S. capital programs forward, we reviewed opportunities to add resources that matched our strategic plan at reasonable rates of return for our shareholders. In July 2011, we finalized an opportunity to add to our position in the Marcellus area by acquiring property that had undeveloped acreage, the ability to increase our production and reserves over the next several years and a relatively new gathering pipeline in the area that connected to a major pipeline. We secured financing for this pending acquisition by issuing $135 million of 5.5% Convertible Senior Notes, at a time when the market value of our common stock was near its high for the previous 12 months. However, there is no requirement to use these proceeds for the Marcellus or any other acquisition. The net proceeds may be used for general corporate purposes.
While we expect our 2012 production to be greater than our 2011 production, that increase will not occur evenly throughout the year. Instead, the anticipated production increase is highly sensitive to the timing of first production from Bacchus and Rochelle. We expect our production will grow from current 2011 levels as Bacchus and, eventually, Rochelle achieve first production. Each of these operational activities will have an impact on our production as follows:
•	Initial production date of the Bacchus field — We are currently drilling the initial production wells and completing infrastructure. Production is expected to commence early next year. The precise initial production date, rate of production and how long it may take for Bacchus to reach full production from all three wells are key variables to our overall production levels.

Endeavour International Corporation
•	Initial production date of the Greater Rochelle field — We are working to complete engineering and procure long-lead time equipment. We have contracted for a drilling rig which is expected to arrive in the spring of 2012 to commence drilling of the two planned production wells. The operator of the Scott platform, Rochelle’s off-take solution, has commenced the required modifications to prepare it for production from the Greater Rochelle area in 2012. First production from Greater Rochelle is planned for the fourth quarter of 2012.
Disclosures About Contractual Obligations and Commercial Commitments
The following table sets forth our obligations and commitments to make future payments under our lease agreements and other long-term obligations as of September 30, 2011:

(Amounts in thousands)			Payments due by Period
	Total	Less than 1 Year	1-3 Years	3-5 Years	After 5 Years

Long-term debt

Principal	$471,727	$14,850	$256,773	$200,104	$—
Interest (1)	145,647	47,335	51,795	46,517	—
Asset retirement obligations	34,686	6,480	9,599	1,467	17,140
Operating leases for office leases and equipment	2,246	298	961	658	329

Total Contractual Obligations	$654,306	$68,963	$319,128	$248,746	$17,469

(1)	Interest on our certain of our debt instruments is added to the outstanding principal balance each quarter and reflected as due upon maturity.
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
Any of these factors, or a combination of these factors, could materially affect our future financial condition or results of operations and the ultimate accuracy of the forward-looking statements. The forward-looking statements are not guarantees of our future performance, and our actual results and future developments may differ materially from those projected in the forward-looking statements. In addition, any or all of our forward-looking statements in this Quarterly Report on Form 10-Q may turn out to be incorrect. They can be affected by inaccurate assumptions we might make or by known or unknown risks and uncertainties, including those mentioned in Part I, “Item A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2010. Except as required by law, we undertake no obligation to update publicly or release any revisions to these forward-looking statements to reflect events or

Endeavour International Corporation
circumstances after the date of report. These cautionary statements qualify all forward-looking statements attributable to us or persons acting on our behalf.
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
At September 30, 2011, we had the following commodity derivative instruments outstanding:

	2011	2012	Total

Oil:
Fixed Price Puts (Mbbl) — Brent	69	100	169
Weighted Average Price ($/Barrel)	$95.16	$90.74	$92.54

Gas: (1)
Fixed Price Puts (MMcf) — Heren National Balancing Point	295	548	842
Weighted Average Price ($/Mcf)	$7.57	$8.30	$8.04

(1)	Gas derivative contracts are designated in therms and have been converted to Mcf at a rate of 10 therm to 1 Mcf. The exchange rate at September 30, 2011 was $1.56 to £1.00.
Item 4: Controls and Procedures
Evaluation of Disclosure Controls and Procedures
As required by Rule 13a-15(b) of the Securities Exchange Act of 1934, as amended, we have evaluated, under the supervision and with the participation of our management, including our chief executive officer (the “CEO”) and chief financial officer (the “CFO”), of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) or 15d-15(e) of the Securities Exchange Act of 1934, as amended) as of the end of the period covered by this Form 10-Q. Based on that evaluation, the CEO and CFO concluded:
(i) that our disclosure controls and procedures are designed to ensure that information we are required to disclose in our reports filed or submitted under the Securities Exchange Act of 1934, as amended, is (a) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and (b) is

Endeavour International Corporation
accumulated and communicated to our management, including the CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure; and
(ii) that our disclosure controls and procedures were effective as of September 30, 2011.
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

Endeavour International Corporation
Compliance with such rules could result in significant costs, including increased capital expenditures and operating costs, and could adversely impact our business.
Item 6: Exhibits
The exhibits marked with the asterisk symbol (*) are filed or furnished (in the case of Exhibits 32.1, 32.2 and 101) with this Form 10-Q. Portions of the exhibits marked with the dagger symbol (†) have been omitted pursuant to a request for confidential treatment under Rule 24b-2 of the Securities Exchange Act of 1934, and the omitted material has been separately filed with the Securities and Exchange Commission.

2.1 †	Purchase and Sale Agreement, dated as of July 17, 2011, by and among Endeavour Operating Corporation, SM Energy Company, Potato Creek LLC, Open Flow Gas Supply Corporation and SJ Exploration LLC (Incorporated by reference to Exhibit 2.1 of our Quarterly Report on Form 10-Q (Commission File No. 001-32212) for the quarter ended June 30, 2011).

3.1(a)	Amended and Restated Articles of Incorporation (Incorporated by reference to Exhibit 3.2 of our Quarterly Report on Form 10-Q (Commission File No. 001-32212) for the quarter ended June 30, 2004).

3.1(b)	Certificate of Amendment dated June 1, 2006 (Incorporated by reference to Exhibit 4.2 of our Registration Statement on Form S-3 (Commission File No. 333-139304) filed on December 13, 2006).

3.1(c)	Certificate of Amendment dated June 1, 2010 (Incorporated by reference to Exhibit 3.1 to our Current Report on Form 8-K (Commission File No. 001-32212) filed on June 3, 2010).

3.1(d)	Amendment to Articles of Incorporation, dated November 17, 2010 (Incorporated by reference to Exhibit 3.1(d) of our Annual Report on Form 10-K (Commission File No. 001-32212) for the year ended December 31, 2010).

3.2(a)	Amended and Restated Bylaws (Incorporated by reference to Exhibit 3.4 to our Current Report on Form 8-K (Commission File No. 001-32212) filed on November 6, 2006).

3.2(b)	Amendment to Amended and Restated Bylaws dated December 12, 2007 (Incorporated by reference to Exhibit 3.1 to our Current Report on Form 8-K (Commission File No. 001-32212) filed on December 13, 2007).

4.1	Indenture dated as of July 22, 2011 among Endeavour International Corporation, the Guarantors named therein and Well Fargo Bank, National Association, as trustee (incorporated by reference to Exhibit 4.1 to our Current Report on Form 8-K (Commission File No. 001-32212) filed on July 22, 2011).

4.2	Form of 5.5% Rule 144A Global Note, dated July 22, 2011 (included in Exhibit 4.1).

10.1	Third Amendment to Credit Agreement, U.S. Security Agreement and Subsidiaries Guaranty, dated as of July 15, 2011, by and among Endeavour International Corporation, Endeavour Energy UK Limited, Cyan Partners, LP, as administrative agent, and certain lenders party thereto (Incorporated by reference to Exhibit 10.2

Endeavour International Corporation

of our Quarterly Report on Form 10-Q (Commission File No. 001-32212) for the quarter ended June 30, 2011).

10.2	Letter of Credit Facility Agreement dated as of July 25, 2011 by and between Endeavour International Corporation and Commonwealth Bank of Australia (Incorporated by reference to Exhibit 10.3 of our Quarterly Report on Form 10-Q (Commission File No. 001-32212) for the quarter ended June 30, 2011).

31.1 *	Certification of William L. Transier, Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2 *	Certification of J. Michael Kirksey, Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1 *	Certification of William L. Transier, Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2 *	Certification of J. Michael Kirksey, Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	XBRL Instance Document.

101.SCH*	XBRL Taxonomy Extension Schema Document.

101.CA*	XBRL Taxonomy Extension Calculation Linkbase.

101.DEF*	XBRL Taxonomy Extension Definition Linkbase.

101.LAB*	XBRL Taxonomy Extension Label Linkbase.

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase.

Endeavour International Corporation
Signatures
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
Endeavour International Corporation

Date: November 8, 2011	/s/ J. Michael Kirksey	/s/ Robert L. Thompson

	J. Michael Kirksey Executive Vice President and Chief Financial Officer (Principal Financial Officer)	Robert L. Thompson Senior Vice President and Chief Accounting Officer (Principal Accounting Officer)