Form 10-K
period 2011-12-31
ENDEAVOUR INTERNATIONAL CORP
filed 2012-03-08
CIK 1112412

United States

Securities and Exchange Commission

Washington, D.C. 20549

Form 10-K

☒	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Fiscal Year Ended December 31, 2011

☐	Transition Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from              to

Commission file number: 001-32212

Endeavour International Corporation

(Exact name of registrant as specified in its charter)

Nevada	88-0448389
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

811 Main Street, Suite 2100, Houston, Texas 77002

(Address of principal executive offices) (Zip code)

(713) 307-8700

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class of Stock	Name of Each Exchange on Which Registered
Common Stock — $0.001 par value per share	New York Stock Exchange

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    ☐  Yes    ☒  No

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant was $515.2 million computed by reference to the closing sale price of the registrant’s common stock on the NYSE-Amex on June 30, 2011, the last business day of the registrant’s most recently completed second fiscal quarter. Shares of common stock held by executive officers and directors of the registrant are not included in the computation.

As of February 29, 2012, 38.2 million shares of the registrant’s common stock were outstanding.

Documents Incorporated By Reference:

Portions of the registrant’s definitive proxy statement relating to the 2012 Annual Meeting of Stockholders, which will be filed within 120 days of December 31, 2011, are incorporated by reference into Part III of this Annual Report on Form 10-K.

Quantities of natural gas are expressed in this Annual Report on Form 10-K in terms of thousand cubic feet (Mcf) and million cubic feet (MMcf). Oil, which includes natural gas liquids, is quantified in terms of barrels (Bbls) and thousands of barrels (Mbbls). Natural gas is compared to oil in terms of barrels of oil equivalent (BOE), thousand barrels of oil equivalent (MBOE) or million barrels of oil equivalent (MMBOE). One barrel of oil is the approximate energy equivalent of six Mcf of natural gas. This is a physical correlation and does not reflect a value or price relationship between the commodities. With respect to information relating to our working interest in wells or acreage, “net” oil and gas wells or acreage is determined by multiplying gross wells or acreage by our working interest therein. References to number of potential well locations are gross, unless otherwise indicated.

References to “GAAP” refer to U.S. generally accepted accounting principles.

Endeavour International Corporation

Part I

Item 1. Business

Unless the context otherwise requires, references to “Endeavour,” “we,” “us” or “our” mean Endeavour International Corporation and its consolidated subsidiaries.

Our Company

We are an independent oil and gas company engaged in the production, exploration, development and acquisition of crude oil and natural gas in the U.K. North Sea and U.S. onshore. Our strategy is to expand and exploit our balanced portfolio of exploration and development assets using conventional and unconventional technologies in basins that have historically generated and produced substantial quantities of oil and gas and that we believe will yield commercial quantities of reserves through improved drilling, completion and operating technologies. Finding, developing and producing oil and gas reserves in the North Sea require both significant capital and time. Recognizing this, we have sought to balance our North Sea development assets, which have large potential reserves but long production-cycles, with current production from the North Sea assets we expect to acquire in the COP Acquisition (described below), our existing U.K. production and a portfolio of assets in the U.S. that have lower development costs and shorter production-cycles. We also seek to achieve a balance of oil and gas reserves in our portfolio of assets, believing that both commodities present attractive opportunities for capital returns in the future.

We recently entered into a definitive agreement with several subsidiaries of ConocoPhillips to purchase certain interests in three North Sea fields which produced an average of approximately 11,000 BOE/d for the year ended December 31, 2011 (the “COP Acquisition”). The proved reserves we expect to acquire in the COP Acquisition total approximately 19.5 MMBOE as of December 31, 2011, comprised of 99% oil and 71% proved developed reserves.

In addition, our major development projects in the U.K. sector of the North Sea — specifically, Bacchus and Rochelle — have the potential to significantly expand our total proved reserves and production levels. These projects are in various stages of development, with Bacchus currently expected to commence oil production in the first quarter of 2012 and first production from the Rochelle area expected in the fourth quarter of 2012. We intend to continue to actively manage our North Sea assets in a manner that maximizes value and enables us to allocate resources to effectively pursue our growth strategy. We believe our existing portfolio can deliver growth in production and proved reserves over the next several years.

Our primary focus in the U.S. is onshore unconventional oil and gas shale developments targeting reserve and production growth in the Haynesville and Marcellus areas. In the Haynesville area, we have approximately 7,100 net acres, with acreage located in Red River, DeSoto, Bienville and Caddo Parishes in Louisiana and in Harrison and Gregg Counties in Texas. Our Marcellus acreage is comprised of approximately 18,400 net acres in Pennsylvania located between two of the most active parts of the Marcellus play. We also have interests in

Endeavour International Corporation

approximately 94,400 net acres in the emerging Heath shale oil play in Montana (the “Heath Shale Oil Play”) where we are evaluating the results of four pilot wells and ongoing technical work. The results from our pilot wells and ongoing technical work will determine the pace and scope of our subsequent exploration and development initiatives in this play.

In 2012, we intend to expand upon our foundation of U.K. assets by moving existing development assets towards their first production and integrating the assets we expect to acquire in the COP Acquisition. We also intend to maintain our interests in both established and emerging U.S. onshore resource plays. Specifically, during 2012, we intend to focus on achieving initial production from the Bacchus oil field and the Rochelle gas field in the North Sea while integrating the assets we expect to acquire in the COP Acquisition and completing the evaluation of our assets in the Heath Shale Oil Play.

Operations

Our operations are organized into two main geographic regions as follows: the U.K. North Sea and U.S. onshore. Proved reserves were as follows for our principal operating areas, including pro forma for the COP Acquisition:

	Endeavour Historical			COP Acquisition	Pro Forma(1)
	As of December 31,			As of December 31, 2011	As of December 31, 2011
	2009	2010	2011
United Kingdom:
Oil (MBbls)	3,348	3,664	4,060	19,302	23,362
Gas (MMcf)	78,316	56,177	50,723	1,409	52,132
Oil equivalents (MBOE)	16,401	13,027	12,514	19,537	32,051
United States:
Oil (MBbls)	18	59	41	—	41
Gas (MMcf)	10,784	31,777	60,978	—	60,978
Oil equivalents (MBOE)	1,815	5,355	10,204	—	10,204
Total:
Oil (MBbls)	3,366	3,723	4,101	19,302	23,403
Gas (MMcf)	89,100	87,954	111,701	1,409	113,110
Oil equivalents (MBOE)	18,216	18,382	22,718	19,537	42,255
Percentage oil	18%	20%	18%	99%	55%
Percentage proved developed	16%	19%	23%	71%	45%

(1)	Pro forma includes the acquisition of the three ConocoPhillips assets. The transaction is scheduled to close during the first quarter of 2012.

As of December 31, 2011, our estimated proved reserves were 22.7 MMBOE, up 23% from 18.4 MMBOE as of December 31, 2010, of which approximately 55% were located in the U.K. and approximately 45% were located in the U.S., and 23% of which were proved developed reserves. As of December 31, 2011, the properties that we expect to acquire in the COP Acquisition contained approximately 19.5 MMBOE of proved reserves. On a pro forma basis for the COP Acquisition, our total proved reserves would have been 42.3 MMBOE as of December 31, 2011, of which 45% is proved developed and 55% is oil. On the same pro forma basis, we would have had combined production of approximately 14,400 BOE/d for the year ended December 31, 2011.

Endeavour International Corporation

Our Business Strategy

We are pursuing a strategy of building a balanced portfolio of exploration, appraisal and development assets, primarily in the central U.K. North Sea and an evolving set of assets in the onshore North America. We believe our existing producing assets and the producing properties we expect to acquire in the COP Acquisition help provide a stable platform upon which to execute our strategy. We intend to continue developing our existing assets in the U.K. North Sea, while simultaneously pursuing the measured development of our onshore domestic positions in the Haynesville and Marcellus areas as commodity prices dictate. We believe this strategy will best enable us to provide an attractive return on capital for our stockholders. Several of the key elements of our business strategy include:

•

Complete the COP Acquisition. During 2012, we intend to focus on completing the COP Acquisition. We anticipate closing on the acquisition of the interest in the Alba field, which represents 62% and 59% of the acquired assets’ total proved reserves and production as of December 31, 2011 by March 31, 2012. We believe the acquired assets will significantly increase our current production levels, which we expect will have an immediate impact on our cash flows from operations. Specifically, after giving pro forma effect to the COP Acquisition, our production for the year ended December 31, 2011 would have been approximately 14,400 BOE/d. Further, we expect that following the consummation of the COP Acquisition, oil production at Brent crude oil pricing will increase to approximately 84% of our total production.

•

Efficiently Develop and Commence Production from Our North Sea Development Assets. We currently have two large development projects in the North Sea — the Bacchus and Rochelle fields — which have the potential to significantly increase our proved reserves and current production levels over the next several years. We intend to efficiently manage our interests in each of these prospects in order to commence production in a timely and cost-effective manner. We expect to achieve first production from Bacchus before the end of the first quarter of 2012 and from the Rochelle area in the fourth quarter of 2012.

•

Maintain a Balanced Portfolio of Production, Development and Exploration Assets. We intend to actively manage our assets in a manner that maximizes growth in production and cash flow that will enable us to allocate resources to effectively pursue our balanced growth strategy. Recognizing this, we have established a portfolio that balances assets that are characterized by shorter production-cycles or current production with assets that have larger potential reserves with longer production-cycles. As with the COP Acquisition, we intend to selectively pursue additional acquisition opportunities, which we believe will continue to arise over the next several years in our core areas of operation.

•

Manage Existing Acreage in Resource-Rich Plays. We have established a mix of U.S. onshore producing assets and undeveloped acreage in both established and emerging resource plays, including the Haynesville and Marcellus areas and the Heath Shale. We have the ability to adjust our domestic drilling activities in accordance with current and future commodity prices and our operating results and intend to manage these assets in a measured manner with a focus on enhancing returns on the capital deployed on these assets.

Endeavour International Corporation

Our Competitive Strengths

We believe the following competitive strengths will help us achieve our business strategy:

•

Cash Flows from Producing and Development Assets. We believe that our producing assets in the U.K. North Sea and U.S. onshore and development assets, together with the assets that we expect to acquire in the COP Acquisition, should provide us with stable cash flows over the next several years without requiring substantial capital expenditures on these assets. In turn, those cash flows should enable us to develop our longer-term, more capital-intensive North Sea development projects. We believe the assets purchased in the COP Acquisition represent significant cash flow generating assets purchased at an attractive price.

•

Significant North Sea Development Assets and Attractive Positions in Resource-Rich Shale Plays. We believe that successful development of our two primary development assets in the U.K. North Sea could have the potential to significantly increase our proved reserves and production levels over the next several years. Moreover, our assets in the U.S. cover several onshore resource plays, from established areas, such as Haynesville and Marcellus, to the emerging Heath Shale Oil Play in Montana. This combination should allow us to balance the capital intensive, long lead-time nature of our North Sea development assets with the shorter development times and lower capital requirements of our U.S. properties.

•

Increasing Exposure to Oil. Our oil production should increase significantly with existing production from the properties to be acquired in the COP Acquisition and first production from our Bacchus asset. In addition, our current portfolio of assets includes other liquids-rich opportunities, and these assets and prospects could provide us with both near- and long-term liquids exposure.

•

Experienced and Skilled Management Team with Proven Track Records. We were co-founded in 2004 by William L. Transier, our Chief Executive Officer and President, and John N. Seitz, one of our directors. Our management team has extensive technical expertise and industry experience across the full cycle of development of oil and gas assets and operations. The members of our management team, including our senior geoscience and engineering professionals, average more than 27 years of experience in the oil and gas industry. Under this management team, we have executed several significant transactions, including the sale of our Norwegian subsidiary, the sale of our Cygnus reserves in the North Sea, our Bacchus acquisition and several acquisitions of U.S. onshore properties. Substantially all of the members of the team have previously worked for a major oil company or a large independent producer.

•

Our Chief Executive Officer and President, William L. Transier, was formerly the Executive Vice President and Chief Financial Officer of Ocean Energy, which merged with Devon Energy in 2003, and has over 36 years of experience in the oil and gas industry.

Endeavour International Corporation

•

Our Executive Vice President and Chief Financial Officer, J. Michael Kirksey, has an extensive background in both operational and financial management, with 36 years of experience in the energy industry, having served in various executive roles for Metals USA, ION Geophysical Corporation and Keystone International, Inc. after starting his career with Arthur Andersen & Co.

•

Our Executive Vice President — International, Carl D. Grenz, has 36 years of experience in the oil and gas industry, having spent a majority of his career working for BHP Billiton and Hamilton Oil, focused in the North Sea.

•

Our Executive Vice President — North America, James J. Emme, has 30 years of experience in the oil and gas industry, with an extensive background in unconventional hydrocarbon exploration and development while working for Anadarko Petroleum Corporation and Elk Resources, Inc.

Our Areas of Operation

Our operations are organized into two main geographic regions as follows: the U.K. North Sea and U.S. onshore. The following tables set forth information related to our principal operating areas as of the dates and for the periods indicated.

	As of December 31, 2011			Year Ended
	Estimated Proved Reserves			December 31, 2011
Operating Area	Total (MMBOE)	% Oil	% Proved Developed	Average Daily Production (BOE/d)	Anticipated First Production
U.K. North Sea
Bacchus	0.5	95%	—	—	1st quarter 2012
Rochelle	8.2	17%	—	—	4th quarter 2012
Other fields	3.8	58%	37%	1,064

Total North Sea	12.5	32%	11%	1,064
U.S. Onshore
Haynesville	9.9	—	36%	2,237
Marcellus	0.2	—	100%	52
Other	0.1	31%	100%	29

Total U.S.	10.2	—	37%	2,318

Total	22.7	18%	23%	3,382

Pro forma for the COP Acquisition, proved reserves would increase to 42.3 MMBOE at year-end 2011.

U.K. North Sea

The North Sea is a proven resource area where we have several significant development projects, producing properties and additional exploration licenses. Although production costs are higher

Endeavour International Corporation

than conventional developments in the U.S., the quality of the oil, the political stability of the region, and the proximity of important markets with strong demand in Western Europe has made the North Sea an important oil and natural gas producing region. We believe our assets in the U.K. sector of the North Sea possess significant value that can continue to be realized in a manner that will provide us with an attractive return on invested capital. Additionally, we believe that constraints on available capital and consolidation have reduced the number of companies operating in the North Sea, which in turn has reduced competition and given us an increased ability to pursue opportunities consistent with our balanced strategy.

We recently entered into a definitive agreement with several subsidiaries of ConocoPhillips to purchase certain interests in three North Sea fields which produced at an average of approximately 11,000 BOE/d for the year ended December 31, 2011. For additional information, see the “Pending Acquisition” discussion, below.

Our three producing fields in the U.K. — Alba, Bittern and Enoch — held a combined 2.0 MMBOE of proved reserves as of December 31, 2011. Sales from these fields totaled 388 MBOE for the year ended December 31, 2011. Our 2.25% working interest in the Alba field will increase to 25.68% upon consummation of the COP Acquisition.

Our development assets in the Bacchus and Rochelle fields comprise the primary components of our current U.K. North Sea portfolio, and we have development plans under way in each of these fields. When these projects are fully producing, they have the potential to significantly increase our proved reserves and current production levels over the next several years.

Bacchus

At December 31, 2011, we held a 30% working interest in our Bacchus field asset, which is operated by Apache Corporation, who owns a 50% working interest. Bacchus is an oil field with 0.5 MMBOE of estimated net proved reserves at December 31, 2011. The development of the Bacchus field was sanctioned in the second quarter of 2010 by the United Kingdom’s Department of Energy and Climate Change (“DECC”). The discovery well was drilled in 2005, followed by a down-dip sidetrack appraisal well that tested the upper part of the reservoir. The field development plan (“FDP”) for the Bacchus field calls for a subsea development with three wells to be drilled and linked to production facilities at the nearby Forties field. The 6.5 kilometer subsea bundled pipeline is in place, and the rig is currently drilling the first of the three planned development wells. We currently expect to commence production in the first quarter of 2012, and follow with two additional development wells thereafter, which should increase our proved reserves and production attributable to Bacchus. We believe that the Bacchus field may produce up to 4,000 to 5,000 BOE/d net to Endeavour for 12 to 18 months when fully on production.

Rochelle

The Rochelle area accounted for 8.2 MMBOE of our proved reserves at December 31, 2011. Our working interest in the Rochelle area is 44% and we are the operator of the field, which is comprised of Blocks 15/26b, 15/26c and 15/27. In 2011, the DECC approved the necessary

Endeavour International Corporation

Rochelle FDPs. In April 2011, we announced agreement of the commercial terms for the processing and transportation of Rochelle production on the Scott Platform in the Central North Sea, and the required modifications to the Scott Platform have commenced. We have also begun construction of the production facilities and contracted for a drilling rig that is expected to commence drilling two planned production wells in the spring of 2012. The Rochelle development continues on schedule for first production in the fourth quarter of 2012 with the contracted drilling rig expected to arrive in the spring to commence drilling of the two planned production wells.

U.S. Onshore

During 2009, we began acquiring acreage in U.S. onshore resource plays. Our U.S. assets held 10.2 MMBOE of proved reserves as of December 31, 2011. We believe that our U.S. acreage provides us with development projects with shorter time frames to first production at lower costs than our North Sea assets. In addition, our U.S. acreage covers several resource plays, from established areas such as the Haynesville and Marcellus areas, to the emerging Heath Shale Oil Play.

Our strategy for our U.S. operations has been to employ a measured approach that seeks to balance U.S. natural gas prices with drilling costs. We plan to continue this disciplined approach, which includes:

•	using our flexibility in the drilling schedule to curtail capital expenditures, where possible, until U.S. natural gas prices improve;

•	drilling only three gross Haynesville wells planned in 2012 in order to hold certain acreage;

•	drilling only two gross wells in the Marcellus area to maintain acreage positions and fulfill minor drilling commitments; and

•	a thorough analysis of test well results in the Heath Shale Oil Play in Montana before finalizing any development plans in this exploratory shale oil play.

We believe this approach in the U.S. should provide flexibility to adjust our drilling activity in accordance with current and future commodity prices and our operating results, while still allowing our U.S. production to grow and provide near-term return on capital to balance our longer production-cycle U.K. projects.

Pending Acquisition

On December 23, 2011, we entered into a definitive agreement (the “COP Purchase Agreement”) with ConocoPhillips (U.K.) Limited, ConocoPhillips Petroleum Limited and ConocoPhillips (U.K.) Lambda Limited (collectively, “COP”) to acquire certain oil and natural gas interests in the North Sea for approximately $330 million in cash. In addition to customary closing conditions, the purchase is subject to approval of governmental regulatory authorities and partner consents. Pursuant to the COP Purchase Agreement, we will also acquire certain tax assets that are expected to result in a benefit to us of approximately $58 million that will effectively reduce the overall cost of the acquisition to us. The cash consideration is subject to customary purchase

Endeavour International Corporation

price adjustments, including adjustments for revenues and expenses from the acquired assets, working capital, capital expenditures, cash calls on joint venture interests and interest on the purchase price, from January 1, 2011 until the closing. Assuming a closing date of March 31, 2012, these adjustments are expected to reduce the cash consideration by approximately $95 million.

As of December 31, 2011, based on evaluations prepared by our internal reserve engineers from data provided by COP (other than with respect to the Alba field), which have been audited by Netherland, Sewell & Associates, Inc., the properties that we expect to acquire contained approximately 19.5 MMBOE of proved reserves as of December 31, 2011, of which 99% was oil. As of that same date, the PV-10 of the proved oil and natural gas reserves was approximately $830 million. In addition, the properties to be acquired produced at an average of approximately 11,000 BOE/d for the year ended December 31, 2011.

The interests to be acquired are composed of a 23.43% interest in the Alba field (in which we already own a 2.25% interest), a 40% interest in the MacCulloch field and an 18% interest in the Nicol field. The interest in the Alba field accounts for approximately 62% and 59% of the acquired assets’ total proved reserves and production as of December 31, 2011. Subject to partner and U.K. regulatory approvals, we expect that we will be the operator of the MacCulloch field following the closing of the COP Acquisition.

The COP Purchase Agreement provides for the possibility that the COP Acquisition may close in multiple stages. Subject to customary exceptions, our acquisition of the interest in the Alba field (the “Alba Acquisition”), which constitutes the majority of the value in the COP Acquisition, is required to close no later than March 31, 2012 unless extended by the parties, and our acquisition of the remaining interests is required to close no later than October 31, 2012. In addition, the COP Purchase Agreement provides that we may close on the interest in the Alba field without subsequently closing on the remaining interests, in certain circumstances. In accordance with the terms of the COP Purchase Agreement, we will not, however, close on the remaining interests without closing on the Alba Acquisition.

There can be no assurance that we will consummate all or any portion of the COP Acquisition by March 31, 2012 or at all.

2012 Planned Capital Expenditures

We expect that our total capital expenditure budget for 2012 will be between $150 million and $175 million. We expect to spend approximately $125 million to $150 million of the total 2012 budget in the U.K., primarily on the advancement of our development projects. The acquisition of the ConocoPhillips assets would add another $20 million—$25 million to Endeavour’s capital budget, upon completion of the transaction. Capital expenditures for Bacchus will be our initial priority, as we plan to reach first production during the first quarter. With our existing cash position, cash flows from existing production and either the start up of production from Bacchus or the completion of the COP Acquisition, we believe we have sufficient cash flows to complete the necessary development program for the Rochelle area to reach first production in the fourth quarter of 2012. We expect to spend the remainder of our 2012 capital budget in the U.S. to

Endeavour International Corporation

evaluate our Heath Shale Oil Play pilot wells, to maintain our acreage positions and to fulfill minor drilling commitments. Our 2012 capital expenditure budget is subject to change depending on a number of factors, including the availability and costs of drilling and completion equipment, crews, economic and industry conditions, prevailing and anticipated prices for oil and gas, the availability of sufficient capital resources, drilling success and other normal factors affecting the oil and gas industry.

We intend to fund our 2012 capital expenditures primarily through cash on hand and cash flow generated from operations, including cash flow from new production at Bacchus or the assets to be acquired in the COP Acquisition. The majority of our cash on hand was generated through borrowings under our secured 15.0% senior term loan due 2013 of our principal U.K. subsidiary and the July 2011 offering of our 5.5% Convertible Notes due 2016. The proceeds from the offering of our 5.5% Convertible Notes were originally expected to fund our acquisition of certain Marcellus shale play assets, but the transactions were not consummated and we are currently involved in litigation with the sellers. See “Item 3, Legal Proceedings” for additional information.

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

While working to complete and integrate these acquisitions, we also moved forward in our drilling program. We have also pursued various farm-in and license transfer opportunities to build acreage and exploration potential and spread the risk of exploration drilling among multiple prospects. Most notably, we have two significant development projects ongoing in the U.K. Bacchus and Rochelle.

Endeavour International Corporation

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

Our activities have been funded through various debt and equity offerings since our inception. During the year ended December 31, 2011, we had the following debt and equity outstanding in addition to our common stock:

•

Letters of Credit: In July 2011, we secured new letters of credit that allowed us to release the $33 million of restricted cash into operations that served as collateral for previous letters of credit.

•

5.5% Convertible Notes: In July 2011, we issued $135 million aggregate principal amount of our 5.5% Convertible Notes. We issued the 5.5% Convertible Notes, expecting to utilize the majority of the net proceeds of this offering to fund an acquisition of acreage and related midstream assets in the Marcellus shale play. As we terminated the acquisition agreement in December 2011, these proceeds will be now used for general corporate purposes.

•	Common Stock Offering: In March 2011, we closed a public offering of 11.5 million shares of our common stock offering for net proceeds of $118.4 million.

•	Senior Term Loan: In August 2010, we entered into a credit agreement with Cyan Partners, LP, as administrative agent, and various lenders for a senior, secured term loan,

Endeavour International Corporation

in the aggregate amount of $150 million, which was subsequently increased to $160 million. In February 2011, we amended our Senior Term Loan to increase the security reserved for potential letters of credit from $25 million to $35 million. In July 2011, we secured new letters of credit that allowed us to release the $33 million of restricted cash that served as collateral for previous letters of credit. Also in July 2011, we entered into an amendment to our Senior Term Loan providing for an increase of $75 million in the amounts available under the Senior Term Loan. The proceeds will be used for general corporate purposes.

•

6% Senior Convertible Notes: During 2005, we issued in a private offering $81.25 million aggregate principal amount of convertible senior notes due in January 2012. In April 2011, we redeemed all $81.25 million of our outstanding 6% Senior Notes with a portion of the proceeds from our common stock offering completed in March 2011.

•

11.5% Convertible Senior Bonds: In January 2008, we issued 11.5% Convertible Bonds due 2014 for gross proceeds of $40 million pursuant to a private offering to a sophisticated investor in Norway, Smedvig QIF PLC and the other parties thereto related. In March 2011, we entered into an Amendment to the Trust Deed dated as of January 24, 2008 to our 11.5% Convertible Bonds. The amendment provides for an extension of the maturity date of the 11.5% Convertible Bonds; extends the date on which holders may exercise a put right, and the occurrence of price reset if not exercised; and a reduction in the interest rate payable after March 31, 2014 to 7.5%.

•	$50 million Subordinated Notes: In November 2009, we issued an aggregate $50 million of subordinated notes due 2014.

•

Series C Preferred Stock: In 2006, we issued $125 million of convertible preferred stock. In November 2009, we redeemed 60% of the outstanding shares of Series C Preferred Stock and amended the terms of the remaining shares of Series C Preferred Stock. The redemption price consisted of a $25 million cash payment and the issuance of $50 million of Subordinated Notes. (See above.)

Each of these debt and equity offerings is explained more fully in Note 12 and Note 15 to our consolidated financial statements in “Item 8, Financial Statements and Supplementary Data.”

On February 23, 2012, we closed the private placement of $500 million of 12% notes due 2018. The private placement took place in two parts – $350 million aggregate principal amount of 12% first priority notes due 2018 (the “First Priority Notes”) and $150 million aggregate principal amount of 12% second priority notes due 2018 (the “Second Priority Notes,” and, together with the First Priority Notes, the “2018 Notes”). Each series of 2018 Notes was priced at 96% of par, at a yield to maturity of 12.975% for the First Priority Notes and 12.954% for the Second Priority Notes, respectively. We intend to use the net proceeds from the offering to fund the COP Acquisition, to repay all amounts outstanding under our Senior Term Loan due 2013 and for general corporate purposes. Prior to the closing of the acquisition in the North Sea, the net proceeds of the offering are held in an escrow account. Once we close the COP Acquisition, the proceeds will be released from escrow.

Geographical Data

We operate in one industry segment, that being oil and gas exploration and production, in two geographical areas. See Note 24 to our consolidated financial statements in “Item 8, Financial Statements and Supplementary Data” for geographic operating segment information, including results of operations and segment assets.

Endeavour International Corporation

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

Significant Customers

Our sales in the U.K. are to a limited number of customers, each of which accounted for more than 10% of revenue for the year ended December 31, 2011: Chevron North Sea Ltd, Shell U.K. Limited, and Hess Limited. Our sales in the U.S. are sold through our arrangements with the operators of the fields, with the majority of the sales being to JW Operating Company.

Employees

As of February 29, 2012 we have 57 full-time employees and 45 consultants, primarily in the operations area. We believe that we maintain good relationships with our employees, none of whom are covered by a collective bargaining agreement.

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

North Sea

Our operations in the U.K. portions of the North Sea are subject to numerous U.K. and European Union laws and regulations relating to environmental matters, health and safety. Environmental matters are addressed before oil and gas production activities commence and during the exploration and production activities. Before a U.K. licensing round begins, the DECC will

Endeavour International Corporation

consult with various public bodies that have responsibility for the environment. Applicants for production licenses are required to submit a summary of their management systems and how those systems will be applied to the proposed work program. Additionally, the Offshore Petroleum Production and Pipelines (Assessment of Environmental Effects) Regulations 1999 require the Secretary of State to exercise his licensing powers under the U.K. Petroleum Act in such a way to ensure that an environmental assessment is undertaken and considered before consent is given to certain projects.

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

United States

Our U.S. operations are subject to stringent federal, state and local laws and regulations relating to environmental protection, as well as controlling the manner in which various substances, including wastes generated in connection with oil and gas industry operations, are released into the environment. Compliance with these laws and regulations requires the acquisition of permits authorizing air emissions and wastewater discharge from operations and can affect the location or size of wells and facilities, limit or prohibit the extent to which exploration and development may be allowed, and require proper closure of wells and restoration of properties that are being abandoned. Failure to comply with these laws and regulations may result in the assessment of administrative, civil or criminal penalties, imposition of remedial obligations, incurrence of capital costs to comply with governmental standards, and even injunctions that limit or prohibit exploration and production operations or the disposal of substances generated in connection with our operations.

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

Hydraulic fracturing is an important and common practice that is used to stimulate production of hydrocarbons, particularly natural gas, from tight formations. We routinely utilize hydraulic fracturing techniques in many of our natural gas well drilling and completion programs. The process involves the injection of water, sand and chemicals under pressure into the formation to fracture the surrounding rock and stimulate production. The process is typically regulated by state oil and gas commissions. However, the United States Environmental Protection Agency (“EPA”) recently asserted federal regulatory authority over hydraulic fracturing involving diesel additives under the Safe Drinking Water Act’s Underground Injection Control Program. While the EPA has yet to take any action to enforce or implement this newly asserted regulatory authority, industry groups have filed suit challenging the EPA’s recent decision. At the same time, the EPA has commenced a study of the potential environmental impacts of hydraulic fracturing activities, and a committee of the U.S. House of Representatives is also conducting an investigation of hydraulic fracturing practices. Legislation has been introduced before Congress to provide for federal regulation of hydraulic fracturing and to require disclosure of the chemicals used in the fracturing process. In addition, some states have adopted, and other states are considering adopting, regulations that could impose more stringent permitting, disclosure and well construction requirements on hydraulic fracturing operations. For example, Pennsylvania, Colorado, and Wyoming have each adopted a variety of well construction, set back, and disclosure regulations limiting how fracturing can be performed and requiring various degrees of chemical disclosure. If new laws or regulations that significantly restrict hydraulic fracturing are adopted, such laws could make it more difficult or costly for us to perform fracturing to stimulate production from tight formations. In addition, if hydraulic fracturing becomes regulated at the federal level as a result of federal legislation or regulatory initiatives by the EPA, our fracturing activities could become subject to additional permitting requirements, and also to attendant permitting delays and potential increases in costs. Restrictions on hydraulic fracturing could also reduce the amount of oil and natural gas that we are ultimately able to produce from our reserves.

Climate Change

Globally, our operations may be impacted by various international, national, and local efforts to respond to climate change by controlling greenhouse gas (“GHG”) emissions. With the second commitment period of the Kyoto Protocol — due to begin on January 1, 2013 — still under negotiation, there is uncertainty as to the precise nature of commitments that will be made by the parties. The newly agreed to Durban Platform renews the possibility of a broader global climate agreement entering into force by 2020, but substantial uncertainties regarding the ultimate structure of such an agreement remain. However, any new international agreements and domestic laws to implement them may adversely impact our operations by imposing GHG emission limits on our activities and potentially reducing demand for our products. Within Europe, the European Union has announced its plans for the next phase of the emissions trading system, running from 2013 to 2020, and therefore our activities in the North Sea are still potentially subject to the impacts of GHG limitations. Many other countries, including the United States, are weighing a variety of legislative and regulatory strategies that may impose controls on GHG emissions.

Endeavour International Corporation

Beginning in 2009, the EPA took a series of steps to begin regulating GHG emissions under the Clean Air Act. As of January 2, 2011, the EPA’s rules impose limitations on GHG emissions from motor vehicles and certain large stationary sources. In addition, the EPA has issued regulations requiring certain sectors to monitor and report their greenhouse gas emissions, and requiring the permitting of certain GHG emissions sources under the New Source Review and Title V programs (which are administered by state or local governments in certain jurisdictions). For example, petroleum refineries must report their emissions for the 2010 calendar year in 2011. On January 1, 2011, our exploration and production activities also became subject to the monitoring and reporting requirements, and we will incur costs related to compliance with these regulations.

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

The adoption of legislation or regulatory programs to reduce emissions of greenhouse gases in areas where we operate could require us to incur increased operating costs, such as costs to purchase and operate emissions control systems, to acquire emissions allowances or comply with new regulatory or reporting requirements. Any such legislation or regulatory programs could also increase the cost of consuming, and thereby reduce demand for, the oil and natural gas we produce. Consequently, legislation and regulatory programs to reduce emissions of greenhouse gases could have an adverse effect on our business, financial condition and results of operations.

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

Endeavour International Corporation

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

Endeavour International Corporation

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

Offices

Our principal executive offices are located at 811 Main Street, Suite 2100, Houston, Texas 77002, and our telephone number is (713) 307-8700. Certain of our executive officers are also located in our offices at 114 St. Martin’s Lane, London WC2N 4BE England and 1125 17th Street, Suite 1525, Denver, Colorado 80202. We also have an office in Aberdeen, United Kingdom.

Available Information

We file annual and quarterly financial reports, as well as interim updates of a material nature to investors, with the SEC. The public may read and copy any materials that we file with the SEC at the SEC’s Public Reference Room at 100 F Street, NE, Washington, DC 20549. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. Also, the SEC maintains a website that contains reports, proxy and information statements and other information regarding issuers, including Endeavour, that file electronically with the SEC. The public can obtain any document we file at the SEC web page, www.sec.gov.

Endeavour International Corporation

Our website is available at www.endeavourcorp.com. We make available, free of charge, on our website, the Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and amendments to those reports, as soon as reasonably practicable after providing such reports to the SEC. Also, our Governance Guidelines, the charters of the Audit Committee, the Compensation Committee, the Governance and Nominating Committee and the Technology & Reserves Committee, and the Code of Conduct and Code of Ethics for Senior Officers are available on our website and in print to any stockholder who provides a written request to the Corporate Secretary at 811 Main Street, Suite 2100, Houston, Texas 77002. Our Code of Conduct applies to all directors, officers and employees, including the chief executive officer and chief financial officer.

Information contained on or connected to our website is not incorporated by reference into this Annual Report on Form 10-K and should not be considered part of this report or any other filing that we make with the SEC.

Financial Information about Segment and Geographical Areas

We operate in one industry segment, that being oil and gas exploration and production, in two geographical areas. See Note 24 to our consolidated financial statements in “Item 8, Financial Statements and Supplementary Data” for geographic operating segment information, including results of operations and segment assets. Our revenues and long-lived assets by geographic area are included in Note 21 to our consolidated financial statements in “Item 8, Financial Statements and Supplementary Data” and incorporated herein by reference.

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

Endeavour International Corporation

“anticipate,” “potential,” “plan,” “goal” or other words that convey the uncertainty of future events or outcomes. We caution you not to rely on them unduly. In particular, this Annual Report on Form 10-K contains forward-looking statements pertaining to the following:

•	our future financial position;

•	our business strategy;

•	recent and pending acquisitions;

•	budgets;

•	projected costs, savings and plans;

•	objectives of management for future operations;

•	legal strategies; and

•	legal proceedings.

We have based these forward-looking statements on our current expectations and assumptions about future events. While our management considers these expectations and assumptions to be reasonable, they are inherently subject to significant business, economic, competitive, regulatory and other risks, contingencies and uncertainties, most of which are difficult to predict and many of which are beyond our control. These risks, contingencies and uncertainties, which may not be exhaustive, relate to, among other matters, the following:

•	discovery, estimation, development and replacement of oil and gas reserves;

•	decreases in proved reserves due to technical or economic factors;

•	drilling of wells and other planned exploitation activities;

•	timing and amount of future production of oil and gas;

•	the volatility of oil and gas prices;

•	availability and terms of capital;

•	operating costs such as lease operating expenses, administrative costs and other expenses;

•	our future operating or financial results;

•	amount, nature and timing of capital expenditures, including future development costs;

•	cash flow and anticipated liquidity;

•	availability of drilling and production equipment;

•	uncertainties related to drilling and production operations in a new region;

•	cost and access to natural gas gathering, treatment and pipeline facilities;

•	outcome of legal disputes;

•	environmental hazards, such as natural gas leaks, oil spills and discharges of toxic gases;

•	business strategy and the availability of acquisition opportunities; and

•	factors not known to us at this time.

Any of these factors, or a combination of these factors, could materially affect our future financial condition or results of operations and the ultimate accuracy of the forward-looking statements. The forward-looking statements are not guarantees of our future performance, and our actual results and future developments may differ materially from those projected in the forward-looking statements. In addition, any or all of our forward-looking statements in this Annual Report on Form 10-K may turn out to be incorrect. They can be affected by inaccurate assumptions we might make or by known risks and uncertainties, as mentioned in “Item 1A. Risk Factors” and elsewhere in this Annual Report on Form 10-K. Except as required by law,

Endeavour International Corporation

we undertake no obligation to update publicly or release any revisions to these forward-looking statements to reflect events or circumstances after the date of this Annual Report on Form 10-K. These cautionary statements qualify all forward-looking statements attributable to us or persons acting on our behalf.

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

Endeavour International Corporation

Economic conditions in the U.S. and key international markets may materially adversely impact our operating results, which could hinder or prevent us from meeting our future capital needs.

The U.S., U.K. and other world economies are slowly recovering from a recession which began in 2008 and extended into 2009. Growth has resumed, but remains modest. There are likely to be significant long-term effects resulting from the recession and credit market crisis, including a future global economic growth rate that is slower than what was experienced prior to the recession. In addition, more volatility may occur before a sustainable, yet lower, growth rate is achieved. Because global economic growth drives demand for energy from all sources, including fossil fuels, a lower future economic growth rate will result in decreased demand growth for our crude oil and natural gas production as well as lower commodity prices, which will reduce our cash flows from operations and our profitability and may adversely affect our ability to obtain funding for our projects.

Due to these and other factors, we cannot be certain that funding will be available if needed, and to the extent required, on acceptable terms or at all. If funding is not available as needed, or is available only on unfavorable terms, we may be unable to (i) meet our obligations as they come due, or (ii) implement our capital program, enhance our existing business, complete acquisitions or otherwise take advantage of business opportunities or respond to competitive pressures, any of which could have a material adverse effect on our production, revenues, results of operations and prospects.

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

Endeavour International Corporation

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

In addition, we may, from time to time, enter into long-term contracts based upon our reasoned expectations for commodity price levels. If commodity prices subsequently decrease significantly for a sustained period, we may be unable to perform our obligations or otherwise breach any such contract and be liable for damages.

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

These competitors may also be better able to withstand sustained periods of unsuccessful drilling or downturns in the economy, including decreases in the price of commodities. Larger competitors may also be able to absorb the burden of any changes in laws and regulations more easily than we can, which would also adversely affect our competitive position. In addition, most of our competitors have been operating for a much longer time and have demonstrated the ability to operate through industry cycles.

Our use of derivative transactions may limit future revenues from price increases and involves the risk that our counterparties may be unable to satisfy their obligations to us.

To manage our exposure to price or interest rate risk with our production, we routinely enter into commodity derivative contracts. The goal of these derivative contracts is to limit volatility and

Endeavour International Corporation

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

Derivative contracts also involve the risk that counterparties, which generally are financial institutions, may be unable to satisfy their obligations to us. If any one of our counterparties were to default on its obligations to us under the derivative contracts or seek bankruptcy protection, it could have a material adverse effect on our expected cash flows and our ability to fund our planned activities and could result in a larger percentage of our future production being subject to commodity price changes. In addition, in the current economic environment and tight financial markets, the risk of a counterparty default is heightened and it is possible that fewer counterparties will participate in future derivative transactions, which could result in greater concentration of our exposure to any one counterparty or a larger percentage of our future production being subject to commodity price changes.

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

Our operations are sensitive to fluctuations in foreign currency exchange rates, particularly between the U.S. dollar and the British pound. Our financial statements, presented in U.S. dollars, are affected by foreign currency fluctuations through both translation risk and transaction risk. Volatility in exchange rates may adversely affect our results of operations, particularly through the weakening of the U.S. dollar relative to other currencies.

Endeavour International Corporation

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

As part of our growth strategy, we intend to continue to pursue strategic acquisitions of new properties or businesses that expand our current asset base and potentially offer unexploited reserve potential. Our growth strategy could be impeded if we are unable to acquire additional interests in oil and gas prospects on a profitable basis. Acquisition opportunities in the oil and gas industry are very competitive, which can increase the cost of, or cause us to refrain from, completing acquisitions. The success of any acquisition, including the COP Acquisition, will depend on a number of factors and involves potential risks, including among other things:

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

Endeavour International Corporation

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

We are involved in litigation related to a terminated acquisition for Marcellus shale play assets, and such litigation, if resolved adversely to us, could have a material adverse effect on us.

On July 17, 2011, we entered into agreements (the “SM Purchase Agreements”) with SM Energy Company and certain other sellers named therein (collectively, “SM Energy”) for the purchase of oil and gas leases, producing properties, geophysical data, a pipeline and related assets in the Marcellus shale play in Pennsylvania (the “SM Acquisition”). On December 14, 2011, we terminated the SM Purchase Agreements based on our conclusion that (i) the title defects we identified, after analyzing SM Energy’s responses to the notice of defects and valuation of the defects, exceeded the contractual threshold of 15% of the applicable purchase price; and (ii) the condition of the pipeline was not in compliance with applicable regulatory standards, which would constitute a material violation of a representation and warranty contained in the applicable SM Purchase Agreement. Following our termination of each of the SM Purchase Agreements, SM Energy filed a lawsuit against us in Texas state court on December 20, 2011 alleging, among other things, breach of contract for refusing to close on the SM Acquisition. SM Energy is seeking an award of unspecified actual damages, including costs and reasonable attorney’s fees, and specific performance to complete the SM Acquisition. If we are unsuccessful in defending against these claims, we may be subject to a range of potential adverse outcomes, including any one, or a combination of, the following: (i) a requirement to close the SM Acquisition for the full SM Purchase Price; (ii) damages in the event SM Energy divests the assets underlying the SM Acquisition for less than the SM Purchase Price; or (iii) other remedies potentially available to SM Energy. While we intend to contest these claims vigorously, we cannot predict with any certainty the outcome of this litigation, and the lawsuit, if resolved adversely to us, could have a material adverse effect on our business, results of operations or financial condition.

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

Endeavour International Corporation

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

Our decisions to purchase, explore, develop and exploit prospects or properties depend in part on data obtained through geophysical and geological analyses, production data and engineering studies, the results of which are often uncertain. Seismic data and visualization techniques only assist geoscientists and geologists in identifying subsurface structures and hydrocarbon indicators and do not enable an interpreter to conclusively determine whether hydrocarbons are present or producible economically. In addition, the use of seismic and other advanced technologies may require greater predrilling expenditures than other drilling strategies. Because of these factors and the inherent uncertainties surrounding the evaluation of exploration prospects, we could incur losses as a result of exploratory drilling expenditures. Poor results from drilling activities would have a material adverse effect on our future cash flows, ability to replace reserves and results of operations.

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

A significant portion of our total estimated net proved reserves at December 31, 2011 were undeveloped, and those reserves may not ultimately be developed.

At December 31, 2011, approximately 77% of our total estimated net proved reserves were undeveloped. Recovery of undeveloped reserves requires significant capital expenditures and successful drilling. Our reserve data assumes that we can and will make these expenditures and conduct these operations successfully. These assumptions, however, may not prove correct. If we choose not to spend the capital to develop these reserves or if we are not otherwise able to successfully develop these reserves we may be required to write-off these reserves. Any such write-offs of our reserves could materially reduce our ability to borrow money and the value of our securities

Endeavour International Corporation

Our offshore operations involve special risks that could increase our cost of operations and adversely affect our ability to produce oil and gas.

Offshore operations are subject to a variety of operating risks specific to the marine environment, such as capsizing, collisions and damage or loss from hurricanes or other adverse weather conditions. These conditions can cause substantial damage to facilities and interrupt production. As a result, we could incur substantial liabilities that could reduce or eliminate the funds available for exploration, development or leasehold acquisitions, or result in loss of equipment and properties. Offshore drilling in the North Sea generally requires more time and more advanced drilling technologies, involving a higher risk of technological failure and usually higher drilling costs. Moreover, offshore projects often lack proximity to the physical and oilfield service infrastructure, necessitating significant capital investment in subsea flow line infrastructure. Subsea tieback production systems require substantial time and the use of advanced and very sophisticated installation equipment supported by remotely operated vehicles. These operations may encounter mechanical difficulties and equipment failures that could result in significant cost overruns. As a result, a significant amount of time and capital must be invested before we can market the associated oil or gas of a commercial discovery, increasing both the financial and operational risk involved with these operations. Because of the lack and high cost of infrastructure, some offshore reserve discoveries may never be produced economically.

We are not the operator of our producing fields and will not be the operator of all of the interests we own or acquire, and therefore we may not be in a position to control the timing of development efforts, the associated costs, or the rate of production of the reserves in respect of such interests.

A significant number of our interests, including all of our current producing fields, are operated by third parties. As a result, we may have limited ability to exercise influence over the operations of these interests or their associated costs. Dependence on the operator and other working interest owners for these projects, and limited ability to influence operations and associated costs could prevent the realization of expected returns on capital in drilling or acquisition activities. The success and timing of development and exploitation activities on properties operated by others depend upon a number of factors that will be largely outside our control, including:

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

Endeavour International Corporation

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

Our business involves many uncertainties and operating risks that can prevent us from realizing profits and can cause substantial losses.

Our development activities may be unsuccessful for many reasons, including adverse weather conditions (such as storms in the North Sea), cost overruns, equipment shortages, geological issues and mechanical difficulties. Moreover, the successful drilling of a natural gas or oil well does not assure we will realize a profit on our investment. A variety of factors, both geological and market-related, can cause a well to become uneconomical or only marginally economical. In addition to their costs, unsuccessful wells hinder our efforts to replace reserves.

Endeavour International Corporation

Our oil and natural gas exploration and production activities, including well stimulation and completion activities such as hydraulic fracturing, involve a variety of operating risks, including:

•	fires;

•	explosions;

•	low-outs and surface cratering;

•	uncontrollable flows of natural gas, oil and formation water;

•	natural disasters, such as tropical storms, hurricanes and other adverse weather conditions;

•	inability to obtain insurance at reasonable rates;

•	failure to receive payment on insurance claims in a timely manner, or for the full amount claimed;

•	pipe, cement, subsea well or pipeline failures;

•	casing collapses or failures;

•	mechanical difficulties, such as lost or stuck oil field drilling and service tools;

•	abnormally pressured formations or rock compaction; and

•

environmental hazards, such as natural gas leaks, oil spills, pipeline ruptures, encountering naturally occurring radioactive materials, and discharges of brine, well stimulation and completion fluids, toxic gases, or other pollutants into the surface and subsurface environment.

If we experience any of these problems, well bores, platforms, gathering systems and processing facilities could be affected, which could adversely affect our ability to conduct operations. We could also incur substantial losses as a result of:

•	injury or loss of life;

•	damage to and destruction of property, natural resources and equipment;

•	pollution and other environmental damage;

•	clean-up responsibilities;

•	regulatory investigation and penalties;

•	suspension of our operations;

•	repairs required to resume operations; and

•	loss of reserves.

Offshore operations are also subject to a variety of operating risks related to the marine environment, such as capsizing, collisions and damage or loss from tropical storms, hurricanes or other adverse weather conditions. These conditions can cause substantial damage to facilities and interrupt production. As a result, we could incur substantial liabilities that could reduce or eliminate funds available for exploration, exploitation and acquisitions or result in the loss of property and equipment.

The cost of decommissioning is uncertain.

We expect to incur obligations to abandon and decommission certain structures associated with our producing properties. To date, the industry has little experience of removing oil and gas structures from the North Sea, because few of the structures in the North Sea have been removed.

Endeavour International Corporation

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

The oil and gas industry is capital intensive. We make and expect to continue to make substantial capital expenditures in our business and operations for the exploration, development, production and acquisition of oil and gas reserves, including expenditures relating to the development of our assets in the North Sea and our acreage position in the U.S. We intend to finance our future capital expenditures primarily with cash on hand and cash flow from operations. Our cash flow from operations and access to capital is subject to a number of variables, including:

•	the level of natural gas and crude oil we are able to produce from existing wells;

•	our oil and gas reserves;

•	the prices at which natural gas and crude oil are sold; and

•	our ability to acquire, locate and produce new reserves.

If our revenues decrease as a result of lower oil and gas prices, operating difficulties, declines in reserves or for any other reason, we may have limited ability to obtain the capital necessary to sustain our operations at current levels or to further develop and exploit our current properties, or for exploratory activity. In order to fund our capital expenditures, we may need to seek additional financing. Any future bank indebtedness we incur may contain covenants restricting our ability to incur additional indebtedness without the consent of the lenders.

Furthermore, we may not be able to obtain debt or equity financing in the future on terms favorable to us, or at all. The failure to obtain additional financing could result in a curtailment of our operations relating to exploration and development of our prospects, which in turn could lead to a possible loss of properties and a decline in our natural gas, crude oil and natural gas liquids reserves.

Endeavour International Corporation

Our debt levels could negatively impact our financial condition, results of operations and business prospects.

As of December 31, 2011, we had $469.9 million in outstanding indebtedness. Our level of indebtedness could have important consequences on our operations, including:

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

We may not have sufficient funds to repay our outstanding debt. If we are unable to repay our debt out of cash on hand, we could attempt to refinance such debt, sell assets or repay such debt with the proceeds from an equity offering. In addition, we cannot assure you that we will be able to generate sufficient cash flow from operating activities to pay the interest on our debt or that future borrowings, equity financings or proceeds from the sale of assets will be available to repay or refinance such debt. Furthermore, any future debt instruments we enter into may contain certain restrictions on our ability to repay other debt.

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

Upon certain specified change of control events, the lender under our letter of credit facility may cancel the facility and declare as due and payable any outstanding letters of credit and other outstanding fees. In addition, the indentures governing our senior notes contain similar covenants requiring repayment in the event of a change of control. We cannot assure you we would have sufficient financial resources to purchase the debt instruments for cash or repay the lenders under upon the occurrence of a change of control. There can be no assurance that we would be able to refinance our indebtedness or, if a refinancing were to occur, that the refinancing would be on terms favorable to us.

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

Endeavour International Corporation

If the Alba Acquisition is not consummated on or before June 15, 2012, the notes will be redeemed.

Pending the closing of the Alba Acquisition, the net proceeds from 2018 Notes have been placed in an escrow account. If the Alba Acquisition is not closed on or prior to June 15, 2012, or the COP Purchase Agreement is terminated earlier, the funds in the escrow account, together with additional funds necessary to complete the redemption, will be used to redeem all of the 2018 Notes at a redemption price of 101% of the escrow amount, plus accrued and unpaid interest from the issuance date of the notes to the redemption date. The amount placed into escrow upon the closing of this offering is less than the full amount that will be required to redeem the 2018 Notes, and we will be required to provide such additional cash to use for such redemption. If such an event were to occur, we would utilize commitments under a senior secured bridge facility to fund the COP Acquisition and the repayment of the Senior Term Loan.

Risks related to environmental and other regulations

Increased tax rates contained in the 2011 U.K. Finance Bill may materially and adversely impact our financial condition.

Our free cash flow and financial condition are impacted by the amount of taxes we are required to pay in each of the jurisdictions in which we operate. In July 2011, a tax increase was enacted by the U.K. government that raised the existing supplementary charge on profits from North Sea oil and gas production from 20% to 32%, effective March 24, 2011. This supplementary charge is in addition to the existing corporation tax rate of 30%. Any increase in the taxes we are required to pay, or the recognition of an additional non-cash charge resulting from this tax increase contained in the 2011 U.K. Finance Bill could materially and adversely affect our financial condition and results of operations.

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

Endeavour International Corporation

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

Hydraulic fracturing is an important and common practice that is used to stimulate production of hydrocarbons from tight formations. We routinely utilize hydraulic fracturing techniques in many of our drilling and completion programs. The process involves the injection of water, sand and chemicals under pressure into the formation to fracture the surrounding rock and stimulate production. In the U.S., the process is typically regulated by state oil and gas commissions. However, the EPA recently asserted federal regulatory authority over hydraulic fracturing involving diesel additives under the Safe Drinking Water Act’s Underground Injection Control Program. While the EPA has yet to take any action to enforce or implement this newly asserted regulatory authority, industry groups have filed suit challenging the EPA’s recent decision.

Endeavour International Corporation

At the same time, the White House Council on Environmental Quality is coordinating an administration-wide review of hydraulic-fracturing practices, and a committee of the United States House of Representatives has conducted an investigation of hydraulic fracturing practices. The EPA has commenced a study of the potential environmental impacts of hydraulic fracturing activities on drinking water and groundwater, with initial results expected to be available by late 2012 and final results by 2014. In addition, the U.S. Department of Energy is conducting an investigation into practices the agency could recommend to better protect the environment from drilling using hydraulic-fracturing completion methods. Additionally, certain members of the Congress have called upon the U.S. Government Accountability Office to investigate how hydraulic fracturing might adversely affect water resources, the U.S. Securities and Exchange Commission to investigate the natural gas industry and any possible misleading of investors or the public regarding the economic feasibility of pursuing natural gas deposits in shales by means of hydraulic fracturing, and the U.S. Energy Information Administration to provide a better understanding of that agency’s estimates regarding natural gas reserves, including reserves from shale formations, as well as uncertainties associated with those estimates. Legislation also has been introduced before Congress to provide for federal regulation of hydraulic fracturing and to require disclosure of the chemicals used in the hydraulic fracturing process. These ongoing or proposed studies, depending on their degree of pursuit and any meaningful results obtained, could spur initiatives to further regulate hydraulic fracturing under the Safe Drinking Water Act or other regulatory mechanism.

In addition, some states have adopted, and other states are considering adopting, regulations that could impose more stringent permitting, disclosure and well construction requirements on hydraulic fracturing operations. For example, Colorado, Pennsylvania, and Wyoming have each adopted a variety of well construction, set back, and disclosure regulations limiting how fracturing can be performed and requiring various degrees of chemical disclosure. In addition, Texas adopted a law in June 2011 requiring disclosure to the Railroad Commission of Texas and the public of certain information regarding chemical ingredients and additives used in the hydraulic fracturing process. The Railroad Commission of Texas has issued regulations to implement these disclosure requirements. In addition to state laws, local land use restrictions, such as city ordinances, may restrict or prohibit the performance of well drilling in general and/or hydraulic fracturing in particular. In the event state, local, or municipal legal restrictions are adopted in areas where we are currently conducting, or in the future plan to conduct operations, we may incur additional costs to comply with such requirements that may be significant in nature, experience delays or curtailment in the pursuit of exploration, development, or production activities, and perhaps even be precluded from the drilling of wells.

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

Endeavour International Corporation

Climate change legislation or regulations restricting emissions of “greenhouse gases” could result in increased operating costs and reduced demand for the crude oil and natural gas that we produce.

There are a number of programs at the international, national, and local levels that aim to reduce greenhouse gas (“GHG”) emissions. Changes to the existing laws or the enactment of new laws and regulations could increase our operating costs and reduce demand for our products. At this time, there is substantial uncertainty about the future of GHG emission limitations in the areas where we operate. For example, the first commitment period of the Kyoto Protocol is due to expire in 2012. At the recent Conference of the Parties, an agreement was reached to establish a second commitment period under the Kyoto Protocol beginning on January 1, 2013. While the exact emission reduction commitments that will be made by the Parties are not yet known, commitments to further emission reductions could negatively impact demand for our products. In addition, the Parties to the Framework Convention on Climate Change agreed to the Durban Platform, an approach to develop a new legally binding agreement on climate change by 2015 that will enter into force by 2020. While this agreement will not impact our operations in the near term, a new agreement on global climate change could further reduce demand for the oil and natural gas that we produce.

Rapidly evolving domestic legal and regulatory structures governing GHG emissions may increase the costs imposed upon our operations. For example, since December 2009, the United States Environmental Protection Agency has declared that GHGs threaten the environment, imposed limitations on GHGs from mobile sources and certain large stationary sources, and required certain industries to monitor and report their GHG emissions. These rules are all currently subject to legal challenges, but to this point, federal courts have refused to prevent EPA from implementing them. Entities involved in the production and distribution of oil and natural gas currently subject to the requirements of Subpart W of the Mandatory Reporting of Greenhouse Gases Rule, and must report 2011 GHG emissions to the EPA. These reports are in addition to those required under Subpart Y for petroleum refineries. In addition, the EPA intends to impose New Source Performance Standards under the Clean Air Act that will apply to all fossil-fuel fired power plants and petroleum refineries. At the state level, California has adopted regulations to implement the cap and trade program called for in the Global Warming Solutions Act, and beginning in 2015, distributors of transportation, natural gas, and other fuels will be subject to the requirements of the program. To the extent we or our customers are subject to any of these regulations, we may face increased costs and decreased demand for our product.

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

Endeavour International Corporation

Recently proposed rules regulating air emissions from oil and gas operations could cause us to incur increased capital expenditures and operating costs.

On July 28, 2011, the EPA proposed rules that would establish new air emission controls for oil and natural gas production and natural gas processing operations. Specifically, the EPA’s proposed rule package includes New Source Performance Standards to address emissions of sulfur dioxide and volatile organic compounds (“VOCs”) and a separate set of emission standards to address hazardous air pollutants frequently associated with oil and natural gas production and processing activities. The EPA’s proposal would require the reduction of VOC emissions from oil and natural gas production facilities by mandating the use of “green completions” for hydraulic fracturing, which requires the operator to recover rather than vent the gas and natural gas liquids that come to the surface during completion of the fracturing process. The proposed rules also would establish specific requirements regarding emissions from compressors, dehydrators, storage tanks, and other production equipment. In addition, the rules would establish new leak detection requirements for natural gas processing plants. The EPA will receive public comment and hold hearings regarding the proposed rules and must take final action on them by April 3, 2012. If finalized, these rules could require a number of modifications to our operations, including the installation of new equipment. Compliance with such rules could result in significant costs, including increased capital expenditures and operating costs, and could adversely impact our business.

The recent adoption of derivatives legislation by the United States Congress could have an adverse effect on our ability to use derivative instruments to reduce the effect of commodity price, interest rate and other risks associated with our business.

The United States Congress adopted comprehensive financial reform legislation that establishes federal oversight and regulation of the over-the-counter derivatives market and entities, such as us, that participate in that market. The new legislation, known as the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Act”), was signed into law by the President on July 21, 2010 and requires the Commodity Futures Trading Commission (the “CFTC”) and the SEC to promulgate rules and regulations implementing the new legislation within 360 days from the date of enactment. In its rulemaking under the Act, the CFTC has proposed regulations to set position limits for certain futures and option contracts in the major energy markets and for swaps that are their economic equivalents. Certain bona fide hedging transactions or positions would be exempt from these position limits. It is not possible at this time to predict when the CFTC will finalize these regulations. The financial reform legislation may also require us to comply with margin requirements and with certain clearing and trade-execution requirements in connection with our derivative activities, although the application of those provisions to us is uncertain at this time. The financial reform legislation may also require the counterparties to our derivative instruments to spin off some of their derivatives activities to a separate entity, which may not be as creditworthy as the current counterparty. The new legislation and any new regulations could significantly increase the cost of derivative contracts (including through requirements to post collateral which could adversely affect our available liquidity), materially alter the terms of derivative contracts, reduce the availability of derivatives to protect against risks that we encounter, reduce our ability to monetize or restructure our existing derivative contracts, and increase our exposure to less creditworthy counterparties. If we reduce our use of

Endeavour International Corporation

derivatives as a result of the legislation and regulations, our results of operations may become more volatile and our cash flows may be less predictable, which could adversely affect our ability to plan for and fund capital expenditures. Finally, the legislation was intended, in part, to reduce the volatility of oil and natural gas prices, which some legislators attributed to speculative trading in derivatives and commodity instruments related to oil and natural gas. Our revenues could therefore be adversely affected if a consequence of the legislation and regulations is to lower commodity prices. Any of these consequences could have a material, adverse effect on us, our financial condition, and our results of operations.

Certain federal income tax deductions currently available with respect to oil and natural gas exploration and development may be eliminated as a result of proposed legislation.

Legislation has been proposed that would, if enacted into law, make significant changes to U.S. federal income tax laws, including the elimination of certain key U.S. federal income tax incentives currently available to oil and natural gas exploration and production companies. These changes include, but are not limited to, (i) the repeal of the percentage depletion allowance for oil and natural gas properties, (ii) the elimination of current deductions for intangible drilling and development costs, (iii) the elimination of the deduction for certain domestic production activities, and (iv) an extension of the amortization period for certain geological and geophysical expenditures. It is unclear whether these or similar changes will be enacted and, if enacted, how soon any such changes could become effective. The passage of this legislation or any other similar changes in U.S. federal income tax laws could eliminate or postpone certain tax deductions that are currently available with respect to oil and natural gas exploration and development, and any such change could have a material, adverse effect on us, our financial condition and results of operations.

Risks related to potential impairments

Our financial results could be adversely affected by goodwill impairments.

As a result of mergers, acquisitions and dispositions, at December 31, 2011 we had $211.9 million of goodwill on our balance sheet. Goodwill is not amortized, but instead must be tested at least annually for impairment by applying a fair-value-based test. Goodwill is deemed impaired to the extent that its carrying amount exceeds the fair value of the reporting unit. Although our latest tests indicate that no goodwill impairment is currently required, future deterioration in market conditions could lead to goodwill impairments that could have a substantial negative effect on our profitability.

Lower oil and gas prices and other factors may result in ceiling test write-downs or other impairments.

We capitalize the costs to acquire, find and develop our oil and gas properties under the full cost accounting method. The net capitalized costs of our oil and gas properties may not exceed the present value of estimated future net cash flows from proved reserves, plus the lower of cost or fair market value for unproved properties. This quarterly test is called a “ceiling test.” If net capitalized costs of our oil and gas properties exceed this ceiling test, we must charge the amount

Endeavour International Corporation

of the excess to earnings. Although a ceiling test write-down does not impact cash flow from operating activities, it does reduce net income and our stockholders’ equity. Once recorded, a ceiling test write-down is not reversible at a later date even if oil and gas prices increase.

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

Liquid and active trading markets usually result in less price volatility and more efficiency in carrying out stockholders’ purchase and sale orders. Smaller capitalized companies like ours often experience substantial fluctuations in the trading price of their securities. An active and liquid trading market for our common stock may not be maintained. In 2010, we undertook a one-for-seven share consolidation which significantly reduced the number of shares outstanding and eligible for trading. The trading price of our common stock has fluctuated significantly and may be subject to similar fluctuations in the future. The market price of our common stock could vary significantly as a result of a number of factors, some of which are beyond our control.

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

As of February 29, 2012, we had approximately 38.2 million shares of common stock outstanding. Of those shares, approximately 0.8 million shares are restricted shares subject to vesting periods of up to three years. The remainder of these shares is freely tradable.

In addition, 0.2 million shares are issuable upon the exercise of presently outstanding stock options under our employee incentive plans and 0.1 million shares are issuable upon the exercise

Endeavour International Corporation

of presently outstanding options and warrants outside our employee incentive plans. Also 7.3 million shares are issuable upon the conversion of our 5.5% Convertible Notes, based upon the conversion price of $18.51 per share; 4.2 million shares are issuable upon conversion of our Series C Preferred Stock, based upon the conversion price of $8.75 per share; and 5.1 million shares are issuable upon conversion of our 11.5% Convertible Bonds, based on a conversion price of $16.52.

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

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

Drilling Statistics

A well is considered productive for purposes of the following table if it justifies the installation of permanent equipment for the production of oil or gas. The information contained in the table

Endeavour International Corporation

should not be considered indicative of future performance, nor should it be assumed that there is necessarily any correlation between the number of productive wells drilled, quantities of reserves found or economic value. The following table shows the results of the oil and gas wells in which we participated, drilled and tested during 2011, 2010 and 2009:

	Productive Wells		Dry Holes		In Progress Wells
	Gross	Net	Gross	Net	Gross	Net
Exploration
2011:
United Kingdom	—	—	—	—	1	0.20
United States	—	—	2	1.00	4	1.00

2010:
United Kingdom	3	0.38	1	0.10	—	—
United States	—	—	—	—	2	1.00

2009:
United Kingdom	3	0.82	2	0.52	1	0.10
United States	3	1.32	1	0.22	3	1.04

Development
2011:
United Kingdom	4	0.09	—	—	3	0.90
United States	16	4.36	—	—	4	1.66

2010:
United Kingdom	—	—	—	—	2	0.05
United States	13	3.00	—	—	2	1.00

2009:
United Kingdom	2	0.05	—	—	1	0.02

We do not own any drilling rigs, and all of our drilling activities are conducted by independent drilling contractors.

Endeavour International Corporation

Productive Well Summary

At December 31, 2011, our productive wells included the following:

	Oil		Gas
	Gross	Net	Gross	Net
United Kingdom	55	4.99	5	0.35
United States	3	1.63	58	16.59

Total	58	6.62	63	16.94

Reserves

Our proved oil and gas reserves at December 31, 2011, 2010 and 2009 included the following:

	Oil		Gas		Oil Equivalents
	(MBbls	)	(MMcf	)	(MBOE	)
2011:
United Kingdom	4,060		50,723		12,514
United States	41		60,978		10,204

	4,101		111,701		22,718

2010:
United Kingdom	3,664		56,177		13,027
United States	59		31,777		5,355

	3,723		87,954		18,382

2009:
United Kingdom	3,348		78,316		16,401
United States	18		10,784		1,815

	3,366		89,100		18,216

At December 31, 2011, the Grand Cane field, a gas field in the Haynesville area, represented more than 15% of our proved reserves, with 3.8 MMBOE of proved reserves. At December 31, 2009, the Woodardville field, a gas field in the Haynesville area, represented more than 15% of our proved reserves, with 2.2 MMBOE of proved reserves.

Certain of our non-producing North Sea development assets each represent more than 15% of our proved reserves during the last three years, specifically the Rochelle field in 2011, 2010 and 2009 and the Columbus field in 2009. Rochelle had 8.2 MMBOE, 9.4 MMBOE and 6.3 MMBOE of proved reserves at December 31, 2011, 2010 and 2009. The Columbus field had 1.8 MMBOE of proved reserves at December 31, 2009.

Endeavour International Corporation

Our proved undeveloped reserves are primarily related to our development projects in the U.K. and the results of successful exploration drilling in the U.S. We expect our proved undeveloped reserves in the U.K. to become proved developed reserves over the next two years as development plans are completed and production commences on existing development projects at Bacchus and Rochelle. In the U.S., we have 8 wells that are either being completed or awaiting completion at December 31, 2011, including our four vertical pilot tests in Montana that may or may not be completed. If completed, the proved undeveloped reserves associated with these wells will transfer to proved developed reserves. See Note 8 to our consolidated financial statements in “Item 8, Financial Statements and Supplementary Data” for additional information on the costs associated with our proved developed reserves and unproved properties. Our proved developed and undeveloped oil and gas reserves at December 31, 2011, 2010 and 2009 included the following:

	Proved Developed Reserves	Proved Undeveloped Reserves	Total Proved Reserves
	(MBOE)	(MBOE)	(MBOE)
2011:
United Kingdom	1,402	11,112	12,514
United States	3,825	6,379	10,204

	5,227	17,491	22,718

2010:
United Kingdom	1,333	11,694	13,027
United States	2,227	3,128	5,355

	3,560	14,822	18,382

2009:
United Kingdom	2,103	14,298	16,401
United States	792	1,023	1,815

	2,895	15,321	18,216

Preparation of Oil and Gas Reserve Information

We have established internal controls over reserve estimation processes and procedures to support the accurate and timely preparation and disclosure of reserve estimations in accordance with SEC and GAAP requirements. These controls include oversight of the reserves estimation reporting processes by our technical staff, annual external audits of all of our proved reserves by independent reserve engineers and secured access to reservoir databases and systems. Proved reserve estimates are prepared by our technical staff and reviewed and approved by our executive team, including our Executive Vice-President – International and Executive Vice President – North America. In 2010, we established a new “Technology and Reserves” committee of the board of directors. The committee supports the board by providing increased focus on emerging

Endeavour International Corporation

technologies in the upstream industry and oversight of our reserve evaluation and reporting processes. Reserves are reviewed internally with senior management quarterly and presented to the Technology and Reserves Committee and our Board of Directors on an annual basis for their review.

Our oil and gas reserve estimates (and the estimates of the oil and gas reserves that we expect to acquire in the COP Acquisition) were prepared by our internal reservoir engineers and audited by independent reserve engineers, Netherland, Sewell & Associates, Inc. (“NSAI”).

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

Endeavour International Corporation

Acreage

The following table sets forth certain information regarding our developed and undeveloped acreage as of December 31, 2011, in the areas indicated.

	Developed		Undeveloped
	Gross	Net	Gross	Net
United Kingdom	31,790	8,108	310,596	99,818
United States	13,281	6,024	568,571	153,330

Total	45,071	14,132	879,167	253,148

As of December 31, 2011, we had approximately 26,410, 36,933 and 30,686 net acres in the U.K. and U.S combined that are scheduled to expire by December 31, 2012, 2013 and 2014, respectively, if we take no action to continue the term of the underlying license through operational or administrative actions. This includes all of our acreage in Alabama, where we have 29,628 net acres and have suspended operations. It also includes approximately 40,000 net acres in Montana that will expire in 2012-2014, where we have rights to extend certain leases for additional five years. We have a total of 94,353 net acres in Montana. Together with our partners, we are completing core and log data analysis from our four vertical pilot wells in Montana and plan to define possible horizontal re-entry target zones for testing during 2012. For our other acreage in the U.S. and U.K., we currently have plans to continue the terms of various licenses through operational or administrative actions and do not expect a significant portion of our net acreage position to expire before such actions occur.

Sales Volumes and Prices

Information regarding our annual average sales volumes, sales prices and average production costs is contained in Item 7 of this Annual Report Form on 10-K. Additional detail of production costs is contained in Note 24 to our consolidated financial statements under Item 8 of this Annual Report on Form 10-K.

At December 31, 2011, the Grand Cane field, in the Haynesville area, represented more than 15% of our proved reserves. Grand Cane is a gas field and represented 662 MMcf and 48 MMcf of our gas sales in 2011 and 2010, respectively. At December 31, 2009, the Woodardville field, in the Haynesville area, represented more than 15% of our proved reserves. Woodardville is a gas field and represented 2,508 MMcf, 1,865 MMcf and 204 MMcf of our gas sales in 2011, 2010 and 2009, respectively.

At December 31, 2009, the Goldeneye field, in the U.K., represented more than 15% of our proved reserves. The Goldeneye field in the U.K. had gas sales volumes of 8 MMcf, 2,990 MMcf, and 3,670 MMcf in 2011, 2010 and 2009, respectively. The Goldeneye field also had oil sales volumes of 85 Mbbls and 108 Mbbls in 2010 and 2009, respectively.

Endeavour International Corporation

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

Terminated Acquisition of Marcellus Assets

On July 17, 2011, we entered into agreements with SM Energy Company and certain other sellers named therein for the purchase of oil and gas leases, producing properties, geophysical data, a pipeline and related assets in the Marcellus shale play in Pennsylvania for aggregate consideration of approximately $110 million (the “SM Purchase Price”). We terminated the agreements on December 14, 2011, based on our conclusion that (i) the title defects we identified, after analyzing SM Energy’s responses to the notice of defects and valuation of the defects, exceeded the contractual threshold of 15% of the purchase price for the applicable asset group ($85 million); and (ii) the condition of the pipeline was not in compliance with applicable regulatory standards, which would constitute a material violation of a representation and warranty contained in the applicable SM Purchase Agreement.

SM Energy filed a lawsuit against us in Texas state court on December 20, 2011 alleging that we breached the SM Purchase Agreements by terminating them and refusing to close on the transactions. Specifically, SM Energy has alleged, among other things, that most of our asserted title defects are without merit and, in any event, would not exceed 15% of the applicable purchase price. SM Energy seeks the award of unspecified actual damages, including costs and reasonable attorney’s fees, and specific performance. On January 17, 2012, we filed an answer and counterclaim denying the allegations and seeking the return of our $6 million deposit, which we believe we are entitled to recover pursuant to the terms of the SM Purchase Agreements, and for the damages that we suffered as a result of SM Energy’s misrepresentations. We intend to contest the case vigorously.

Item 4. Mine Safety Disclosures

Not applicable.

Endeavour International Corporation

Part II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

On March 15, 2011, we completed the transfer of the primary listing for our common stock from the NYSE-Amex to the New York Stock Exchange (“NYSE”) under the symbol “END.” Our common stock is also listed on the London Stock Exchange under the symbol “ENDV.”

Reverse Stock Split

In October 2010, our Board of Directors authorized a share consolidation of our common stock, in the form of a one-for-seven reverse stock split, effective at the opening of trading on November 18, 2010. As a result of the share consolidation, every seven shares of our common stock outstanding were automatically combined into one share of our common stock. Each shareholder continued to hold the same percentage of our outstanding common shares. The shares were rounded up to the next whole share for those holders who would have otherwise received fractional shares. The share consolidation was intended to make our common stock available to a broader range of investors and reposition the company’s trading metrics.

All share information and prices per share discussed in this Annual Report have been restated to reflect the share consolidation.

Historical Stock Prices

The following table sets forth the range of high and low prices per share of our common stock for each of the calendar quarters identified below as reported by the NYSE, and prior to March 15, 2011, the NYSE-Amex. These quotations represent inter-dealer prices, without retail mark-up, markdown or commission, and may not represent actual transactions.

	2011		2010
	High	Low	High	Low
First Quarter	$14.51	$11.13	$10.36	$5.60
Second Quarter	15.14	11.59	12.18	8.68
Third Quarter	16.43	7.27	10.22	6.72
Fourth Quarter	10.23	5.80	14.16	8.12

Holders

As of February 29, 2011, the number of holders of record of our common stock was 144. We believe that there are a number of additional beneficial owners of our common stock who hold such shares in street name.

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

Item 6. Selected Financial Data

The following table sets forth some of our historical consolidated financial data for each of the five years ended December 31, 2011. Significant property acquisitions and dispositions during these periods have materially affected the comparability of our year-to-year financial data. We completed the divestiture of our Norwegian subsidiary on May 14, 2009. The results of operations of this subsidiary are classified as discontinued operations for all periods presented.

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

Endeavour International Corporation

Summary Financial Data (1)
(Amounts in thousands, except per share data)	Year Ended December 31,
	2011	2010	2009	2008	2007
Summary Income Statement Data:
Revenues	$60,091	$71,675	$62,293	$170,781	$135,876
Operating Profit (Loss)	(67,614)	1,327	(50,398)	18,236	23,778
Net Income (Loss) to Common Shareholders	(132,969)	54,304	(62,206)	45,681	(60,315)

Net Income (Loss) Per
Common Share—Basic:
Continuing Operations	$(3.70)	$2.34	$(5.84)	$0.82	$(3.50)
Discontinued Operations	—	—	2.50	1.67	0.07

Total	$(3.70)	$2.34	$(3.34)	$2.49	$(3.43)

Net Income (Loss) Per Common Share—Diluted:
Continuing Operations	$(3.70)	$1.95	$(4.70)	$0.59	$(3.50)
Discontinued Operations	—	—	2.50	1.20	0.07

Total	$(3.70)	$1.95	$(2.20)	$1.79	$(3.43)

Summary Balance Sheet Data:
Working Capital	$38,351	$71,145	$24,885	$22,902	$37,198
Total Assets	924,991	750,287	538,879	737,470	747,623
Debt	467,378	345,306	223,385	227,855	266,250
Convertible Preferred Stock	43,703	53,152	59,058	125,000	125,000
Equity	154,079	154,618	60,133	117,971	70,149

(1)	Includes the following:

•	acquisition of producing properties and exploration acreage in the U.S. in 2009 and 2010;

•	disposition of our interests in the Cygnus reserves in 2010 for a gain of $87.2 million; and

•	unrealized gains (losses) on derivatives of $8.4 million, $12.3 million, $(55.6) million, $76.7 million, and $(89.1) million in 2011, 2010, 2009, 2008 and 2007, respectively.

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

Overview

We are an independent oil and gas company engaged in the production, exploration, development and acquisition of crude oil and natural gas in the U.K. North Sea and U.S. Onshore. Our strategy is to expand and exploit our balanced portfolio of exploration and development assets using conventional and unconventional technologies in basins that have historically generated and produced substantial quantities of oil and gas and that we believe will yield commercial quantities of oil and gas reserves through improved drilling, completion and operating technologies. Finding, developing and producing oil and gas reserves in the North Sea require both significant capital and time. Recognizing this, we have sought to balance our North Sea development assets, which have large potential reserves but long production-cycles, with current production from the North Sea assets we expect to acquire in the COP Acquisition and a portfolio of onshore assets in the U.S. that have lower development costs and shorter production-cycles. We also seek to achieve a balance of oil and gas reserves in our portfolio of assets, believing that both commodities present attractive opportunities for capital returns in the future.

Our major development projects in the U.K. sector of the North Sea — specifically, Bacchus and Rochelle — have the potential to significantly expand our total proved reserves and production levels. These projects are in various stages of development, with Bacchus currently expected to commence oil production in the first quarter of 2012 and first production from the Rochelle area expected in the fourth quarter of 2012. We intend to continue to actively manage our North Sea assets in a manner that maximizes value and enables us to allocate resources to effectively pursue our growth strategy.

Our primary focus in the U.S. is onshore unconventional oil and gas shale developments targeting reserve and production growth in the Haynesville and Marcellus areas. In the Haynesville area, we have approximately 7,100 net acres, with acreage located in Red River, DeSoto, Bienville and Caddo Parishes in Louisiana and in Harrison and Gregg Counties in Texas. Our Marcellus acreage is comprised of approximately 18,400 net acres in Pennsylvania

Endeavour International Corporation

located between two of the most active parts of the Marcellus play. We also have interests in approximately 94,400 net acres in the emerging Heath Shale Oil Play in Montana where we are evaluating the results of four pilot wells and ongoing technical work. The results from our pilot wells and ongoing technical work will determine the pace and scope of our subsequent exploration and development initiatives in this play.

As of December 31, 2011, our estimated proved reserves were 22.7 MMBOE, up 23% from 18.4 MMBOE as of December 31, 2010, of which approximately 55% were located in the U.K. and approximately 45% were located in the U.S., and 23% of which were proved developed reserves. As of December 31, 2011, the properties that we expect to acquire in the COP Acquisition contained approximately 19.5 MMBOE of proved reserves.

In 2012, we intend to expand upon our foundation of U.K. assets by moving existing development assets towards their first production and integrating the assets we expect to acquire in the COP Acquisition. We also intend to maintain our interests in both established and emerging U.S. onshore resource plays. Specifically, during 2012, we intend to focus on achieving initial production from the Bacchus oil field and the Rochelle gas field in the North Sea while integrating the assets we expect to acquire in the COP Acquisition and completing the evaluation of our assets in the Heath Shale Oil Play.

Our realized price per BOE, before derivatives, increased from $47.72 per BOE in 2010 to $48.67 per BOE in 2011. Our revenues have decreased from $71.7 million for the year ended December 31, 2010 to $60.1 million for 2011 primarily as a result of lower production volumes from our producing assets partially offset by higher commodity prices. Increases in prices in the first half of 2010, largely as a result of oil prices climbing to record levels in the summer of 2010 and gas prices in our markets improving, helped our revenue grow to $71.7 million in 2010, however the subsequent decrease in commodity prices and normal declines in our production led to a substantial reduction in our revenues for the year ended December 31, 2011.

In May 2009, we sold our assets and operations in the Norwegian sector of the North Sea for $150 million. We then looked to further balance the capital intensive, long lead-time nature of our North Sea assets with entry into the onshore U.S. in active hydrocarbon producing areas. We targeted U.S. onshore petroleum systems that we believe have shorter production-cycle times and compelling risk/return profiles. Proceeds from the sale of our Norwegian operations enabled us to complete acquisitions of U.S. onshore interests, providing us with acreage positions and production in the Haynesville and Marcellus areas and exposure to emerging resource plays in Montana.

On October 19, 2010 we completed the Cygnus Sale for $110 million. Upon the closing of this transaction, we recognized a gain of $87.2 million. The cash proceeds were not burdened by any taxes payable and were primarily used to accelerate our development projects and fund our acquisition of an additional 20% interest in the Bacchus field, which closed in February 2011.

Net income can be significantly affected by various non-cash items, such as unrealized gains and losses on our commodity derivatives, currency impact of long-term liabilities and deferred taxes. Cash flow provided by (used in) operations was $(39.3) million in 2011 versus $17.0 million in

Endeavour International Corporation

2010 and $55.7 million in 2009. Adjusted EBITDA was $24.7 million in 2011, as compared to $124.8 million in 2010 and $64.6 million in 2009. These fluctuations in Adjusted EBITDA are primarily due to the changes in our realized prices, production volumes, interest expense and operating costs. In addition, Adjusted EBITDA for 2010 includes the gain on the sale of our Cygnus asset.

For 2011, net loss to common stockholders was $(133.0) million, or $(3.70) per diluted share. This net loss includes a $65.7 impairment related to our U.S. properties and increased interest expense resulting from borrowings under existing debt agreements and issuances of new debt obligations. Net income to common stockholders was $54.3 million for 2010, or $1.95 per diluted share, including a gain on the Cygnus sale of $87.2 million. Net loss to common stockholders for 2009 was $(62.2) million, or $(2.20) per diluted share, including a gain on the sale of our discontinued operations, an impairment of oil and gas properties, significant unrealized losses on the mark-to-market of commodity derivatives and a non-cash preferred stock dividend upon the valuation of the redemption and modification of a portion of our Series C Preferred Stock.

Net loss as adjusted for 2011 was $(75.6) million. Net income as adjusted for 2010 was $57.4 million, as compared to net income as adjusted of $38.3 million in 2009.

Given the significant impact that non-cash items may have on our net income, we use various measures in addition to net income, including non-financial performance indicators and non-GAAP measures as key metrics to manage our business. These key metrics demonstrate our company’s ability to maintain or grow production levels and reserves, internally fund capital expenditures and service debt as well as provide comparisons to other oil and gas exploration and production companies. These measures include, among others, debt and cash balances, production levels, oil and gas reserves, drilling results, adjusted earnings before interest, taxes, depreciation, depletion and amortization (“Adjusted EBITDA”) and net income as adjusted.

For definitions of net income as adjusted and Adjusted EBITDA, and a reconciliation of these non-GAAP measures to the appropriate GAAP measure, please see “Non-GAAP Financial Measures and Reconciliations.”

Results of Operations

Our revenues and sales volumes have fluctuated significantly during the last three years primarily due to the following:

•

Our revenues have decreased from $71.7 million for the period ended December 31, 2010 to $60.1 million as of December 31, 2011, primarily due to decreases in U.K. gas production at our largest producing gas field – Goldeneye – and decreases in U.S. natural gas prices, partially offset by increased oil prices.

•

As a result of substantially increased oil prices and sales from our U.S. operations, partially offset by decreases in natural gas prices, our revenues have increased from $62.3 million for the period ended December 31, 2009 to $71.7 million as of December 31, 2010.

Endeavour International Corporation

•	U.S. production reflects the results of our purchase of producing assets in October 2009 and ongoing drilling in 2010 and 2011, primarily in the Haynesville area.

•	Sale of our discontinued operations in Norway in May 2009.

The following table shows our annual average sales volumes, sales prices and average production costs.

Endeavour International Corporation

	Year Ended December 31,
	2011	2010	2009
Sales volume (1)
Oil and condensate sales (Mbbls):
United Kingdom	373	545	690
United States	7	6	4

Continuing operations	380	551	694
Discontinued operations—Norway	—	—	310

Total	380	551	1,004

Gas sales (MMcf):
United Kingdom	94	3,071	3,743
United States	5,033	2,636	320

Continuing operations	5,127	5,707	4,063
Discontinued operations—Norway	—	—	686

Total	5,127	5,707	4,749

Oil equivalent sales (MBOE)
United Kingdom	388	1,057	1,314
United States	846	445	58

Continuing operations	1,234	1,502	1,372
Discontinued operations—Norway	—	—	425

Total	1,234	1,502	1,797

Total BOE per day	3,382	4,115	4,923

Physical production volume (BOE per day) (2):
United Kingdom	1,095	2,904	3,669
United States	2,319	1,221	162

Continuing operations	3,414	4,125	3,831
Discontinued operations—Norway	—	—	1,156

Total	3,414	4,125	4,987

Realized Prices (3)
Oil and condensate price ($ per Bbl):
Before commodity derivatives	$109.20	$76.39	$52.15
Effect of commodity derivatives	—	(5.61)	22.51

Realized prices including commodity derivatives	$109.20	$70.78	$74.66

Gas price ($ per Mcf):
Before commodity derivatives	$3.63	$5.18	$5.77
Effect of commodity derivatives	—	0.27	2.69

Realized prices including commodity derivatives	$3.63	$5.45	$8.46

Equivalent oil price ($ per BOE):
Before commodity derivatives	$48.67	$47.72	$44.44
Effect of commodity derivatives	—	(1.03)	19.71

Realized prices including commodity derivatives	$48.67	$46.69	$64.15

Operating Costs ($ per BOE)(4)	$14.31	$10.22	$12.97

Endeavour International Corporation

(1)	We record oil revenues on the sales method, i.e. when delivery has occurred. We use the entitlements method to account for sales of gas production.
(2)	Physical production may differ from sales volumes based on the timing of tanker liftings for our international sales.
(3)	The average sales prices reflect both our continuing and discontinued operations and include realized gains and losses for derivative contracts we utilize to manage price risk related to our future cash flows.
(4)	Operating costs reflect both our continuing and discontinued operations and are costs incurred to operate and maintain our wells and related equipment and include cost of labor, well service and repair, location maintenance, power and fuel, transportation, cost of product and production related general and administrative costs.

Our revenues, net income and cash flows from operating activities are very sensitive to changes in the prices we receive for the oil and natural gas we produce. Our production is sold at prevailing market prices which may be volatile and subject to numerous factors which are outside of our control. Further, a small variation in supply or demand may significantly impact the market prices for these commodities. As a result, we utilize various oil and gas derivative instruments to achieve more predictable cash flows by reducing our exposure to price fluctuations. In addition, our net income can be significantly affected by various non-cash items, such as unrealized gains and losses on our derivatives, impairment of oil and gas properties, currency impact of long-term liabilities and deferred taxes.

The markets in which we sell our oil and natural gas also materially impact our revenues and cash flows. Oil trades on a worldwide market, and, consequently, price movements for all types and grades of crude oil generally trend in the same direction and within a relatively narrow price range. However, natural gas prices vary among geographic areas as the prices received are largely impacted by local supply and demand conditions as the global transportation infrastructure for natural gas is still developing. As such, the oil we produce and sell is typically sold at prices in line with global prices, whereas our natural gas is to a large extent impacted by regional supply and demand issues and to a lesser extent by global fuel prices, including oil and coal. With the increase in our U.S. operations and the shut-in of the Goldeneye field, the majority of our gas sales are in the U.S. The U.S. gas market is heavily impacted by the increased supply from shale drilling, which has served to depress natural gas prices relative to the U.K. market.

Given the significant impact that non-cash items may have on our net income, we use various measures in addition to net income, including non-financial performance indicators and non-GAAP measures as key metrics to manage our business. These key metrics demonstrate our ability to maintain or grow production levels and reserves, internally fund capital expenditures and service debt as well as provide comparisons to other oil and gas exploration and production companies. These measures include, among others, Adjusted EBITDA and net income (loss), as adjusted.

For definitions of net income (loss), as adjusted and Adjusted EBITDA, and a reconciliation of these non-GAAP measures to the appropriate GAAP measure, please read “Non-GAAP Financial Measures and Reconciliations.”

Endeavour International Corporation

We utilize various oil and gas derivative instruments to achieve a more predictable cash flow by reducing our exposure to price fluctuations. Hedge accounting has not been elected for these instruments resulting in the application of mark-to-market accounting—effectively pulling forward into current periods the non-cash gains and losses from commodity price fluctuations relating to all future delivery periods. The derivative instruments cover a portion of our production through 2012. The significant volatility in commodity prices and the multi-year nature of the derivative instruments leads to large fluctuations in the fair market value of the derivative instruments at the end of each year. This non-cash change in the fair market value is recorded in unrealized gains (losses) on derivatives in the income statement. The realized prices above show the effect of the cash settlements for our derivative instruments each year. We expect to continue to have fluctuations in net earnings for the change in the fair market value each period as commodity prices fluctuate based on all remaining unsettled contracts. See Note 19 to our consolidated financial statements in this Annual Report on Form 10-K for additional information on these derivatives.

Operating Expenses

For 2011, operating expenses increased to $17.7 million as compared to $15.3 million for 2010, primarily due to increased U.S. workover expense and increases in transportation expense and production taxes as a result of increased U.S. sales volumes. Operating costs per BOE increased to $14.31 per BOE for 2011 from $10.22 per BOE for 2010. The increase in operating costs per BOE is due to the impact of both the increases in the dollar levels of operating expenses and the decreased volumes discussed above.

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

DD&A and Impairment of Oil and Gas Properties

Decreased depreciation, depletion and amortization (“DD&A”) expense from 2009 to 2010 and again in 2011 reflects the result from impairments in oil and gas properties in early 2010 and during 2011 and decreasing production volumes.

In 2011, 2010 and 2009, we recorded $65.7 million, $7.7 million and $43.9 million, respectively, in impairment of oil and gas properties, pre-tax, through the application of the full cost ceiling test at the end of each quarter. The 2011 impairment was primarily related to declines in U.S. gas prices and the impact of our determination that the likely economic returns in the future would not warrant further investment in our test wells in the Alabama area. Our decision to discontinue activities in that area resulted in the reclassification of related amounts as being evaluated for full cost accounting purposes.

Endeavour International Corporation

The impairment during 2010 was also related to our U.S. oil and gas properties, pre-tax, and was primarily due to the declaration of two wells as dry holes during the first quarter of 2010 – the Alligator Bayou well which was spud in 2008 and a well under a participation agreement. During 2009, our impairment related to both our U.S. and U.K. properties as a result of steep declines in commodity prices.

General and Administrative (“G&A”) Expenses

Our G&A expenses decreased from $18.4 million in 2010 to $17.9 million for 2011 as a result of a decrease in employee compensation expense, partially offset by an increase in consulting costs. The increase in G&A expense from $17.0 million in 2009 to $18.4 million in 2010 was a result of an increase in employee compensation and consulting fees associated with the additional staff to pursue our expanding development projects in the U.K. Much of this increase in staff costs was offset by recoveries from our partner on the development project we operate.

Components of G&A expenses for these periods are as follows:

	Year Ended December 31,
(Amounts in thousands)	2011	2010	2009
Compensation	$17,363	$18,110	$14,659
Consulting, legal and accounting fees	6,461	5,843	5,118
Occupancy costs	1,585	1,158	982
Other expenses	2,015	2,730	1,364

Total gross cash G&A expenses	27,424	27,841	22,123

Non-cash stock-based compensation	3,697	3,692	2,612

Gross G&A expenses	31,121	31,533	24,735
Less: capitalized G&A expenses	(13,268)	(13,118)	(7,769)

Net G&A expenses	$17,853	$18,415	$16,966

Interest Expense and Other

The increase in interest expense from $34.6 million in 2010 to $45.3 million in 2011 reflects the increases in interest expense that occurred as a result of several changes in our outstanding debt obligations, beginning in the fourth quarter of 2009 with the issuance of our Subordinated Notes and continuing through 2011 with amendments to our Senior Term Loan and issuance of our 5.5% Convertible Senior Notes.

In July 2011, we issued $135 million aggregate principal amount of our 5.5% Convertible Senior Notes due 2016. Also, in July 2011, we amended our Senior Term Loan to provide for an increase of $75 million in the borrowings available under the Senior Term Loan. In connection with the increase, we drew down the full additional amounts available and our quarterly scheduled amortization payments on the Senior Term Loan increased. During 2010, we borrowed $25 million under the Junior Facility and $160 million under the Senior Term Loan. The proceeds from the Senior Term Loan were utilized to repay all outstanding balances under

Endeavour International Corporation

the Senior Bank Facility and the Junior Facility. In connection with the repayment of the Senior Bank and Junior Facilities, we expensed the remaining deferred financing costs of $1.2 million related to these instruments. In the fourth quarter of 2009, we issued $50 million of Subordinated Notes in connection with the redemption and modification of our Series C Preferred Stock.

During 2011, the interest expense from our outstanding debt was primarily related to increased borrowing under our Senior Term Loan and the 5.5% Convertible Senior Notes issued July 2011. The Senior Term Loan was amended in July 2011 to provide for an increase of $75 million in available borrowings. In connection with the increase, we drew down the full additional amounts available and our quarterly scheduled amortization payments increased.

During 2011, we recorded $47.4 million in interest expense related to our debt and $12.6 million in deferred financing expense; offset by $14.7 million in capitalized interest. The increase in interest expense from $16.6 million in 2009 to $34.6 million in 2010 reflects the increases in interest expense that occurred as a result of several changes in our outstanding debt obligations, beginning in the fourth quarter of 2009 and continuing through 2010.

Endeavour International Corporation

Income Taxes

The following summarizes the components of tax expense (benefit):

(Amounts in thousands)	U.K.	U.S.	Other	Total Continuing Operations	Discontinued Operations - Norway	Total
Year Ended December 31, 2011:
Net income (loss) before taxes	$(9,806)	$(99,409)	$5,281	$(103,934)	$—	$(103,934)
Current tax expense	5,926	4	15	5,945	—	5,945
Deferred tax expense related to U.K. tax rate change	25,424	—	—	25,424	—	25,424
Deferred tax benefit	(4,308)	—	—	(4,308)	—	(4,308)

Total tax expense	27,042	4	15	27,061	—	27,061

Net income (loss) after taxes	$(36,848)	$(99,413)	$5,266	$(130,995)	$—	$(130,995)

Year Ended December 31, 2010:
Net income (loss) before taxes	$90,160	$(30,978)	$(3,439)	$55,743	$—	$55,743
Current tax (benefit) expense	2,734	—	(154)	2,580	—	2,580
Deferred tax benefit	(2,388)	—	(929)	(3,317)	—	(3,317)
Foreign currency gains on deferred tax liabilities	—	—	(51)	(51)	—	(51)

Total tax expense	346	—	(1,134)	(788)	—	(788)

Net income (loss) after taxes	$89,814	$(30,978)	$(2,305)	$56,531	$—	$56,531

Year Ended December 31, 2009:
Net income (loss) before taxes	$(52,041)	$(31,167)	$(11,479)	$(94,687)	$51,963	$(42,724)
Current tax (benefit) expense	(5,739)	40	(26)	(5,725)	(603)	(6,328)
Deferred tax (benefit) expense	(20,260)	(20)	(35)	(20,315)	4,791	(15,524)
Foreign currency losses on deferred tax liabilities	18,882	—	—	18,882	1,241	20,123

Total tax (benefit) expense	(7,117)	20	(61)	(7,158)	5,429	(1,729)

Net income (loss) after taxes	$(44,924)	$(31,187)	$(11,418)	$(87,529)	$46,534	$(40,995)

We currently do not record tax benefits due to losses in the U.S. as there was no assurance that we could generate any U.S. taxable earnings, resulting in a full valuation allowance of all deferred tax assets generated. Therefore, our income tax expense relates primarily to our operations in the U.K. and our discontinued operations in Norway. During 2011, $25.4 million of the tax expense is attributable to the increase in the supplemental corporate tax rate due to a tax law change, enacted by the U.K. government, in July 2011, that raised the existing supplementary charge on profits from North Sea oil and gas production from 20% to 32%. Income tax benefit decreased in 2010 as a result of the increase in U.K. income due primarily to an absence of an impairment in oil and gas properties offset by the increase in production revenue taxes (“PRT”) in the U.K. as our allowances for oil production at PRT eligible fields expired. In addition, the gain on the Cygnus sales was non-taxable.

Endeavour International Corporation

The current tax expense (benefit) in both 2011 and 2010 is related to Petroleum Revenue Tax on our Alba field in the U.K.

Liquidity and Capital Resources

Capital Expenditures

We spent $218.2 million, $106.3 million and $88.6 million on our oil and gas capital program, excluding acquisitions, in 2011, 2010 and 2009, respectively. We spent $90.5 million in 2011, $23.9 million in 2010 and $16.5 million in 2009 on development activities in both the U.S. and U.K. We also spent $127.7 million, $82.4 million and $72.1 million in 2011, 2010 and 2009, respectively, on exploration and appraisal activities, primarily related to our Bacchus project and new operations in the U.S. In addition, we incurred $51.5 million, $43.7 million and $32.2 million during 2011, 2010 and 2009, respectively, related to our acquisition of additional interest in Bacchus during 2011 and various acquisitions of U.S. properties in 2010 and 2009.

Capital Resources

	Year Ended December 31,
(Amounts in thousands)	2011	2010
Cash	$106,036	$99,267
Restricted Cash	—	31,776
Debt, including current maturities	(467,378)	(345,306)

Debt, net of Cash	$(361,342)	$(214,263)

	Year Ended December 31,
(Amounts in thousands)	2011	2010	2009
Net cash provided by (used in) operating activities	$(39,343)	$17,019	$55,711

Net cash provided by (used in) investing activities	$(166,411)	$(56,314)	$31,120

Net cash provided by (used in) financing activities	$212,523	$111,274	$(97,700)

Our primary sources of financial resources and liquidity are cash on hand, internally generated cash flows from operations and access to the credit and capital markets, to the extent available. We strive to synchronize our capital expenditures with our cash flow and cash on hand. We believe the combination of our available cash on hand and cash flow from operations, including production from the assets to be acquired in the COP Acquisition, will fund our capital expenditure program for 2012. In turn, our capital program should allow additional cash flows to be generated as Bacchus begins production.

We utilize various oil and gas derivative instruments to achieve a more predictable cash flow by reducing our exposure to price fluctuations. Hedge accounting has not been elected for these instruments resulting in the application of mark-to-market accounting — effectively pulling

Endeavour International Corporation

forward into current periods the non-cash gains and losses from commodity price fluctuations relating to all future delivery periods. The derivative instruments cover a portion of our production through 2012. The significant volatility in commodity prices and the multi-year nature of the derivative instruments lead to large fluctuations in the fair market value of the derivative instruments at the end of each year. This non-cash change in the fair market value is recorded in unrealized gains (losses) on derivatives in the income statement. The realized prices include the effect of the cash settlements for our derivative instruments each year. We expect to continue to have fluctuations in net earnings for the change in the fair market value each period as commodity prices fluctuate based on all remaining unsettled contracts.

Cash flow from operations decreased to $(39.3) million for 2011 from $17.0 million for 2010 due to lower oil and gas revenue resulting from lower production, and working capital changes, lower gas prices in the U.S. and increased interest expense following our issuance of the Senior Term Loan in third quarter of 2010, which was increased in the third quarter of 2011, and the issuance of the 5.5% Convertible Senior Notes in 2011. Cash flow from operations decreased to $17.0 million for 2010 from $55.7 million for 2009 primarily due to lower production, lower gas prices in the U.S., increased interest expense following our issuance of the Senior Term Loan in third quarter of 2010, and our issuance of the Subordinated Notes in fourth quarter of 2009, and lower realizations from our commodity derivatives as higher priced oil collars expired at the end of 2009, partially offset by higher oil prices.

During 2009, we principally relied on cash flow from operations and proceeds from our sale of Norwegian assets to fund our capital needs and repay a portion of outstanding debt and preferred stock.

Operating, Investing and Financing Activities include the net cash flows from our discontinued operations which were sold in May 2009. For the year ended December 31, 2009, our discontinued operations had net cash flows provided by (used in) operating activities of approximately $ 9.0 million. These net cash flows were substantially offset by net cash used by investing activities of approximately $ 9.0 million during 2009.

In 2010, we utilized our cash flow from operations, equity issuances and debt issuances to fund our capital needs and repay a portion of outstanding debt. The proceeds from the Cygnus Sale in the fourth quarter of 2010 were utilized to partially fund our capital needs in 2011.

See Note 12 and Note 15 to the Consolidated Financial Statements herein for discussion of our recent issuance of debt and equity. At December 31, 2011, we had $469.9 million in outstanding debt. As more fully described in Note 12 to our audited consolidated financial statements herein, our outstanding bank facilities contain certain financial ratio covenants. We were in compliance with all financial and restrictive covenants of our debt obligations as of December 31, 2010.

On January 18, 2012, we and our wholly owned subsidiary, Endeavour Energy UK Limited (“EEUK”), entered into a Consent and Fourth Amendment to Credit Agreement, U.S. Security Agreement and Subsidiaries Guaranty (the “Amendment”) with Cyan Partners, LP, as administrative agent, and certain lenders party thereto (the “Senior Term Loan”). The primary provisions of the Amendment include the (i) consent and approval for the Company to issue up

Endeavour International Corporation

to $500 million of senior unsecured notes, (ii) exclusion of up to $500 million of senior unsecured notes, if any, from certain financial covenants and (iii) amendments to certain existing financial covenants, including a reduction in the minimum consolidated EBITDAX requirement to $20,000,000 for each of the test periods ended December 31, 2011 and March 31, 2012 and an extension of the increase in the minimum PDP coverage ratio from 0.25:1.00 to 0.50:100 after March 31, 2012.

After considering this amendment, we were in compliance with all financial and restrictive covenants of our debt obligations as of December 31, 2011.

On February 23, 2012, we closed the private placement of $350 million aggregate principal amount of 12% first priority notes due 2018 (the “First Priority Notes”) and $150 million aggregate principal amount of 12% second priority notes due 2018 (the “Second Priority Notes,” and, together with the First Priority Notes, the “2018 Notes”). Each series of 2018 Notes was priced at 96% of par, at a yield to maturity of 12.975% for the First Priority Notes and 12.954% for the Second Priority Notes, respectively. We intend to use the net proceeds from the 2018 Notes to fund the COP Acquisition, to repay all amounts outstanding under our Senior Term Loan due 2013 and for general corporate purposes. Prior to the closing of the acquisition in the North Sea, the net proceeds of the offering are held in an escrow account. The COP Purchase Agreement provides for the possibility that the COP Acquisition may close in multiple stages. If we close the Alba Acquisition, which constitutes the majority of the value in the COP Acquisition, the full amount of proceeds will be released from escrow.

We have also received a commitment for a senior secured bridge facility; however, we would only expect to draw on the facility to the extent we are otherwise unable to fund the COP Acquisition and the repayment of the Senior Term Loan, including with the proceeds of the 2018 Notes and cash on hand.

Outlook

2012 Planned Capital Expenditures

We expect that our total capital expenditure budget for 2012 will be between $150 million and $175 million. We expect to spend approximately $125 million to $150 million of the total 2012 budget in the U.K., primarily on the advancement of our development projects. The acquisition of the ConocoPhillips assets would add another $20 million—$25 million to Endeavour’s capital budget, upon completion of the transaction. Capital expenditures for Bacchus will be our initial priority, as we plan to reach first production during the first quarter. With our existing cash position, cash flows from existing production and either the start up of production from Bacchus or the completion of the COP Acquisition, we believe we have sufficient cash flows to complete the necessary development program for the Rochelle area to reach first production in the fourth quarter of 2012. We expect to spend the remainder of our 2012 capital budget in the U.S. to evaluate our Heath Shale Oil Play pilot wells, to maintain our acreage positions and to fulfill minor drilling commitments. Our 2012 capital expenditure budget is subject to change depending on a number of factors, including the availability and costs of drilling and completion equipment, crews, economic and industry conditions, prevailing and anticipated prices for oil and gas, the availability of sufficient capital resources, drilling success and other normal factors affecting the oil and gas industry.

Endeavour International Corporation

We intend to fund our 2012 capital expenditures primarily through cash on hand and cash flow generated from operations, including cash flow from the assets to be acquired in the COP Acquisition. The majority of our cash on hand was generated through borrowings under our secured 15.0% senior term loan due 2013 of our principal U.K. subsidiary and the July 2011 offering of our 5.5% Convertible Senior Notes due 2016. The proceeds from the offering of our 5.5% Convertible Notes were originally expected to fund our acquisition of certain Marcellus shale play assets, but the transactions were not consummated and we are currently involved in litigation with the sellers.

2012 Liquidity and Capital Resources

Our primary sources of financial resources and liquidity are cash on hand, internally generated cash flows from operations and access to the credit and capital markets, to the extent necessary. We strive to synchronize our capital expenditures with our cash flow and cash on hand. The combination of our available cash on hand and cash flow from operations funded our capital expenditure program in 2011. During the first quarter of 2012, we expect to complete the COP Acquisition, conserve capital and focus on two development projects in the U.K. – Bacchus and Rochelle. Capital expenditures for Bacchus currently have our highest priority as we plan to reach first production early next year. Once Bacchus begins producing, we expect to earmark a substantial portion of the cash flows from its production to complete the necessary development program for the Rochelle area to allow first production during the second half of 2012. Remaining capital will be divided among our smaller commitments, including evaluation of our Montana vertical pilot wells and complete drilling in the Marcellus and Haynesville areas. The full extent of our U.S. drilling program will be determined by our anticipated available cash and any changes in the U.S. natural gas markets and prices.

Oil prices continue to be impacted by supply and demand on a worldwide basis. Although oil and gas prices have remained volatile, the full impact on our cash flows will be partially mitigated by our balance of gas and oil production and our commodity derivative positions.

As we pushed our U.K. and U.S. capital programs forward in 2011, we reviewed opportunities to add resources that fit within our strategic plan at reasonable rates of return for our shareholders, including the COP Acquisition. We expect our production will grow from 2011 levels once we consummate the COP Acquisition, achieve first production from Bacchus and commence production from Rochelle. Each of these operational activities will have an impact on our production as follows:

•

Initial Production Date of the Bacchus Field — Drilling at the first of three planned production wells has reached total depth. The liner for the well has been cemented in place and preparations are being made to run the production string. The operator has announced that production is expected to begin in the first quarter of 2012. The precise initial production date, rate of production and how long it may take for Bacchus to reach full production from all three wells are key variables to our overall production levels.

Endeavour International Corporation

•

Closing Date of the COP Acquisition — The assets to be acquired in the COP Acquisition produced at an average of approximately 11,000 BOE/d for the year ended December 31, 2011. After giving pro forma effect to the COP Acquisition, our production for the year ended December 31, 2011 would have been approximately 14,400 BOE/d. Further, we expect that following the consummation of the COP Acquisition, oil production will increase to approximately 84% of our total production. We expect to close the Alba Acquisition in the first quarter of 2012.

•

Initial Production Date of the Rochelle Field — We are working to complete engineering and procure long-lead time equipment in the Rochelle field. We have contracted for a drilling rig which is expected to arrive in the spring of 2012 to commence drilling of the two planned production wells. The operator of the Scott platform, Rochelle’s off-take solution, has commenced the required modifications to prepare it for production from the Rochelle area in 2012. First production from Rochelle is planned for the fourth quarter of 2012.

Non-GAAP Financial Measures and Reconciliations

Net income can be significantly affected by various non-cash items, such as unrealized gains and losses on our commodity derivatives, currency impact of long-term liabilities and deferred taxes. Given the significant impact that non-cash items may have on our net income, we use various measures in addition to net income and net cash provided by operating activities, including non-financial performance indicators and non-GAAP measures, such as income (loss) as adjusted and Adjusted EBITDA, as key metrics to manage our business. These metrics demonstrate our ability to maintain or grow production levels and reserves, internally fund capital expenditures and service debt as well as provide comparisons to other oil and gas exploration and production companies. We define “net income (loss), as adjusted” as net income (loss), without the effect of impairments, derivative transactions and currency impacts of deferred taxes. We define “Adjusted EBITDA” as net income (loss) before interest, taxes, depreciation, depletion and amortization adjusted for the early termination of commodity derivatives and income (loss) from discontinued operations (“Adjusted EBITDA”) are internal, supplemental measures of our performance that are not required by, or presented in accordance with GAAP. The calculations of these non-GAAP measures and the reconciliation of net income (loss) to these non-GAAP measures are provided below.

We view these non-GAAP measures, and we believe that others in the oil and gas industry, securities analysts, investors, and other interested parties view these, or similar, non-GAAP measures, as commonly used analytic indicators to compare performance among companies in our industry and in the evaluation of issuers.

Because net income (loss) as adjusted and Adjusted EBITDA are not measures determined in accordance with GAAP and thus are susceptible to varying calculations, our non-GAAP measures as presented may not be comparable to similarly titled measures of other companies. Net income (loss) as adjusted and Adjusted EBITDA have limitations as analytical tools, and you should not consider these measures in isolation, or as a substitute for analysis of our financial statement data presented in the consolidated financial statements as reported under GAAP.

Endeavour International Corporation

	Year Ended December 31,
(Amounts in thousands)	2011	2010	2009
Net income (loss)	$(130,995)	$56,531	$(40,995)
Impairment of oil and gas properties (net of tax) (2)	65,706	7,692	28,263
Unrealized (gain) loss on derivatives	(10,269)	(6,820)	33,702
Currency impact on deferred taxes	—	(51)	20,123

Net Income (Loss) as Adjusted	$(75,558)	$57,352	$41,093

Net income (loss)	$(130,995)	$56,531	$(40,995)
Unrealized (gain) loss on derivatives	(8,378)	(12,291)	55,598
Net interest expense	44,781	34,517	16,420
Depreciation, depletion and amortization	26,478	28,894	38,701
Impairment of oil and gas properties	65,706	7,692	43,929
Income tax expense (benefit)	27,061	(788)	(1,729)
Early termination of commodity derivatives	—	10,201	—
Gain on sale of discontinued operations	—	—	(47,308)

Adjusted EBITDA	$24,653	$124,756	$64,616

(1)	Net of tax benefits of none, none and $(15,666) in 2011, 2010 and 2009, respectively.

(2)	Net of tax (expense) benefit of $(1,891), $5,471 and $(21,896) in 2011, 2010 and 2009, respectively.

Disclosures about Contractual Obligations and Commercial Commitments

The following table sets forth our obligations and commitments to make future payments under our lease agreements and other long-term obligations as of December 31, 2011:

Endeavour International Corporation

	Payments due by Period
(Amounts in thousands)	Total	Less than 1 Year	1-3 Years	3-5 Years	After 5 Years
Long-term debt
Principal	$469,884	$12,350	$260,011	$197,523	$—
Interest (1)	130,737	47,884	41,572	41,281	—
Asset retirement obligations	47,257	2,105	3,767	28,242	13,143
Operating leases for office leases and equipment	5,003	165	2,233	1,545	1,060

Total Contractual Obligations	$652,881	$62,504	$307,583	$268,591	$14,203

(1)	Interest on our 11.5% convertible bonds and subordinated notes is added to the outstanding principal balance each quarter and reflected as due upon maturity.

See Note 23 “Subsequent Events” to our consolidated financial statements under “Item 8, Financial Statements and Supplementary Data” for discussion of our plans to repay the Senior Term Loan in its entirety with proceeds from a senior note offering.

Off-Balance Sheet Arrangements

At December 31, 2011, we did not have any off-balance sheet arrangements.

Rig Commitments

We have previously disclosed a potential commitment on a drilling rig in our North Sea operations relating to a dispute with the rig operator. On June 6, 2011, we entered into a settlement agreement with the rig operator whereby the parties were mutually released from all future claims. We incurred costs of $14 million related to the settlement, which are included in capital expenditures

We also have a rig commitment for the drilling of the two Rochelle production wells in the spring of 2012.

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

Future net cash flows use the average, first-day-of-the-month price for commodities during 2011 and 2010 and the year-end price for 2009.

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

At December 31, 2011, we had $211.9 million of goodwill recorded related to past business combinations. This goodwill is not amortized, but is required to be assessed for impairment annually, or more often as facts and circumstances warrant. The first step of that process is to compare the fair value of the reporting unit to which goodwill has been assigned to the carrying amount of the associated net assets and goodwill. The reporting units used to evaluate and measure goodwill for impairment are determined from the manner in which the business is managed. We have determined we have a single reporting unit. Goodwill is tested annually at year end. Although we cannot predict when or if goodwill will be impaired, impairment charges may occur if we are unable to replace the value of our depleting asset base or if other adverse events (for example, lower sustained oil and gas prices) reduce the fair value of the reporting unit.

We completed our 2011 annual goodwill impairment test with no impairment indicated as the estimated fair value of our reporting unit was substantially greater than its book value. We considered our market capitalization based on average stock prices for 20 days before December 31, 2011.

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

It is our policy to use authorized but unissued shares of stock when stock options are exercised. At December 31, 2011, we had approximately 1.2 million additional shares available for issuance pursuant to our existing stock incentive plan.

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

At December 31, 2011, we had the following commodity derivative instruments outstanding:

2012
Oil:
Fixed Price Puts (Mbbl)—Brent Oil	304
Weighted Average Price ($/Barrel)	$84.29

Gas: (1)
Fixed Price Puts (MMcf)—National Balance Point Gas	548
Weighted Average Price ($/Mcf)	$8.20

(1)	Gas derivative contracts are designated in therms and have been converted to Mcf at a rate of 10 therm to 1 Mcf. The exchange rate at December 31, 2011 was $1.54 to £1.00.

The fair value of our commodity derivatives was $1.2 million at December 31, 2011.

Interest Rate Risk

Our exposure to changes in interest rates is not significant as all of our borrowings are subject to fixed interest rates. Changes in interest rates only affect the interest earned on cash and cash equivalents.

Endeavour International Corporation

Item 8. Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

Endeavour International Corporation:

We have audited the accompanying consolidated balance sheets of Endeavour International Corporation and subsidiaries (the Company) as of December 31, 2011 and 2010, and the related consolidated statements of operations, stockholders’ equity and comprehensive income (loss), and cash flows for each of the years in the three-year period ended December 31, 2011. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Endeavour International Corporation and subsidiaries as of December 31, 2011 and 2010, and the results of their operations and their cash flows for each of the years in the three- year period ended December 31, 2011, in conformity with U.S. generally accepted accounting principles.

As discussed in note 2 to the consolidated financial statements, effective December 31, 2009, the Company has changed its reserves estimates and related disclosures as a result of adopting the new oil and gas reserve estimation and disclosure requirements.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Endeavour International Corporation’s internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated March 7, 2012 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

/s/ KPMG LLP

Houston, Texas

March 7, 2012

Endeavour International Corporation

Consolidated Balance Sheets

(Amounts in thousands)

	December 31,
	2011	2010
Assets
Current Assets:
Cash and cash equivalents	$106,036	$99,267
Restricted cash	—	31,776
Accounts receivable	8,649	8,068
Prepaid expenses and other current assets	18,840	8,718

Total Current Assets	133,525	147,829

Property and Equipment, Net ($258,334 and $161,430 not subject to amortization at 2011 and 2010, respectively)	549,196	364,677
Goodwill	211,886	211,886
Other Assets	30,384	25,895

Total Assets	$924,991	$750,287

See accompanying notes to condensed consolidated financial statements.

Endeavour International Corporation

Consolidated Balance Sheets

(Amounts in thousands)

	December 31,
	2011	2010
Liabilities and Stockholders’ Equity
Current Liabilities:
Accounts payable	$62,275	$32,442
Current maturities of debt	12,350	21,600
Accrued expenses and other	20,549	22,642

Total Current Liabilities	95,174	76,684

Long-Term Debt	455,028	323,706
Deferred Taxes	115,759	77,200
Other Liabilities	61,248	64,927

Total Liabilities	727,209	542,517

Commitments and Contingencies

Series C Convertible Preferred Stock:
Face value (liquidation preference)	37,000	45,000
Net non-cash premiums under fair value accounting on redemption	6,703	8,152

Total Series C Convertible Preferred Stock	43,703	53,152

Stockholders’ Equity:
Series B preferred stock (Liquidation preference: $3,430 and $3,273 at 2011 and 2010, respectively)	—	—
Common stock; shares issued and outstanding (37,663 and 24,784 shares at 2011 and 2010, respectively)	38	25
Additional paid-in capital	420,412	287,995
Treasury stock, at cost (72 and 72 shares at 2011 and 2010, respectively)	(587)	(587)
Accumulated deficit	(265,784)	(132,815)

Total Stockholders’ Equity	154,079	154,618

Total Liabilities and Stockholders’ Equity	$924,991	$750,287

See accompanying notes to condensed consolidated financial statements.

Endeavour International Corporation

Consolidated Statement of Operations

(Amounts in thousands, except per share data)

	Year Ended December 31,
	2011	2010	2009
Revenues	$60,091	$71,675	$62,293
Cost of Operations:
Operating expenses	17,668	15,347	17,776
Depreciation, depletion and amortization	26,478	28,894	34,020
Impairment of oil and gas properties	65,706	7,692	43,929
General and administrative	17,853	18,415	16,966

Total Expenses	127,705	70,348	112,691

Income (Loss) From Operations	(67,614)	1,327	(50,398)

Other Income (Expense):
Derivatives:
Realized gains (losses)	—	(11,753)	35,422
Unrealized gains (losses)	8,378	12,291	(55,598)
Interest expense	(45,295)	(34,592)	(16,630)
Gain on sale of reserves in place	—	87,171	—
Interest income and other	597	1,299	(7,483)

Total Other Income (Expense)	(36,320)	54,416	(44,289)

Income (Loss) Before Income Taxes	(103,934)	55,743	(94,687)
Income Tax Expense (Benefit)	27,061	(788)	(7,158)

Income (Loss) from Continuing Operations	(130,995)	56,531	(87,529)
Discontinued Operations, net of tax:
Income (loss) from operations	—	—	(774)
Gain on sale	—	—	47,308

Income (Loss) from Discontinued Operations	—	—	46,534

Net Income (Loss)	(130,995)	56,531	(40,995)
Preferred Stock Dividends:
Dividends declared	1,974	2,227	9,757
Non-cash charge under fair value accounting upon redemption	—	—	11,454

Total Preferred Stock Dividends	1,974	2,227	21,211

Net Income (Loss) to Common Stockholders	$(132,969)	$54,304	$(62,206)

Basic Net Income (Loss) per Common Share:
Continuing operations	$(3.70)	$2.34	$(5.84)
Discontinued operations	—	—	2.50

Total	$(3.70)	$2.34	$(3.34)

Diluted Net Income (Loss) per Common Share:
Continuing operations	$(3.70)	$1.95	$(4.70)
Discontinued operations	—	—	2.50

Total	$(3.70)	$1.95	$(2.20)

Weighted Average Number of Common Shares Outstanding:
Basic	35,957	23,252	18,613

Diluted	35,957	28,886	18,613

See accompanying notes to condensed consolidated financial statements.

Endeavour International Corporation

Consolidated Statement of Cash Flows

(Amounts in thousands)

	Year Ended December 31,
	2011	2010	2009
Cash Flows from Operating Activities:
Net income (loss)	$(130,995)	$56,531	$(40,995)
Adjustments to reconcile net income (loss) to net provided by (used in) operating activities:
Depreciation, depletion and amortization	26,478	28,894	38,701
Impairment of oil and gas properties	65,706	7,692	43,929
Deferred tax expense (benefit)	21,116	(3,367)	4,599
Unrealized (gains) losses on derivatives	(8,378)	(12,291)	55,598
Gain on sales	—	(87,171)	(47,308)
Amortization of non-cash compensation	3,697	3,692	3,163
Amortization of loan costs and discount	12,637	10,262	4,963
Non-cash interest expense	12,811	8,764	5,464
Other	1,517	(2,086)	3,245
Changes in operating assets and liabilities:
(Increase) decrease in receivables	(531)	6,732	3,978
(Increase) decrease in other current assets	(13,328)	(4,668)	7,489
Increase (decrease) in liabilities	(30,073)	4,035	(27,115)

Net Cash Provided by (Used in) Operating Activities	(39,343)	17,019	55,711

Cash Flows From Investing Activities:
Capital expenditures	(165,062)	(92,007)	(99,241)
Acquisitions	(33,075)	(43,726)	(32,152)
Proceeds from sales, net of cash	—	108,316	144,653
(Increase) decrease in restricted cash	31,726	(28,897)	17,860

Net Cash Provided by (Used in) Investing Activities	(166,411)	(56,314)	31,120

Cash Flows From Financing Activities:
Repayments of borrowings	(103,225)	(75,342)	(64,458)
Borrowings under debt agreements	210,000	185,000	1,400
Redemption of preferred stock	—	—	(25,000)
Proceeds from issuance of common stock	118,444	30,181	—
Dividends paid	(1,816)	(2,070)	(9,625)
Financing costs paid	(11,401)	(26,590)	—
Other financing	521	96	(17)

Net Cash Provided by (Used in) Financing Activities	212,523	111,275	(97,700)

Net Increase (Decrease) in Cash and Cash Equivalents	6,769	71,980	(10,869)
Cash and Cash Equivalents, Beginning of Period	99,267	27,287	38,156

Cash and Cash Equivalents, End of Period	$106,036	$99,267	$27,287

See accompanying notes to condensed consolidated financial statements.

Endeavour International Corporation

Consolidated Statement of Stockholders’ Equity

(Amounts in thousands)

	Common Stock	Treasury Stock	Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholder’s Equity	Total Comprehensive Income (Loss)
Balance, January 1, 2009	$19	$(450)	$244,580	$(1,266)	$(124,913)	$117,970
Preferred stock dividend	—	—	—	—	(21,211)	(21,211)
Amortization of deferred compensation	—	—	3,163	—	—	3,163
Treasury stock repurchase	—	(137)	—	—	—	(137)
Other	—	—	77	—	—	77
Comprehensive Loss
Net Loss	—	—	—	—	(40,995)	(40,995)	$(40,995)
Other comprehensive loss (net of tax):
Unrealized loss on derivative instruments	—	—	—	1,194	—	1,194	1,194
Unrealized loss on available-for-sale securities	—	—	—	72	—	72	72

Balance, December 31, 2009	$19	$(587)	$247,820	$—	$(187,119)	$60,133	$(39,729)

Preferred stock dividend	—	—	—	—	(2,227)	(2,227)
Common stock issuance	5	—	30,176	—	—	30,181
Series C preferred stock conversion	1	—	5,906	—	—	5,907
Amortization of deferred compensation	—	—	3,660	—	—	3,660
Other	—	—	433	—	—	433
Comprehensive Loss:
Net Loss	—	—	—	—	56,531	56,531	$56,531

Balance, December 31, 2010	$25	$(587)	$287,995	$—	$(132,815)	$154,618	$56,531

Preferred stock dividend	—	—	—	—	(1,974)	(1,974)
Common stock issuance	12	—	118,433	—	—	118,445
Series C preferred stock conversion	1	—	9,448	—	—	9,449
Amortization of deferred compensation	—	—	3,697	—	—	3,697
Other	—	—	839	—	—	839
Comprehensive Loss:
Net Loss	—	—	—	—	(130,995)	(130,995)	$(130,995)

Balance, December 31, 2011	$38	$(587)	$420,412	$—	$(265,784)	$154,079	$(130,995)

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

Future net cash flows use the average, first-day-of-the-month price for commodities during 2011 and 2010 and the year-end price for 2009.

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

Significant Customers

Our sales in the U.K. are to a limited number of customers, each of which accounted for more than 10% of revenue for the year ended December 31, 2011: Chevron North Sea Ltd, Shell U.K. Limited, and Hess Limited. Our sales in the U.S. are sold through our arrangements with the operators of the fields, with the majority of the sales being to JW Operating Company.

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

We record all derivatives at fair market value in our Consolidated Balance Sheets at the end of each period. The accounting for the fair market value, and the changes from period to period,

Endeavour International Corporation

Notes to Consolidated Financial Statements

(Amounts in thousands, except per unit data)

depends on the intended use of the derivative and the resulting designation. This evaluation is determined at each derivative’s inception and begins with the decision to account for the derivative as a hedge, if applicable. The accounting for changes in the fair value of a derivative instrument that is not accounted for as a hedge is included in other (income) expense as an unrealized gain or loss. At December 31, 2011 and 2010, we have no outstanding derivatives that are accounted for as a hedge.

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

Derivative financial instruments that hedge the price of oil and gas, interest rates or currency exposure will be generally executed with major financial or commodities trading institutions which expose us to market and credit risks, and may at times be concentrated with certain counterparties or groups of counterparties. Although notional amounts are used to express the volume of these contracts, the amounts potentially subject to credit risk, in the event of non-performance by the counterparties, are substantially smaller. We review the credit ratings of our counterparties to derivative contracts on a regular basis and to date we have not experienced any non-performance by any of our various counterparties, currently BNP Paribas S.A., Bank of America Merrill Lynch and Commonwealth Bank of Australia. At December 31, 2011, our derivative instruments do not require either side to maintain collateral or margin accounts.

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

Endeavour International Corporation

Notes to Consolidated Financial Statements

(Amounts in thousands, except per unit data)

It is our policy to use authorized but unissued shares of stock when stock options are exercised. At December 31, 2011, we had approximately 1.2 million additional shares available for issuance pursuant to our existing stock incentive plan.

Adoption of New Accounting Standards

On June 30, 2009, we adopted the following new standard that did not have a material effect on our results of operations or financial position:

•	Subsequent events—Standards of accounting for and disclosure of events that occur after the balance sheet date but before the financial statements are issued.

On December 31, 2009, we adopted the following new standard that did not have a material effect on our results of operations or financial position:

•

Oil and gas modernization—Revised oil and gas reserve estimation and disclosure requirements. The accounting standards update revised the definition of proved oil and gas reserves to require that the average, first-day-of-the-month price during the 12-month period before the end of the year rather than the year-end price, must be used when estimating whether reserve quantities are economical to produce and when calculating the aggregate amount of (and changes in) future cash inflows related to the standardized measure of discounted future net cash flows.

On January 1, 2010, we adopted the following new standards without material effects on our results of operations or financial position:

•	Subsequent events—Amended standards of accounting for and disclosure of events that occur after the balance sheet date but before the financial statements are issued.

•	Fair value—New, expanded disclosures are required for recurring or nonrecurring fair-value measurements and the reconciliation of specific fair value measurements.

We are currently reviewing the following new 2011 standards to determine their effects on our results of operations or financial position:

•

Fair Value—In May 2011, the Financial Accounting Standards Board (“FASB”) issued a new accounting standard on fair value measurements that clarifies the application of existing guidance and disclosure requirements, changes certain fair value measurement principles and requires additional disclosures about fair value measurements. The standard is effective for interim and annual periods beginning after December 15, 2011. Early adoption is not permitted. We do not expect the adoption of this accounting guidance to have a material impact on our consolidated financial statements and related disclosures.

Endeavour International Corporation

Notes to Consolidated Financial Statements

(Amounts in thousands, except per unit data)

•

Comprehensive Income—In June 2011, the FASB issued guidance impacting the presentation of comprehensive income. The guidance eliminates the current option to report components of other comprehensive income in the statement of changes in equity or in a footnote to the financial statements. The guidance is intended to provide a more consistent method of presenting non-owner transactions that affect an entity’s equity. The guidance is effective for interim and annual periods beginning on or after December 15, 2011. We do not expect adoption of the comprehensive income presentation to have an impact on our financial position or results of operations.

•

Goodwill—In September 2011, the FASB amended the previously issued guidance on testing goodwill for impairment. The revised guidance provides entities with an option of performing a qualitative assessment prior to calculating the fair value of the reporting unit. The amended guidance is effective for annual and interim goodwill impairment tests that will be performed for fiscal years beginning after December 15, 2011. We do not expect the adoption of this amended guidance for goodwill impairment testing to have an impact on our financial position or on our consolidated financial statements and related disclosures.

Note 3 – Discontinued Operations

On May 14, 2009, we completed the Norway Sale for cash consideration of $150 million. We recognized a gain upon closing the Norway Sale of $47.0 million, after the allocation of $68 million of goodwill to the assets sold. As a result of the Norway Sale, we have classified the results of operations of our Norwegian subsidiary as discontinued operations for all periods presented. The following table details selected financial data for the assets included in the Norway Sale:

	$000.00	$000.00	$000.00
	Year Ended December 31,
	2011	2010	2009
Sales	$—	$—	$17,550

Income before Taxes	$—	$—	$4,654
Income Tax Expense	—	—	(5,428)

Loss from Operations	—	—	(774)
Gain on sale	—	—	47,308

Net Income from Discontinued Operations	$—	$—	$46,534

Endeavour International Corporation

Notes to Consolidated Financial Statements

(Amounts in thousands, except per unit data)

Note 4 – Comprehensive Income (Loss)

The following summarizes the components of comprehensive loss:

	Year Ended December 31,
	2011	2010	2009
Net income (loss)	$(130,995)	$56,531	$(40,995)

Related to derivative instruments, net of tax:
Reclassification adjustment for loss realized in net income (loss) above	—	—	1,194

Related to marketable securities, net of tax:
Reclassification adjustment for loss realized in net income (loss) above	—	—	72

Net impact on comprehensive income (loss)	—	—	1,266

Comprehensive income (loss)	$(130,995)	$56,531	$(39,729)

The components of accumulated other comprehensive income (loss) are:

	$(130,9	$(130,9	$(130,9
	Year Ended December 31,
	2011	2010	2009
Related to derivative instruments:
Balance at beginning of year	$—	$—	$(1,194)
Change during the year	—	—	1,194

Balance at end of year	—	—	—

Related to marketable securities:
Balance at beginning of year	—	—	(72)
Change during the year	—	—	72

Balance at end of year	—	—	—

Accumulated other comprehensive income	$—	$—	$—

Endeavour International Corporation

Notes to Consolidated Financial Statements

(Amounts in thousands, except per unit data)

Note 5 – Stock-Based Compensation Arrangements

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

At December 31, 2011, total compensation cost related to nonvested awards not yet recognized was approximately $ 5.1 million and is expected to be recognized over a weighted average period of less than two years. For the year ended December 31, 2011, we included approximately $ 1.1 million of stock-based compensation in capitalized G&A in property and equipment.

The fair value of each option award is estimated on the date of grant using the Black-Scholes option-pricing model. We did not grant any options during 2011 and 2010. The weighted average grant-date fair value of options granted during 2009 was $0.25. The following summarizes the weighted average of the assumptions used in the option-pricing model and the method for determining the assumptions:

	For the Year Ended December 31,
	2011	2010	2009	Method of Determining Assumptions
Risk-free rate	—	—	1.5%	U.S. treasury yield curve in effect at the time of grant for the duration of estimated term

Expected years until exercise	—	—	4.25	Historical data regarding option exercises and employee terminations

Expected stock volatility	—	—	56%	Historical Endeavour volatility for the length of the expected term

Dividend yield	—	—	—	Historical

Endeavour International Corporation

Notes to Consolidated Financial Statements

(Amounts in thousands, except per unit data)

Stock Options

Information relating to stock options, including notional stock options, is summarized as follows:

	Number of Shares Underlying Options	Weighted Average Exercise Price per Share	Weighted Average Contractual Life in Years	Aggregate Intrinsic Value
Balance outstanding January 1, 2011	464	$10.03
Exercised	(94)	5.58
Forfeited	(21)	12.95
Expired	(50)	23.60

Balance outstanding —December 31, 2011	299	$8.95	5.9	$432

Currently exercisable—December 31, 2011	267	$9.56	5.8	$276

Of options granted during 2009, 0.2 million options were granted pursuant to incentive plans which have been approved by our stockholders. All other stock options have been granted pursuant to stock option plans that were not subject to stockholder approval.

Information relating to stock options outstanding at December 31, 2011 is summarized as follows:

	$0,000,000	$0,000,000	$0,000,000	$0,000,000	$0,000,000
	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number of Options Outstanding	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price Per Share	Number Exercisable	Weighted Average Exercise Price Per Share
Less than $5.00	63	6.8	$3.78	31	$3.78
$5.00 - $10.00	159	6.2	8.34	159	8.34
$10.00 - $15.00	71	4.7	14.06	71	14.06
Greater than $15.00	6	4.4	18.97	6	18.97

Total	299	5.9	$8.95	267	$9.56

Restricted Stock

At December 31, 2011, our employees and directors held 0.8 million restricted shares of our common stock that vest over the service period of up to three years. The restricted stock awards were valued based on the closing price of our common stock on the measurement date, typically the date of grant, and compensation expense is recorded on a straight-line basis over the restricted share vesting period.

Endeavour International Corporation

Notes to Consolidated Financial Statements

(Amounts in thousands, except per unit data)

Status of the restricted shares as of December 31, 2011 and the changes during the year ended December 31, 2011 are presented below:

	Number of Shares	Weighted Average Grant Date Fair Value per Share
Balance outstanding—January 1, 2011	816	$7.39
Granted	418	13.07
Vested	(357)	7.62
Forfeited	(47)	7.77

Balance outstanding—December 31, 2011	830	$10.13

Total grant date fair value of shares vesting during the period	$2,850

Non-Cash stock-based compensation is recorded in G&A expenses or capitalized G&A as follows:

	Year Ended December 31,
	2011	2010	2009
G&A Expenses	$2,988	$3,191	$2,464
Capitalized G&A	1,051	988	573

Total non-cash stock-based compensation	$4,039	$4,179	$3,037

Note 6 – Earnings per Share

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

Endeavour International Corporation

Notes to Consolidated Financial Statements

(Amounts in thousands, except per unit data)

	$000,000	$000,000	$000,000
	Year Ended December 31,
	2011	2010	2009
Net income (loss) to common shareholders
Basic	$(132,969)	$54,304	$(62,206)
Add Effect of:
Preferred dividends	—	2,070	—

Diluted	$(132,969)	$56,374	$(62,206)

Weighted Average Number of Common Shares Outstanding:
Basic	35,957	23,252	18,613
Add Effect of:
Stock compensation grants and warrants	—	380	—
Preferred stock	—	5,254	—

Diluted	35,957	28,886	18,613

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

	$0,000,000	$0,000,000	$0,000,000
	For the Year Ended December 31,
	2011	2010	2009
Options, warrants and stock-based compensation	111	—	273
Convertible debt	11,078	5,691	5,329
Convertible preferred stock	4,229	—	5,714

Common shares potentially issuable	15,418	5,691	11,316

Endeavour International Corporation

Notes to Consolidated Financial Statements

(Amounts in thousands, except per unit data)

Note 7 – Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets consisted of the following:

	$0,00,000	$0,00,000
	December 31,
	2011	2010
Fair market value of commodity derivatives – current	$1,247	$709
Prepaid well and drilling costs	3,053	804
Prepaid insurance	1,346	1,039
Inventory	714	4,617
Deposits and other costs related to the COP Acquisition	9,064	—
Other	3,416	1,549

	$18,840	$8,718

Note 8 – Property and Equipment

Property and equipment included the following:

	December 31,
	2011	2010
Oil and gas properties under the full cost method:
Subject to amortization	$496,667	$389,575
Not subject to amortization:
Acquired in 2011	138,912	—
Acquired in 2010	47,208	67,612
Acquired in 2009	15,713	31,134
Acquired prior to 2009	56,501	62,684

	755,001	551,005
Computers, furniture and fixtures	6,421	4,222

Total property and equipment	761,422	555,227

Accumulated depreciation, depletion and amortization	(212,226)	(190,550)

Net property and equipment	$549,196	$364,677

The costs not subject to amortization include

•	values assigned to unproved reserves acquired,

•	exploration costs such as drilling costs for projects awaiting approved development plans or the determination of whether or not proved reserves can be assigned, and

•	other seismic and geological and geophysical costs.

Endeavour International Corporation

Notes to Consolidated Financial Statements

(Amounts in thousands, except per unit data)

These costs are transferred to the amortization base when it is determined whether or not proved reserves can be assigned to such properties. This analysis is dependent upon well performance, results of infield drilling, approval of development plans, drilling results and development of identified projects and periodic assessment of reserves. We expect acquisition costs excluded from amortization to be transferred to the amortization base over the next five years due to a combination of well performance and results of infield drilling relating to currently producing assets and the drilling and development of identified projects acquired, such as the Rochelle field. We expect exploration costs not subject to amortization to be transferred to the amortization base over the next three years as development plans are completed and production commences on existing discoveries including the Rochelle and Bacchus projects.

The following is a summary of our oil and gas properties not subject to amortization as of December 31, 2011:

Costs Incurred in the Year Ended December 31,
	2011	2010	2009	Prior to 2009	Total
Acquisition costs	$47,302	$24,891	$7,696	$9,358	$89,247
Exploration costs	78,817	22,317	8,017	47,143	156,294
Capitalized interest	12,793	—	—	—	12,793

Total oil and gas properties not subject to amortization	$138,912	$47,208	$15,713	$56,501	$258,334

During 2011, 2010 and 2009, we capitalized $13.3 million, $13.1 million and $7.8 million, respectively, in certain directly related employee costs. During 2011, 2010 and 2009, we capitalized $14.7 million, $3.9 million and $3.1 million, respectively, in interest.

During 2011, 2010 and 2009, we recorded $65.7 million, $7.7 million and $43.9 million, respectively, of impairment through the application of the full cost ceiling test. The 2011 impairment was primarily related to declines in U.S. gas prices and the impact of our determination that the likely economic returns in the future would not warrant further investment in our test wells in the Alabama area. Our decision to discontinue activities in that area resulted in the reclassification of related amounts as being evaluated for full cost accounting purposes.

The impairment during 2010 was also related to our U.S. oil and gas properties, pre-tax, and was primarily due to the declaration of two wells as dry holes during the first quarter of 2010 – the Alligator Bayou well which was spud in 2008 and a well under a participation agreement. During 2009, our impairment related to both our U.S. and U.K. properties as a result of steep declines in commodity prices.

Endeavour International Corporation

Notes to Consolidated Financial Statements

(Amounts in thousands, except per unit data)

Assets Acquisitions

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

During 2010, we also acquired interests in an exploratory gas shale play in Alabama with an initial net investment of approximately $8.0 million. During the third quarter of 2011, we completed our analysis of our test wells in the Alabama area and determined that the likely economic returns in the future would not warrant further investment and therefore reclassified these amounts as evaluated for full cost accounting purposes.

On February 23, 2011, we closed our acquisition of an additional 20% working interest in the Bacchus field for approximately $9.2 million in cash paid at closing and approximately $6.2 million in cash paid in 2012. In addition, we paid capital costs incurred by the seller of $9.4 million. Following the acquisition, we hold an aggregate 30% working interest in the Bacchus field.

Asset Disposition

On October 19, 2010, we completed the Cygnus Sale for $110 million in cash, and recorded a gain of $87 million. The cash proceeds were not burdened by any current taxes payable and are being primarily used to accelerate our development projects.

Pending Acquisition

On December 23, 2011, we entered into a Sale and Purchase Agreement, through its wholly owned subsidiary Endeavour Energy UK Limited (“EEUK”), with ConocoPhillips (U.K.) Limited, ConocoPhillips Petroleum Limited and ConocoPhillips (U.K.) Lambda Limited, subsidiaries of ConocoPhillips to acquire their interest in three producing U.K. oil fields in the Central North Sea for $330 million (the “COP Acquisition”).

Endeavour International Corporation

Notes to Consolidated Financial Statements

(Amounts in thousands, except per unit data)

The producing assets to be purchased include the following net working interests:

Field Name	Block	Net Working Interest
Alba	16/26a	23.43%	(1)
MacCulloch	15/24b	40.00%
Nicol	15/25a	18.00%

(1)	We currently have a 2.25% working interest in the Alba field which will increase to 25.68% upon consummation of the COP Acquisition.

The Purchase Agreement provides for the possibility that completion of this acquisition may occur individually for each field and we expect to close the Alba field portion by March 31, 2012. In addition to customary closing conditions, the purchase is subject to approval of governmental regulatory authorities and partner consents. The consideration for the acquisition is $330 million, including approximately $94 million of tax attributes, and may be adjusted for customary purchase price adjustments.

Note 9 – Goodwill

In connection with the several business acquisitions, we recorded goodwill for the excess of the purchase price over the value assigned to individual assets acquired and liabilities assumed. There have been no changes in goodwill during the year ended December 31, 2011 or 2010.

Note 10 – Other Assets

Other long-term assets consisted of the following at December 31:

	00000000	00000000
	2011	2010
Intangible assets – workforce in place:
Gross	$—	$4,800
Accumulated amortization	—	(4,475)

Net intangible assets	—	325

Debt issuance costs	23,460	23,702
Deposits and other costs related to SM Energy 6,723	6,000	—
Fair market value of long-term portion of derivatives	—	1,611
Other 201	924	257

	$30,384	$25,895

Endeavour International Corporation

Notes to Consolidated Financial Statements

(Amounts in thousands, except per unit data)

Intangible assets represented the purchase price allocated to the assembled workforce as a result of an acquisition and was amortized over its estimated life using the straight-line method. The intangible assets were fully amortized during 2011.

Debt issuance costs are amortized over the life of the related debt obligation. During 2011, we incurred $11.4 million in debt issuance costs related to the issuance of our Senior Term Loan. See Note 12 for additional discussion.

Note 11 – Accrued Expenses

We had the following accrued expenses and other current liabilities outstanding:

	December 31,
	2011	2010
Foreign taxes payable	$445	$4,333
Accrued interest	3,186	2,234
Preferred dividends	1,459	1,301
Accrued compensation	4,671	6,681
Current portion of asset retirement obligations	2,078	6,405
Development asset accrual	6,160	—
Other	2,550	1,688

	$20,549	$22,642

Endeavour International Corporation

Notes to Consolidated Financial Statements

(Amounts in thousands, except per unit data)

Note 12 – Debt Obligations

Our debt consisted of the following at December 31:

	2011	2010
Senior term loan, 15% fixed rate, due 2013	$240,349	$161,371
Convertible senior notes, 5.5% fixed rate, due 2016	135,000	—
Convertible bonds, 11.5% until March 31, 2014 and 7.5% thereafter, due 2016	62,523	55,821
Subordinated notes, 12% fixed rate, due 2014	32,012	51,132
Senior notes, 6% fixed rate, due 2012	—	81,250

	469,884	349,574
Less: debt discount	(2,506)	(4,268)
Less: current maturities	(12,350)	(21,600)

Long-term debt	$455,028	$323,706

Standby letters of credit outstanding for abandonment liabilities	$31,724	$31,726

Principal maturities of debt at December 31, 2011 are as follows:

2012	$12,350
2013	247,999
2014	12,012
2015	—
2016	197,523
Thereafter	—

Senior Term Loan

In August 2010, we entered into a credit agreement with Cyan Partners, LP (“Cyan”), as administrative agent, and various lenders for the Senior Term Loan, in the aggregate amount of $150 million, which was subsequently increased to $235 million. We paid $25.4 million in financing costs related to the issuance of the Senior Term Loan. The Senior Term Loan has a three-year term and matures on August 16, 2013.

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

Endeavour International Corporation

Notes to Consolidated Financial Statements

(Amounts in thousands, except per unit data)

The Senior Term Loan obligates us to pay annual cash interest of 12%. In addition, we are obligated to pay an additional 3% in annual interest “in-kind” (“PIK Interest”) through an increase in the outstanding principal amount of the Senior Term Loan. We have the ability to pay the PIK Interest in cash at our option. We paid Cyan certain fees in the aggregate amount of $18 million. Concurrent with the closing of the Senior Term Loan, Cyan purchased nine million shares of our common stock from us. See Note 15 for additional discussion on this purchase of our common stock.

Before August 15, 2012, we may voluntarily prepay any portion of or all amounts outstanding under the Senior Term Loan at 103% of principal. For prepayments on or after August 16, 2012, the additional prepayment fee will be 1% of the principal amount of the amount outstanding under the Senior Term Loan.

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

•

a specified minimum EBITDAX for each four-quarter period, ranging from $20,000,000 for the four-quarter period ending December 31, 2011 to $200,000,000 for the four-quarter period ending June 30, 2013;

•	a minimum Reserve Coverage Ratio, as defined, of not less than 3.00:1.00; and

•	a PDP Coverage Ratio, as defined, of not less than 0.25:1.00 on or prior to March 31, 2012 and not less than 0.50:1.00 after March 31, 2012.

The Senior Term Loan contains various covenants that limit our ability, among other things, to: grant liens; pay dividends; and make investments or loans. We are also obligated to maintain our traditional hedging policies and program. See Note 19 for additional discussion.

The Senior Term Loan also contains customary events of default. If an event of default exists under the Senior Term Loan, the administrative agent has the ability to accelerate the maturity of the loan and exercise other rights and remedies.

In February 2011, we amended our Senior Term Loan due 2013 to increase the security reserved for potential letters of credit from $25 million to $35 million. In July 2011, we secured new letters of credit that allowed us to release the $33 million of restricted cash that served as collateral for previous letters of credit.

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

•	an amendment to the negative pledge provision to allow us to provide up to $10 million of cash margin to secure hedging obligations; and

•	an extension by one additional quarter to the scheduled step up in the minimum secured debt coverage ratio.

See Note 23 “Subsequent Events, for discussion of an amendment to the Senior Term Loan made subsequent to December 31, 2011 and our plans to repay the Senior Term Loan in its entirety with proceeds from a senior note offering.

5.5% Convertible Senior Notes

In July 2011, we issued $135 million aggregate principal amount of our 5.5% Convertible Senior Notes due July 15, 2016. Interest on these notes will be payable semiannually at a rate of 5.5% per annum, commencing on January 15, 2012. The 5.5% Convertible Senior Notes are convertible into shares of our common stock at an initial conversion rate of 54.019 shares (equivalent to $18.51 per share) of common stock per $1,000 principal amount of the notes, subject to certain anti-dilution adjustments. In addition, following certain Make-Whole Fundamental Changes, as defined, we will increase the conversion rate for a holder who elects to convert its 5.5% Convertible Senior Notes.

The 5.5% Convertible Senior Notes are unsecured but guaranteed by our existing material domestic subsidiaries. We may not redeem the 5.5% Convertible Senior Notes prior to their maturity, and we do not intend to file a shelf registration statement for the resale of the 5.5% Convertible Senior Notes or the shares of our common stock issuable upon conversion of the 5.5% Convertible Senior Notes, if any. The indenture governing the 5.5% Convertible Senior Notes provides for customary events of default.

If we undergo a “fundamental change” as defined, the holders of the 5.5% Convertible Senior Notes have the right, subject to certain conditions, to redeem the 5.5% Convertible Senior Notes and accrued interest. The 5.5% Convertible Senior Notes may become immediately due upon the occurrence of certain events of default, as defined.

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

Two derivatives are associated with the conversion and change in control features of the 11.5% Convertible Bonds. At December 31, 2011, the combined fair market value of these derivatives is $13.7 million, reflecting a $14.1 million decrease during 2011 that was recorded in unrealized gains (losses) on derivatives.

On March 11, 2011, we entered into an amendment to the Trust Deed related to our 11.5% Convertible Bonds due 2014. The amendment provided for:

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

Subordinated Notes

In November 2009, we entered into Stock Redemption Agreements with each of the holders of our outstanding shares of Series C Preferred Stock whereby we redeemed 60% of the outstanding shares of Series C Preferred Stock, for face value of $75 million, and amended the terms of the remaining shares of Series C Preferred Stock. The redemption price consisted of a $25 million cash payment and the issuance of $50 million Subordinated Notes.

Endeavour International Corporation

Notes to Consolidated Financial Statements

(Amounts in thousands, except per unit data)

The Subordinated Notes bear interest at an annual rate of 10%, plus 2% capitalized to the outstanding principal amount. We pay interest, in cash, on the unpaid principal amount of the Subordinated Notes quarterly on March 31, June 30, September 30 and December 31 of each year. The Subordinated Notes are payable over four years commencing in March 2011, but may be prepaid at any time at face value. The Subordinated Notes are unsecured and subordinated to our outstanding obligations under our Senior Term Loan and rank on parity with our other existing debt obligations.

6% Senior Notes

During 2005, we issued in a private offering $81.25 million aggregate principal amount of convertible senior notes due in January 2012, bearing interest at a rate of 6.00% per annum. On April 20, 2011, we redeemed all $81.25 million of the outstanding 6% Senior Notes due 2012 with a portion of the proceeds from our common stock offering completed in March 2011. The redemption was made at a price of 100% of the Senior Notes’ principal amount, plus accrued and unpaid interest to the redemption date.

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

Fair Value

The fair value of our outstanding debt obligations was $419.8 million and $361 million at 2011 and 2010, respectively. The fair values of long-term debt were determined based upon external market quotes for our Senior Notes and Convertible Senior Notes and discounted cash flows for other debt.

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

See Note 23 “Subsequent Events, for discussion of waivers and amendments to the LC Agreement made subsequent to December 31, 2011.

Senior Note Offering

See Note 23 “Subsequent Events, for discussion of a senior note offering made subsequent to December 31, 2011.

Endeavour International Corporation

Notes to Consolidated Financial Statements

(Amounts in thousands, except per unit data)

Note 13 – Income Taxes

The income (loss) before income taxes and the components of the income tax expense (benefit) recognized on the Consolidated Statement of Income are as follows:

(Amounts in thousands)	U.K.	U.S.	Other	Total Continuing Operations	Discontinued Operations - Norway	Total
Year Ended December 31, 2011:

Net income (loss) before taxes	$(9,806)	$(99,409)	$5,281	$(103,934)	$—	$(103,934)

Current tax expense	5,926	4	15	5,945	—	5,945
Deferred tax expense related to U.K. tax rate change	25,424	—	—	25,424	—	25,424
Deferred tax benefit	(4,308)	—	—	(4,308)	—	(4,308)

Total tax expense	27,042	4	15	27,061	—	27,061

Net income (loss) after taxes	$(36,848)	$(99,413)	$5,266	$(130,995)	$—	$(130,995)

Year Ended December 31, 2010:

Net income (loss) before taxes	$90,160	$(30,978)	$(3,439)	$55,743	$—	$55,743

Current tax (benefit) expense	2,734	—	(154)	2,580	—	2,580
Deferred tax benefit	(2,388)	—	(929)	(3,317)	—	(3,317)
Foreign currency gains on deferred tax liabilities	—	—	(51)	(51)	—	(51)

Total tax expense	346	—	(1,134)	(788)	—	(788)

Net income (loss) after taxes	$89,814	$(30,978)	$(2,305)	$56,531	$—	$56,531

Year Ended December 31, 2009:

Net income (loss) before taxes	$(52,041)	$(31,167)	$(11,479)	$(94,687)	$51,963	$(42,724)

Current tax (benefit) expense	(5,739)	40	(26)	(5,725)	(603)	(6,328)
Deferred tax (benefit) expense	(20,260)	(20)	(35)	(20,315)	4,791	(15,524)
Foreign currency losses on deferred tax liabilities	18,882	—	—	18,882	1,241	20,123

Total tax (benefit) expense	(7,117)	20	(61)	(7,158)	5,429	(1,729)

Net income (loss) after taxes	$(44,924)	$(31,187)	$(11,418)	$(87,529)	$46,534	$(40,995)

Endeavour International Corporation

Notes to Consolidated Financial Statements

(Amounts in thousands, except per unit data)

Effective Tax Rate Reconciliation

The following table presents the principal reasons for the difference between our effective tax rates and the United States federal statutory income tax rate of 35%.

	Year Ended December 31,
	2011	2010	2009
Federal income tax expense (benefit) at statutory rate	$(36,378)	$19,500	$(33,141)
Taxation of foreign operations 3,252	3,254	(579)	1,572
Tax-free gain on sale of reserves in place	—	(30,510)	—
Change in valuation allowance —U.S.	24,604	(2,252)	10,464
Foreign tax benefit from foreign currency tax law change	—	—	(5,400)
U.K. Tax increase from tax law change 25,389	25,424	—	—
Foreign currency (gain) loss on deferred taxes	—	(50)	18,882
Deemed foreign dividend of wholly owned subsidiaries	8,572	11,466	—
Disallowed executive compensation	1,585	765	—
Other	—	872	465

Income Tax Expense, continuing operations	27,061	(788)	(7,158)
Discontinued operations—Norway	—	—	5,429

Total Income Tax Expense	$27,061	$(788)	$(1,729)

Effective Income Tax Rate	-26%	-1%	8%

During 2011, 2010 and 2009, we incurred taxes primarily related to our operations in the U.K. and our discontinued operations in Norway during 2009. In 2011, 2010 and 2009 we had a loss before taxes of $99.4 million, $31.0 million and $31.2 million, respectively, in the U.S. and we did not record any income tax benefits on these losses as there was no assurance that we could generate any future U.S. taxable earnings. As a result, we recorded a valuation allowance on the full amount of all deferred tax assets generated in the U.S.

Deferred Tax Assets and Liabilities

Deferred income taxes result from the net tax effects of temporary timing differences between the carrying amounts of assets and liabilities reflected on the financial statements and the amounts recognized for income tax purposes. The tax effects of temporary differences that give rise to significant portions of deferred tax assets and liabilities are as follows at December 31:

Endeavour International Corporation

Notes to Consolidated Financial Statements

(Amounts in thousands, except per unit data)

	2011	2010
Deferred tax asset:
Deferred compensation	$5,859	$6,129
Unrealized loss on commodity derivative instruments	1,260	936
Asset retirement obligation	—	1,324
Net operating loss and capital loss carryforward	157,570	57,548
Unrealized loss on embedded derivative instruments	4,005	8,343

Total deferred tax assets	168,694	74,280
Less valuation allowance	(58,532)	(37,807)

Total deferred tax assets after valuation allowance	110,162	36,473

Deferred tax liability:
Property, plant and equipment	(209,679)	(104,672)
Asset retirement obligation	(7,550)	—
Unrealized gain on derivative instruments	—	(825)
Petroleum revenue tax, net of tax benefit	(229)	(488)
Debt discount	(752)	(1,281)
Other	(7,711)	(6,407)

Total deferred tax liabilities	(225,921)	(113,673)

Net deferred tax liability	$(115,759)	$(77,200)

Tax Attributes

At December 31, 2011, we had the following tax attributes available to reduce future income taxes:

		As of December 31,
		2011		2010
	Types of Tax Attributes	Years of Expiration	Carry- forward Amount	Years of Expiration	Carry- forward Amount
U.K.
Corporate tax	NOL	Indefinite	$228,701	Indefinite	$81,767
Supplemental Corporate tax	NOL	Indefinite	159,316	Indefinite	40,305

U.S.
Corporate Income tax	NOL	2023 -2031	106,535	2023-2030	69,392
Capital gains tax	Capital loss	2015	1,848	2015	1,848

Endeavour International Corporation

Notes to Consolidated Financial Statements

(Amounts in thousands, except per unit data)

As of December 31, 2011, the U.K. tax attributes shown above have been recognized for financial statement reporting purposes to reduce deferred tax liability.

Valuation Allowances and Unrecognized Tax Benefits

Recognition of the benefits of the deferred tax assets requires that we generate future taxable income. In the U.S., there can be no assurance that we will generate any earnings or any specific level of earnings in future years. Therefore, we have established a valuation allowance for deferred tax assets of approximately $58.5 million, $37.8 million and $38.8 million as of December 31, 2011, 2010 and 2009, respectively, primarily related to our U.S. operations. During 2011, the valuation allowance in the U.S. increased $24.6 million due to net operating losses and decreased $3.9 million in other jurisdictions. During 2010, the valuation allowance in the U.S. decreased $2.2 million due to net revisions of the net operating loss and increased $1.3 million for net operating losses in other jurisdictions. During 2009, the valuation allowance in the U.S. increased $10.5 million due to net operating losses and increased $4.6 million in other jurisdictions.

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

As of December 31, 2011, we believe that no current tax positions that have resulted in unrecognized tax benefits will significantly increase or decrease within the next year.

The following tax years remain subject to examination:

Tax Jurisdiction
U.K.	2010

All others	2010 - 2008

Endeavour International Corporation

Notes to Consolidated Financial Statements

(Amounts in thousands, except per unit data)

Foreign Earnings and Credits

As of December 31, 2011, we had unremitted earnings in our foreign subsidiaries. If these unremitted earnings had been dividend to the U.S., the U.S. NOL’s not subject to the limitations mentioned above would be fully available to offset any incremental U.S. federal income tax. Further, the foreign tax credits associated with the unremitted earnings would be sufficient to offset any incremental U.S. tax liabilities associated with the dividend.

Note 14 – Other Liabilities

Other liabilities included the following:

	December 31,
	2011	2010
Asset retirement obligations	$45,180	$36,592
Long-term derivative liabilities	16,068	27,810
Other	—	525

Total Other Liabilities	$61,248	$64,927

Our asset retirement obligations relate to obligation of the plugging and abandonment of oil and gas properties. The asset retirement obligation is recorded at fair value and accretion expense, recognized over the life of the property, increases the liability to its expected settlement value. If the fair value of the estimated asset retirement obligation changes, an adjustment is recorded for both the asset retirement obligation and the asset retirement cost. The following table provides a rollforward of the asset retirement obligations for the year ended December 31, 2011 and 2010:

Endeavour International Corporation

Notes to Consolidated Financial Statements

(Amounts in thousands, except per unit data)

	Year Ended
	December 31,
	2011	2010
Asset retirement obligations, beginning of year	$42,997	$47,362
Increase due to revised estimates	14,609	2,949
Accretion expense	4,478	4,591
Impact of foreign currency exchange rate changes	430	(2,397)
Payments	(15,256)	(9,508)

Asset retirement obligations, end of year	47,258	42,997
Less: current portion of asset retirement obligations	(2,078)	(6,405)

Long-term asset retirement obligations	$45,180	$36,592

Endeavour International Corporation

Notes to Consolidated Financial Statements

(Amounts in thousands, except per unit data)

Note 15 – Equity

The activity in shares of our common and preferred stock during 2011, 2010 and 2009 included the following:

	Year Ended December 31,
	2011	2010	2009
Common Stock:
Outstanding at the beginning of the year	24,784	18,803	18,368
Issuance of common stock	11,531	4,638	—
Exercise of stock options	93	23	24
Conversion of preferred stock	914	572	—
Issuance of stock based compensation	341	748	411

Outstanding at the end of the year	37,663	24,784	18,803

Series B Preferred Stock:
Outstanding at the end of the year	20	20	20

Convertible Preferred Stock:
Outstanding at the beginning of the year	45	50	125
Conversion to common stock	(8)	(5)	—
Redemptions	—	—	(75)

Outstanding at the end of the year	37	45	50

Treasury Stock:
Outstanding at the beginning of the year	(72)	(72)	(47)
Purchase of treasury shares for stock vesting	—	—	(25)

Outstanding at the end of the year	(72)	(72)	(72)

Common Stock

The Common Stock is $0.001 par value common stock, 64,285,714 shares authorized.

In March 2011, we completed an underwritten public offering of 11.5 million shares of common stock at a price of $11.00 per common share ($10.34 per common share, net of underwriting discounts) for net proceeds of $118.4 million. In April 2011, we used a portion of the offering proceeds to redeem all $81.25 million of our outstanding 6% Senior Notes.

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

In August 2010, in connection with the issuance of the Senior Term Loan, we completed a registered direct offering of common stock pursuant to a Common Stock Purchase Agreement with Cyan to sell 1.3 million shares of our common stock, par value $0.001 per share, for aggregate net cash consideration of approximately $10.1 million, after deducting expenses. The purchase price per share was $7.91, the closing price of our common stock on the NYSE Amex on August 13, 2010. We intend to use the net proceeds from this offering for general corporate purposes.

In February 2010, we completed a private placement of our common stock pursuant to a Common Stock Purchase Agreement with existing stockholders, certain directors and other third-party investors, thereby selling 3.4 million shares of our common stock, for aggregate net cash consideration of approximately $20.5 million. The purchase price per share was $6.30, the closing price of our common stock on the NYSE Amex on February 3, 2010. The net proceeds from this private placement were used to partially fund our 2010 capital budget.

During 2010, we issued inducement grants of 85,715 shares of our restricted common stock, upon commencement of employment of one executive officer.

New York Stock Exchange Listing of Common Stock

On March 15, 2011, we completed the transfer of the primary listing for our common stock from the NYSE Amex to the New York Stock Exchange under the symbol “END.”

Series C Convertible Preferred Stock

In 2006, we issued the Series C Preferred Stock. At December 31,2011 we had 37,000 shares of Series C Convertible Preferred Stock outstanding, convertible into 4.2 million shares of common stock. The Series C Preferred Stock is convertible into common stock at any time at the option of the preferred stock investors, at a conversion price of $8.75. Dividends on the Series C Preferred Stock are:

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

In January 2010, we and the holders of our outstanding Series C Convertible Preferred Stock corrected a technical oversight in the Subscription and Registration Rights Agreement for our Series C Preferred Stock. The amendment aligns the number of common shares reserved for the potential conversion of the Series C Preferred Stock to the terms of the Series C Convertible Preferred Stock after our partial redemption in November 2009. In March 2010, we also amended the Certificate of Designation for the Series C Preferred Stock and the $50 million subordinated notes issued to the holders of the Series C Preferred Stock to make certain technical changes that align certain definitions and provisions relating to potential repurchases of securities by us.

During 2011, holders of a portion of our Series C Convertible Preferred Stock converted 8,000 preferred shares, with a face value of $8 million, into 0.9 million shares of our common stock. In 2010, a combined 5,000 shares of our Series C Preferred Stock were converted into 0.6 million shares of our common stock.

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

Note 16 – Supplementary Cash Flow Disclosures

Cash paid during the period for interest and income taxes was as follows:

	Year Ended December 31,
	2011	2010	2009
Interest paid	$31,928	$18,668	$7,074

Income taxes paid (refunded)	$9,427	$(172)	$4,738

Non-Cash Investing and Financing Transactions

As discussed in Note 15, in 2011, a combined 8,000 shares of our Series C Preferred Stock were converted into 0.9 million shares of our common stock. In addition, during 2009, we redeemed 60% of the outstanding shares of Series C Preferred Stock, for face value of $75 million with a $25 million cash payment and the issuance of $50 million Subordinated Notes.

We recorded $11.4 million in preferred stock dividends in 2009 for a non-cash valuation under fair value accounting relating to the redemption and modification of our Series C Preferred Stock.

In 2011, 2010 and 2009, we recorded $12.8 million, $8.8 million and $5.5 million, respectively, in non-cash interest expense that was added to the principal balance of the 11.5% Convertible Bonds, the $50 million Subordinated Notes and the Senior Term Loan.

Endeavour International Corporation

Notes to Consolidated Financial Statements

(Amounts in thousands, except per unit data)

Note 17 – Financial Instruments

	December 31, 2011		December 31, 2010
	Fair Value	Carrying Value	Fair Value	Carrying Value
Assets:
Derivative instruments	$1,247	$1,247	$2,320	$2,320
Liabilities:
Debt	419,847	455,028	360,844	323,706
Derivative instruments	16,067	16,067	27,810	27,810

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

Note 18 – Fair Value Measurements

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

We apply fair value measurements to certain assets and liabilities including commodity derivative instruments and embedded derivatives relating to conversion and change in control features in certain of our debt instruments. We seek to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value.

Financial assets and liabilities are classified based on the lowest level of input that is significant to the fair value measurement. The following table summarizes the valuation of our investments and financial instruments by pricing levels as of December 31, 2011:

	Quoted Market Prices in Active Markets - Level 1	Significant Other Observable Inputs - Level 2	Significant Unobservable Inputs - Level 3	Total Fair Value
Oil and gas derivative contracts:
Oil and gas puts	$—	$1,038	$209	$1,247
Embedded derivatives	—	—	(16,067)	(16,067)

Total derivative liabilities	$—	$1,038	$(15,858)	$(14,820)

Our commodity derivative contracts were measured using models that consider various inputs including current market and contractual prices for the underlying instruments, quoted forward prices for natural gas and crude oil, volatility factors and interest rates, such as a LIBOR curve for a similar length of time as the derivative contract term. The inputs for the fair value models for our oil puts were all observable market data and these instruments have been classified as Level 2. Although we utilized the same option pricing models to assess the the fair values of our gas puts, an active futures market does not exist for our U.K. gas derivatives. We based the inputs to the option models for our U.K. gas derivatives on observable market data in other markets to verify the reasonableness of the counterparty quotes. These U.K. gas derivatives are classified as Level 3.

Endeavour International Corporation

Notes to Consolidated Financial Statements

(Amounts in thousands, except per unit data)

The following is a reconciliation of changes in fair value of net derivative assets and liabilities classified as Level 3:

	Year Ended December 31,
	2011	2010
Balance at beginning of period	$(26,703)	$(28,843)
Total gains or losses (realized/unrealized)
Included in earnings	11,428	1,348
Purchases	1,239	—
Settlements	(1,822)	792

Balance at end of period	$(15,858)	$(26,703)

Changes in unrealized gains (losses) relating to derivatives assets and liabilities still held at the end of the period	$11,428	$1,348

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

Endeavour International Corporation

Notes to Consolidated Financial Statements

(Amounts in thousands, except per unit data)

Note 19 – Derivative Instruments

We have oil and gas commodity derivatives and embedded derivatives related to debt instruments at December 31, 2011 and 2010. The fair market value of these derivative instruments is included in our balance sheet as follows:

	December 31,
	2011	2010
Derivatives not designated as hedges:
Oil and gas commodity derivatives:
Assets:
Prepaid expenses and other current assets	$1,247	$709
Other assets - long term	—	1,296

	$1,247	$2,005
Embedded derivatives related to debt instrument:
Assets:
Other assets - long term	$—	$315
Liabilities:
Other liabilities - long-term	(16,067)	(27,810)

As of December 31, 2011, our outstanding commodity derivatives covered approximately 304 Mbbl of oil and 548 MMcf of gas cumulative through 2010 and consist of fixed price puts. If all counterparties failed to perform, our maximum loss would be $1.2 million as of December 31, 2011.

Endeavour International Corporation

Notes to Consolidated Financial Statements

(Amounts in thousands, except per unit data)

The effect of the derivatives not designated as hedges on our results of operations was as follows:

	Year Ended December 31,
	2011	2010	2009
Derivatives not designated as hedges:
Oil and gas commodity derivatives
Realized gains (losses)	$—	$(11,753)	$35,422
Unrealized gains (losses)	(3,050)	10,943	(43,791)

	(3,050)	(810)	(8,369)
Embedded derivatives related to debt and equity instruments
Unrealized gains (losses)	$11,428	$1,348	$(11,807)

The effect of derivatives designated as cash flow hedges on our results of operations and other comprehensive income was as follows:

		Year Ended December 31,
	Location of Reclassification into Income	2011	2010	2009
Interest rate swap
(Gain) loss reclassified from accumulated other comprehensive income into income	Interest expense	—	—	1,194

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

Note 20 – Commitments and Contingencies

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

Endeavour International Corporation

Notes to Consolidated Financial Statements

(Amounts in thousands, except per unit data)

Terminated Acquisition of Marcellus Assets

On July 17, 2011, we entered into agreements with SM Energy Company and certain other sellers named therein for the purchase of oil and gas leases, producing properties, geophysical data, a pipeline and related assets in the Marcellus shale play in Pennsylvania for aggregate consideration of approximately $110 million. We terminated the agreements on December 14, 2011, based on our conclusion that (i) the title defects we identified, after analyzing SM Energy’s responses to the notice of defects and valuation of the defects, exceeded the contractual threshold of 15% of the purchase price for the applicable asset group ($85 million); and (ii) the condition of the pipeline was not in compliance with applicable regulatory standards, which would constitute a material violation of a representation and warranty contained in the applicable SM Purchase Agreement.

SM Energy filed a lawsuit against us in Texas state court on December 20, 2011 alleging that we breached the SM Purchase Agreements by terminating them and refusing to close on the transactions. Specifically, SM Energy has alleged, among other things, that most of our asserted title defects are without merit and, in any event, would not exceed 15% of the applicable purchase price. SM Energy seeks the award of unspecified actual damages, including costs and reasonable attorney’s fees, and specific performance. On January 17, 2012, we filed an answer and counterclaim denying the allegations and seeking the return of our $6 million deposit, which we believe we are entitled to recover pursuant to the terms of the SM Purchase Agreements, and for the damages that we suffered as a result of SM Energy’s misrepresentations. We intend to contest the case vigorously.

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

We also have a rig commitment for the drilling of the two Rochelle production wells in the spring of 2012.

Endeavour International Corporation

Notes to Consolidated Financial Statements

(Amounts in thousands, except per unit data)

Operating Leases

At December 31, 2011, we have leases for office space and equipment with lease payments as follows:

$000,000
2012	$1,232
2013	1,001
2014	758
2015	787
2016	816
Thereafter	243

Note 21 – Segment and Geographic Information

We have determined we have one reportable operating segment being the acquisition, exploration and development of oil and gas properties. Our operations are conducted in geographic areas as follows:

	2011		2010		2009
	Revenue	Long- lived Assets	Revenue	Long- lived Assets	Revenue	Long- lived Assets
United States	$18,337	$139,236	$11,174	$115,114	$1,627	$46,172
United Kingdom	41,754	650,943	60,501	486,467	60,666	436,016
Other	—	1,287	—	877	—	1,607

Continuing Operations	60,091	791,466	71,675	602,458	62,293	483,795
Discontinued operations - Norway	—	—	—	—	17,550	—

Total	$60,091	$791,466	$71,675	$602,458	$79,843	$483,795

Total International	$41,754	$652,230	$60,501	$487,344	$78,216	$437,623

Endeavour International Corporation

Notes to Consolidated Financial Statements

(Amounts in thousands, except per unit data)

Note 22 – Quarterly Financial Data (Unaudited)

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
	2011 (1)
Revenues	$14,104	$19,053	$10,302	$16,632
Operating expenses	16,077	18,304	42,524	50,800
Operating profit (loss)	(1,973)	749	(32,222)	(34,168)
Net loss to common stockholders	(8,002)	(16,110)	(63,756)	(45,101)
Net loss per common share—basic and diluted	(0.30)	(0.42)	(1.63)	(1.15)

	2010(2)
Revenues	$13,721	$21,532	$19,849	$16,573
Operating expenses	20,625	15,582	16,529	17,613
Operating profit (loss)	(6,904)	5,950	3,320	(1,041)
Net income (loss) to common stockholders	(15,779)	58	(12,238)	82,263
Net income (loss) per common share:
Basic	(0.11)	—	(0.07)	3.34
Diluted	(0.11)	—	(0.07)	2.37

(1)	Includes impairments of oil and gas properties of $28.8 million and $36.9 million, for the third and fourth quarter of 2011, respectively.

(2)	Includes impairments of oil and gas properties of $7.7 million, for the first quarter of 2010 and gain on sale of reserves in place of $87.2 million in the fourth quarter of 2010.

Note 23 – Subsequent Events

Senior Note Offering

On February 23, 2012, we closed the private placement of $350 million aggregate principal amount of 12% first priority notes due 2018 (the “First Priority Notes”) and $150 million aggregate principal amount of 12% second priority notes due 2018 (the “Second Priority Notes,” and, together with the First Priority Notes, the “2018 Notes”). Each series of 2018 Notes was priced at 96% of par, at a yield to maturity of 12.975% for the First Priority Notes and 12.954% for the Second Priority Notes, respectively. We intend to use the net proceeds from the 2018 Notes to fund the COP Acquisition, to repay all amounts outstanding under our Senior Term Loan due 2013 and for general corporate purposes. Prior to the closing of the acquisition in the North Sea, the net proceeds of the offering are held in an escrow account. The COP Purchase

Endeavour International Corporation

Notes to Consolidated Financial Statements

(Amounts in thousands, except per unit data)

Agreement provides for the possibility that the COP Acquisition may close in multiple stages. If we close the Alba Acquisition, which constitutes the majority of the value in the COP Acquisition, the full amount of proceeds will be released from escrow.

We have also received a commitment for a senior secured bridge facility; however, we would only expect to draw on the facility to the extent we are otherwise unable to fund the COP Acquisition and the repayment of the Senior Term Loan, including with the proceeds of the 2018 Notes and cash on hand.

Amendment to Senior Term Loan

On January 18, 2012, we and our wholly owned subsidiary, Endeavour Energy UK Limited (“EEUK”), entered into a Consent and Fourth Amendment to Credit Agreement, U.S. Security Agreement and Subsidiaries Guaranty (the “Amendment”) with Cyan Partners, LP, as administrative agent, and certain lenders party thereto (the “Senior Term Loan”).

The primary provisions of the Amendment include the (i) consent and approval for the Company to issue up to $500 million of senior unsecured notes, (ii) exclusion of up to $500 million of senior unsecured notes, if any, from certain financial covenants and (iii) amendments to certain existing financial covenants, including a reduction in the minimum consolidated EBITDAX requirement to $20,000,000 for each of the test periods ended December 31, 2011 and March 31, 2012 and an extension of the increase in the minimum PDP coverage ratio from 0.25:1.00 to 0.50:100 after March 31, 2012.

Letter of Credit Agreement

Subsequent to December 31, 2011, we entered into waivers and amendments for our letter of credit facility agreement with Commonwealth Bank of Australia (“CBA”). The primary provisions include (i) an amendment and waiver for certain existing financial covenants, including the minimum EBITDAX covenant and (ii) CBA’s consent to the issuance of up to $525 million of senior unsecured notes, and the escrow of the proceeds therefrom, including the exclusion of such proceeds from any requirement to grant a security interest in favor of CBA and the exclusion of the notes from the financial covenant calculations while the proceeds are held in escrow. The waiver includes express provisions to enable us to complete our previously disclosed acquisition of North Sea assets from several subsidiaries of ConocoPhillips.

Endeavour International Corporation

Notes to Consolidated Financial Statements

(Amounts in thousands, except per unit data)

Note 24 – Supplemental Oil and Gas Disclosures (Unaudited)

Capitalized Costs Relating to Oil and Gas Producing Activities
	United Kingdom	United States	Total
December 31, 2011:
Proved	$429,246	$67,421	$496,667
Unproved	183,110	75,224	258,334

Total capitalized costs	612,356	142,645	755,001

Accumulated depreciation, depletion and amortization	(192,027)	(16,735)	(208,762)

Net capitalized costs	$420,329	$125,910	$546,239

December 31, 2010:
Proved	$346,915	$42,659	$389,574
Unproved	85,019	76,412	161,431

Total capitalized costs	431,934	119,071	551,005

Accumulated depreciation, depletion and amortization	(182,158)	(6,058)	(188,216)

Net capitalized costs	$249,776	$113,013	$362,789

Endeavour International Corporation

Notes to Consolidated Financial Statements

(Amounts in thousands, except per unit data)

Costs Incurred in Oil and Gas Property Acquisition, Exploration and Development Activities
	United Kingdom	United States	Other	Total Continuing Operations	Discontinued Operations Norway (1)	Total
Year Ended December 31, 2011:
Acquisition costs:
Proved	$2,595	$—	$—	$2,595	$—	$2,595
Unproved	46,107	2,840	—	48,947	—	48,947
Exploration costs	51,820	75,880	—	127,700	—	127,700
Development costs	79,898	10,560	—	90,458	—	90,458

Total costs incurred	$180,420	$89,280	$—	$269,700	$—	$269,700

Year Ended December 31, 2010:
Acquisition costs:
Proved	$—	$2,386	$—	$2,386	$—	$2,386
Unproved	1,184	40,155	—	41,339	—	41,339
Exploration costs	50,328	32,027	—	82,355	—	82,355
Development costs	22,047	1,884	—	23,931	—	23,931

Total costs incurred	$73,559	$76,452	$—	$150,011	$—	$150,011

Year Ended December 31, 2009:
Acquisition costs:
Proved	$7,589	$8,999	$—	$16,588	$—	$16,588
Unproved	1,450	14,091	23	15,564	—	15,564
Exploration costs	49,937	17,757	(382)	67,312	4,776	72,088
Development costs	11,443	—	—	11,443	5,067	16,510

Total costs incurred	$70,419	$40,847	$(359)	$110,907	$9,843	$120,750

Endeavour International Corporation

Notes to Consolidated Financial Statements

(Amounts in thousands, except per unit data)

Results of Operations for Oil and Gas Producing Activities
	United Kingdom	United States	Total Continuing Operations	Discontinued Operations - Norway (1)	Total
Year Ended December 31, 2011:
Revenues	$41,754	$18,337	$60,091	$—	$60,091
Production expenses	8,622	9,046	17,668	—	17,668
DD&A	14,312	10,713	25,025	—	25,025
Impairment of oil and gas properties	—	65,706	65,706	—	65,706
Income tax expense (benefit)	11,104	(23,495)	(12,391)	—	(12,391)

Results of activities	$7,716	$(43,633)	$(35,917)	$—	$(35,917)

Year Ended December 31, 2010:
Revenues	$60,501	$11,174	$71,675	$—	$71,675
Production expenses	11,086	4,261	15,347	—	15,347
DD&A	22,020	5,273	27,293	—	27,293
Impairment of oil and gas properties	—	7,692	7,692	—	7,692
Income tax expense (benefit)	13,698	(2,118)	11,580	—	11,580

Results of activities	$13,697	$(3,934)	$9,763	$—	$9,763

Year Ended December 31, 2009:
Revenues	$60,666	$1,627	$62,293	$17,550	$79,843
Production expenses	16,911	865	17,776	5,536	23,312
DD&A	31,915	817	32,732	4,595	37,327
Impairment of oil and gas properties	31,332	12,597	43,929	—	43,929
Income tax expense (benefit)	(9,746)	(4,428)	(14,174)	5,787	(8,387)

Results of activities	$(9,746)	$(8,224)	$(17,970)	$1,632	$(16,338)

Note 1: We completed the divestiture of our Norwegian subsidiary on May 14, 2009. The results of operations and financial position of this subsidiary are classified as discontinued operations for all periods presented.

Endeavour International Corporation

Notes to Consolidated Financial Statements

(Amounts in thousands, except per unit data)

Oil and Gas Reserves

Proved reserves are estimated quantities of oil, gas and natural gas liquids that geological and engineering data demonstrate with reasonable certainty to be recoverable in future years from known reservoirs under existing economic and operating conditions. Proved developed reserves are proved reserves that can reasonably be expected to be recovered through existing wells with existing equipment and operating methods. The reserve volumes presented are estimates only and should not be construed as being exact quantities. These reserves may or may not be recovered and may increase or decrease as a result of our future operations and changes in economic conditions. Our oil and gas reserves were audited by independent reserve engineers at December 31, 2011, 2010 and 2009.

In the fourth quarter of 2009, we adopted revised oil and gas reserve estimation and disclosure requirements. The primary impact of the new disclosures is to conform the definition of proved reserves to the SEC Modernization of Oil and Gas Reporting rules, which were issued by the SEC at the end of 2008. The accounting standards update revised the definition of proved oil and gas reserves to require that the average, first-day-of-the-month price during the 12-month period before the end of the year rather than the year-end price, must be used when estimating whether reserve quantities are economical to produce. This same 12-month average price is also used in calculating the aggregate amount of (and changes in) future cash inflows related to the standardized measure of discounted future net cash flows. The rules also allow for the use of reliable technology to estimate proved oil and gas reserves if those technologies have been demonstrated to result in reliable conclusions about reserve volumes. The unaudited supplemental information on oil and gas exploration and production activities for 2011, 2010 and 2009 have been presented in accordance with the new reserve estimation and disclosure rules, which may not be applied retrospectively.

Endeavour International Corporation

Notes to Consolidated Financial Statements

(Amounts in thousands, except per unit data)

	United Kingdom	United States	Total Continuing Operations	Discontinued Operations - Norway (1)	Total
Proved Oil Reserves (MBbls):
Proved reserves at January 1, 2009	2,131	18	2,149	1,406	3,555
Production	(690)	(4)	(694)	(310)	(1,004)
Purchases of reserves	—	2	2	—	2
Sales of reserves in place	—	—	—	(1,107)	(1,107)
Extensions and discoveries	1,209	3	1,212	—	1,212
Revisions of previous estimates	698	(1)	697	11	708

Proved reserves at December 31, 2009	3,348	18	3,366	—	3,366
Production	(545)	(6)	(551)	—	(551)
Extensions and discoveries	457	34	491	—	491
Revisions of previous estimates	404	13	417	—	417

Proved reserves at December 31, 2010	3,664	59	3,723	—	3,723
Production	(373)	(7)	(380)	—	(380)
Purchases of reserves	303	—	303	—	303
Revisions of previous estimates	466	(11)	455	—	455

Proved reserves at December 31, 2011	4,060	41	4,101	—	4,101

Proved Developed Oil Reserves (MBbls):
At December 31, 2009	1,381	8	1,389	—	1,389

At December 31, 2010	1,240	14	1,254	—	1,254

At December 31, 2011	1,270	41	1,311	—	1,311

Endeavour International Corporation

Notes to Consolidated Financial Statements

(Amounts in thousands, except per unit data)

	United Kingdom	United States	Total Continuing Operations	Discontinued Operations - Norway (1)	Total
Proved Gas Reserves (MMcf):
Proved reserves at January 1, 2009	27,130	690	27,820	4,977	32,797
Production	(3,743)	(320)	(4,063)	(686)	(4,749)
Purchases of reserves	—	10,037	10,037	—	10,037
Sales of reserves in place	—	—	—	(4,241)	(4,241)
Extensions and discoveries	52,895	6	52,901	—	52,901
Revisions of previous estimates	2,034	371	2,405	(50)	2,355

Proved reserves at December 31, 2009	78,316	10,784	89,100	—	89,100
Production	(3,071)	(2,636)	(5,707)	—	(5,707)
Purchases of reserves	—	2,657	2,657	—	2,657
Sales of reserves in place	(51,522)	—	(51,522)	—	(51,522)
Extensions and discoveries	26,692	24,181	50,873	—	50,873
Revisions of previous estimates	5,762	(3,209)	2,553	—	2,553

Proved reserves at December 31, 2010	56,177	31,777	87,954	—	87,954
Production	(94)	(5,076)	(5,170)	—	(5,170)
Purchases of reserves	90	—	90	—	90
Extensions and discoveries	—	46,100	46,100	—	46,100
Revisions of previous estimates	(5,450)	(11,823)	(17,273)	—	(17,273)

Proved reserves at December 31, 2011	50,723	60,978	111,701	—	111,701

Proved Developed Gas Reserves (MMcf):
At December 31, 2009	4,329	4,707	9,036	—	9,036

At December 31, 2010	555	13,281	13,836	—	13,836

At December 31, 2011	795	22,704	23,499	—	23,499

Endeavour International Corporation

Notes to Consolidated Financial Statements

(Amounts in thousands, except per unit data)

	United Kingdom	United States	Total Continuing Operations	Discontinued Operations - Norway	Total
Proved Reserves (MBOE):
Proved reserves at December 31, 2008	6,653	133	6,786	2,236	9,022
Production	(1,314)	(57)	(1,371)	(424)	(1,795)
Extensions and discoveries	10,025	4	10,029	—	10,029
Purchase of proved reserves, in place	—	1,675	1,675	—	1,675
Sales of reserves	—	—	—	(1,815)	(1,815)
Revisions of previous estimates	1,037	60	1,097	3	1,100

Proved reserves at December 31, 2009	16,401	1,815	18,216	—	18,216
Production	(1,057)	(445)	(1,502)	—	(1,502)
Extensions and discoveries	4,906	4,064	8,970	—	8,970
Purchase of proved reserves, in place	—	443	443	—	443
Sales of reserves	(8,587)	—	(8,587)	—	(8,587)
Revisions of previous estimates	1,364	(522)	842	—	842

Proved reserves at December 31, 2010	13,027	5,355	18,382	—	18,382
Production	(389)	(853)	(1,242)	—	(1,242)
Extensions and discoveries	—	7,683	7,683	—	7,683
Purchase of proved reserves, in place	318	—	318	—	318
Revisions of previous estimates	(442)	(1,981)	(2,423)	—	(2,423)

Proved reserves at December 31, 2011	12,514	10,204	22,718	—	22,718

Proved Developed Reserves (MBOE):
At December 31, 2009	2,103	792	2,895	—	2,895

At December 31, 2010	1,333	2,227	3,560	—	3,560

At December 31, 2011	1,402	3,825	5,227	—	5,227

Standardized Measure of Discounted Future Net Cash Flows

Future cash inflows and future production and development costs are determined by applying average 12-month pricing for 2011, 2010 and 2009. Oil, gas and condensate prices are escalated only for fixed and determinable amounts under provisions in some contracts. Estimated future income taxes are computed using current statutory income tax rates where production occurs. The resulting future net cash flows are reduced to present value amounts by applying a 10% annual discount factor.

Endeavour International Corporation

Notes to Consolidated Financial Statements

(Amounts in thousands, except per unit data)

At December 31, 2011 and 2010, the prices used to determine the estimates of future cash inflows were as follows:

	December 31,
	2011		2010
	Oil	Gas	Oil	Gas
United Kingdom ($/Barrel)	110.77	8.75	79.37	6.58
United States ($/Mcf)	96.04	4.14	79.81	4.40

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

Endeavour International Corporation

Notes to Consolidated Financial Statements

(Amounts in thousands, except per unit data)

Standardized Measure of Discounted Future Net Cash Flows
	United Kingdom	United States	Total
December 31, 2011:
Future cash inflows	$941,208	$218,295	$1,159,503
Future production costs	(144,106)	(47,344)	(191,450)
Future development costs	(306,628)	(64,757)	(371,385)
Future income tax expense	(238,111)	—	(238,111)

Future net cash flows (undiscounted)	252,363	106,194	358,557
Annual discount of 10% for estimated timing	37,250	56,435	93,685

Standardized measure of future net cash flows	$215,113	$49,759	$264,872

December 31, 2010:
Future cash inflows	$704,073	$129,007	$833,080
Future production costs	(101,660)	(26,110)	(127,770)
Future development costs	(374,380)	(33,433)	(407,813)
Future income tax expense	(72,870)	—	(72,870)

Future net cash flows (undiscounted)	155,163	69,464	224,627
Annual discount of 10% for estimated timing	81,613	31,717	113,330

Standardized measure of future net cash flows	$73,550	$37,747	$111,297

Principal Sources of Change in the Standardized Measure of Discounted Future Net Cash Flows
	2011	2010	2009
Standardized measure, beginning of period	$111,297	$55,698	$49,662
Net changes in prices and production costs	147,776	86,915	(30,155)
Future development costs incurred	76,721	21,112	16,511
Net changes in estimated futue development costs	(9,261)	(48,356)	(81,864)
Revisions of previous quantity estimates	(36,421)	16,375	22,318
Extensions and discoveries	68,452	110,059	128,090
Acretion of discount	18,801	2,630	8,139
Changes in income taxes, net	(136,157)	(35,306)	(1,054)
Sale of oil and gas produced, net of production costs	(44,556)	(56,327)	(56,531)
Purchased reserves	26,340	2,386	8,827
Sales of reserves in place	—	(48,310)	(11,514)
Change in production, timing and other	41,880	4,421	3,269

Standardized measure, end of period	$264,872	$111,297	$55,698

Endeavour International Corporation

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our chief executive officer, chief financial officer and chief accounting officer, we evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this Annual Report on Form 10-K, December 31, 2011. Based on that evaluation, our chief executive officer, chief financial officer and chief accounting officer concluded that our disclosure controls and procedures are effective to ensure that information we are required to disclose in our reports filed or submitted under the Securities Exchange Act of 1934, as amended, is accumulated and communicated to management as appropriate to allow timely decisions regarding required disclosures.

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

Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2011. In making this assessment, our management used the criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on our assessment, our internal control over financial reporting was effective as of December 31, 2011.

Endeavour International Corporation

KPMG LLP, an independent registered public accounting firm, audited management’s assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2011 and issued their attestation report set forth in this Item 9A.

Changes in Internal Control over Financial Reporting

There were no changes in our internal controls over financial reporting during the quarterly period ended December 31, 2011 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders

Endeavour International Corporation:

We have audited Endeavour International Corporation’s internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control- Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Endeavour International Corporation’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Assessment of Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

We have conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audit also included performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

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

In our opinion, Endeavour International Corporation maintained, in all material respects, effective internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control- Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Endeavour International Corporation and subsidiaries as of December 31, 2011 and 2010, and the related consolidated statements of operations, stockholders’ equity and comprehensive income (loss), and cash flows for each of the years in the three-year period ended December 31, 2011, and our report dated March 7, 2012 expressed an unqualified opinion on these consolidated financial statements.

/s/ KPMG LLP

Houston, Texas

March 7, 2012

Item 9B. Other Information

None.

Part III

Item 10. Directors, Executive Officers and Corporate Governance of the Registrant

Our Definitive Proxy Statement for our 2012 Annual Meeting of Stockholders, when filed pursuant to Regulation 14A under the Securities Exchange Act of 1934, will be incorporated by reference into this Annual Report on Form 10-K pursuant to General Instruction G(3) of Form 10-K and will provide the information required under Part III, Item 10.

Endeavour International Corporation

Our Code of Business Conduct and the Code of Ethics for Senior Officers can be found on our internet located at www.endeavourcorp.com. Any stockholder may request a printed copy of these codes by submitting a written request to our Corporate Secretary.

Item 11. Executive Compensation

Our Definitive Proxy Statement for our 2012 Annual Meeting of Stockholders, when filed pursuant to Regulation 14A under the Securities Exchange Act of 1934, will be incorporated by reference into this Annual Report on Form 10-K pursuant to General Instruction G(3) of Form 10-K and will provide the information required under Part III, Item 11.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholders Matters

Our Definitive Proxy Statement for our 2012 Annual Meeting of Stockholders, when filed pursuant to Regulation 14A under the Securities Exchange Act of 1934, will be incorporated by reference into this Annual Report on Form 10-K pursuant to General Instruction G(3) of Form 10-K and will provide the information required under Part III, Item 12.

Item 13. Certain Relationships and Related Transactions, and Director Independence

Our Definitive Proxy Statement for our 2012 Annual Meeting of Stockholders, when filed pursuant to Regulation 14A under the Securities Exchange Act of 1934, will be incorporated by reference into this Annual Report on Form 10-K pursuant to General Instruction G(3) of Form 10-K and will provide the information required under Part III, Item 13.

Item 14. Principal Accounting Fees and Services

Our Definitive Proxy Statement for our 2012 Annual Meeting of Stockholders, when filed pursuant to Regulation 14A under the Securities Exchange Act of 1934, will be incorporated by reference into this Annual Report on Form 10-K pursuant to General Instruction G(3) of Form 10-K and will provide the information required under Part III, Item 14.

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

Date: March 7, 2012

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ William L. Transier	Chief Executive Officer, President and Director	March 7, 2012
William L. Transier	(Principal Executive Officer)

/s/ J. Michael Kirksey	Chief Financial Officer	March 7, 2012
J. Michael Kirksey	(Principal Financial Officer)

/s/ Robert L. Thompson	Chief Accounting Officer	March 7, 2012
Robert L. Thompson	(Principal Accounting Officer)

/s/ John B. Connally III	Director	March 7, 2012
John B. Connally III

/s/ Sheldon R. Erikson	Director	March 7, 2012
Sheldon Erikson

/s/ Charles Hue Williams	Director	March 7, 2012
Charles Hue Williams

/s/ Leiv R. Nergaard	Director	March 7, 2012
Leiv L. Nergaard

/s/ Nancy K. Quinn	Director	March 7, 2012
Nancy K. Quinn

/s/ John N. Seitz	Director	March 7, 2012
John N. Seitz

Endeavour International Corporation

Exhibit Index

Exhibit	Description
2.1	Sale and Purchase Agreement relating to Licence P.255, Block 22/6a North, between Endeavour, Shell U.K. Limited and Shell EP Offshore Ventures Limited dated November 23, 2010 (Incorporated by reference to Exhibit 2.1 of our Annual Report on Form 10-K (Commission File No. 001-32212) for the year ended December 31, 2010).

2.2	Sale and Purchase Agreement relating to Licence P.057, Block 21/9, between Endeavour and Shell EP Offshore Ventures Limited dated November 23, 2010 (Incorporated by reference to Exhibit 2.2 of our Annual Report on Form 10-K (Commission File No. 001-32212) for the year ended December 31, 2010).

2.3

Agreement for the Sale and Purchase of the Cygnus Asset dated August 27, 2010. (Incorporated by reference to Exhibit 2.1 of our Quarterly Report on Form 10-Q (Commission File No. 001-32212) for the quarter ended

September 30, 2010).

**2.4	Purchase and Sale Agreement between Endeavour and Cohort Energy Company. Schedules and Exhibits are omitted pursuant to Section 601(b)(2) of Regulation S-K. Endeavour agrees to furnish supplementally a copy of any omitted Schedule to the SEC upon request. (Incorporated by reference to Exhibit 2.1 of our Current Report on Form 8-K (Commission File No. 001-32212) filed on January 19, 2010).

**2.5	Purchase and Sale Agreement, dated as of July 17, 2011, by and among Endeavour Operating Corporation, SM Energy Company, Potato Creek LLC, Open Flow Gas Supply Corporation and SJ Exploration LLC (Incorporated by reference to Exhibit 2.1 of our Quarterly Report on Form 10-Q (Commission File No. 001-32212) for the quarter ended June 30, 2011).

**2.6	Membership Interest Purchase Agreement, dated as of July 17, 2011, by and among Endeavour Operating Corporation, SM Energy Company, and Potato Creek LLC. (Incorporated by reference to Exhibit 2.1 of our Quarterly Report on Form 10-Q (Commission File No. 001-32212) for the quarter ended June 30, 2011).

**2.7	Sale and Purchase Agreement between Endeavour Energy UK Limited and ConocoPhillips (U.K.) Limited, ConocoPhillips Petroleum Limited and ConocoPhillips (U.K.) Lambda Limited. Schedules and Exhibits are omitted pursuant to Section 601(b)(2) of Regulation S-K. Endeavour agrees to furnish supplementally a copy of any omitted Schedule to the SEC upon request. (Incorporated by reference to Exhibit 2.1 of our Current Report on Form 8-K (Commission File No. 001-32212) filed on December 30, 2011).

3.1(a)	Amended and Restated Articles of Incorporation (Incorporated by reference to Exhibit 3.2 of our Quarterly Report on Form 10-Q (Commission File No. 001-32212) for the quarter ended June 30, 2004).

Endeavour International Corporation

Exhibit Index

Exhibit	Description
3.1(b)	Certificate of Amendment dated June 1, 2006 (Incorporated by reference to Exhibit 4.2 of our Registration Statement on Form S-3 (Commission File No. 333-139304) filed on December 13, 2006).

3.1(c)	Certificate of Amendment dated June 1, 2010 (Incorporated by reference to Exhibit 3.1 to our Current Report on Form 8-K (Commission File No. 001-32212) filed on June 3, 2010).

3.1(d)	Amendment to Articles of Incorporation, dated November 17, 2010 (Incorporated by reference to Exhibit 3.1(d) of our Annual Report on Form 10-K (Commission File No. 001-32212) for the year ended December 31, 2010).

3.2(a)	Amended and Restated Bylaws (Incorporated by reference to Exhibit 3.4 to our Current Report on Form 8-K (Commission File No. 001-32212) filed on November 6, 2006).

3.2(b)	Amendment to Amended and Restated By-laws dated December 12, 2007 by Endeavour International Corporation (Incorporated by reference to Exhibit 3.1 to our Current Report on Form 8-K (Commission File No. 001-32212) filed on December 13, 2007).

3.3	Amended and Restated Certificate of Designation of Series B Preferred Stock filed February 26, 2004 (Incorporated by reference to Exhibit 3.3 of our Quarterly Report on Form 10-Q (Commission File No. 001-32212) for the quarter ended June 30, 2004).

3.4	Specimen of Common Stock Certificate (Incorporated by reference to Exhibit 3.7 of our Quarterly Report on Form 10-Q (Commission File No. 001-32212) for the quarter ended June 30, 2004).

3.5	Certificate of Designation of Series A Preferred Stock of Endeavour International Corporation (Incorporated by reference to Exhibit 3.1 to our Current Report on Form 8-K (Commission File No. 001-32212) filed on November 6, 2006).

3.6(a)	Certificate of Designation of Series C Preferred Stock of Endeavour International Corporation, (Incorporated by reference to Exhibit 3.2 to our Current Report on Form 8-K (Commission File No. 001-32212) filed on November 6, 2006).

3.6(b)	Amendment to Certificate of Designation of Series C Preferred Stock of Endeavour International Corporation, dated November 17, 2009 (Incorporated by reference to Exhibit 3.1 to our Current Report on Form 8-K (Commission File No. 001-32212) filed on November 23, 2009).

3.6(c)	Amendment to Certificate of Designation of Series C Preferred Stock of Endeavour International Corporation, dated March 10, 2010 (Incorporated by reference to Exhibit 3.6(c) of our Annual Report on Form 10-K for the year ended December 31, 2009).

Endeavour International Corporation

Exhibit Index

Exhibit	Description
3.7	Certificate of Designation of Series D Preferred Stock of Endeavour International Corporation (Incorporated by reference to Exhibit 3.3 to our Current Report on Form 8-K (Commission File No. 001-32212) filed on November 6, 2006).

4.1(a)	Warrants to Purchase Common Stock issued to Trident Growth Fund, LP dated July 29, 2003 (warrant # 2003-3) (Incorporated by reference to Exhibit 4.7 of our Annual Report on Form 10-KSB (Commission File No. 000-33439) for the year ended December 31, 2003).

4.1(b)	First Amendment to Warrants to Purchase Common Stock dated February 26, 2004 (warrant # 2003-3) (Incorporated by reference to Exhibit 4.7 of our Annual Report on Form 10-KSB (Commission File No. 000-33439) for the year ended December 31, 2003).

4.2(a)

Warrants to Purchase Common Stock issued to Gemini Capital, L.P. (Warrant #2002-1) (Incorporated by reference to Exhibit 4.6 of our Quarterly Report on Form 10-QSB (Commission File No. 000-33439) for the Quarter Ended

June 30, 2002).

4.2(b)	First Amendment to Warrants to Purchase Common Stock dated July 29, 2003 (Warrant # 2002-1) (Incorporated by reference to Exhibit 4.5 of our Annual Report on Form 10-KSB (Commission File No. 000-33439) for the year ended December 31, 2003).

4.2(c)	Second Amendment to Warrants to Purchase Common Stock dated February 26, 2004 (Warrant # 2002-1) (Incorporated by reference to Exhibit 4.5 of our Annual Report on Form 10-KSB (Commission File No. 000-33439) for the year ended December 31, 2003).

4.3	Registration Rights Agreement dated January 24, 2008 by and between Endeavour International Corporation and Smedvig QIF Plc (Incorporated by reference to Exhibit 4.2 to our Current Report on Form 8-K (Commission File No. 001-32212) filed on January 24, 2008).

4.4(a)	Trust Deed dated January 24, 2008 by and among Endeavour International Corporation, Endeavour Energy Luxembourg S.a.r.l. and BNY Corporate Trustee Services Limited, as trustee (Incorporated by reference to Exhibit 4.1 to our Current Report on Form 8-K (Commission File No. 001-32212) filed on January 24, 2008).

4.4(b)	Amendment Deed dated March 11, 2011, to Trust Deed dated January 24, 2008 by and among Endeavour International Corporation, Endeavour Energy Luxembourg S.a.r.l. and BNY Corporate Trustee Services Limited, as trustee (Incorporated by reference to Exhibit 4.1 to our Current Report on Form 8-K (Commission File No. 001-32212) filed on March 14, 2011).

Endeavour International Corporation

Exhibit Index

Exhibit	Description
4.5	Indenture dated as of July 22, 2011 among Endeavour International Corporation, the Guarantors named therein and Well Fargo Bank, National Association, as trustee (incorporated by reference to Exhibit 4.1 to our Current Report on Form 8-K (Commission File No. 001-32212) filed on July 22, 2011).

4.6	Form of 5.5% Rule 144A Global Note, dated July 22, 2011 (included in Exhibit 4.6).

4.7	First Priority Indenture, dated February 23, 2012, among Endeavour International Corporation, the subsidiary guarantors party thereto, and Wells Fargo Bank, National Association, as trustee and collateral agent (incorporated by reference to Exhibit 4.1 to our Current Report on Form 8-K (Commission File No. 001-32212) filed on February 29, 2012).

4.8	Form of First Priority 12% Senior Notes due 2018 (included in Exhibit 4.7).

4.9	Second Priority Indenture, dated February 23, 2012, among Endeavour International Corporation, the subsidiary guarantors party thereto, Wilmington Trust, National Association, as trustee and Wells Fargo Bank, National Association, as collateral agent (incorporated by reference to Exhibit 4.3 to our Current Report on Form 8-K (Commission File No. 001-32212) filed on February 29, 2012).

4.10	Form of Second Priority 12% Senior Notes due 2018 (included in Exhibit 4.9).

†10.1	2004 Incentive Plan, effective February 26, 2004 (Incorporated by reference to Exhibit 10.36 of our Annual Report on Form 10-KSB (Commission File No. 000-33439) for the year ended December 31, 2003).

†10.2	2007 Incentive Plan (Incorporated by reference to Exhibit 10.1 to our Quarterly Report (Commission file No. 001-32212) for the quarter ended June 30, 2007).

†10.3	2010 Incentive Plan (Incorporated by reference to Exhibit A to our definitive proxy statement on Schedule 14A filed on April 20, 2010).

†10.4	Employment Agreement, effective as of June 1, 2011, by and between William L. Transier and Endeavour International Corporation (Incorporated by reference to Exhibit 10.1 to our Current on Form 8-K (Commission File No. 001-32212) filed on June 1, 2011).

†10.5	Employment Offer Letter to Carl Grenz, dated August 15, 2008 (Incorporated by reference to Exhibit 10.1 of our Quarterly Report on Form 10-Q (Commission File No. 001-32212) for the quarter ended September 30, 2008).

†10.6	Form of Change in Control on Termination of Benefits Agreement (Incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K (Commission File No. 000-32212) filed on February 15, 2008).

Endeavour International Corporation

Exhibit Index

Exhibit	Description
†10.7	Form of Amended Change in Control Termination Benefits Agreement between the Company and Kirksey, Grenz and Williams, individually (Incorporated by reference to Exhibit 10.8 of our Annual Report on Form 10-K for the year ended December 31, 2008).

†10.8	Change in Control and Termination Benefits Agreement dated January 11, 2010, by and between Endeavour International Corporation and James Joseph Emme (Incorporated by reference to Exhibit 10.7 of our Annual Report on Form 10-K for the year ended December 31, 2009)..

†10.9	Form of Restricted Stock Agreement under the 2010 Incentive Plan (Incorporated by reference to Exhibit 10.2 of our Quarterly Report on Form 10-Q (Commission File No. 001-32212) for the quarter ended September 31, 2010).

†10.10	Form of Stock Option Agreement under the 2010 Incentive Plan (Incorporated by reference to Exhibit 10.3 to our Quarterly Report on Form 10-Q (Commission File No. 001-32212) for the quarter ended September 31, 2010).

10.11(a)	Credit Agreement among Endeavour International Corporation, Endeavour Energy UK Limited, various lenders and Cyan Partners, LP dated August 16, 2010 (Incorporated by reference to Exhibit 10.4(a) to our Quarterly Report on Form 10-Q (Commission File No. 001-32212) for the quarter ended September 30, 2010).

10.11(b)	Incremental Term Loan Commitment and Amendment Agreement among Endeavour International Corporation, Endeavour Energy UK Limited, various lenders and Cyan Partners, LP dated October 21, 2010 (Incorporated by reference to Exhibit 10.4(b) to our Quarterly Report on Form 10-Q (Commission File No. 001-32212) for the quarter ended September 31, 2010).

10.11(c)	Incremental Fee Letter among Endeavour International Corporation, Endeavour Energy UK Limited, various lenders and Cyan Partners, LP, as supplement to the Incremental Term Loan Commitment and Amendment Agreement, dated October 21, 2010 (Incorporated by reference to Exhibit 10.4(c) to our Quarterly Report on Form 10-Q (Commission File No. 001-32212) for the quarter ended September 30, 2010).

10.11(d)	First Amendment to Credit Agreement, U.S. Security Agreement and Subsidiaries Guaranty, dated as of February 3, 2011, by and among Endeavour International Corporation, Endeavour Energy UK Limited, Cyan Partners, LP, as administrative agent, and the lenders party thereto (Incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K (Commission File No. 001-32212) filed on February 9, 2011).

10.11(e)	Second Amendment to Credit Agreement among Endeavour International Corporation, Endeavour Energy UK Limited, various lenders and Cyan Partners, LP dated June 6, 20112010 (Incorporated by reference to Exhibit 10.1 to our Quarterly Report on Form 10-Q (Commission File No. 001-32212) for the quarter ended June 30, 2011).

Endeavour International Corporation

Exhibit Index

Exhibit	Description
10.11(f)	Third Amendment to Credit Agreement, U.S. Security Agreement and Subsidiaries Guaranty, dated as of July 15, 2011, by and among Endeavour International Corporation, Endeavour Energy UK Limited, Cyan Partners, LP, as administrative agent, and certain lenders party thereto (Incorporated by reference to Exhibit 10.2 to our Quarterly Report on Form 10-Q (Commission File No. 001-32212) for the quarter ended June 30, 2011).

*10.11(g)	Fourth Amendment to Credit Agreement, U.S. Security Agreement and Subsidiaries Guaranty, dated as of January 18, 2012, by and among Endeavour International Corporation, Endeavour Energy UK Limited, Cyan Partners, LP, as administrative agent, and certain lenders party thereto

10.12(a)	Subscription and Registration Rights Agreement, dated October 19, 2006, by and among Endeavour International Corporation and the Investors party thereto (Incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K (Commission File No. 001-32212) filed on October 25, 2006).

10.12(b)	Amendment No. 1 to Subscription and Registration Rights Agreement, January 29, 2010, by and among Endeavour International Corporation and the Investors party thereto (Incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K (Commission File No. 001-32212) filed on February 1, 2010).

**10.13	Final Participation Agreement between Endeavour and Cohort Energy Company (Incorporated by reference to Exhibit 10.2 to our Current Report on Form 8-K (Commission File No. 001-32212) filed on January 19, 2010).

†10.14	Restricted Stock Award Agreement between Endeavour International Corporation and J. Michael Kirksey dated September 26, 2007 (Incorporated by reference to Exhibit 10.31 to our Annual Report on Form 10-K (Commission File No. 001-32212) for the year ended December 31, 2007).

†10.15	Restricted Stock Award Agreement between Endeavour International Corporation and John G. Williams dated October 1, 2007 (Incorporated by reference to Exhibit 10.32 to our Annual Report on Form 10-K (Commission File No. 001-32212) for the year ended December 31, 2007).

†10.16	Stock Option Agreement between Endeavour International Corporation and J. Michael Kirksey dated September 26, 2007 (Incorporated by reference to Exhibit 10.33 to our Annual Report on Form 10-K (Commission File No. 001-32212) for the year ended December 31, 2007).

†10.17	Stock Option Agreement between Endeavour International Corporation and John G. Williams dated October 1, 2007 (Incorporated by reference to Exhibit 10.34 to our Annual Report on Form 10-K (Commission File No. 001-32212) for the year ended December 31, 2007).

Endeavour International Corporation

Exhibit Index

Exhibit	Description
†10.18	Stock Option Agreement between Endeavour International Corporation and Carl D. Grenz dated November 3, 2008 (Incorporated by reference to Exhibit 10.22 to our Annual Report on Form 10-K (Commission File No. 001-32212) for the year ended December 31, 2008).

†10.19	Stock Option Agreement between Endeavour International Corporation and Carl D. Grenz dated November 3, 2008 (Incorporated by reference to Exhibit 10.23 to our Annual Report on Form 10-K (Commission File No. 001-32212) for the year ended December 31, 2008).

†10.20	Restricted Stock Award Agreement between Endeavour International Corporation and Carl D. Grenz dated November 3, 2008 (Incorporated by reference to Exhibit 10.24 to our Annual Report on Form 10-K (Commission File No. 001-32212) for the year ended December 31, 2008).

†10.21	Restricted Stock Award Agreement between Endeavour International Corporation and Carl D. Grenz dated November 3, 2008 (Incorporated by reference to Exhibit 10.25 to our Annual Report on Form 10-K (Commission File No. 001-32212) for the year ended December 31, 2008).

†10.22	Restricted Stock Award Agreement between Endeavour International Corporation and James J. Emme dated January 10, 2010(Incorporated by reference to Exhibit 10.22 of our Annual Report on Form 10-K (Commission File No. 001-32212) for the year ended December 31, 2010).

†10.23	Form of Stock Redemption Agreement dated November 17, 2009 by and among Endeavour International Corporation and the holders of its Series C Preferred Stock (Incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K (Commission File No. 001-32212) filed on November 23, 2009).

10.24(a)	Form of Note Agreement dated November 17, 2009 by and among Endeavour International Corporation and the holders of its Series C Preferred Stock (Incorporated by reference to Exhibit 10.2 to our Current Report on Form 8-K (Commission File No. 001-32212) filed on November 23, 2009).

10.24(b)	Amendment to Note Agreement dated November 17, 2009 by and among Endeavour International Corporation and the holders of its Series C Preferred Stock, dated March 10, 2010 (Incorporated by reference to Exhibit 10.26(b) of our Annual Report on Form 10-K for the year ended December 31, 2009).

10.25	Common Stock Purchase Agreement, dated August 16, 2010, by and between Endeavour International Corporation and the purchasers named therein (Incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K (Commission File No. 001-32212) filed on August 20, 2010.

Endeavour International Corporation

Exhibit Index

Exhibit	Description
10.26	Letter of Credit Facility Agreement dated as of July 25, 2011 by and between Endeavour International Corporation and Commonwealth Bank of Australia (Incorporated by reference to Exhibit 10.3 to our Quarterly Report on Form 10-Q (Commission File No. 001-32212) for the quarter ended June 30, 2011).

10.27	Purchase Agreement, dated July 18, 2011 between the Company, the Guarantors, Citigroup Global Markets Inc. and Morgan Stanley & Co. LLC (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K (Commission File No. 001-32212) filed on July 22, 2011).

10.28	Purchase Agreement dated as of February 13, 2012, among Endeavour International Corporation, the guarantors named therein and Citigroup Global Markets Inc., as representative of the Initial Purchasers named therein (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K (Commission File No. 001-32212) filed on February 13, 2012).

10.29	First Priority Registration Rights Agreement, dated February 23, 2012, among Endeavour International Corporation, the subsidiary guarantors party thereto and Citigroup Global Markets Inc., as representative of the initial purchasers named therein (incorporated by reference to Exhibit 4.5 to our Current Report on Form 8-K (Commission File No. 001-32212) filed on February 29, 2012).

10.30	Second Priority Registration Rights Agreement, dated February 23, 2012, among Endeavour International Corporation, the subsidiary guarantors party thereto and Citigroup Global Markets Inc. (incorporated by reference to Exhibit 4.6 to our Current Report on Form 8-K (Commission File No. 001-32212) filed on February 29, 2012).

*12.1	Computation of Ratios of Earnings to Fixed Charges.

*12.2	Computation of Ratios of Earnings to Fixed Charges and Preference Securities Dividends.

*14.1	Code of Business Conduct of Endeavour International Corporation.

*21.1	List of Subsidiaries.

*23.1	Consent of Independent Registered Public Accounting Firm – KPMG LLP.

*23.2	Consent of Independent Reserve Engineers – Netherland, Sewell & Associates, Inc.

*31.1	Certification of William L. Transier, Chief Executive Officer, pursuant to Rule 13a-14(a) of the Securities and Exchange Act of 1934, as amended.

*31.2	Certification of J. Michael Kirksey, Chief Financial Officer, pursuant to Rule 13a-14(a) of the Securities and Exchange Act of 1934, as amended.

‡32.1	Certification of William L. Transier, Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Endeavour International Corporation

Exhibit Index

Exhibit	Description
‡32.2	Certification of J. Michael Kirksey, Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

‡99.1	Report of Netherland, Sewell & Associates, Inc., Independent Petroleum Engineers and Geologists.

‡99.2	COP Assets Reserve Report for the year ended December 31, 2011 prepared by the Company and audited by Netherland, Sewell & Associates, Inc. (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K (Commission File No. 001-32212) filed on February 1, 2012).

*101.INS	XBRL Instance Document.

*101.SCH	XBRL Taxonomy Extension Schema Document.

*101.CA	XBRL Taxonomy Extension Calculation Linkbase.

*101.DEF	XBRL Taxonomy Extension Definition Linkbase.

*101.LAB	XBRL Taxonomy Extension Label Linkbase.

*101.PRE	Taxonomy Extension Presentation Linkbase.

*	Filed herewith.

‡	Furnished herewith.

†	Identifies management contracts and compensatory plans or arrangements.

**	Portions of this exhibit have been omitted pursuant to a request for confidential treatment under Rule 24b-2 of the Securities Exchange Act of 1934, and the omitted material has been separately filed with the Securities and Exchange Commission.