Form 10-Q
period 2012-06-30
ENDEAVOUR INTERNATIONAL CORP
filed 2012-08-08
CIK 1112412

United States

Securities and Exchange Commission

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarterly Period Ended June 30, 2012

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

As of August 6, 2012, 46.6 million shares of the registrant’s common stock were outstanding.

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

Part I: Financial Information

Item 1: Financial Statements

Endeavour International Corporation

Condensed Consolidated Balance Sheets

(Unaudited)

(Amounts in thousands)

	June 30,	December 31,
	2012	2011
Assets
Current Assets:
Cash and cash equivalents	$94,570	$106,036
Restricted cash	178	—
Accounts receivable	37,354	8,649
Prepaid expenses and other current assets	42,042	18,840

Total Current Assets	174,144	133,525

Property and Equipment, Net ($355,211 and $258,334 not subject to amortization at June 30, 2012 and December 31, 2011, respectively)	810,378	549,196
Goodwill	258,973	211,886
Other Assets	55,681	30,384

Total Assets	$1,299,176	$924,991

See accompanying notes to condensed consolidated financial statements.

Endeavour International Corporation

Condensed Consolidated Balance Sheets

(Unaudited)

(Amounts in thousands)

	June 30,	December 31,
	2012	2011
Liabilities and Stockholders’ Equity
Current Liabilities:
Accounts payable	$87,596	$62,275
Current maturities of debt	12,500	12,350
Accrued expenses and other	36,844	20,549

Total Current Liabilities	136,940	95,174

Long-Term Debt	797,285	455,028
Deferred Taxes	106,022	115,759
Other Liabilities	77,500	61,248

Total Liabilities	1,117,747	727,209

Commitments and Contingencies

Series C Convertible Preferred Stock:
Series C preferred stock - Liquidation preference: $37,000 and $37,000 at June 30, 2012 and December 31, 2011, respectively	43,703	43,703

Stockholders’ Equity:
Series B preferred stock - Liquidation preference: $3,509 and $3,430 at June 30, 2012 and December 31, 2011, respectively	—	—
Common stock; shares issued and outstanding – 46,629 and 37,663 shares at June 30, 2012 and December 31, 2011, respectively	47	38
Additional paid-in capital	491,031	420,412
Treasury stock, at cost - 72 and 72 shares at June 30, 2012 and December 31, 2011, respectively	(587)	(587)
Accumulated deficit	(352,765)	(265,784)

Total Stockholders’ Equity	137,726	154,079

Total Liabilities and Stockholders’ Equity	$1,299,176	$924,991

See accompanying notes to condensed consolidated financial statements.

Endeavour International Corporation

Condensed Consolidated Statement of Operations

(Unaudited)

(Amounts in thousands, except per share data)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2012	2011	2012	2011
Revenues	$23,003	$19,053	$38,169	$33,157

Cost of Operations:
Operating expenses	5,742	6,352	10,640	11,392
Depreciation, depletion and amortization	10,627	7,004	18,533	13,326
Impairment of oil and gas properties	19,960	—	35,700	—
General and administrative	5,030	4,948	10,353	9,662

Total Expenses	41,359	18,304	75,226	34,380

Income (Loss) From Operations	(18,356)	749	(37,057)	(1,223)

Other Income (Expense):
Derivatives:
Unrealized gains (losses)	3,805	(6,448)	(973)	(1,984)
Interest expense	(25,255)	(7,831)	(44,963)	(19,952)
Loss on early extinguishment of debt	(21,661)	—	(21,661)	(402)
Interest income and other	(3,676)	(48)	(6,346)	(186)

Total Other Expense	(46,787)	(14,327)	(73,943)	(22,524)

Loss Before Income Taxes	(65,143)	(13,578)	(111,000)	(23,747)

Income Tax Expense (Benefit)	(14,335)	2,026	(24,929)	(687)

Net Loss	(50,808)	(15,604)	(86,071)	(23,060)
Preferred Stock Dividends	456	506	911	1,052

Net Loss to Common Stockholders	$(51,264)	$(16,110)	$(86,982)	$(24,112)

Net Loss per Common Share:
Basic and Diluted	$(1.31)	$(0.42)	$(2.26)	$(0.74)

Weighted Average Number of Common Shares Outstanding:
Basic and Diluted	39,020	38,612	38,438	32,714

See accompanying notes to condensed consolidated financial statements.

Endeavour International Corporation

Condensed Consolidated Statement of Cash Flows

(Unaudited)

(Amounts in thousands)

	Six Months Ended June 30,
	2012	2011
Cash Flows from Operating Activities:
Net loss	$(86,071)	$(23,060)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation, depletion and amortization	18,533	13,326
Impairment of oil and gas properties	35,700	—
Deferred tax benefit	(24,008)	(875)
Unrealized losses on derivatives	973	1,984
Amortization of non-cash compensation	3,114	1,792
Amortization of loan costs and discount	7,311	6,157
Non-cash interest expense	5,153	5,928
Loss on early extinguishment of debt	21,661	402
Other	4,687	2,790
Changes in operating assets and liabilities:
Increase in receivables	(15,670)	(1,687)
Increase in other current assets	(23,970)	(9,376)
Increase (decrease) in liabilities	24,500	(21,248)

Net Cash Used in Operating Activities	(28,087)	(23,867)
Cash Flows From Investing Activities:
Capital expenditures	(116,458)	(66,727)
Acquisitions	(228,105)	(22,240)
Increase in restricted cash	(178)	(1,347)

Net Cash Used in Investing Activities	(344,741)	(90,314)
Cash Flows From Financing Activities:
Repayments of borrowings	(244,565)	(92,050)
Borrowings under debt agreements, net of debt discount	580,000	—
Proceeds from issuance of common stock	61,088	118,444
Dividends paid	(416)	(973)
Payments for early extinguishment of debt	(7,248)	—
Financing costs paid	(27,500)	(654)
Other financing	3	376

Net Cash Provided by Financing Activities	361,362	25,143
Net Decrease in Cash and Cash Equivalents	(11,466)	(89,038)
Cash and Cash Equivalents, Beginning of Period	106,036	99,267

Cash and Cash Equivalents, End of Period	$94,570	$10,229

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

New Accounting Developments

On January 1, 2012, we adopted the following accounting standards:

•

Fair Value—In May 2011, the Financial Accounting Standards Board (the “FASB”) issued an accounting standard on fair value measurements that clarified the application of existing guidance and disclosure requirements, changed certain fair value measurement principles and required additional disclosures about fair value measurements.

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

Note 2 – Acquisitions

On December 23, 2011, we entered into a Sale and Purchase Agreement, through our wholly owned subsidiary Endeavour Energy UK Limited (“EEUK”), with ConocoPhillips (U.K.) Limited, ConocoPhillips Petroleum Limited and ConocoPhillips (U.K.) Lambda Limited, subsidiaries of ConocoPhillips (collectively, the “Sellers”), to acquire their interest in three producing U.K. oil fields in the Central North Sea for $330 million (the “COP Acquisition”).

On May 31, 2012, we closed a portion of the COP Acquisition consisting of an additional 23.43% interest in the Alba field increasing our total working interest in the Alba field to 25.68%. The Alba field portion of the COP Acquisition was closed for aggregate cash consideration of approximately $219.6 million.

Upon the closing of the Alba field portion of the COP acquisition, the net proceeds from the offering of our Senior Notes due 2018 were released from escrow. We used approximately $205 million of the net proceeds from the sale of the notes together with approximately $14 million of borrowings under our revolving credit facility (the “Revolving Credit Facility”) with Cyan Partners, LP (“Cyan”), as administrative agent and the other lenders party thereto, to fund the cash consideration for the acquisition of the Alba Property. Additional information on these related financing transactions is discussed in Note 4.

The acquisition of the additional interest in the Alba field was accounted for using the business combination method. The following summarizes the preliminary allocation of the purchase price for the Alba field portion of the COP Acquisition:

Purchase price	$255,400
Purchase price adjustments for estimated after-tax cash flows from the acquired asset and interest costs from economic date of January 1, 2011 to closing	(35,823)

Total purchase price	$219,577

Allocation of purchase price:
Property and equipment	$189,442
Goodwill	47,087

Endeavour International Corporation

Notes to Condensed Consolidated Financial Statements

(Unaudited)

(Amounts in tables in thousands, except per unit data)

Current assets	24,336
Current liabilities	(12,715)
Deferred tax liability	(11,831)
Other long-term liabilities	(16,742)

Total purchase price	$219,577

Goodwill was the excess of the consideration transferred over the net assets recognized and represents the future economic benefits arising from assets acquired that could not be individually identified and separately recognized.

The purchase price allocation is based on a preliminary assessment of the fair value of the assets acquired and liabilities assumed in the Alba field portion of the COP Acquisition. The assessments of the fair values of oil and gas properties acquired were based on projections of expected future net cash flows, discounted to present value. These estimates are subject to change as additional information becomes available and is assessed by Endeavour.

The following table sets forth unaudited pro forma condensed combined financial and operating data which are presented to give effect to the Alba acquisition as if it had occurred January 1, 2011. The information does not purport to be indicative of actual results, if any of these transactions had been in effect for the periods indicated, or future results.

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Revenues	23,013	85,603	110,685	165,408
Net income (loss) to common shareholders	(25,186)	(16,612)	(50,642)	(26,482)
Net income (loss) per share - basic and diluted	(0.65)	(0.51)	(1.32)	(0.69)

Revenues of and income from operations associated with the acquired interest in the Alba field for the period from May 31, 2012 through June 30, 2012 did not have a significant impact on our revenues and results of operations.

The remaining producing assets yet to be acquired include a 40% net working interest in the MacCulloch field and an 18% net working interest in the Nicol field. In connection with closing the acquisition of the Alba Property separately from the other two fields, we paid an additional $2 million deposit to the Sellers relating to the remaining properties, bringing our total deposit to $10 million. We intend to pursue closing on the remaining interests of the COP Acquisition in the near future, though there can be no assurance that we will be able to do so successfully.

Endeavour International Corporation

Notes to Condensed Consolidated Financial Statements

(Unaudited)

(Amounts in tables in thousands, except per unit data)

Note 3 – Property and Equipment

Property and equipment included the following at the dates indicated below:

	June 30, 2012	December 31, 2011
Oil and gas properties under the full cost method:
Subject to amortization	$673,297	$496,667
Not subject to amortization:
Incurred in 2012	133,737	—
Incurred in 2011	121,293	138,912
Incurred in 2010	44,156	47,208
Incurred prior to 2010	56,025	72,214

	1,028,508	755,001
Computers, furniture and fixtures	8,286	6,421

Total property and equipment	1,036,794	761,422

Accumulated depreciation, depletion and amortization	(226,416)	(212,226)

Net property and equipment	$810,378	$549,196

The costs not subject to amortization relate to unproved properties and properties being made ready to be placed into service, which are excluded from amortizable capital costs until it is determined whether or not proved reserves can be assigned to such properties. We expect acquisition costs excluded from amortization to be transferred to the amortization base over the next five years due to a combination of well performance and results of infield drilling relating to currently producing assets and the drilling and development of identified projects acquired, such as the Rochelle and Bacchus projects. We expect exploration costs not subject to amortization to be transferred to the amortization base over the next three years as development plans are completed and production commences on existing discoveries, including the Rochelle and Bacchus projects. We capitalized $6.3 million and $4.1 million in interest related to drilling, development and exploration activities for the quarters ended June 30, 2012 and 2011, respectively. The capitalized interest for each period is primarily related to our U.K. activities, such as the Bacchus and Rochelle projects. For the six months ended June 30, 2012 and 2011, we capitalized $11.9 million and $5.9 million, respectively, in interest related to exploration and development.

For the second quarter of 2012, we recorded a pre-tax impairment of $20.0 million related to our U.S. oil and gas properties through the application of the full cost ceiling test at the end of the quarter. For the six months ended June 30, 2012 we recorded a pre-tax impairment of $35.7 million related to our U.S. oil and gas properties. The impairment was primarily due to the decline in U.S. gas prices. The prices used to determine the impairment for our U.S. properties were $95.54 per barrel for oil and $3.13 per Mcf for gas. We did not have an impairment of U.K. oil and gas properties through the application of the full cost ceiling test at the end of the second quarter 2012, which utilized prices of $112.40 per barrel for oil and $8.68 per Mcf for gas.

Endeavour International Corporation

Notes to Condensed Consolidated Financial Statements

(Unaudited)

(Amounts in tables in thousands, except per unit data)

Note 4 – Debt Obligations

At June 30, 2012, we had $831.0 million in outstanding debt. Our debt consisted of the following at June 30, 2012 and December 31, 2011:

	June 30,	December 31,
	2012	2011
Senior term loan, 15% fixed rate, due 2013	$—	$240,349
Subordinated notes, 12% fixed rate, due 2014	29,820	32,012
Convertible bonds, 11.5% until March 31, 2014 and 7.5% thereafter, due 2016	66,170	62,523
Senior notes, 12% fixed rate, due 2018	500,000	—
Convertible senior notes, 5.5% fixed rate, due 2016	135,000	135,000
Revolving credit facility, 12% fixed rate, due 2013	100,000	—

	830,990	469,884
Less: debt discount	(21,205)	(2,506)
Less: current maturities	(12,500)	(12,350)

Long-term debt	$797,285	$455,028

Standby letters of credit outstanding for abandonment liabilities	$—	$31,724

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

Prior to the closing of the Alba field portion of the COP Acquisition, the net proceeds of the 2018 Note offering were held in escrow. On May 31, 2012, concurrent with the closing of the Alba field portion of the COP Acquisition, the net proceeds were released from escrow and used to fund the acquisition and repay all outstanding amounts under the Senior Term Loan (defined below).

Endeavour International Corporation

Notes to Condensed Consolidated Financial Statements

(Unaudited)

(Amounts in tables in thousands, except per unit data)

5.5% Convertible Senior Notes

In July 2011, we issued $135 million aggregate principal amount of our 5.5% Convertible Senior Notes due July 15, 2016. Interest on these notes is payable semiannually at a rate of 5.5% per annum. The 5.5% Convertible Senior Notes are convertible into shares of our common stock at an initial conversion rate of 54.019 shares (equivalent to $18.51 per share) of common stock per $1,000 principal amount of the notes, subject to certain anti-dilution adjustments.

Revolving Credit Facility

On April 12, 2012, we entered into a $100 million Credit Agreement (the “Revolving Credit Facility”), with Cyan, as administrative agent, and borrowed $40 million. The Revolving Credit Facility matures on October 12, 2013.

Prior to the termination of the Senior Term Loan, the closing of the COP Acquisition and certain other conditions, borrowings under the Revolving Credit Facility were limited to $40 million and incurred interest at a rate of 12% per year, with an additional 3% payment-in-kind. After the termination of the Senior Term Loan and the closing of the COP Acquisition, borrowings under the Revolving Credit Facility bear interest at a rate of 13% per year.

On May 31, 2012, we entered into a First Amendment to the Revolving Credit Facility, providing for an increase in the amount available for borrowing under the Revolving Credit Facility from $40 million to $100 million upon closing of the acquisition of the Alba field portion of the COP Acquisition. In connection with the closing of the acquisition of the Alba property, we drew down the additional $60 million available for borrowing. The First Amendment to the Revolving Credit Facility contained certain amendments allowing us to enter certain reimbursement agreements discussed in Note 13.

11.5% Convertible Bonds

Our 11.5% Convertible Bonds bear interest at a rate of 11.5% per annum, compounded quarterly. Interest is compounded quarterly and added to the outstanding principal balance each quarter. The bonds are convertible into shares of our common stock at an initial conversion price of $16.52 per $1,000 of principal, which represents a conversion rate of approximately 61 shares of our common stock per $1,000 of principal.

Senior Term Loan

In August 2010, we entered into a credit agreement with Cyan, as administrative agent, and various lenders for a senior term loan, in the aggregate amount of $150 million, which was subsequently increased to $235 million (the “Senior Term Loan”).

On May 31, 2012, we used approximately $255 million of the net proceeds, from our offering of the 2018 Notes to repay all amounts outstanding under Senior Term Loan. This repayment included a prepayment fee of approximately $7 million. Following the repayment the Senior Term Loan was terminated and all of the liens on the collateral securing our obligations were released.

Endeavour International Corporation

Notes to Condensed Consolidated Financial Statements

(Unaudited)

(Amounts in tables in thousands, except per unit data)

Subordinated Notes

Our Subordinated Notes due 2014 bear interest at an annual rate of 10%, plus 2% capitalized to the outstanding principal amount. We pay interest, in cash, on the unpaid principal amount of the Subordinated Notes quarterly on March 31, June 30, September 30 and December 31 of each year.

Fair Value

The fair value of our outstanding debt obligations was $832 million and $420 million at June 30, 2012 and December 31, 2011, respectively. The fair value of our long-term debt was valued using an income approach, using credit adjusted discount rate at the reporting date, and classified as Level 3 in the fair value hierarchy.

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

For 2011 and the first quarter of 2012, we determined our tax expense utilizing our estimated annual effective tax rate. Due to the significant impact of closing the Alba field portion of the COP Acquisition during the second quarter of 2012 on the estimated annual effective tax rate, management has determined that an estimated annual effective tax rate is not reliable for the current interim reporting period and is recording income taxes using the actual tax rate for the year-to-date results.

Note 6 – Asset Retirement Obligations

Our asset retirement obligations relate to obligations for the future plugging and abandonment of oil and gas properties. The following table provides a rollforward of our asset retirement obligations for the six months ended June 30, 2012 and 2011:

Endeavour International Corporation

Notes to Condensed Consolidated Financial Statements

(Unaudited)

(Amounts in tables in thousands, except per unit data)

	Six Months Ended
	June 30,
	2012	2011
Carrying amount of asset retirement obligations as of beginning of period	$47,258	$42,997
Accretion expense (included in DD&A expense)	3,750	2,434
Impact of foreign currency exchange rate changes	1,162	1,871
Payment of asset retirement obligations	(4,741)	(10,680)
Liabilities incurred related to acquired properties	16,742	—

Carrying amount of asset retirement obligations as of end of period	64,171	36,622
Less: Current portion	(2,117)	(6,677)

Long-term asset retirement obligations	$62,054	$29,945

Note 7 – Equity Transactions

On June 13, 2012, we completed an underwritten public offering of 8.6 million shares of common stock at a price of $7.50 per common share ($7.13 per common share, net of underwriting discounts) for net proceeds of $61.3 million. We intend to use the offering proceeds for general corporate purposes.

On May 23, 2012, we entered into Warrant Agreements through which we issued certain investors warrants to purchase a total of 2,000,000 shares of our common stock at an exercise price of $10.50 per share. The Warrant Agreements were entered into in connection with the May 31, 2012 Reimbursement Agreement (see Note 13 for additional discussion of the Reimbursement Agreement.) The terms of all of the Warrant Agreements are substantially identical. The Warrants expire on January 24, 2016 and are subject to customary anti-dilution provisions. We also agreed to provide the investors with customary resale registration rights as soon as reasonably practicable.

The Warrant Agreements include a cashless exercise provision entitling each investor to surrender a portion of the underlying common stock that has a value equal to the aggregate exercise price in lieu of paying cash upon exercise of a warrant. In addition, any in-the-money warrants still outstanding at the expiration date are subject to an automatic cashless exercise.

Note 8 – Stock-Based Compensation Arrangements

We grant restricted stock and stock options to employees and directors as incentive compensation. The restricted stock and options generally vest over three years. Non-cash stock-based compensation is recorded in general and administrative (“G&A”) expenses or capitalized G&A as follows:

Endeavour International Corporation

Notes to Condensed Consolidated Financial Statements

(Unaudited)

(Amounts in tables in thousands, except per unit data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
G & A Expenses	$1,141	$634	$2,258	$1,277
Capitalized G & A	415	283	856	515

Total non-cash stock-based compensation	$1,556	$917	$3,114	$1,792

At June 30, 2012, total compensation cost related to awards not yet recognized was approximately $11.8 million and is expected to be recognized over a weighted average period of less than three years.

Stock Options

The fair value of each option award is estimated on the date of grant using the Black-Scholes option-pricing model. We did not grant any stock options during 2011 or 2012. Information relating to outstanding stock options is summarized as follows:

	Number of Shares Underlying Options	Weighted Average Exercise Price per Share	Weighted Average Contractual Life in Years	Aggregate Intrinsic Value
Balance outstanding—January 1, 2012	299	$8.95
Exercised	(1)	6.73
Forfeited	(31)	9.20
Expired	(14)	14.28

Balance outstanding—June 30, 2012	253	$8.62	5.7	$401

Currently exercisable—June 30, 2012	253	$8.62	5.7	$401

Restricted Stock

Restricted stock awards are valued based on the closing price of our common stock on the measurement date, which is typically the date of grant. The status of the restricted shares granted as of June 30, 2012 and the changes during the six months ended June 30, 2012 are presented below:

Endeavour International Corporation

Notes to Condensed Consolidated Financial Statements

(Unaudited)

(Amounts in tables in thousands, except per unit data)

	Number of Shares	Weighted Average Grant Date Fair Value per Share
Balance outstanding—January 1, 2012	830	$10.13
Granted	357	9.53
Vested	(356)	9.29
Forfeited	(40)	9.95

Balance outstanding—June 30, 2012	791	$10.36

Total grant date fair value of shares vesting during the period	$3,309

Performance-Based Share Awards

In January 2012, certain of our executive officers were granted a target number of performance shares under individual Performance Unit Award Agreements. The performance shares will be earned as the relative total shareholder return ranking is measured among a designated peer group at the end of a three-year performance period. Payouts will be based on a predetermined schedule. The shares issued may range from 0% to 200% of the number of Performance Units specified in the agreements. At June 30, 2012, 422,310 Performance Units were issued pursuant to these agreements, whereby an equal number of shares of common stock would be issued if the grant reaches a payout of 100% at the end of the performance period.

Note 9 – Loss Per Share

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

Notes to Condensed Consolidated Financial Statements

(Unaudited)

(Amounts in tables in thousands, except per unit data)

The common shares potentially issuable arising from these instruments, which were outstanding during the periods presented in the financial statements consisted of:

	June 30,
	2012	2011
Warrants, options and stock-based compensation	2,896	141
Convertible debt	11,298	3,576
Convertible preferred stock	4,229	4,686

	18,423	8,403

Note 10 – Fair Value Measurements

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

Endeavour International Corporation

Notes to Condensed Consolidated Financial Statements

(Unaudited)

(Amounts in tables in thousands, except per unit data)

Financial assets and liabilities are classified based on the lowest level of input that is significant to the fair value measurement. The following table summarizes the valuation of our investments and financial instruments by pricing levels as of June 30, 2012 and December 31, 2011:

	Quoted Market Prices in Active Markets - Level 1	Significant Other Observable Inputs - Level 2	Significant Unobservable Inputs Level - 3	Total Fair Value
As of June 30, 2012:
Oil and gas puts	$—	$1,587	$32	$1,619
Embedded derivatives	—	—	(15,136)	(15,136)

Total derivative liabilities	$—	$1,587	$(15,104)	$(13,517)

As of December 31, 2011:
Oil and gas puts	$—	$1,038	$209	$1,247
Embedded derivatives	—	—	(16,067)	(16,067)

Total derivative liabilities	$—	$1,038	$(15,858)	$(14,820)

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

We use a derivative valuation model to derive the value of our embedded derivative features. Key inputs into this valuation model are our current stock price, risk-free interest rates, the stock volatility and our implied credit spread. The first three aforementioned inputs are based on observable market data and are considered Level 2 inputs while the last two aforementioned inputs are unobservable and thus require management’s judgment and are considered Level 3 inputs. A decrease or increase in the implied credit spread of 5% would increase or decrease, respectively, the liability by approximately $2 million. A similar 5% decrease or increase in the stock volatility has an inverse effect to the change in the liability and would result in a $2 million decrease or increase, respectively. The fair value measurement is considered a Level 3 measurement within the fair value hierarchy.

Endeavour International Corporation

Notes to Condensed Consolidated Financial Statements

(Unaudited)

(Amounts in tables in thousands, except per unit data)

The following is a reconciliation of changes in fair value of net derivative assets and liabilities classified as Level 3:

	Six Months Ended June 30,
	2012	2011
Balance at beginning of period	$(15,858)	$(26,703)
Realized and unrealized gains (losses) included in earnings	754	(226)

Balance at end of period	$(15,104)	$(26,929)

Changes in unrealized gains (losses) relating to derivatives assets and liabilities still held at the end of the period	$754	$(226)

Note 11 – Derivative Instruments

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

The fair market value of these derivative instruments is included in our balance sheet as follows for the periods indicated:

	June 30, 2012	December 31, 2011
Derivatives not designated as hedges:
Oil and gas commodity derivatives:
Assets:
Prepaid expenses and other current assets	$1,619	$1,247
Embedded derivatives related to debt and equity instruments:
Liabilities:
Other liabilities - long-term	$(15,136)	$(16,067)

If all counterparties failed to perform, our maximum loss would have been $1.6 million as of June 30, 2012.

Endeavour International Corporation

Notes to Condensed Consolidated Financial Statements

(Unaudited)

(Amounts in tables in thousands, except per unit data)

The effect of the derivatives not designated as hedges on our results of operations was as follows for the periods indicated:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2012	2011	2012	2011
Derivatives not designated as hedges:
Oil and gas commodity derivatives
Unrealized gains (losses)	$(887)	$(378)	(1,904)	(2,389)

	(887)	(378)	(1,904)	(2,389)
Embedded derivatives related to debt and equity instruments
Unrealized gains (losses)	$4,692	$(6,070)	931	405

As of June 30, 2012, our outstanding commodity derivatives covered approximately 566 Mbbls of oil and 248 MMcf of natural gas cumulative through the end of 2012 and consisted of eight oil and three natural gas option contracts with three major counterparties.

Note 12 – Supplemental Cash Flow Information

Cash paid during the period for interest and income taxes was as follows:

	Six Months Ended June 30,
	2012	2011
Interest paid	$25,147	$15,923

Income taxes paid	$2,089	$5,786

Note 13 – Commitments and Contingencies

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

Reimbursement Agreements

During the second quarter of 2012, we entered into two reimbursement agreements related to abandonment liabilities for certain of our U.K. oil and gas properties. Under these agreements, unaffiliated third parties pledged cash to secure letters of credit covering certain of our abandonment liabilities and we agreed to reimburse the pledged cash in the event that the letters of credit are drawn and pledged cash is utilized to satisfy the commitment. We have no cash collateral associated with the reimbursement agreements and the commitments under the reimbursement agreements are not recorded as liabilities. The associated abandonment obligations are recorded in other long-term liabilities as part of our asset retirement obligations. Fees and expenses related to the reimbursement agreements are included in other expenses on our condensed consolidated statement of operations.

One of the reimbursement agreements, covering approximately $33 million relates to our decommissioning obligations at the Ivanhoe, Rob Roy, Hamish (collectively, “IVRRH”), Renee and Rubie fields where we are currently paying certain asset retirement costs. We pay a fee of 11.5% per year, computed based on the outstanding amount of each letter of credit (capitalized quarterly and payable upon release of the letters of credit). We are also required to pay a fee equal to 1% of the outstanding letters of credit on May 22, 2013 (the expiration date of the letters of credit). If we have not obtained replacement letters of credit before the expiration date of the letters of credit, then we must reimburse the pledgor for all amounts pledged. Concurrent with the issuance of the reimbursement agreement, the restrictions on our previously restricted cash were removed, the cash was returned to us, and our letter of credit facility agreement was extinguished. We unconditionally guarantee the obligations under the reimbursement agreement, but our reimbursement obligations are unsecured. In connection with this reimbursement agreement, we issued warrants to purchase two million shares of our common stock, with an exercise price of $10.50 per share, to the investors.

Endeavour International Corporation

Notes to Condensed Consolidated Financial Statements

(Unaudited)

(Amounts in tables in thousands, except per unit data)

The second reimbursement agreement covers approximately $120 million related to our decommissioning obligations for the Alba field. We pay a fee of 13% per year, payable quarterly, computed based on the outstanding amount of each letter of credit. We have agreed to procure the release of the pledged cash securing the letter of credit on or before December 31, 2013 (the expiration date of the letter of credit). In addition, our obligations under the reimbursement agreement are secured on a pari passu basis with our obligations under the Revolving Credit Facility by a first lien on substantially all of our assets. As of June 30, 2012, we do not expect to begin decommissioning activities for the Alba field until 2030 or later.

The letters of credit supporting our abandonment liabilities expire during 2013. Upon expiration, we may either enter into new facilities or pledge our own cash to secure new letters of credit for our abandonment liabilities. We are engaged in the bank syndication process to put a new revolving credit facility in place that will encompass both our existing Revolving Credit Facility and replace these two reimbursement agreements at an appropriate time in the future.

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

Strategy

We are an independent oil and gas company engaged in the production, exploration, development and acquisition of crude oil and natural gas in the central U.K. North Sea and U.S. onshore. Our strategy is to build a balanced portfolio across multiple dimensions by:

•	Pursuing low risk exploration and development activities in the central U.K. North Sea.

•

Balancing the longer cycle times and layer up-front development costs of the U.K. North Sea with onshore North America activities in areas known to have proven petroleum systems. Although active in proven onshore unconventional plays in Haynesville and Marcellus, we are pursuing new and evolving plays. This in an evolving area for us.

•	Focusing on both oil and natural gas by not picking one commodity over the other, but investing capital where we believe we can achieve acceptable returns.

•	Constantly analyzing our portfolio of assets to determine whether continued investment, exploitation or monetization is the best method for capturing return on invested capital.

•	Allocating resources among producing properties, development projects and potential acquisitions to maximize value and effectively pursue our strategy.

•

Utilizing conventional and unconventional technologies in basins that have historically generated and produced substantial quantities of oil and gas and that we believe will yield commercial quantities of oil and gas reserves through improved drilling, completion and operating technologies.

We remain committed and on-track with our strategy to build a sustainable producing asset base that generates cash flow in excess of its annual capital and operating expense requirements. We continue to view our producing assets as the foundation for organic growth through our development projects and other growth activities in our core areas in the central U.K. North Sea and onshore North America.

2012 Overview

We began the year with three primary goals to further our strategy. Throughout the first six months of 2012, we have reached several milestones toward these goals. We expect to maintain our focus and concentration on these goals through the remainder of the year.

Endeavour International Corporation

Goals	Objectives	Performance Results

Bacchus Development	- Commence production in a timely and cost-effective manner. - Increase exposure to oil.

-        The first Bacchus development well achieved production during the second quarter.

-        Our physical production from Bacchus was approximately 85,000 BOE for the second quarter of 2012.

-        The second development well began production on July 29, 2012.

COP Acquisition	- Complete the COP Acquisition. - Increase current production levels and cash flows.

-        Alba Field portion of the COP Acquisition closed on May 31, 2012.

-        Physical production from our additional Alba interest was approximately 180,000 BOE for the month ended June 30, 2012.

-        We are working to close on the remaining interests in the COP Acquisition.

Rochelle Development	- Commence production in a timely and cost-effective manner.

-        The Rochelle development continues on schedule for first production in the fourth quarter of 2012.

-        The contracted drilling rig arrived in July 2012 and commenced operations to drill the first of two planned production wells.

-        The required modifications to the Scott Platform are expected to be substantially complete during the third quarter.

Reaching these milestones required financing activity during the first six months of 2012 as further discussed in “Liquidity and Capital Resources, including:

•

Senior Note Offering: On February 23, 2012, we closed the private placement of $500 million aggregate principal amount of the 2018 Notes. We used the net proceeds from the 2018 Notes to fund the Alba field portion of the COP Acquisition, to repay all amounts outstanding under our Senior Term Loan, and for general corporate purposes.

•

Equity Offering: On June 13, 2012, we completed an underwritten public offering of 8.6 shares of our common stock at a price of $7.50 per common share ($7.13 per common share, net of underwriting discounts) for net proceeds of $61.3 million. We intend to use the offering proceeds for our development projects.

•

Revolving Credit Facility: On April 12, 2012, we entered into a $100 million Revolving Credit Facility, with Cyan Partners, LP, as administrative agent. We intend to use proceeds from the $100 million borrowings under the Revolving Credit Facility for general corporate purposes.

Endeavour International Corporation

Results of Operations

Net loss to common stockholders for the six months ended June 30, 2012 was $87.0 million, or $2.26 per share, compared to $24.1 million, or $0.74 per share, for the same period in 2011. The change in the net loss to common stockholders for these periods is primarily due to impairments of oil and gas properties and increased interest expenses, partially offset by increased revenues as our sales volumes increased and increased deferred tax benefits.

Net loss to common stockholders for the second quarter of 2012 increased to $51.3 million compared to $16.1 million for the same period in 2011 primarily due to impairments of oil and gas properties and increased interest expenses, partially offset by increased revenues as our sales volumes increased and increased deferred tax benefits.

In addition to our operations, our net income can be significantly affected by various non-cash items, such as unrealized gains and losses on our derivatives, impairment of oil and gas properties, and foreign currency impact of long-term liabilities. Excluding these non-cash items, Net Loss as Adjusted for the six months ended June 30, 2012 was $50.6 million compared to Net Loss as Adjusted of $22.3 million for the same period in 2011. Net Loss as Adjusted for the second quarter 2012 was $35.2 million as compared to Net Loss as Adjusted of $9.3 million for the same period in 2011. The increase in Net Loss as Adjusted is primarily due to increased interest expenses, partially offset by increased revenues.

Adjusted EBITDA decreased to $10.7 million for the six months ended June 30, 2012 from $11.7 million for the same period in 2011. The decrease in Adjusted EBITDA was due to expenses related to our reimbursement agreements covering certain of our abandonment liabilities and foreign currency impact of long-term liabilities, partially offset by increased revenue from the initial production at Bacchus.

Adjusted EBITDA increased to $8.4 million for the second quarter of 2012 from $7.6 million for the same period in 2011 due to increased revenue from the initial production at Bacchus and foreign currency gain on long-term liabilities, partially offset by expenses related to our reimbursement agreements covering certain of our abandonment liabilities. For definitions of Net Income (Loss) as Adjusted and Adjusted EBITDA, and a reconciliation of each to the nearest comparable GAAP measure, please see “Reconciliation of Non-GAAP Measures.”

Our cash flows used in operating activities increased to $28.1 million for the six months ended June 30, 2012 as compared to cash flows used in operating activities of $23.9 million for the same period in 2011. The change was primarily due to increased interest expense related to our outstanding indebtedness, partially offset by increased revenue from the initial production at Bacchus.

Revenue and Sales Volume

Our physical daily production was approximately 6,437 BOE and 3,204 BOE for the second quarter of 2012 and 2011, respectively, and 5,205 BOE and 3,198 BOE for the six months ended June 30, 2012 and 2011, respectively, reflecting the impact of the initial production from Bacchus, our increased interest in Alba and increased U.S. gas production.

Endeavour International Corporation

We record oil revenues using the sales method, i.e. when delivery has occurred. While certain of our U.K. oil fields produce into pipelines and thereby allow us to record revenue each month, the remaining fields, including the Alba field, are dependent upon tanker liftings to deliver oil production to the buyers. The May 31, 2012 closing of the Alba field portion of the COP Acquisition did not allow sufficient time for our production at the field to satisfy a full tanker lifting. While our physical production for acquired interest in the Alba field was approximately 180,000 BOE for the month ended June 30, 2012, we will not record revenue for any of the production associated with our incremental additional interest until the third quarter. Our first tanker lifting for our newly acquired interest in Alba occurred during the first week of July 2012. The July lifting covered approximately 545,000 barrels, including a one-time catch-up of Alba production for periods prior to closing, and placed us in an overlift position at the end of July. During the remainder of July and August 2012, our Alba production is expected to replenish inventory and eliminate our overlift position, thereby providing no further liftings for the period. Due to scheduled maintenance, we anticipate that liftings at Alba will be lower for the remainder of 2012, but more frequent, averaging 150,000 to 200,000 barrels per month for September through December. Beginning in January 2013, we anticipate a tanker lifting for our Alba production approximately every six weeks covering 220,000 to 260,000 barrels. While we anticipate Alba production to remain steady, revenue will accordingly fluctuate in connection with the frequency and volume of tanker liftings, which are factors not entirely within our control.

For the second quarter of 2012 and 2011, we had sales volume of 4,677 BOE per day and 3,295 BOE per day, respectively. For the six months ended June 30, 2012 and 2011, we had sales volume of 4,426 BOE per day and 3,149 BOE per day, respectively. The increases in sales volume are primarily attributable to the initial production from Bacchus and an increase in U.S. gas sales volumes.

Our revenues increased from $33.2 million during the six months ended June 30, 2011 to $38.2 million in the same period of 2012. Our revenues increased from $19.1 million during second quarter of 2011 to $23.0 million in the same period of 2012. These increases are primarily as a result of increased U.S. gas sales volumes and initial production from Bacchus, partially offset by lower commodity prices in both the U.S. and U.K. As discussed above, we recorded no revenue during the second quarter of 2012 related to our newly acquired interest in the Alba field.

The following table shows our average sales volumes and realized sales prices for our operations for the periods presented.

Endeavour International Corporation

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2012	2011	2012	2011
Sales volume (1)
Oil and condensate sales (Mbbls):
United Kingdom	191	125	286	225
United States	1	1	2	2

Total	192	126	288	227

Gas sales (MMcf):
United Kingdom	30	34	51	78
United States	1,375	1,012	3,052	1,976

Total	1,405	1,046	3,103	2,054

Oil equivalent sales (MBOE)
United Kingdom	196	131	295	238
United States	230	169	510	332

Total	426	300	805	570

Total BOE per day	4,677	3,295	4,426	3,149

Physical production volume (BOE per day) (1)
United Kingdom	3,910	1,316	2,401	1,311
United States	2,527	1,888	2,804	1,887

Total	6,437	3,204	5,205	3,198

Realized Price, before and after derivatives
Oil and condensate price ($ per Bbl)	$104.46	$117.34	$108.67	$109.03

Gas price ($ per Mcf)	$2.14	$4.13	$2.20	$4.07

Equivalent oil price ($ per BOE)	$54.05	$63.54	$47.39	$58.18

(1)	We record oil revenues using the sales method, i.e. when delivery has occurred. Physical production may differ based on the timing of tanker liftings for international sales. We use the entitlements method to account for sales of gas production.

Our revenues, net income and cash flows from operating activities are very sensitive to changes in the prices we receive for our products. Our production is sold at prevailing market prices, which may be volatile and subject to numerous factors which are outside of our control. It is our business policy to utilize various oil and gas derivative instruments to achieve more predictable cash flows by reducing our exposure to price fluctuations. Further, the current tightly-balanced supply and demand market allows a small variation in supply or demand to significantly impact the market prices for these commodities.

The markets in which we sell our oil and natural gas also materially impact our revenues and cash flows. Oil trades on a worldwide market, and, consequently, price movements for all types and grades of crude oil generally trend in the same direction and within a relatively narrow price range. However, natural gas prices vary among geographic areas as the prices received are

Endeavour International Corporation

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

Expenses

For the second quarter of 2012, operating expenses decreased to $5.7 million as compared to $6.4 million for the same period in 2011. For the six months ended June 30, 2012, operating expenses decreased to $10.6 million as compared to $11.4 million for the same period in 2011. The decrease in operating expense from 2011 to 2012 was primarily related to the impact of higher workover expenses during 2011. Operating costs per BOE decreased from $21.18 per BOE for the second quarter of 2011 to $13.49 per BOE for the same period in 2012. Operating costs per BOE decreased from $19.99 per BOE for the six months ended June 30, 2011, to $13.21 per BOE for the six months ended June 30, 2012.

Depreciation, depletion and amortization (“DD&A”) expense increased to $10.6 million from $7.0 million for the second quarter of 2012 and 2011, respectively. DD&A expense also increased to $18.5 million from $13.3 million for the six months ended June 30, 2012 and 2011, respectively. These increases were primarily a result of the increased sales volumes discussed previously and additional accretion expense related to the abandonment liabilities assumed upon the closing of the Alba portion of the COP acquisition.

For the second quarter of 2012, the prices used in the full cost ceiling test for our U.S. properties were $95.54 per barrel for oil and $3.13 per Mcf for gas. We recorded an impairment of $20.0 during the second quarter of 2012 for our U.S. properties. For the second quarter of 2012, the prices used in the full cost ceiling test for our U.K. properties were $112.40 per barrel for oil and $8.68 per Mcf for gas. We have not recorded any impairment during 2012 related to our U.K. properties. The risk that we will be required to record additional impairments of our oil and gas properties, through the application of the full cost ceiling test in subsequent periods, increases when oil and gas prices are low or volatile. If U.S. gas prices continue to face the adverse effects of high gas supply or other factors, we may experience further ceiling test write-downs or other impairments in the future.

General and administrative (“G&A”) expenses increased slightly to $5.0 million during the second quarter of 2012 as compared to $4.9 million for the corresponding period in 2011. G&A expenses increased to $10.4 million during the six months ended June 30, 2012 as compared to $9.7 million for the corresponding period in 2011. These increases primarily resulted from consulting expense and travel cost related to our U.K. acquisition, occupancy fees and other costs. Components of G&A expenses for these periods are as follows:

Endeavour International Corporation

	Three Months Ended June 30,		Six Months Ended June 30,
(Amounts in thousands)	2012	2011	2012	2011
Compensation	$5,308	$4,829	$10,506	$9,867
Consulting, legal and accounting fees	2,331	1,437	4,105	3,158
Occupancy costs	622	385	1,004	750
Other expenses	73	1,211	764	1,715

Total gross cash G&A expenses	8,334	7,862	16,379	15,490
Non-cash stock-based compensation	1,556	917	3,114	1,792

Gross G&A expenses	9,890	8,779	19,493	17,282
Less: capitalized G & A expenses	(4,860)	(3,831)	(9,140)	(7,620)

Net G&A expenses	$5,030	$4,948	$10,353	$9,662

Interest expense increased by $17.5 million to $25.3 million for the second quarter of 2012 as compared to $7.8 million for the corresponding period in 2011. Interest expense increased by $25.0 million to $45.0 million for the six months ended June 30, 2012 as compared to $20.0 million for the corresponding period in 2011. For the six months ended June 30, 2012 and 2011, we had non-cash interest expense, including amortization of loan costs and discount, of $12.5 million and $12.1 million, respectively. As discussed in “Liquidity and Capital Resources,” we have completed several financing transactions during 2012 and 2011 that have had a significant impact on our interest expense. Interest expense has increased with the issuance of the Revolving Credit Facility in April 2012, 2018 Notes in February 2012 and the 5.5% Convertible Senior Notes in July 2011. This increase has been partially offset by our repayment of the 6% Convertible Notes April 2011 and the Senior Term Loan in May 2012. As part of the repayment of the Senior Term Loan, we paid an early termination fee of approximately $7 million and wrote off of the remaining deferred financing costs related to the Senior Term Loan of $15 million. In addition, we capitalized a greater portion of interest during 2012 as a result of our increased development activity at Bacchus and Rochelle. The components of interest expense are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(Amounts in thousands)	2012	2011	2012	2011
Interest expense on debt outstanding at June 30, 2012	$21,699	$3,270	$32,647	$6,016
Interest expense on retired debt	6,240	6,420	16,856	13,695
Amortization of loan costs and discount	3,642	2,241	7,311	6,157

Gross interest expense	31,581	11,931	56,814	25,868
Less: capitalized interest	(6,326)	(4,100)	(11,851)	(5,916)

Net interest expense	$25,255	$7,831	$44,963	$19,952

Endeavour International Corporation

Income Taxes

The following summarizes the components of tax expense (benefit):

(amounts in thousands)	U.K.	U.S.	Other	Total
Six Months Ended June 30, 2012:
Net loss before taxes	$(52,449)	$(56,462)	$(2,089)	$(111,000)

Current tax benefit	(920)	—	—	(920)
Deferred tax benefit	(24,009)	—	—	(24,009)

Income tax benefit	(24,929)	—	—	(24,929)

Net loss	$(27,520)	$(56,462)	$(2,089)	$(86,071)

Six Months Ended June 30, 2011:
Net loss before taxes	$(1,723)	$(17,195)	$(4,829)	$(23,747)

Current tax expense	184	4	—	188
Deferred tax benefit	(875)	—	—	(875)

Income tax expense (benefit)	(691)	4	—	(687)

Net loss	$(1,032)	$(17,199)	$(4,829)	$(23,060)

The change in income tax expense (benefit) from $(0.7) million to $(24.9) million for the six months ended June 30, 2011 and 2012, respectively, was primarily the result of increased losses in the U.K. due to increased interest expense from $8.6 million to $52.8 million in 2011 and 2012, respectively. The current tax expense (benefit) in both 2012 and 2011 is related to Petroleum Revenue Tax on our Alba field in the U.K.

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

Endeavour International Corporation

Because Net Loss as Adjusted and Adjusted EBITDA are not determined in accordance with GAAP and thus are susceptible to varying calculations among companies, our non-GAAP measures as presented may not be comparable to similarly titled measures of other companies. Net Loss as Adjusted and Adjusted EBITDA have limitations as analytical tools, and you should not consider these measures in isolation, or as a substitute for analysis of our financial statement data presented in the consolidated financial statements as reported under GAAP.

Provided below are reconciliations of net loss to Net Loss as Adjusted and Adjusted EBITDA:

	Three Months Ended June 30,		Six Months Ended June 30,
(amounts in thousands)	2012	2011	2012	2011
Net loss	$(50,808)	$(15,604)	$(86,071)	$(23,060)
Impairment of oil and gas properties (net of tax) (1)	19,960	—	35,700	—
Unrealized loss on derivatives (net of tax) (2)	(4,355)	6,259	(207)	790

Net Loss as Adjusted	$(35,203)	$(9,345)	$(50,578)	$(22,270)

Net loss	$(50,808)	$(15,604)	$(86,071)	$(23,060)
Unrealized loss on derivatives	(3,805)	6,448	973	1,984
Net interest expense	25,133	7,732	44,784	19,748
Loss on early extinguishment of debt	21,661	—	21,661	402
Depreciation, depletion and amortization	10,627	7,004	18,533	13,326
Impairment of oil and gas properties	19,960	—	35,700	—
Income tax expense (benefit)	(14,335)	2,026	(24,929)	(687)

Adjusted EBITDA	$8,433	$7,606	$10,651	$11,713

(1)	Since the impairments related to U.S. oil and gas properties, we recognized no tax benefits as there was no assurance that we could generate any U.S. taxable earnings.
(2)	Net of tax (benefit) expense of $550 and $189 and $1,180 and $1,195, respectively.

Liquidity and Capital Resources

The following table summarizes our net cash flows from operating, investing and financing activities for the periods indicated. For additional details regarding the components of our primary cash flow amounts, see the Condensed Consolidated Statements of Cash Flows under Item 1 of this report.

	Six Months Ended June 30,
(amounts in thousands)	2012	2011
Net cash used in operating activities	$(28,087)	$(23,867)

Net cash used in investing activities	$(344,741)	$(90,314)

Net cash provided by financing activities	$361,362	$25,143

Endeavour International Corporation

The net cash flows used in operating activities are primarily impacted by the earnings from our business activities. The cash flows used in operating activities were $28.1 million for the six months ended June 30, 2012 as compared to $23.9 million used in operating activities for the six months ended June 30, 2011, primarily due to our increased interest expense related to our debt issuances.

During the second quarter of 2012, we entered into two reimbursement agreements related to abandonment liabilities for certain of our U.K. oil and gas properties that replaced previously outstanding letters of credit and assisted in the closing of the Alba field portion of the COP Acquisition. Under these agreements, we agreed to reimburse the issuers of letters of credit covering certain of our abandonment liabilities in the event that the letters of credit are drawn. We have no cash collateral associated with the reimbursement agreements and the commitments under the reimbursement agreements have not been recorded as liabilities. Fees and expenses related to the reimbursement agreements are included in other expenses on our consolidated statement of operations.

Concurrent with the issuance of the first reimbursement agreement, the restrictions on our restricted cash securing a letter of credit were removed, the cash was returned to us, and our letter of credit facility agreement was extinguished. In connection with this reimbursement agreement, we issued warrants to purchase two million shares of our common stock, with an exercise price of $10.50 per share, to the investors.

The second reimbursement agreement covers approximately $120 million related to our decommissioning obligations for the Alba field. We pay a fee of 13% per year, payable quarterly, computed based on the outstanding amount of each letter of credit. As of June 30, 2012, we do not expect to begin decommissioning activities for the Alba field until 2030 or later.

We are engaged in the bank syndication process to secure a new revolving credit facility that will encompass both our existing Revolving Credit Facility and replace these two reimbursement agreements.

The cash used in investing activities represents expenditures for capital projects, including acquisitions. For the six months ended June 30, 2012, cash used in investing activities was $344.7 million as opposed to $90.3 million in the corresponding period of the prior year.

For the six months ended June 30, 2012 and 2011, we spent $116.5 million and $66.7 million, respectively, in capital expenditures for the year. The increased capital expenditures are related to our development projects at Bacchus and Rochelle.

For the six months ended June 30, 2012 and 2011, we spent $228.1 million and $22.2 million, respectively, in acquisitions for the year. During 2012, our acquisition expenditures were primarily related to the Alba field portion of the COP Acquisition for aggregate cash consideration of approximately $219.6 million. During 2011, our acquisition expenditures were primarily related to the purchase of an additional 20% working interest in the Bacchus field.

Endeavour International Corporation

The cash provided by financing activities includes repayments and borrowings of debt, payments of preferred dividends, payment of financing costs, and proceeds from the issuance of common stock.

On February 23, 2012, we closed the private placement of $500 million aggregate principal amount of the 2018 Notes. We used the proceeds from the 2018 Notes to fund the Alba field portion of COP Acquisition, to repay all amounts outstanding under our Senior Term Loan due 2013 and for general corporate purposes.

On April 12, 2012, we entered into a $100 million Credit Agreement (the “Revolving Credit Facility”), with Cyan Partners, LP, as administrative agent, and borrowed $40 million. The Revolving Credit Facility matures on October 12, 2013.

Prior to the termination of the Senior Term Loan, the closing of the Alba field portion of the COP Acquisition and certain other conditions, borrowings under the Revolving Credit Facility were limited to $40 million and incurred interest at a rate of 12% per year, with an additional 3% payment-in-kind. After the termination of the Senior Term Loan and the closing of the COP Acquisition, borrowings under the Revolving Credit Facility bear interest at a rate of 13% per year.

On May 31, 2012, we entered into a First Amendment to the Revolving Credit Facility, providing for an increase in the amount available for borrowing under the Revolving Credit Facility from $40 million to $100 million upon closing of the acquisition of the Alba field portion of the COP Acquisition. In connection with the closing of the acquisition of the Alba property, we borrowed the additional $60 million available under the facility to fund a portion of the purchase price and related obligations. The First Amendment to the Revolving Credit Facility contained certain amendments allowing us to enter into certain reimbursement agreements discussed in Note 13 to the unaudited financial statements included elsewhere in this report.

Also, on May 31, 2012, we used approximately $255 million of the net proceeds, upon release from escrow, from our offering of the 2018 Notes to repay all amounts outstanding under Senior Term Loan. This repayment included a prepayment fee of approximately $7 million. Following the repayment the Senior Term Loan was terminated and all of the liens on the collateral securing Endeavour UK’s obligations were released.

On June 13, 2012, we completed an underwritten public offering of 8.6 million shares of common stock at a price of $7.50 per common share ($7.13 per common share, net of underwriting discounts) for net proceeds of $61.3 million. We intend to use the offering proceeds for our development projects.

Certain of our outstanding debt instruments contain certain financial ratio covenants. We were in compliance with all financial covenants in our debt obligations as of June 30, 2012 and December 31, 2011.

Endeavour International Corporation

Capital Program

Our primary sources of financial resources and liquidity are cash on hand, internally generated cash flows from operations and access to the credit and capital markets, to the extent necessary. During the second quarter of 2012, our capital expenditures were primarily related to our two development projects in the U.K. – Bacchus and Rochelle. Now that Bacchus has achieved first production, we expect to earmark a substantial portion of the cash flows from its production to complete the necessary development program for the Rochelle area to allow first production during the second half of 2012. Remaining capital will be divided among our smaller commitments, including evaluation of our Montana vertical pilot wells and minimal drilling and completions in the Marcellus and Haynesville areas as required to hold strategic acreage. The full extent of our U.S. drilling program will be determined by our anticipated available cash and any changes in the U.S. natural gas markets and prices.

As of June 30, 2012, we had spent $116.5 million in capital expenditures for the year.

North Sea Acquisition

On December 23, 2011, we entered into the COP Purchase Agreement to acquire certain oil and natural gas interests in the North Sea for approximately $330 million in cash. The COP Purchase Agreement provides for the possibility that the COP Acquisition may close in multiple stages. On May 31, 2012, we closed the portion of the COP Acquisition consisting of a 23.43% interest in the Alba field. Prior to this recent acquisition, we held a 2.25% interest in the Alba field. This additional working interest, combined with our previous ownership position, increases our total working interest in the Alba field to 25.68%. The Alba field portion of the COP Acquisition was closed for aggregate cash consideration of approximately $219.6 million. The interest in the Alba field accounts for approximately 62% and 59% of the acquired assets’ total proved reserves and production as of December 31, 2011.

In connection with closing the acquisition of the Alba field portion separately from the other two fields, we paid an additional $2 million deposit to the Sellers relating to the remaining properties in the COP Acquisition. The remaining interests to be acquired include a 40% interest in the MacCulloch field and an 18% interest in the Nicol field. Subject to partner and U.K. regulatory approvals, we expect that we will be the operator of the MacCulloch field following the closing of the acquisition of the interest in the field. We intend to pursue closing of the remaining interests in the COP Acquisition in the near future.

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

We hold a 30% working interest in our Bacchus field asset located in Block 22/06a in the U.K. Central North Sea, which is operated by Apache Corporation, who owns a 50% working interest.

Endeavour International Corporation

The field development plan (“FDP”) for the Bacchus field calls for a subsea development with three wells to be drilled and linked to production facilities at the nearby Forties field. On April 30, 2012 we announced that we had achieved production from the first development well on the Bacchus field. Drilling at the second of three planned development wells was completed in July 2012. The second development well started production on July 29, 2012. The latest horizontal well, Bacchus West, penetrated Jurassic-aged Fulmar reservoir sandstones and logged 889 feet (measured depth) of net pay in three sections. The well is currently producing approximately 8,500 gross barrels per day at significantly restricted choke rates. Current combined production from the two Bacchus wells is approximately 13,000 barrels per day. With the additional positive data gained from the second development well, the Bacchus partners have decided to observe production results before making a final decision on the placement of the third development well to insure optimization of the entire reservoir. Drilling on the third well will commence once that analysis has been completed.

The Rochelle area is comprised of three blocks in the North Sea. In July 2011, the unitization of the Rochelle area, including our interests in blocks 15/27 and 15/26c, was completed resulting in a single set of interest across the field for the interest owners. Our working interest in the Rochelle area is 44% and we are the operator of the field, which is comprised of Blocks 15/26b, 15/26c and 15/27. In late July, the contracted drilling rig arrived and commenced operations to drill the first of two planned development wells. Final modifications to the Scott Platform, the off-take solution for the Rochelle development, will be completed during the third quarter in preparation for Rochelle production later in the year. Installation of the pipe and manifolds on the seabed floor is also scheduled to commence later in the third quarter. The Rochelle development continues on schedule for first production in the fourth quarter of 2012.

United States Capital Program

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

During the first quarter, we completed one minority-interest well and drilled a second joint interest well in the Haynesville area. We have deferred the completion of that well and suspended drilling operations due to low gas prices. We anticipate limited drilling activity in our Haynesville and Marcellus shale gas plays for the remainder of 2012 as we monitor U.S. natural gas prices.

In the Marcellus area, we are working on expanding the Daniel Field gathering pipeline infrastructure, including options to connect with one of three major pipelines in Cameron County. We are currently obtaining necessary rights-of-way and permits. Upon completion of these items, we expect to begin construction of a gathering line to tie our production to an existing pipeline.

Endeavour International Corporation

In the Heath Shale tight oil play, we and our partners have completed the core and log data analysis from four vertical pilot wells drilled in 2011. The partnership has prioritized the wells to be re-entered and is in the process of securing a rig to drill the first lateral in the coming months.

Outlook

2012 Planned Capital Expenditures

We expect that our total capital expenditure budget for the full year 2012 will be between $175 million and $200 million, including approximately $25 million related to assets acquired in the COP Acquisition, of which we had spent $116.5 million through June 30, 2012. We expect to spend approximately $150 million to $175 million of the total 2012 budget in the U.K., primarily on the advancement of our development projects. With our existing cash position, cash flows from existing production and the start up of production from Bacchus, we believe we have sufficient cash flows to complete the necessary development program for the Rochelle area to reach first production in the fourth quarter of 2012. We expect to spend the remainder of our 2012 capital budget in the U.S. to evaluate our Heath Shale Oil Play pilot wells, to maintain our acreage positions and to fulfill minor drilling commitments. Our 2012 capital expenditure budget is subject to change depending on a number of factors, including the availability and costs of drilling and completion equipment, crews, economic and industry conditions, prevailing and anticipated prices for oil and gas, the availability of sufficient capital resources, drilling success and other factors typically affecting the oil and gas industry.

We intend to fund our remaining 2012 capital expenditures and acquisitions primarily through cash on hand and cash flow generated from operations, including cash flow from the Alba field and the remaining assets to be acquired in the COP Acquisition.

Endeavour International Corporation

Disclosures About Contractual Obligations and Commercial Commitments

The following table sets forth our obligations and commitments to make future payments under our lease agreements and other long-term obligations as of June 30, 2012:

(Amounts in thousands)	Payments due by Period
	Total	Less than 1 Year	1-3 Years	3-5 Years	After 5 Years
Long-term debt:
Principal	$830,990	$12,500	$117,320	$201,170	$500,000
Interest	423,277	84,215	140,640	153,922	44,500
Asset retirement obligations	64,171	2,117	3,921	29,042	29,091
Operating leases for office leases and equipment	6,659	1,402	2,476	2,287	494

Total Contractual Obligations	$1,325,097	$100,234	$264,357	$386,421	$574,085

(1)	Interest on certain of our debt instruments is added to the outstanding principal balance each quarter and reflected as due upon maturity.

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

Endeavour International Corporation

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

Endeavour International Corporation

Item 3: Quantitative and Qualitative Disclosures about Market Risk

Commodity Price Risk

We produce and sell crude oil and natural gas. Realized pricing is primarily driven by the prevailing worldwide price for crude oil and regional gas spot market prices that have been volatile and unpredictable for several years. As a result, our financial results can be significantly impacted as these commodity prices fluctuate widely in response to changing market forces. We may engage in oil and gas hedging activities to realize commodity prices which we consider favorable. For additional information regarding our derivative instruments, see Note 11 to the Condensed Consolidated Financial Statements.

At June 30, 2012, we had the following commodity derivative instruments outstanding:

	2012	Total
Oil:
Fixed Price Puts (Mbbl)—Brent	566	566
Weighted Average Price ($/Barrel)	$88.46	$88.46

Gas: (1)
Fixed Price Puts (MMcf)—Heren National Balancing Point	248	248
Weighted Average Price ($/Mcf)	$8.53	$8.53

(1)	Gas derivative contracts are designated in pence per therms and have been converted to Mcf at a rate of 10 therm to 1 Mcf. The exchange rate at June 30, 2012 was $1.57 to £1.00.

Item 4: Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As required by Rule 13a-15(b) of the Securities Exchange Act of 1934, as amended, we have evaluated, under the supervision and with the participation of our management, including our chief executive officer (the “CEO”) and chief financial officer (the “CFO”), the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) or 15d-15(e) of the Securities Exchange Act of 1934, as amended) as of the end of the period covered by this Form 10-Q. Based on that evaluation, the CEO and CFO concluded:

(i) that our disclosure controls and procedures are designed to ensure that information we are required to disclose in our reports filed or submitted under the Securities Exchange Act of 1934, as amended, is (a) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and (b) is accumulated and communicated to our management, including the CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure; and

(ii) that our disclosure controls and procedures were effective as of June 30, 2012.

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

Item 6: Exhibits

3.1(a)	Amended and Restated Articles of Incorporation (Incorporated by reference to Exhibit 3.2 of our Quarterly Report on Form 10-Q (Commission File No. 001-32212) for the quarter ended June 30, 2004).

3.1(b)	Certificate of Amendment dated June 1, 2006 (Incorporated by reference to Exhibit 4.2 of our Registration Statement on Form S-3 (Commission File No. 333-139304) filed on December 13, 2006).

3.1(c)	Certificate of Amendment dated June 1, 2010 (Incorporated by reference to Exhibit 3.1 to our Current Report on Form 8-K (Commission File No. 001-32212) filed on June 3, 2010).

3.1(d)	Amendment to Articles of Incorporation, dated November 17, 2010 (Incorporated by reference to Exhibit 3.1(d) of our Annual Report on Form 10-K (Commission File No. 001-32212) for the year ended December 31, 2010).

3.1(e)	Amendment to Amended and Restated Articles of Incorporation, dated May 24, 2012 (Incorporated by reference to Exhibit 3.1 to our Current Report on Form 8-K (Commission File No. 001-32212) filed on May 29, 2012).

3.2(a)	Amended and Restated Bylaws (Incorporated by reference to Exhibit 3.4 to our Current Report on Form 8-K (Commission File No. 001-32212) filed on November 6, 2006).

Endeavour International Corporation

3.2(b)		Amendment to Amended and Restated Bylaws dated December 12, 2007 (Incorporated by reference to Exhibit 3.1 to our Current Report on Form 8-K (Commission File No. 001-32212) filed on December 13, 2007).

4.1		Form of Warrant (Incorporated by reference as Exhibit A to Exhibit 10.2 to our Current Report on Form 8-K (Commission File No. 001-32212) filed on May 30, 2012).

10.1	†	First Amendment to 2010 Incentive Plan, dated as of May 24, 2012. (Incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K (Commission File No. 001-32212) filed on May 29, 2012).

10.2		Reimbursement Agreement, dated as of May 23, 2012 among Endeavour International Corporation, Endeavour Energy U.K. Limited and Yellow Rock S.a.r.l. (Incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K (Commission File No. 001-32212) filed on May 30, 2012).

10.3		Form of Warrant Agreement to Purchase Common Stock (Incorporated by reference to Exhibit 10.2 to our Current Report on Form 8-K (Commission File No. 001-32212) filed on May 30, 2012).

10.4 (a)		Credit Agreement dated as of April 12, 2012 among Endeavour International Corporation, Endeavour Energy UK Limited. Cyan Partners, LP, as administrative agent, and certain lenders party thereto (Incorporated by reference to Exhibit 10.3 to our Quarterly Report on Form 10-Q (Commission File No. 001-32212) for the quarter ended March 31, 2012).

10.4 (b)		First Amendment to Credit Agreement; U.S. Security Agreement and Subsidiaries Guaranty dated as of May 31, 2012, by and among Endeavour International Corporation, Endeavour Energy U.K. Limited, the subsidiary guarantors party thereto, Cyan Partners, LP, as administrative agent and collateral agent, and the other lenders party thereto. (Incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K (Commission File No. 001-32212) filed on June 6, 2012).

10.5		Reimbursement Agreement, dated May 31, 2012, among Endeavour International Corporation, Endeavour Energy U.K. Limited, New Pearl S.a.r.l. and Cyan Partners, LP, as collateral agent. (Incorporated by reference to Exhibit 10.2 to our Current Report on Form 8-K (Commission File No. 001-32212) filed on June 6, 2012).

10.6	*†	Restricted Stock Award Agreement between Endeavour International Corporation and Ralph A. Midkiff, dated as of June 1, 2012.

31.1	*	Certification of William L. Transier, Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	*	Certification of J. Michael Kirksey, Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Endeavour International Corporation

32.1	*	Certification of William L. Transier, Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	*	Certification of J. Michael Kirksey, Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	**	XBRL Instance Document.

101.SCH	**	XBRL Taxonomy Extension Schema Document.

101.CAL	**	XBRL Taxonomy Extension Calculation Linkbase.

101.DEF	**	XBRL Taxonomy Extension Definition Linkbase.

101.LAB	**	XBRL Taxonomy Extension Label Linkbase.

101.PRE	**	XBRL Taxonomy Extension Presentation Linkbase.

*	Filed or furnished (in the case of Exhibits 31.1, 31.2, 32.1, 32.2 and 101) with this Form 10-Q.
**	To be filed by amendment.
†	Management contracts and compensatory plans or arrangements.

Endeavour International Corporation

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Endeavour International Corporation

Date: August 8, 2012	/s/ J. Michael Kirksey	/s/ Robert L. Thompson
	J. Michael Kirksey	Robert L. Thompson
	Executive Vice President and	Senior Vice President and
	Chief Financial Officer	Chief Accounting Officer
	(Principal Financial Officer)	(Principal Accounting Officer)