Form 10-Q/A
period 2012-06-30
ENDEAVOUR INTERNATIONAL CORP
filed 2012-09-07
CIK 1112412

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

Endeavour International Corporation

EXPLANATORY NOTE

This Amendment No. 1 to the Quarterly Report on Form 10-Q for the quarter ended June 30, 2012 of Endeavour International Corporation is being filed for the purpose of filing XBRL Exhibits 101.INS, 101.SCH, 101.CAL, 101.DEF, 101.DEF, 101.LAB, and 101.PRE.

No attempt has been made in this Amendment to modify or update other disclosures presented in the Form 10-Q. This Amendment does not reflect events occurring after the filing of the Form 10-Q (i.e., occurring after August 8, 2012) or modify or update those disclosures that may be affected by subsequent events. Such subsequent event matters are addressed in subsequent reports filed by the registrant with the SEC. Accordingly, this Amendment should be reviewed in conjunction with the Form 10-Q and the registrant’s other filings with the SEC.

Item 6: Exhibits

3.1(a)	Amended and Restated Articles of Incorporation (Incorporated by reference to Exhibit 3.2 of our Quarterly Report on Form 10-Q (Commission File No. 001-32212) for the quarter ended June 30, 2004).

3.1(b)	Certificate of Amendment dated June 1, 2006 (Incorporated by reference to Exhibit 4.2 of our Registration Statement on Form S-3 (Commission File No. 333-139304) filed on December 13, 2006).

3.1(c)	Certificate of Amendment dated June 1, 2010 (Incorporated by reference to Exhibit 3.1 to our Current Report on Form 8-K (Commission File No. 001-32212) filed on June 3, 2010).

3.1(d)	Amendment to Articles of Incorporation, dated November 17, 2010 (Incorporated by reference to Exhibit 3.1(d) of our Annual Report on Form 10-K (Commission File No. 001-32212) for the year ended December 31, 2010).

3.1(e)	Amendment to Amended and Restated Articles of Incorporation, dated May 24, 2012 (Incorporated by reference to Exhibit 3.1 to our Current Report on Form 8-K (Commission File No. 001-32212) filed on May 29, 2012).

3.2(a)	Amended and Restated Bylaws (Incorporated by reference to Exhibit 3.4 to our Current Report on Form 8-K (Commission File No. 001-32212) filed on November 6, 2006).

3.2(b)	Amendment to Amended and Restated Bylaws dated December 12, 2007 (Incorporated by reference to Exhibit 3.1 to our Current Report on Form 8-K (Commission File No. 001-32212) filed on December 13, 2007).

4.1	Form of Warrant (Incorporated by reference as Exhibit A to Exhibit 10.2 to our Current Report on Form 8-K (Commission File No. 001-32212) filed on May 30, 2012).

10.1†	First Amendment to 2010 Incentive Plan, dated as of May 24, 2012. (Incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K (Commission File No. 001-32212) filed on May 29, 2012).

Endeavour International Corporation

10.2	Reimbursement Agreement, dated as of May 23, 2012 among Endeavour International Corporation, Endeavour Energy U.K. Limited and Yellow Rock S.a.r.l. (Incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K (Commission File No. 001-32212) filed on May 30, 2012).

10.3	Form of Warrant Agreement to Purchase Common Stock (Incorporated by reference to Exhibit 10.2 to our Current Report on Form 8-K (Commission File No. 001-32212) filed on May 30, 2012).

10.4 (a)	Credit Agreement dated as of April 12, 2012 among Endeavour International Corporation, Endeavour Energy UK Limited. Cyan Partners, LP, as administrative agent, and certain lenders party thereto (Incorporated by reference to Exhibit 10.3 to our Quarterly Report on Form 10-Q (Commission File No. 001-32212) for the quarter ended March 31, 2012).

10.4 (b)	First Amendment to Credit Agreement; U.S. Security Agreement and Subsidiaries Guaranty dated as of May 31, 2012, by and among Endeavour International Corporation, Endeavour Energy U.K. Limited, the subsidiary guarantors party thereto, Cyan Partners, LP, as administrative agent and collateral agent, and the other lenders party thereto. (Incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K (Commission File No. 001-32212) filed on June 6, 2012).

10.5	Reimbursement Agreement, dated May 31, 2012, among Endeavour International Corporation, Endeavour Energy U.K. Limited, New Pearl S.a.r.l. and Cyan Partners, LP, as collateral agent. (Incorporated by reference to Exhibit 10.2 to our Current Report on Form 8-K (Commission File No. 001-32212) filed on June 6, 2012).

10.6†	Restricted Stock Award Agreement between Endeavour International Corporation and Ralph A. Midkiff, dated as of June 1, 2012 (Incorporated by reference to Exhibit 10.6 of our Current Quarterly Report on Form 10-Q (Commission File No. 001-32212) for the quarter ended June 30, 2012, filed August 8, 2012).

31.1	Certification of William L. Transier, Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Incorporated by reference to Exhibit 31.1 of our Current Quarterly Report on Form 10-Q (Commission File No. 001-32212) for the quarter ended June 30, 2012, filed August 8, 2012).

31.2	Certification of J. Michael Kirksey, Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Incorporated by reference to Exhibit 31.2 of our Current Quarterly Report on Form 10-Q (Commission File No. 001-32212) for the quarter ended June 30, 2012, filed August 8, 2012).

32.1	Certification of William L. Transier, Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Incorporated by reference to Exhibit 32.1 of our Current Quarterly Report on Form 10-Q (Commission File No. 001-32212) for the quarter ended June 30, 2012, filed August 8, 2012).

Endeavour International Corporation

32.2	Certification of J. Michael Kirksey, Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Incorporated by reference to Exhibit 32.1 of our Current Quarterly Report on Form 10-Q (Commission File No. 001-32212) for the quarter ended June 30, 2012, filed August 8, 2012).

101.INS*	XBRL Instance Document.

101.SCH*	XBRL Taxonomy Extension Schema Document.

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase.

101.DEF*	XBRL Taxonomy Extension Definition Linkbase.

101.LAB*	XBRL Taxonomy Extension Label Linkbase.

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase.

*	Filed or furnished (in the case of Exhibit 101) with this Form 10-Q.
†	Management contracts and compensatory plans or arrangements.

Endeavour International Corporation

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Endeavour International Corporation

Date: September 7, 2012	/s/ J. Michael Kirksey	/s/ Robert L. Thompson
	J. Michael Kirksey	Robert L. Thompson
	Executive Vice President and Chief Financial Officer	Senior Vice President and Chief Accounting Officer
	(Principal Financial Officer)	(Principal Accounting Officer)