Form 10-Q
period 2012-09-30
ENDEAVOUR INTERNATIONAL CORP
filed 2012-11-08
CIK 1112412

United States

Securities and Exchange Commission

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarterly Period Ended September 30, 2012

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

As of November 5, 2012, 46.6 million shares of the registrant’s common stock were outstanding.

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

Part I: Financial Information

Item 1: Financial Statements

Endeavour International Corporation

Condensed Consolidated Balance Sheets

(Unaudited)

(Amounts in thousands)

	September 30,	December 31,
	2012	2011
Assets
Current Assets:
Cash and cash equivalents	$75,722	$106,036
Restricted cash	178	—
Accounts receivable	16,131	8,649
Prepaid expenses and other current assets	28,047	18,840

Total Current Assets	120,078	133,525

Property and Equipment, Net ($359,578 and $258,334 not subject to amortization at September 30, 2012 and December 31, 2011, respectively)	836,369	549,196
Goodwill	258,973	211,886
Other Assets	51,417	30,384

Total Assets	$1,266,837	$924,991

See accompanying notes to condensed consolidated financial statements.

Endeavour International Corporation

Condensed Consolidated Balance Sheets

(Unaudited)

(Amounts in thousands)

	September 30,	December 31,
	2012	2011
Liabilities and Stockholders’ Equity
Current Liabilities:
Accounts payable	$84,744	$62,275
Current maturities of debt	12,500	12,350
Accrued expenses and other	23,680	20,549

Total Current Liabilities	120,924	95,174

Long-Term Debt	812,926	455,028
Deferred Taxes	111,806	115,759
Other Liabilities	72,338	61,248

Total Liabilities	1,117,994	727,209

Commitments and Contingencies

Series C Convertible Preferred Stock:
Series C preferred stock—Liquidation preference: $37,000 and $37,000 at September 30, 2012 and December 31, 2011, respectively	43,703	43,703

Stockholders’ Equity:
Series B preferred stock—Liquidation preference: $3,549 and $3,430 at September 30, 2012 and December 31, 2011, respectively	—	—
Common stock; shares issued and outstanding – 46,658 and 37,663 shares at September 30, 2012 and December 31, 2011, respectively	47	38
Additional paid-in capital	492,603	420,412
Treasury stock, at cost—72 and 72 shares at September 30, 2012 and December 31, 2011, respectively	(587)	(587)
Accumulated deficit	(386,923)	(265,784)

Total Stockholders’ Equity	105,140	154,079

Total Liabilities and Stockholders’ Equity	$1,266,837	$924,991

See accompanying notes to condensed consolidated financial statements.

Endeavour International Corporation

Condensed Consolidated Statement of Operations

(Unaudited)

(Amounts in thousands, except per share data)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2012	2011	2012	2011
Revenues	$83,275	$10,302	$121,444	$43,459

Cost of Operations:
Operating expenses	23,973	3,496	34,613	14,888
Depreciation, depletion and amortization	23,759	5,372	42,292	18,698
Impairment of oil and gas properties	11,416	28,793	47,116	28,793
General and administrative	5,026	4,863	15,379	14,525

Total Expenses	64,174	42,524	139,400	76,904

Income (Loss) From Operations	19,101	(32,222)	(17,956)	(33,445)

Other Income (Expense):
Derivatives:
Unrealized gains (losses)	(1,204)	13,081	(2,178)	11,098
Interest expense	(18,053)	(12,253)	(63,016)	(32,607)
Loss on early extinguishment of debt	—	—	(21,661)	(402)
Letter of credit fees	(9,378)	—	(12,442)	—
Other income (expense)	(2,663)	611	(5,944)	826

Total Other Income (Expense)	(31,298)	1,439	(105,241)	(21,085)

Loss Before Income Taxes	(12,197)	(30,783)	(123,197)	(54,530)

Income Tax Expense (Benefit)	21,505	32,507	(3,424)	31,820

Net Loss	(33,702)	(63,290)	(119,773)	(86,350)
Preferred Stock Dividends	456	466	1,367	1,518

Net Loss to Common Stockholders	$(34,158)	$(63,756)	$(121,140)	$(87,868)

Net Loss per Common Share:
Basic and Diluted	$(0.73)	$(1.63)	$(2.94)	$(2.52)

Weighted Average Number of Common Shares Outstanding:
Basic and Diluted	46,555	39,064	41,163	34,854

See accompanying notes to condensed consolidated financial statements.

Endeavour International Corporation

Condensed Consolidated Statement of Cash Flows

(Unaudited)

(Amounts in thousands)

	Nine Months Ended
	September 30,
	2012	2011
Cash Flows from Operating Activities:
Net loss	$(119,773)	$(86,350)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation, depletion and amortization	42,292	18,698
Impairment of oil and gas properties	47,116	28,793
Deferred tax expense (benefit)	(15,849)	23,052
Unrealized (gains) losses on derivatives	2,178	(11,098)
Amortization of non-cash compensation	3,605	2,733
Amortization of loan costs and discount	10,536	9,151
Non-cash interest expense	7,077	9,306
Loss on early extinguishment of debt	21,661	402
Other	9,692	1,839
Changes in operating assets and liabilities:
Decrease in receivables	5,553	1,616
Increase in other current assets	(14,550)	(7,944)
Increase (decrease) in liabilities	1,806	(18,817)

Net Cash Provided by (Used in) Operating Activities	1,344	(28,619)

Cash Flows From Investing Activities:
Capital expenditures	(175,597)	(113,137)
Acquisitions, net of cash acquired	(228,437)	(22,898)
(Increase) decrease in restricted cash	(179)	31,726

Net Cash Used in Investing Activities	(404,213)	(104,309)

Cash Flows From Financing Activities:
Repayments of borrowings	(247,065)	(97,638)
Borrowings under debt agreements, net of debt discount	595,000	210,000
Proceeds from issuance of common stock	60,805	118,444
Dividends paid	(833)	(1,400)
Payments for early extinguishment of debt	(7,248)	—
Financing costs paid	(28,109)	(11,226)
Other financing	5	511

Net Cash Provided by Financing Activities	372,555	218,691

Net Increase (Decrease) in Cash and Cash Equivalents	(30,314)	85,763
Cash and Cash Equivalents, Beginning of Period	106,036	99,267

Cash and Cash Equivalents, End of Period	$75,722	$185,030

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

Note 2 – Acquisitions

On December 23, 2011, we entered into a Sale and Purchase Agreement (the “Purchase Agreement”), through our wholly owned subsidiary Endeavour Energy UK Limited (“EEUK”), with ConocoPhillips (U.K.) Limited, ConocoPhillips Petroleum Limited and ConocoPhillips (U.K.) Lambda Limited, subsidiaries of ConocoPhillips (collectively, the “Sellers”), to acquire their interest in three producing U.K. oil fields in the Central North Sea for $330 million (the “COP Acquisition”).

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

The purchase price allocation is based on a preliminary assessment of the fair value of the assets acquired and liabilities assumed in the Alba field portion of the COP Acquisition. The assessments of the fair values of oil and gas properties acquired were based on projections of expected future net cash flows, discounted to present value. These estimates are subject to change as additional information becomes available, including the closing of the MacCulloch and Nicol fields, and is assessed by Endeavour.

The following table sets forth unaudited pro forma condensed combined financial and operating data which are presented to give effect to the Alba acquisition as if it had occurred January 1, 2011. The information does not purport to be indicative of actual results, if any of these transactions had been in effect for the periods indicated, or future results.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2012	2011	2012	2011
Revenues	$83,275	$75,039	$193,960	$240,447
Net income (loss) to common shareholders	$(34,158)	$(65,096)	$(88,337)	$(91,578)
Net income (loss) per share—basic and diluted	$(0.73)	$(1.67)	$(2.15)	$(2.63)

Revenues and income from operations associated with the acquired interest in the Alba field for the period from May 31, 2012 through September 30, 2012 were $62.1 million and $0.6 million, respectively.

Endeavour International Corporation

Notes to Condensed Consolidated Financial Statements

(Unaudited)

(Amounts in tables in thousands, except per unit data)

The remaining producing assets yet to be acquired include a 40% net working interest in the MacCulloch field and an 18% net working interest in the Nicol field. In connection with closing the acquisition of the Alba Property separately from the other two fields, we paid an additional $2 million deposit to the Sellers, bringing our total deposit relating to the remaining properties to $10 million. We intend to pursue closing on the remaining interests of the COP Acquisition in the near future, though there can be no assurance that we will be able to do so successfully. Subject to customary exceptions, our acquisition of the remaining interests is required to close no later than November 30, 2012.

Note 3 – Property and Equipment

Property and equipment included the following at the dates indicated below:

	September 30,	December 31,
	2012	2011
Oil and gas properties under the full cost method:
Subject to amortization	$716,360	$496,667
Not subject to amortization:
Incurred in 2012	146,777	—
Incurred in 2011	114,274	138,912
Incurred in 2010	44,095	47,208
Incurred prior to 2010	54,432	72,214

	1,075,938	755,001
Computers, furniture and fixtures	8,744	6,421

Total property and equipment	1,084,682	761,422
Accumulated depreciation, depletion and amortization	(248,313)	(212,226)

Net property and equipment	$836,369	$549,196

The costs not subject to amortization relate to unproved properties and properties being made ready to be placed into service, which are excluded from amortizable capital costs until it is determined whether or not proved reserves can be assigned to such properties. We expect acquisition costs excluded from amortization to be transferred to the amortization base over the next five years due to a combination of well performance and results of infield drilling relating to currently producing assets and the drilling and development of identified projects acquired. We expect exploration costs not subject to amortization to be transferred to the amortization base over the next three years as development plans are completed and production commences on existing discoveries, including the Rochelle project. We capitalized $8.3 million and $4.0 million in interest related to drilling, development and exploration activities for the quarters ended September 30, 2012 and 2011, respectively. The capitalized interest for each period is primarily related to our U.K. activities. For the nine months ended September 30, 2012 and 2011, we capitalized $20.1 million and $9.9 million, respectively, in interest related to exploration and development.

Endeavour International Corporation

Notes to Condensed Consolidated Financial Statements

(Unaudited)

(Amounts in tables in thousands, except per unit data)

For the third quarter of 2012, we recorded a pre-tax impairment of $11.4 million related to our U.S. oil and gas properties through the application of the full cost ceiling test at the end of the quarter. For the nine months ended September 30, 2012 we recorded a pre-tax impairment of $47.1 million related to our U.S. oil and gas properties. The impairment was primarily due to the decline in U.S. gas prices. The prices used to determine the impairment for our U.S. properties were $94.84 per barrel for oil and $2.78 per Mcf for gas. We did not have an impairment of U.K. oil and gas properties through the application of the full cost ceiling test at the end of the third quarter 2012, which utilized prices of $110.17 per barrel for oil and $8.65 per Mcf for gas.

Note 4 – Debt Obligations

At September 30, 2012, we had $845.7 million in outstanding debt. Our debt consisted of the following at September 30, 2012 and December 31, 2011:

	September 30,	December 31,
	2012	2011
Senior term loan, 15% fixed rate, due 2013	$—	$240,349
Subordinated notes, 12% fixed rate, due 2014	27,457	32,012
Convertible bonds, 11.5% until March 31, 2014 and 7.5% thereafter, due 2016	68,072	62,523
Senior notes, 12% fixed rate, due 2018	500,000	—
Convertible senior notes, 5.5% fixed rate, due 2016	135,000	135,000
Revolving credit facility, 13% fixed rate, due 2013	115,163	—

	845,692	469,884
Less: debt discount	(20,266)	(2,506)
Less: current maturities	(12,500)	(12,350)

Long-term debt	$812,926	$455,028

Standby letters of credit outstanding for abandonment liabilities	$—	$31,724

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

Endeavour International Corporation

Notes to Condensed Consolidated Financial Statements

(Unaudited)

(Amounts in tables in thousands, except per unit data)

On May 31, 2012, concurrent with the closing of the Alba field portion of the COP Acquisition, the net proceeds were used to fund the acquisition and repay all outstanding amounts under the Senior Term Loan (defined below).

On October 15, 2012 we completed our private placement offering of $54 million aggregate principal amount of our 12% first priority notes due 2018. For additional information regarding this offering, see Note 14 “Subsequent Events.”

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

On September 27, 2012, we increased the amount available for borrowing under the Revolving Credit Facility to $125 million. In connection with the increase, we agreed to pay a fee of $1.25 million to Cyan Partners, LP. The Founding Partner and Chief Investment Officer of Cyan Partners, LP is a member of our Board of Directors.

On September 28, 2012, we borrowed an additional $15 million under the Revolving Credit Facility.

Endeavour International Corporation

Notes to Condensed Consolidated Financial Statements

(Unaudited)

(Amounts in tables in thousands, except per unit data)

11.5% Convertible Bonds

Our 11.5% Convertible Bonds bear interest at a rate of 11.5% per annum. Interest is compounded quarterly and added to the outstanding principal balance each quarter. The bonds are convertible into shares of our common stock at an initial conversion price of $16.52 per $1,000 of principal, which represents a conversion rate of approximately 61 shares of our common stock per $1,000 of principal.

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

Subordinated Notes

Our Subordinated Notes due 2014 bear interest at an annual rate of 10%, plus 2% capitalized to the outstanding principal amount. We utilized a portion of the proceeds from our October 2012 offering of additional 12% first priority notes due 2018 to redeem, repurchase, or otherwise retire our outstanding 12% Senior Subordinated notes due 2014. For additional information, see Note 14, “Subsequent Events.”

Fair Value

The fair value of our outstanding debt obligations was $870 million and $420 million at September 30, 2012 and December 31, 2011, respectively. The fair values of long-term debt were determined based upon external market quotes for our Senior Notes and an income approach for other debt, using a credit adjusted discount rate at the reporting date, and classified as Level 3 in the fair value hierarchy.

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

During July 2012, the U.K. government enacted legislation (retroactive to March 2012) to limit deductions related to decommissioning expenditures to 20% for supplemental tax, in addition to the U.K. corporate tax of 30%. Therefore, total relief available for decommissioning is 50%. The increase in tax expense as a result of this enactment was $8.4 million.

Note 6 – Asset Retirement Obligations

Our asset retirement obligations relate to obligations for the future plugging and abandonment of oil and gas properties. The following table provides a rollforward of our asset retirement obligations for the nine months ended September 30, 2012 and 2011:

	Nine Months Ended
	September 30,
	2012	2011
Carrying amount of asset retirement obligations as of beginning of period	$47,258	$42,997
Accretion expense (included in DD&A expense)	5,614	3,472
Impact of foreign currency exchange rate changes	2,949	833
Payment of asset retirement obligations	(7,838)	(12,616)
Liabilities incurred	17,263	—

Carrying amount of asset retirement obligations as of end of period	65,246	34,686
Less: Current portion	(8,051)	(6,480)

Long-term asset retirement obligations	$57,195	$28,206

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

Note 8 – Stock-Based Compensation Arrangements

We grant restricted stock and stock options to employees and directors as incentive compensation. The restricted stock and options generally vest over three years. Non-cash stock-based compensation is recorded in general and administrative (“G&A”) expenses or capitalized G&A as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2012	2011	2012	2011
G & A Expenses	$1,347	$689	$3,605	$1,965
Capitalized G & A	411	252	1,267	768

Total non-cash stock-based compensation	$1,758	$941	$4,872	$2,733

At September 30, 2012, total compensation cost related to awards not yet recognized was approximately $10.3 million and is expected to be recognized over a weighted average period of less than three years.

Endeavour International Corporation

Notes to Condensed Consolidated Financial Statements

(Unaudited)

(Amounts in tables in thousands, except per unit data)

Stock Options

The fair value of each option award is estimated on the date of grant using the Black-Scholes option-pricing model. We did not grant any stock options during 2011 or 2012. Information relating to outstanding stock options is summarized as follows:

		Weighted	Weighted
	Number of	Average	Average
	Shares	Exercise	Contractual	Aggregate
	Underlying	Price per	Life in	Intrinsic
	Options	Share	Years	Value
Balance outstanding—January 1, 2012	299	$8.95
Exercised	(1)	6.73
Forfeited	(37)	9.20
Expired	(14)	14.28

Balance outstanding—September 30, 2012	247	$8.38	5.5	$566

Currently exercisable—September 30, 2012	247	$8.38	5.5	$566

Restricted Stock

Restricted stock awards are valued based on the closing price of our common stock on the measurement date, which is typically the date of grant. The status of the restricted shares granted as of September 30, 2012 and the changes during the nine months ended September 30, 2012 are presented below:

		Weighted
		Average Grant
		Date Fair
	Number of	Value per
	Shares	Share
Balance outstanding—January 1, 2012	830	$10.13
Granted	388	9.49
Vested	(423)	9.31
Forfeited	(41)	9.95

Balance outstanding—September 30, 2012	754	$10.39

Total grant date fair value of shares vesting during the period	$3,938

Performance-Based Share Awards

In January 2012, certain of our executive officers were granted a target number of performance shares under individual Performance Unit Award Agreements. The performance shares will be earned as the relative total shareholder return ranking is measured among a designated peer group at the end of a three-year performance period. Payouts will be based on a predetermined schedule at the end of the performance period. The shares issued may range from 0% to 200% of the number of Performance Units specified in the agreements. The fair value of each performance-based award is estimated on the date of grant using a Monte Carlo simulation model. At September 30, 2012, 422,310 Performance Units were issued pursuant to these agreements, whereby an equal number of shares of common stock would be issued if the grant reaches a payout of 100% at the end of the performance period.

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

The common shares potentially issuable arising from these instruments, which were outstanding during the periods presented in the financial statements consisted of:

	September 30,
	2012	2011
Warrants, options and stock-based compensation	2,895	137
Convertible debt	11,414	10,972
Convertible preferred stock	4,229	4,229

	18,538	15,338

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

Financial assets and liabilities are classified based on the lowest level of input that is significant to the fair value measurement. The following table summarizes the valuation of our investments and financial instruments by pricing levels as of September 30, 2012 and December 31, 2011:

	Quoted Market Prices	Significant Other	Significant
	in Active Markets -	Observable Inputs -	Unobservable Inputs	Total
	Level 1	Level 2	Level - 3	Fair Value
As of September 30, 2012:

Oil and gas puts	$—	$101	$3	$104
Embedded derivatives	—	—	(14,825)	(14,825)

Total derivative liabilities	$—	$101	$(14,822)	$(14,721)

As of December 31, 2011:

Oil and gas puts	$—	$1,038	$209	$1,247
Embedded derivatives	—	—	(16,067)	(16,067)

Total derivative liabilities	$—	$1,038	$(15,858)	$(14,820)

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

Endeavour International Corporation

Notes to Condensed Consolidated Financial Statements

(Unaudited)

(Amounts in tables in thousands, except per unit data)

We use a derivative valuation model to derive the value of our embedded derivative features. Key inputs into this valuation model are our current stock price, risk-free interest rates, the stock volatility and our implied credit spread. The first three aforementioned inputs are based on observable market data and are considered Level 2 inputs while the last two aforementioned inputs are unobservable and thus require management’s judgment and are considered Level 3 inputs. A decrease or increase in the implied credit spread of 5% would increase or decrease, respectively, the liability by approximately $2 million. A similar 5% decrease or increase in the stock volatility has an inverse effect to the change in the liability and would result in an approximately $2 million decrease or increase, respectively. The fair value measurement is considered a Level 3 measurement within the fair value hierarchy.

The following is a reconciliation of changes in fair value of net derivative assets and liabilities classified as Level 3:

	Nine Months Ended
	September 30,
	2012	2011
Balance at beginning of period	$(15,858)	$(26,703)
Realized and unrealized gains (losses) included in earnings	1,036	12,254

Balance at end of period	$(14,822)	$(14,449)

Changes in unrealized gains (losses) relating to derivatives assets and liabilities still held at the end of the period	$1,036	$12,254

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

Endeavour International Corporation

Notes to Condensed Consolidated Financial Statements

(Unaudited)

(Amounts in tables in thousands, except per unit data)

The fair market value of these derivative instruments is included in our balance sheet as follows for the periods indicated:

	September 30,	December 31,
	2012	2011
Derivatives not designated as hedges:
Oil and gas commodity derivatives:
Assets:
Prepaid expenses and other current assets	$104	$1,247

Embedded derivatives related to debt and equity instruments:
Liabilities:
Other liabilities—long-term	$(14,825)	$(16,067)

If all counterparties failed to perform, our maximum loss would have been $0.1 million as of September 30, 2012.

The effect of the derivatives not designated as hedges on our results of operations was as follows for the periods indicated:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2012	2011	2012	2011
Derivatives not designated as hedges:
Oil and gas commodity derivatives
Unrealized gains (losses)	$(1,515)	$538	$(3,420)	$(1,850)

	(1,515)	538	(3,420)	(1,850)

Embedded derivatives related to debt and equity instruments
Unrealized gains (losses)	$311	$12,543	$1,242	$12,948

As of September 30, 2012, our outstanding commodity derivatives covered approximately 306 Mbbls of oil and 98 MMcf of natural gas cumulative through the end of 2012 and consisted of seven oil and two natural gas option contracts with three major counterparties.

Endeavour International Corporation

Notes to Condensed Consolidated Financial Statements

(Unaudited)

(Amounts in tables in thousands, except per unit data)

Note 12 – Supplemental Cash Flow Information

Cash paid during the period for interest and income taxes was as follows:

	Nine Months Ended September 30,
	2012	2011
Interest paid	$62,150	$23,762

Income taxes paid	$2,405	$7,765

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

The second reimbursement agreement covers approximately $120 million related to our decommissioning obligations for the Alba field. We pay a fee of 13% per year, payable quarterly, computed based on the outstanding amount of each letter of credit. We have agreed to procure the release of the pledged cash securing the letter of credit on or before December 31, 2013 (the expiration date of the letter of credit). In addition, our obligations under the reimbursement agreement are secured on a pari passu basis with our obligations under the Revolving Credit Facility by a first lien on substantially all of our assets. As of September 30, 2012, we do not expect to begin decommissioning activities for the Alba field for many years. The timing of decommissioning activities will be determined by the ultimate performance and life of the reservoir.

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

Note 14 – Subsequent Events

On October 15, 2012 we completed our private placement offering of an additional $54 million aggregate principal amount of our 12% first priority notes due 2018, priced at 109% of par. In connection with the offering of the Notes, we received net proceeds of $57.9 million. An initial

Endeavour International Corporation

Notes to Condensed Consolidated Financial Statements

(Unaudited)

(Amounts in tables in thousands, except per unit data)

private placement of $500 million aggregate principal amount of our first and second priority 2018 Notes closed on February 23, 2012. The new first priority notes and those first priority notes initially issued in February 2012 are treated as a single class of debt securities under the same indenture. We utilized a portion of the proceeds from the October 2012 offering to retire our outstanding 12% Senior Subordinated notes due 2014. We will use the remainder of the net proceeds to finance a portion of the construction, improvement and other capital costs related to our U.S. and U.K. properties.

On October 26, 2012, we completed an exchange with our co-owner J-W Operating Company (“J-W”) whereby we exchanged our Bull Bayou Haynesville and Willow Springs Cotton Valley properties for all of J-W’s upstream and midstream interests in the Pennsylvania Marcellus area. In parallel, the Company has secured a third party gas gathering agreement for the Daniel Project in Cameron County, Pennsylvania. We now operate and control the Marcellus assets while retaining a 50% position in our remaining producing Haynesville acreage.

On October 31, 2012, we, through EEUK, and the Sellers, entered into a letter agreement to amend the Purchase Agreement to extend the deadline for us to close on the Sellers’ interests in the MacCulloch and Nicols fields from October 31, 2012 to November 30, 2012.

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

•

Balancing the longer cycle times and layer up-front development costs of the U.K. North Sea with onshore North America activities in areas known to have proven petroleum systems. Although active in proven onshore unconventional shale gas plays in Haynesville and Marcellus, we are pursuing new and evolving plays with oil or liquids-rich potential.

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

2012 Overview

We began the year with three primary goals to further our strategy. Throughout the first nine months of 2012, we have reached several milestones toward these goals. We expect to maintain our focus and concentration on these goals through the remainder of the year, which are set forth below.

Endeavour International Corporation

Goals	Objectives	Performance Results
Bacchus Development	• Commence production in a timely and cost-effective manner. • Increase exposure to oil.	• The first Bacchus development well achieved production during the second quarter. • The second development well began production on July 29, 2012.
COP Acquisition	• Complete the COP Acquisition. • Increase current production levels and cash flows.	• Alba Field portion of the COP Acquisition closed on May 31, 2012. • We are working to close on the remaining interests in the COP Acquisition.
Rochelle Development	• Commence production in a timely and cost-effective manner.

•    During the third quarter of 2012, drilling began on the first of two planned development wells.

•    Subsea infrastructure installation has been substantially completed.

•    We expect the Rochelle development to achieve first production in January 2013.

Our financing activities during the first nine months of 2012, as further discussed in “Liquidity and Capital Resources, included:

•

Senior Note Offering: On October 15, 2012 we completed our private placement offering of an additional $54 million aggregate principal amount of our 12% first priority notes due 2018, priced at 109% of par. An initial private placement of $500 million aggregate principal amount of our first and second priority 2018 Notes closed on February 23, 2012. The new first priority notes and those first priority notes initially issued in February 2012 are treated as a single class of debt securities under the same indenture. We utilized a portion of the proceeds from the October 2012 offering to retire our outstanding 12% Senior Subordinated notes due 2014. We will use the remainder of the net proceeds to finance a portion of the construction, improvement and other capital costs related to our U.S. and U.K. properties.

•

Equity Offering: On June 13, 2012, we completed an underwritten public offering of 8.6 million shares of our common stock at a price of $7.50 per common share ($7.13 per common share, net of underwriting discounts) for net proceeds of $61.3 million. We intend to use the offering proceeds for our development projects.

•

Revolving Credit Facility: On April 12, 2012, we entered into a $100 million Revolving Credit Facility, with Cyan Partners, LP, as administrative agent. On September 27, 2012, we, along with our existing lenders, further amended the existing Revolving Credit Facility and increased the amount available for borrowing to $125 million. On September 28, 2012, we borrowed an additional $15 million under the Credit Facility. We intend to use proceeds from the Revolving Credit Facility borrowings for general corporate purposes.

Endeavour International Corporation

Results of Operations

Net loss to common stockholders for the nine months ended September 30, 2012 was $121.1 million, or $2.94 per share, compared to $87.9 million, or $2.52 per share, for the same period in 2011. The change in the net loss to common stockholders for these periods is primarily due to impairments of oil and gas properties, increased interest expenses, expenses related to our reimbursement agreements covering certain of our abandonment liabilities and losses on early extinguishment of debt, partially offset by increased revenues related to our Bacchus and Alba fields, increased unrealized losses on derivatives and reduction of deferred tax expenses.

Net loss to common stockholders for the third quarter of 2012 decreased to $34.2 million compared to $63.8 million for the same period in 2011 primarily due to increased revenues from our sales volumes related to our Bacchus and Alba fields and a reduction in impairments of oil and gas properties, partially offset by increased interest expenses, increased unrealized losses on derivatives and expenses related to our reimbursement agreements covering certain of our abandonment liabilities.

In addition to our operations, our net income can be significantly affected by various non-cash items, such as unrealized gains and losses on our derivatives, impairment of oil and gas properties, and foreign currency impact of long-term liabilities. Excluding these non-cash items, Net Loss as Adjusted for the nine months ended September 30, 2012 was $46.4 million compared to net loss as adjusted of $44.0 million for the same period in 2011. Net Loss as Adjusted for the third quarter 2012 was $13.6 million as compared to Net Loss as Adjusted of $22.1 million for the same period in 2011. The increase in net loss as adjusted is primarily due to increased interest expense and expenses related to our reimbursement agreements covering certain of our abandonment liabilities, partially offset by increased revenues, increased operating expenses and tax benefits. These impacts on net loss as adjusted were primarily attributable to increased sales volumes at Bacchus and the purchase of our additional interest in the Alba field.

Adjusted EBITDA increased to $65.3 million for the nine months ended September 30, 2012 from $14.1 million for the same period in 2011. The increase in Adjusted EBITDA was due to increased revenue from the initial production at Bacchus and our additional interest in Alba, partially offset by expenses related to our reimbursement agreements covering certain of our abandonment liabilities.

Adjusted EBITDA increased to $51.6 million for the third quarter of 2012 from $2.4 million for the same period in 2011 due to increased revenue from the initial production at Bacchus and our additional interest in Alba, partially offset by foreign currency losses on long-term liabilities and expenses related to our reimbursement agreements covering certain of our abandonment liabilities. For definitions of Net Income (Loss) as Adjusted and Adjusted EBITDA, and a reconciliation of each to the nearest comparable GAAP measure, please see “Reconciliation of Non-GAAP Measures.”

Endeavour International Corporation

Our cash flows provided by operating activities increased to $1.3 million for the nine months ended September 30, 2012 as compared to cash flows used in operating activities of $28.6 million for the same period in 2011. The change was primarily due to increased revenue from the initial production at Bacchus and our additional interest in Alba, partially offset by increased interest expense related to our outstanding indebtedness.

Revenue and Sales Volume

Our physical daily production was approximately 10,724 BOE and 3,274 BOE for the third quarter of 2012 and 2011, respectively, and 7,059 BOE and 3,188 BOE for the nine months ended September 30, 2012 and 2011, respectively, reflecting the impact of the initial production from Bacchus, and our increased interest in Alba.

For the third quarter of 2012 and 2011, we had sales volume of 11,006 BOE per day and 2,972 BOE per day, respectively. For the nine months ended September 30, 2012 and 2011, we had sales volume of 6,635 BOE per day and 3,089 BOE per day, respectively. The increases in sales volume are primarily attributable to the initial production from Bacchus and our increased interest in Alba.

Our revenues increased from $43.5 million during the nine months ended September 30, 2011 to $121.4 million in the same period of 2012. Our revenues increased from $10.3 million during third quarter of 2011 to $83.3 million in the same period of 2012. These increases are primarily as a result of the initial production from Bacchus and our increased interest in Alba, partially offset by lower commodity prices in both the U.S. and U.K.

Endeavour International Corporation

The following table shows our average sales volumes and realized sales prices for our operations for the periods presented.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2012	2011	2012	2011
Sales volume (1)
Oil and condensate sales (Mbbls):
United Kingdom	812	49	1,099	274
United States	1	3	2	5

Total	813	52	1,101	279

Gas sales (MMcf):
United Kingdom	19	—	69	78
United States	1,182	1,329	4,234	3,305

Total	1,201	1,329	4,303	3,383

Oil equivalent sales (MBOE)
United Kingdom	815	49	1,110	287
United States	198	225	708	556

Total	1,013	274	1,818	843

Total BOE per day	11,006	2,972	6,635	3,089

Physical production volume (BOE per day) (1)
United Kingdom	8,573	838	4,474	1,152
United States	2,151	2,436	2,585	2,036

Total	10,724	3,274	7,059	3,188

Realized Price, before and after derivatives
Oil and condensate price ($ per Bbl)	$99.31	$106.57	$101.76	$108.57

Gas price ($ per Mcf)	$2.16	$3.59	$2.19	$3.88

Equivalent oil price ($ per BOE)	$82.24	$37.68	$66.80	$51.53

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

Expenses

For the third quarter of 2012, operating expenses increased to $24.0 million as compared to $3.5 million for the same period in 2011. For the nine months ended September 30, 2012, operating expenses increased to $34.6 million as compared to $14.9 million for the same period in 2011. The increase in operating expense from 2011 to 2012 was primarily related to our U.K. operations regarding initial production at Bacchus, the additional interest in Alba and operating expenses of approximately $9.7 million for the third quarter of 2012 and nine months ended September 30, 2012 related to the initial purchase price value allocation of inventory at Alba at acquisition date. Operating costs per BOE increased from $12.79 per BOE for the third quarter of 2011 to $23.68 per BOE for the same period in 2012. Operating costs per BOE increased from $17.65 per BOE for the nine months ended September 30, 2011, to $19.04 per BOE for the nine months ended September 30, 2012. The effect of the $9.7 million in operating expenses related to the initial purchase price value allocation of inventory at Alba at the acquisition date was an additional $6.99 per BOE for the third quarter of 2012 and an additional $3.89 per BOE for the nine months ended September 30, 2012.

Depreciation, depletion and amortization (“DD&A”) expense increased to $23.8 million from $5.4 million for the third quarter of 2012 and 2011, respectively. DD&A expense also increased to $42.3 million from $18.7 million for the nine months ended September 30, 2012 and 2011, respectively. These increases were primarily a result of the increased sales volumes discussed previously and additional accretion expense related to the abandonment liabilities assumed upon the closing of the Alba portion of the COP acquisition.

For the third quarter of 2012, the prices used in the full cost ceiling test for our U.S. properties were $94.84 per barrel for oil and $2.78 per Mcf for gas. We recorded an impairment of $11.4 million during the third quarter of 2012 for our U.S. properties. For the third quarter of 2012, the prices used in the full cost ceiling test for our U.K. properties were $110.17 per barrel for oil and $8.65 per Mcf for gas. We have not recorded any impairment during 2012 related to our U.K. properties. The risk that we will be required to record additional impairments of our oil and gas properties, through the application of the full cost ceiling test in subsequent periods, increases when oil and gas prices are low or volatile. If U.S. gas prices continue to face the adverse effects of high gas supply or other factors, we may experience further ceiling test write-downs or other impairments in the future.

Endeavour International Corporation

General and administrative (“G&A”) expenses increased slightly to $5.0 million during the third quarter of 2012 as compared to $4.9 million for the corresponding period in 2011. G&A expenses increased to $15.4 million during the nine months ended September 30, 2012 as compared to $14.5 million for the corresponding period in 2011. Components of G&A expenses for these periods are as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(Amounts in thousands)	2012	2011	2012	2011
Compensation	$4,814	$5,034	$15,320	$14,901
Consulting, legal and accounting fees	2,211	1,833	6,316	4,991
Occupancy costs	584	516	1,588	1,265
Other expenses	159	2	923	1,717

Total gross cash G&A expenses	7,768	7,385	24,147	22,874

Non-cash stock-based compensation	1,758	940	4,872	2,733

Gross G&A expenses	9,526	8,325	29,019	25,607
Less: capitalized G & A expenses	(4,500)	(3,462)	(13,640)	(11,082)

Net G&A expenses	$5,026	$4,863	$15,379	$14,525

Interest expense increased by $5.8 million to $18.1 million for the third quarter of 2012 as compared to $12.3 million for the corresponding period in 2011. Interest expense increased by $30.4 million to $63.0 million for the nine months ended September 30, 2012 as compared to $32.6 million for the corresponding period in 2011. For the nine months ended September 30, 2012 and 2011, we had non-cash interest expense, including amortization of loan costs and discount, of $17.6 million and $18.5 million, respectively.

As discussed in “Liquidity and Capital Resources,” we have completed several financing transactions during 2012 and 2011 that have had a significant impact on our interest expense. Interest expense has increased with the issuance and subsequent borrowings from the April 2012 Revolving Credit Facility, the 2018 Notes in February 2012 and the 5.5% Convertible Senior Notes in July 2011. This increase has been partially offset by our repayment of the 6% Convertible Notes April 2011 and the Senior Term Loan in May 2012. In addition, we capitalized a greater portion of interest during 2012 as a result of our increased development activity at Bacchus and Rochelle. The components of interest expense are as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(Amounts in thousands)	2012	2011	2012	2011
Interest expense on debt outstanding at September 30, 2012	$23,095	$4,755	$55,742	$11,172
Interest expense on retired debt	—	8,499	16,856	22,194
Amortization of loan costs and discount	3,225	2,993	10,536	9,151

Gross interest expense	26,320	16,247	83,134	42,517
Less: capitalized interest	(8,267)	(3,994)	(20,118)	(9,910)

Net interest expense	$18,053	$12,253	$63,016	$32,607

As part of the repayment of the Senior Term Loan, we paid an early termination fee of approximately $7 million and wrote off the remaining deferred financing costs related to the Senior Term Loan of $15 million.

Endeavour International Corporation

Other income (expense) increased to $(2.7) million during the third quarter of 2012 as compared to $0.6 million for the corresponding period in 2011. Other income (expense) increased to $(5.9) million during the nine months ended September 30, 2012 as compared to $0.8 million for the corresponding period in 2011. The changes in other income (expense) are primarily attributable to the effects of foreign currency fluctuations on our abandonment liabilities.

Income Taxes

The following summarizes the components of tax expense (benefit):

(amounts in thousands)	U.K.	U.S.	Other	Total
Nine Months Ended September 30, 2012:
Net loss before taxes	$(43,070)	$(75,274)	$(4,853)	$(123,197)

Current tax expense	12,425	—	—	12,425
Deferred tax expense related to U.K. tax rate change	8,393	—	—	8,393
Deferred tax benefit	(24,242)	—	—	(24,242)

Income tax benefit	(3,424)	—	—	(3,424)

Net loss	$(39,646)	$(75,274)	$(4,853)	$(119,773)

Nine Months Ended September 30, 2011:
Net income (loss) before taxes	$(7,094)	$(55,966)	$8,530	$(54,530)

Current tax expense	8,764	4	—	8,768
Deferred tax expense related to U.K. tax rate change	25,387	—	—	25,387
Deferred tax benefit	(2,335)	—	—	(2,335)

Income tax expense	31,816	4	—	31,820

Net income (loss)	$(38,910)	$(55,970)	$8,530	$(86,350)

During 2011, $25.4 million of the tax expense was attributable to the increase in the supplemental corporate tax rate due to a tax law change, enacted by the U.K. government, in July 2011, that raised the existing supplementary charge on profits from North Sea oil and gas production from 20% to 32%.

During July 2012, the U.K. government enacted legislation (retroactive to March 2012) to restrict decommissioning expenditures to 20% for supplemental corporate tax, in addition to the U.K. corporate tax of 30%, resulting in total tax relief available for decommissioning at 50%. The increase in tax expense as a result of this enactment is $8.4 million.

The change in income tax expense (benefit) from $31.8 million to $(3.4) million for the nine months ended September 30, 2011 and 2012, respectively, was primarily the result of the tax legislative changes in 2011 and 2012 as described previously, as well as increased losses in the U.K. due to increased interest expense from $15.7 million to $43.0 million in 2011 and 2012, respectively. The current tax expense (benefit) in both 2012 and 2011 is related to Petroleum Revenue Tax on our Alba field in the U.K.

Endeavour International Corporation

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

Endeavour International Corporation

Provided below are reconciliations of net loss to Net Loss as Adjusted and Adjusted EBITDA:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(amounts in thousands)	2012	2011	2012	2011
Net loss	$(33,702)	$(63,290)	$(119,773)	$(86,350)
Impairment of oil and gas properties (net of tax) (1)	11,416	28,793	47,116	28,793
Unrealized loss on derivatives (net of tax) (2)	265	(13,034)	58	(12,245)
Loss on early extinguishment of debt (net of tax) (3)	—	—	17,762	402
Deferred tax expense related to U.K. tax rate change	8,393	25,387	8,393	25,387

Net Loss as Adjusted	$(13,628)	$(22,144)	$(46,444)	$(44,013)

Net loss	$(33,702)	$(63,290)	$(119,773)	$(86,350)
Unrealized loss on derivatives	1,204	(13,081)	2,178	(11,098)
Net interest expense	18,005	12,084	62,789	31,832
Letter of credit fees	9,378	—	12,442	—
Loss on early extinguishment of debt	—	—	21,661	402
Depreciation, depletion and amortization	23,759	5,372	42,292	18,698
Impairment of oil and gas properties	11,416	28,793	47,116	28,793
Income tax expense (benefit)	21,505	32,507	(3,424)	31,820

Adjusted EBITDA (4)	$51,565	$2,385	$65,281	$14,097

(1)	Since the impairments related to U.S. oil and gas properties, we recognized no tax benefits as there was no assurance that we could generate any U.S. taxable earnings.
(2)	Net of tax (benefit) expense of $939 and $(47) and $2,120 and $1,147, respectively.
(3)	Net of tax benefit of $3,899 for the nine months ended September 30, 2012.
(4)

Includes operating expenses of approximately $9.7 million for the third quarter of 2012 and nine months ended September 30, 2012 related to the initial purchase price value allocation of inventory at Alba at acquisition date.

Liquidity and Capital Resources

The following table summarizes our net cash flows from operating, investing and financing activities for the periods indicated. For additional details regarding the components of our primary cash flow amounts, see the Condensed Consolidated Statements of Cash Flows under Item 1 of this report.

	Nine Months Ended September 30,
(amounts in thousands)	2012	2011
Net cash provided by (used in) operating activities	$1,344	$(28,619)

Net cash used in investing activities	$(404,213)	$(104,309)

Net cash provided by financing activities	$372,555	$218,691

Endeavour International Corporation

The net cash flows used in operating activities are primarily impacted by the earnings from our business activities. The cash flows provided by operating activities were $1.3 million for the nine months ended September 30, 2012 as compared to $28.6 million used in operating activities for the nine months ended September 30, 2011, primarily due to our increased revenue.

During the second quarter of 2012, we entered into two reimbursement agreements related to abandonment liabilities for certain of our U.K. oil and gas properties that replaced previously outstanding letters of credit and assisted in the closing of the Alba field portion of the COP Acquisition. Under these agreements, we agreed to reimburse the issuers of letters of credit covering certain of our abandonment liabilities in the event that the letters of credit are drawn. We have no cash collateral associated with the reimbursement agreements and the commitments under the reimbursement agreements have not been recorded as liabilities. Fees and expenses related to the reimbursement agreements are included in other expenses on our consolidated statement of operations and totaled $12.4 million for the nine months ended September 30, 2012.

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

The second reimbursement agreement covers approximately $120 million related to our decommissioning obligations for the Alba field. We pay a fee of 13% per year, payable quarterly, computed based on the outstanding amount of each letter of credit. As of September 30, 2012, we do not expect to begin decommissioning activities for the Alba field until 2030 or later.

We are engaged in a bank syndication process to secure a new revolving credit facility that will replace our existing Revolving Credit Facility and these two reimbursement agreements. As a result, we would no longer be required to pay the fees under these reimbursement agreements.

The cash used in investing activities represents expenditures for capital projects, including acquisitions. For the nine months ended September 30, 2012, cash used in investing activities was $404.2 million as opposed to $104.3 million in the corresponding period of the prior year.

For the nine months ended September 30, 2012 and 2011, we spent $175.6 million and $113.1 million, respectively, in capital expenditures for the year. The increased capital expenditures are related to our drilling and development activities at Bacchus and Rochelle.

For the nine months ended September 30, 2012 and 2011, we spent $228.4 million and $22.9 million, respectively, in acquisitions for the year. During 2012, our acquisition expenditures were primarily related to the Alba field portion of the COP Acquisition for aggregate cash consideration of approximately $219.6 million. During 2011, our acquisition expenditures were primarily related to the purchase of an additional 20% working interest in the Bacchus field.

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

Borrowings under the Revolving Credit Facility bear interest at a rate of 13% per year. The Revolving Credit Facility matures on October 12, 2013.

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

On September 27, 2012, we, increased the amount available for borrowing under the Revolving Credit Facility to $125 million. On September 28, 2012, we borrowed an additional $15 million under the Revolving Credit Facility.

On October 15, 2012 we completed our private placement offering of an additional $54 million aggregate principal amount of our 12% first priority notes due 2018, priced at 109% of par. An initial private placement of $500 million aggregate principal amount of our first and second priority 2018 Notes closed on February 23, 2012. The new first priority notes and those first priority notes initially issued in February 2012 are treated as a single class of debt securities under the same indenture. We utilized a portion of the proceeds from the October 2012 offering to retire our outstanding 12% Senior Subordinated notes due 2014. We will use the remainder of the net proceeds to finance a portion of the construction, improvement and other capital costs related to our U.S. and U.K. properties.

Endeavour International Corporation

Certain of our outstanding debt instruments contain certain financial ratio covenants. We were in compliance with all financial covenants in our debt obligations as of September 30, 2012 and December 31, 2011.

Capital Program

Our primary sources of financial resources and liquidity are cash on hand, internally generated cash flows from operations and access to the credit and capital markets, to the extent necessary. During the third quarter of 2012, our capital expenditures were primarily related to our two drilling activities at our Bacchus and Rochelle fields in the U.K. Now that Bacchus has achieved first production, we expect to earmark a substantial portion of the cash flows from its production to complete the necessary development program for the Rochelle area.

For nine months ended September 30, 2012, we incurred $141.9 million in capital expenditures related to our oil and gas activities.

North Sea Acquisition

On December 23, 2011, we entered into the COP Purchase Agreement to acquire certain oil and natural gas interests in the North Sea for approximately $330 million in cash. The COP Purchase Agreement provided for the possibility that the COP Acquisition may close in multiple stages. On May 31, 2012, we closed the portion of the COP Acquisition consisting of a 23.43% interest in the Alba field. Prior to this recent acquisition, we held a 2.25% interest in the Alba field. This additional working interest, combined with our previous ownership position, increases our total working interest in the Alba field to 25.68%. The Alba field portion of the COP Acquisition was closed for aggregate cash consideration of approximately $219.6 million. The interest in the Alba field accounts for approximately 62% and 59% of the acquired assets’ total proved reserves and production as of December 31, 2011.

In connection with closing the acquisition of the Alba field portion separately from the other two fields, we paid an additional $2 million deposit to the Sellers relating to the remaining properties in the COP Acquisition. The remaining interests to be acquired include a 40% interest in the MacCulloch field and an 18% interest in the Nicol field. Subject to partner and U.K. regulatory approvals, we expect that we will be the operator of the MacCulloch field following the closing of the acquisition of the interest in the field. We intend to pursue closing of the remaining interests in the COP Acquisition in the near future. Subject to customary exceptions, our acquisition of the MacCulloch and Nicol interests is required to close no later than November 30, 2012.

Endeavour International Corporation

United Kingdom Capital Program

Our capital program in the U.K. for 2012 has been focused on two large projects in the North Sea — the Bacchus and Rochelle fields.

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

The Rochelle area is comprised of three blocks in the North Sea. Our working interest in the Rochelle area is 44% and we are the operator of the field, which is comprised of Blocks 15/26b, 15/26c and 15/27. During the third quarter of 2012, we began drilling the first of two planned development wells. In October 2012, the rig moved off location to allow for the hook-up of the pipelines and flow-lines to the subsea manifolds. Final drilling and completion of the first development well is expected to begin in December. Due to the change in the timing of completion of the first well, first production at the field is now expected in January 2013.

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

During the first quarter, we completed one minority-interest well. We also drilled a second joint interest well in the Haynesville area, which was completed and put on production during the third quarter. We currently have no drilling activity in our Haynesville and Marcellus shale gas plays planned for the remainder of 2012 as we monitor U.S. natural gas prices.

On October 26, 2012, we completed an exchange with our co-owner, J-W Operating Company, whereby we exchanged our Bull Bayou Haynesville and Willow Springs Cotton Valley properties for all of J-W Operating’s upstream and midstream interests in the Marcellus area in Pennsylvania. The transaction adds 15,500 net acres to our position in the Marcellus area,

Endeavour International Corporation

bringing the total to 31,000 net acres, and decreases our position in the Haynesville area by 2,100 net acres and approximately 3.2 MMcf equivalent per day (530 BOE per day) of declining net production. We believe the exchange should provide us with greater control over the development of our acreage in the Marcellus area while retaining a 50% position in our remaining producing Haynesville acreage. Also in the Marcellus area, we have secured an off-take solution in the key Daniel area of Cameron County for up to an additional 10 MMcf per day of production with a local gatherer by year-end 2013. We currently have three horizontal wells drilled and cased in the play waiting on completion with no additional drilling requirements until 2014.

In the Heath Shale tight oil play, we have deferred horizontal re-entries of our vertical pilot wells until 2013 while we evaluate results from offset operators and operational efficiencies. In Colorado, we continue to acquire acreage for Upper Cretaceous targets and have formed a 23,000 acre Federal unit, where we expect to drill an initial test in 2013.

Outlook

2012 Planned Capital Expenditures

We expect that our total capital expenditure budget for the full year 2012 will be between $175 million and $200 million, including approximately $25 million related to assets acquired in the COP Acquisition. For nine months ended September 30, 2012, we have incurred $141.9 million in capital expenditures related to our oil and gas activities. For the remainder of 2012, our capital expenditures will be concentrated in the U.K., primarily on the advancement of our Rochelle project. Our 2012 capital expenditure budget is subject to change depending on a number of factors, including the availability and costs of drilling and completion equipment, crews, economic and industry conditions, prevailing and anticipated prices for oil and gas, the availability of sufficient capital resources, drilling success and other factors typically affecting the oil and gas industry.

We intend to fund our remaining 2012 capital expenditures and acquisitions primarily through cash on hand, cash flow generated from operations, including cash flow from the Alba field and the remaining assets to be acquired in the COP Acquisition, and other available capital sources.

Endeavour International Corporation

Disclosures About Contractual Obligations and Commercial Commitments

The following table sets forth our obligations and commitments to make future payments under our lease agreements and other long-term obligations as of September 30, 2012:

	Payments due by Period
(Amounts in thousands)	Total	Less than 1 Year	1-3 Years	3-5 Years	After 5 Years
Long-term debt:
Principal	$845,692	$12,500	$130,120	$203,072	$500,000
Interest	400,586	85,936	136,844	148,306	29,500
Asset retirement obligations	65,246	8,051	3,842	28,599	24,754
Operating leases for office leases and equipment	12,689	1,566	2,956	3,017	5,150

Total Contractual Obligations	$1,324,213	$108,053	$273,762	$382,994	$559,404

(1)	Interest on certain of our debt instruments is added to the outstanding principal balance each quarter and reflected as due upon maturity.

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

At September 30, 2012, we had the following commodity derivative instruments outstanding:

	2012	Total
Oil:
Fixed Price Puts (Mbbl)—Brent	306	306
Weighted Average Price ($/Barrel)	$88.58	$88.58

Gas: (1)
Fixed Price Puts (MMcf)—Heren National Balancing Point	98	98
Weighted Average Price ($/Mcf)	$8.66	$8.66

(1)	Gas derivative contracts are designated in pence per therms and have been converted to Mcf at a rate of 10 therm to 1 Mcf. The exchange rate at September 30, 2012 was $1.61 to £1.00.

Item 4:	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As required by Rule 13a-15(b) of the Securities Exchange Act of 1934, as amended, we have evaluated, under the supervision and with the participation of our management, including our principal executive and financial officer, the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) or 15d-15(e) of the Securities Exchange Act of 1934, as amended) as of the end of the period covered by this Form 10-Q. Based on that evaluation, our principal executive and financial officer concluded:

(i) that our disclosure controls and procedures are designed to ensure that information we are required to disclose in our reports filed or submitted under the Securities Exchange Act of 1934, as amended, is (a) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and (b) is accumulated and communicated to our management, including the CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure; and

(ii) that our disclosure controls and procedures were effective as of September 30, 2012.

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

Item 6:	Exhibits

3.1(a)	Amended and Restated Articles of Incorporation (Incorporated by reference to Exhibit 3.2 of our Quarterly Report on Form 10-Q (Commission File No. 001-32212) for the quarter ended June 30, 2004).

3.1(b)	Certificate of Amendment dated June 1, 2006 (Incorporated by reference to Exhibit 4.2 of our Registration Statement on Form S-3 (Commission File No. 333-139304) filed on December 13, 2006).

3.1(c)	Certificate of Amendment dated June 1, 2010 (Incorporated by reference to Exhibit 3.1 to our Current Report on Form 8-K (Commission File No. 001-32212) filed on June 3, 2010).

3.1(d)	Amendment to Articles of Incorporation, dated November 17, 2010 (Incorporated by reference to Exhibit 3.1(d) of our Annual Report on Form 10-K (Commission File No. 001-32212) for the year ended December 31, 2010).

3.1(e)	Amendment to Amended and Restated Articles of Incorporation, dated May 24, 2012 (Incorporated by reference to Exhibit 3.1 to our Current Report on Form 8-K (Commission File No. 001-32212) filed on May 29, 2012).

Endeavour International Corporation

3.2(a)	Amended and Restated Bylaws (Incorporated by reference to Exhibit 3.4 to our Current Report on Form 8-K (Commission File No. 001-32212) filed on November 6, 2006).

3.2(b)	Amendment to Amended and Restated Bylaws dated December 12, 2007 (Incorporated by reference to Exhibit 3.1 to our Current Report on Form 8-K (Commission File No. 001-32212) filed on December 13, 2007).

4.1	Registration Rights Agreement, dated October 15, 2012 (Incorporated by reference to Exhibit 4.1 to our Current Report on Form 8-K (Commission File No. 001-32212) filed on October 15, 2012).

10.1*	Incremental Increase Agreement dated as of September 28, 2012 between Endeavour Energy UK Limited, Endeavour International Corporation, Whitebox Credit Arbitrage Partners, LP, Pandora Select Partners, LP and Whitebox Multi-Strategy Partners, LP and Cyan Partners, LP., as administrative agent.

10.2*	Incremental Increase Agreement dated as of September 28, 2012 between Endeavour Energy UK Limited, Endeavour International Corporation, Farallon Capital Partners, L.P., Farallon Capital Institutional Partners, L.P., Farallon Capital Institutional Partners II, L.P., Farallon Capital Institution Partners II, L.P., and Cyan Partners, LP., as administrative agent.

10.3	Second Amendment to Credit Agreement, dated as of October 10, 2012, between Endeavour International Corporation, Endeavour Energy UK Limited, Cyan Partners, LP, and the other lenders party thereto (Incorporated by reference to Exhibit 10.2 to our Current Report on Form 8-K (Commission File No. 001-32212) filed on October 15, 2012).

10.4	First Amendment to Reimbursement Agreement, dated as of October 10, 2012, between Endeavour International Corporation, Endeavour Energy UK Limited, Cyan Partners, LP, and New Pearl, SA (Incorporated by reference to Exhibit 10.3 to our Current Report on Form 8-K (Commission File No. 001-32212) filed on October 15, 2012).

31.1*	Certification of William L. Transier, Chief Executive Officer and Principal Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of William L. Transier, Chief Executive Officer and Principal Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	XBRL Instance Document.

101.SCH*	XBRL Taxonomy Extension Schema Document.

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase.

101.DEF*	XBRL Taxonomy Extension Definition Linkbase.

Endeavour International Corporation

101.LAB*	XBRL Taxonomy Extension Label Linkbase.

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase.

*	Filed or furnished (in the case of Exhibits 31.1, 32.1, and 101) with this Form 10-Q.
†	Management contracts and compensatory plans or arrangements.

Endeavour International Corporation

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Endeavour International Corporation

Date: November 7, 2012	/s/ William L. Transier	/s/ Robert L. Thompson
	William L. Transier	Robert L. Thompson
	President and	Senior Vice President and
	Chief Executive Officer	Chief Accounting Officer
	(Principal Financial Officer)	(Principal Accounting Officer)