Form 10-Q
period 2013-03-31
ENDEAVOUR INTERNATIONAL CORP
filed 2013-05-10
CIK 1112412

United States

Securities and Exchange Commission

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarterly Period Ended March 31, 2013

or

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

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

As of May 8, 2013, 47.1 million shares of the registrant’s common stock were outstanding.

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

Part I: Financial Information

Item 1: Financial Statements

Endeavour International Corporation

Condensed Consolidated Balance Sheets

(Unaudited)

(Amounts in thousands)

	March 31,	December 31,
	2013	2012
Assets
Current Assets:
Cash and cash equivalents	$80,781	$59,185
Restricted cash	178	178
Accounts receivable	30,173	46,003
Prepaid expenses and other current assets	40,562	20,995

Total Current Assets	151,694	126,361
Property and Equipment, Net ($343,273 and $349,433 not subject to amortization at March 31, 2013 and December 31, 2012, respectively)	1,032,810	1,003,441
Goodwill	259,238	262,764
Other Assets	58,509	49,906

Total Assets	$1,502,251	$1,442,472

See accompanying notes to condensed consolidated financial statements.

Endeavour International Corporation

Condensed Consolidated Balance Sheets

(Unaudited)

(Amounts in thousands)

	March 31,	December 31,
	2013	2012
Liabilities and Stockholders’ Equity
Current Liabilities:
Accounts payable	$44,731	$60,153
Current maturities of debt	—	15,713
Deferred revenue	61,857	—
Monetary production payment deposit	24,492	—
Accrued expenses and other	64,599	90,100

Total Current Liabilities	195,679	165,966
Long-Term Debt	862,249	843,793
Deferred Taxes	154,354	141,887
Other Liabilities	155,961	147,692

Total Liabilities	1,368,243	1,299,338
Commitments and Contingencies
Series C Convertible Preferred Stock:
Series C preferred stock - Liquidation preference: $37,000 and $37,000 at March 31, 2013 and December 31, 2012, respectively	43,703	43,703
Stockholders’ Equity:
Series B preferred stock - Liquidation preference: $3,627 and $3,588 at March 31, 2013 and December 31, 2012, respectively	—	—
Common stock; shares issued and outstanding – 47,200 and 46,691 shares at March 31, 2013 and December 31, 2012, respectively	47	47
Additional paid-in capital	499,180	493,804
Treasury stock, at cost - 72 and 72 shares at March 31, 2013 and December 31, 2012, respectively	(587)	(587)
Accumulated deficit	(408,335)	(393,833)

Total Stockholders’ Equity	90,305	99,431

Total Liabilities and Stockholders’ Equity	$1,502,251	$1,442,472

See accompanying notes to condensed consolidated financial statements.

Endeavour International Corporation

Condensed Consolidated Statement of Operations

(Unaudited)

(Amounts in thousands, except per share data)

	Three Months Ended March 31,
	2013	2012
Revenues	$57,672	$15,166
Cost of Operations:
Operating expenses	17,490	4,898
Depreciation, depletion and amortization	22,947	7,906
Impairment of oil and gas properties	3,534	15,740
General and administrative	5,482	5,323

Total Expenses	49,453	33,867

Income (Loss) From Operations	8,219	(18,701)

Other Income (Expense):
Derivatives:
Unrealized gains (losses)	1,580	(4,779)
Interest expense	(21,438)	(19,707)
Letter of credit fees	(11,380)	—
Other income (expense)	9,882	(2,668)

Total Other Expense	(21,356)	(27,154)

Loss Before Income Taxes	(13,137)	(45,855)
Income Tax Expense (Benefit)	909	(10,593)

Net Loss	(14,046)	(35,262)
Preferred Stock Dividends	456	456

Net Loss to Common Stockholders	$(14,502)	$(35,718)

Net Loss per Common Share:
Basic and Diluted	$(0.31)	$(0.94)

Weighted Average Number of Common Shares Outstanding:
Basic and Diluted	47,060	37,854

See accompanying notes to condensed consolidated financial statements.

Endeavour International Corporation

Condensed Consolidated Statement of Cash Flows

(Unaudited)

(Amounts in thousands)

	Three Months Ended March 31,
	2013	2012
Cash Flows from Operating Activities:
Net loss	$(14,046)	$(35,262)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation, depletion and amortization	22,947	7,906
Impairment of oil and gas properties	3,534	15,740
Deferred tax expense (benefit)	128	(9,014)
Unrealized (gains) losses on derivatives	(1,580)	4,779
Amortization of non-cash compensation	832	1,559
Amortization of loan costs and discount	3,439	3,669
Non-cash interest expense	2,274	3,528
Other	(4,723)	1,892
Changes in operating assets and liabilities:
(Increase) decrease in receivables	15,829	(4,945)
Increase in other current assets	(11,359)	(7,518)
Increase (decrease) in liabilities	30,330	(3,487)

Net Cash Provided by (Used in) Operating Activities	47,605	(21,153)
Cash Flows From Investing Activities:
Capital expenditures	(58,257)	(23,242)
Acquisitions, net of cash acquired	(817)	(8,017)
Increase in restricted cash	—	(493,434)

Net Cash Used in Investing Activities	(59,074)	(524,693)
Cash Flows From Financing Activities:
Repayments of borrowings	—	(588)
Borrowings under debt agreements, net of debt discount	—	480,000
Proceeds from issuance of monetary production payment	43,000	—
Dividends paid	—	(416)
Financing costs paid	(9,935)	(21,005)
Other financing	—	5

Net Cash Provided by Financing Activities	33,065	457,996
Net Increase (Decrease) in Cash and Cash Equivalents	21,596	(87,850)
Cash and Cash Equivalents, Beginning of Period	59,185	106,036

Cash and Cash Equivalents, End of Period	$80,781	$18,186

See accompanying notes to condensed consolidated financial statements.

Endeavour International Corporation

Notes to Condensed Consolidated Financial Statements

(Unaudited)

(Amounts in tables in thousands, except per unit data)

Note 1 – General

Description of Business

Endeavour International Corporation is an independent oil and gas company engaged in the exploration, development, production and acquisition of energy reserves in the U.S. and the U.K. Endeavour was incorporated under the laws of the state of Nevada on January 13, 2000. As used in these Notes to Condensed Consolidated Financial Statements, the terms “Endeavour,” “we,” “us,” “our” and similar terms refer to Endeavour International Corporation and, unless the context indicates otherwise, its consolidated subsidiaries. The accompanying financial statements should be read in conjunction with the audited consolidated financial statements and notes included in our Annual Report on Form 10–K for the year ended December 31, 2012.

2013 Liquidity and Capital Resources

As of March 31, 2013, we had $876.2 million in outstanding indebtedness. Being highly leveraged, servicing our debt and other long-term obligations will continue to require a significant portion of our cash flow from operations and available cash on hand. The combination of these debt servicing requirements, capital expenditures and the delay in cash flow resulting from the Rochelle mechanical issues may exceed the cash flow from our current operations. Ultimately, our primary uses and sources of financial resources will be impacted by the outcome of our strategic review.

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

We believe we will be able to fund operations for the foreseeable future including our capital expenditures and other expenditure requirements based on our projections of funds generated from operations, cash available and existing sources of financing. Since year-end 2012, we have also completed several transactions to improve our liquidity position and extended the maturities of some of our debt and other obligations. The completion of these recent financing activities are designed to provide sufficient liquidity to bring the Rochelle development on line, drill a third well at Bacchus and allow sufficient time for a thoughtful and disciplined strategic review process. These transactions include:

•	extending or replacing reimbursement agreements covering certain of our abandonment liabilities in the U.K. which would have matured in 2013;

•	entering into a forward sale agreement;

•	entering into a monetary production payment; and

•	extending the maturity of the commitments under our revolving credit facility.

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

Management believes that it is reasonably possible that the following material estimates affecting the financial statements could change in the coming year:

•	proved oil and gas reserves;

•	expected future cash flow from proved oil and gas properties;

•	future dismantlement and restoration costs;

•	fair values used in purchase accounting; and

•	fair value of derivative instruments.

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

Endeavour International Corporation

Notes to Condensed Consolidated Financial Statements

(Unaudited)

(Amounts in tables in thousands, except per unit data)

The acquisition of the additional interest in the Alba field was accounted for using the business combination method. The following summarizes the allocation of the purchase price for the Alba field acquisition:

Purchase price	$255,400
Purchase price adjustments for estimated after-tax cash flows from the acquired asset and interest costs from economic date of January 1, 2011 to closing	(25,823)

Total purchase price	$229,577

Allocation of purchase price:
Property and equipment	$191,507
Goodwill	47,353
Current assets	24,632
Current liabilities	(12,815)
Deferred tax liability	(6,999)
Other long-term liabilities	(14,101)

Total purchase price	$229,577

Goodwill was the excess of the consideration transferred over the net assets recognized and represents the future economic benefits arising from assets acquired that could not be individually identified and separately recognized. The assessments of the fair values of oil and gas properties acquired were based on projections of expected future cash flows, discounted to present value.

The purchase price allocation is based on a preliminary assessment of the fair value of the assets acquired and liabilities assumed in the Alba field acquisition. The assessments of the fair values of oil and gas properties acquired were based on projections of expected future net cash flows, discounted to present value.

The following table sets forth unaudited pro forma condensed combined financial and operating data which are presented to give effect to the Alba acquisition as if it had occurred on January 1, 2012. The information does not purport to be indicative of actual results, if any of these transactions had been in effect for the periods indicated, or future results.

Pro Forma Three Months Ended March 31,
2012
Revenues	$87,672
Net income (loss) to common shareholders	$(25,456)
Net income (loss) per share - basic and diluted	$(0.67)

Endeavour International Corporation

Notes to Condensed Consolidated Financial Statements

(Unaudited)

(Amounts in tables in thousands, except per unit data)

Revenues and income from operations associated with the acquired interest in the Alba field for the three months ended March 31, 2013 were $21.3 million and $3.4 million, respectively.

After substantial effort and extensions, we and the Sellers were unable to reach the unanimous agreement and consent required to transfer the interests in the two remaining U.K. oil fields under the Purchase Agreement due to failure to agree on certain commercial terms related to the future timing and amount of collateral required to be posted for future decommissioning costs.

As a result of the parties being unable to reach agreement to enable the transfers to occur, the Purchase Agreement terminated in accordance with its terms on December 14, 2012. As previously disclosed, we paid a $10 million deposit in connection with the acquisition of the interests in the two remaining fields, which ConocoPhillips retained.

Note 4 – Property and Equipment

Property and equipment included the following at the dates indicated below:

	March 31,	December 31,
	2013	2012
Oil and gas properties under the full cost method:
Subject to amortization	$968,624	$915,801
Not subject to amortization:
Incurred in 2013	9,984	—
Incurred in 2012	143,086	141,837
Incurred in 2011	94,138	107,510
Incurred prior to 2011	96,065	100,086

	1,311,897	1,265,234
Computers, furniture and fixtures	8,996	8,863

Total property and equipment	1,320,893	1,274,097
Accumulated depreciation, depletion and amortization	(288,083)	(270,656)

Net property and equipment	$1,032,810	$1,003,441

The costs not subject to amortization include

•	values assigned to unproved reserves acquired,

•	exploration costs such as drilling costs for projects awaiting approved development plans or the determination of whether or not proved reserves can be assigned, and

•	other seismic and geological and geophysical costs.

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

For the three months ended March 31, 2013 and 2012, we capitalized $6.2 million and $5.5 million, respectively, in interest related to exploration and development, primarily related to our U.K. activities. For the three months ended March 31, 2013 and 2012, we capitalized $0.9 million, and $0.4 million, respectively, in certain directly related employee costs.

For the first quarter of 2013, we recorded a pre-tax impairment of $3.5 million related to our U.S. oil and gas properties through the application of the full cost ceiling test at the end of the quarter. The prices used to determine the impairment for our U.S. properties were $92.63 per barrel for oil and $2.97 per Mcf for gas. We did not have an impairment of U.K. oil and gas properties through the application of the full cost ceiling test at the end of the first quarter 2013, which utilized prices of $110.49 per barrel for oil and $9.71 per Mcf for gas.

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

Note 5 – Deferred Revenue

For certain of our U.K. fields, we sell production on a monthly basis, however, the production remains in the field’s storage tanks. The inventory associated with these sales remains on our balance sheet and the revenue is deferred until the production is shipped out of our storage tanks.

In February 2013, we entered into a forward sale agreement with one of our established purchasers for a payment of approximately $22.5 million, which was received on March 1, 2013 in return for a specified volume of crude oil in excess of 200,000 barrels to be delivered over a six month delivery period from our UK North Sea production. The forward sale liability is included in deferred revenue until the purchaser takes possession of the inventory from the field’s storage tanks.

Endeavour International Corporation

Notes to Condensed Consolidated Financial Statements

(Unaudited)

(Amounts in tables in thousands, except per unit data)

Note 6 – Debt Obligations

At March 31, 2013, we had $876.2 million in outstanding debt. Our debt consisted of the following at March 31, 2013 and December 31, 2012:

	March 31,	December 31,
	2013	2012
Senior notes, 12% fixed rate, due 2018	$554,000	$554,000
Convertible senior notes, 5.5% fixed rate, due 2016	135,000	135,000
Revolving credit facility, 13% fixed rate, due 2014	115,163	115,163
Convertible bonds, 11.5% until March 31, 2014 and 7.5% thereafter, due 2016	72,043	70,029

	876,206	874,192
Less: debt discount, net of premium	(13,957)	(14,686)
Less: current maturities	—	(15,713)

Long-term debt	$862,249	$843,793

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

On October 15, 2012 we completed our private placement offering of $54 million aggregate principal amount of additional First Priority Notes.

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

Endeavour International Corporation

Notes to Condensed Consolidated Financial Statements

(Unaudited)

(Amounts in tables in thousands, except per unit data)

Revolving Credit Facility

During 2012, we entered into a $100 million Credit Agreement (the “Revolving Credit Facility”), with Cyan Partners, LP (“Cyan”), as administrative agent, which was subsequently increased to $125 million. In connection with the increase, we agreed to pay a fee of $1.25 million to Cyan.

Borrowings under the Revolving Credit Facility bear interest at a rate of 13% per year. As of March 31, 2013 and December 31, 2012, we had $115.2 million outstanding under the Revolving Credit Facility.

In March 2013, we entered into a third amendment to the Revolving Credit Facility whereby (i) the lenders consented to the Production Payment Transaction (discussed in Note 15) and (ii) the maturity of $110.5 million of the commitments under the under the Revolving Credit Facility was extended from October 12, 2013 to June 30, 2014. Subsequent to March 31, 2013, the remaining balance of the Revolving Credit Facility was also extended to June 30, 2014.

11.5% Convertible Bonds

Our 11.5% Convertible Bonds bear interest at a rate of 11.5% per annum until March 31, 2014 and 7.5% thereafter. Interest is compounded quarterly and added to the outstanding principal balance each quarter. The bonds are convertible into shares of our common stock at an initial conversion price of $16.52 per $1,000 of principal, which represents a conversion rate of approximately 61 shares of our common stock per $1,000 of principal.

Fair Value

The fair value of our outstanding debt obligations was $771 million and $870 million at March 31, 2013 and December 31, 2012, respectively. The fair values of long-term debt were determined based upon external market quotes for our Senior Notes and an income approach for other debt, using a credit adjusted discount rate at the reporting date, and classified as Level 3 in the fair value hierarchy.

Note 7 – Income Taxes

Our U.S. operations are taxed at a statutory rate of 35%. However, we currently do not record tax benefits due to losses in the U.S. as there is no assurance that we will generate any U.S. taxable earnings, resulting in a full valuation allowance of all deferred tax assets generated.

Our income tax expense relates primarily to our operations in the U.K. which are taxed at a statutory rate of 62% plus an additional Petroleum Revenue Tax on our Alba field. The current tax expense (benefit) is related to Petroleum Revenue Tax on our Alba field.

Endeavour International Corporation

Notes to Condensed Consolidated Financial Statements

(Unaudited)

(Amounts in tables in thousands, except per unit data)

Note 8 – Asset Retirement Obligations

Our asset retirement obligations relate to obligations for the future plugging and abandonment of oil and gas properties. The following table provides a rollforward of our asset retirement obligations for the three months ended March 31, 2013 and 2012:

	Three Months Ended
	March 31,
	2013	2012
Carrying amount of asset retirement obligations as of beginning of period	$176,076	$47,258
Accretion expense (included in DD&A expense)	5,521	1,480
Impact of foreign currency exchange rate changes	(10,427)	1,733
Payment of asset retirement obligations	(4,886)	(1,976)
Liabilities incurred and assumed	115	—

Carrying amount of asset retirement obligations, as of end of period	166,399	48,495
Less: Current portion of asset retirement obligations	(35,368)	(2,157)

Long-term asset retirement obligations	$131,031	$46,338

Note 9 – Stock-Based Compensation Arrangements

We grant restricted stock and stock options to employees and directors as incentive compensation. The restricted stock and options generally vest over three years. Non-cash stock-based compensation is recorded in general and administrative (“G&A”) expenses or capitalized G&A as follows:

	Three Months Ended
	March 31,
	2013	2012
G & A Expenses	$832	$1,175
Capitalized G & A	859	441

Total non-cash stock-based compensation	$1,691	$1,616

At March 31, 2013, total compensation cost related to awards not yet recognized was approximately $11.5 million and is expected to be recognized over a weighted average period of less than three years.

Endeavour International Corporation

Notes to Condensed Consolidated Financial Statements

(Unaudited)

(Amounts in tables in thousands, except per unit data)

Stock Options

The fair value of each option award is estimated on the date of grant using the Black-Scholes option-pricing model. We did not grant any stock options during 2012 or 2013. Information relating to outstanding stock options is summarized as follows:

		Weighted	Weighted
	Number of	Average	Average
	Shares	Exercise	Contractual	Aggregate
	Underlying	Price per	Life in	Intrinsic
	Options	Share	Years	Value
Balance outstanding - January 1, 2013	188	$6.72
Forfeited	(1)	8.72

Balance outstanding - March 31, 2013	187	$6.71	5.3	$—

Currently exercisable - March 31, 2013	187	$6.71	5.3	$—

Restricted Stock

Restricted stock awards are valued based on the closing price of our common stock on the measurement date, which is typically the date of grant. The status of the restricted shares granted as of March 31, 2013 and the changes during the three months ended March 31, 2013 are presented below:

	Number of Shares	Weighted Average Grant Date Fair Value per Share
Balance outstanding - January 1, 2013	754	$10.11
Granted	562	5.23
Vested	(283)	10.28
Forfeited	(54)	7.43

Balance outstanding - March 31, 2013	979	$7.46

Total grant date fair value of shares vesting during the period	$2,906

Performance-Based Share Awards

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

Status of the performance-based share awards as of March 31, 2013 and the changes during the quarter ended March 31, 2013 are presented below:

	Number of Shares	Weighted Average Grant Date Fair Value per Share
Balance outstanding - January 1, 2013	357	$16.72
Granted	562	7.41
Forfeited	(5)	16.72

Balance outstanding - March 31, 2013	914	$10.99

Note 10 – Loss Per Share

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

The common shares potentially issuable arising from these instruments, which were outstanding during the periods presented in the financial statements consisted of:

Endeavour International Corporation

Notes to Condensed Consolidated Financial Statements

(Unaudited)

(Amounts in tables in thousands, except per unit data)

	March 31,
	2013	2012
Warrants, options and stock-based compensation	3,915	911
Convertible debt	11,654	11,187
Convertible preferred stock	4,229	4,229

	19,798	16,327

Note 11 – Related Party Transactions

The Founding Partner and Chief Investment Officer of Cyan, Ashok Nayyar, became a member of our Board of Directors in September 2012. In September 2012, we increased the amount available for borrowing under the Revolving Credit Facility to $125 million and borrowed $15 million of the additional capacity. In connection with the increase, we agreed to pay a fee of $1.25 million to Cyan. Mr. Nayyar resigned from our Board of Directors in March 2013.

Note 12 – Fair Value Measurements

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

Financial assets and liabilities are classified based on the lowest level of input that is significant to the fair value measurement. The following table summarizes the valuation of our investments and financial instruments by pricing levels as of March 31, 2013 and December 31, 2012:

	Quoted Market Prices	Significant Other	Significant
	in Active Markets -	Observable Inputs -	Unobservable Inputs	Total
	Level 1	Level 2	Level - 3	Fair Value
As of March 31, 2013:
Embedded derivative liabilities	$—	$—	$(5,822)	$(5,822)

As of December 31, 2012:
Embedded derivative liabilities	$—	$—	$(7,402)	$(7,402)

We use a derivative valuation model to derive the value of our embedded derivative features. Key inputs into this valuation model are our current stock price, risk-free interest rates, the stock volatility and our implied credit spread. The first three aforementioned inputs are based on observable market data and are considered Level 2 inputs while the last two aforementioned inputs are unobservable and thus require management’s judgment and are considered Level 3 inputs. A decrease or increase in the implied credit spread of 5% would increase or decrease, respectively, the liability by approximately $0.2 million. A similar 5% decrease or increase in the stock volatility has an inverse effect to the change in the liability and would result in an approximately $0.1 million decrease or increase, respectively.

The following is a reconciliation of changes in fair value of net derivative assets and liabilities classified as Level 3:

	Three Months Ended March 31,
	2013	2012
Balance at beginning of period	$(7,402)	$(15,858)
Realized and unrealized gains (losses) included in earnings	1,580	(3,910)

Balance at end of period	$(5,822)	$(19,768)

Changes in unrealized gains (losses) relating to derivatives assets and liabilities still held at the end of the period	$1,580	$(3,910)

Endeavour International Corporation

Notes to Condensed Consolidated Financial Statements

(Unaudited)

(Amounts in tables in thousands, except per unit data)

Note 13 – Derivative Instruments

We had embedded derivatives related to debt and equity instruments at March 31, 2013.

The fair market value of these derivative instruments is included in our balance sheet as follows for the periods indicated:

	March 31,	December 31,
	2013	2012
Derivatives not designated as hedges:
Embedded derivatives:
Other liabilities - long-term	$(5,822)	$(7,402)

The effect of the derivatives not designated as hedges on our results of operations was as follows:

	Three Months Ended March 31,
	2013	2012
Unrealized gains (losses) on derivatives not designated as hedges:
Oil and gas commodity derivatives	$—	$(1,018)

	—	(1,018)
Embedded derivatives related to debt and equity instruments	$1,580	$(3,761)

Note 14 – Supplemental Cash Flow Information

Cash paid during the period for interest and income taxes was as follows:

	Three Months Ended March 31,
	2013	2012
Interest paid	$40,701	$10,859

Income taxes paid	$2,121	$1,121

Endeavour International Corporation

Notes to Condensed Consolidated Financial Statements

(Unaudited)

(Amounts in tables in thousands, except per unit data)

Note 15 – Commitments and Contingencies

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

Commitments Related to Asset Retirement Obligations

We have several agreements related to abandonment liabilities for certain of our U.K. oil and gas properties. Under these agreements, unaffiliated third parties pledged cash to secure letters of credit covering certain of our abandonment liabilities and we agreed to reimburse the pledged cash in the event that the letters of credit are drawn and pledged cash is utilized to satisfy the commitment. We have no cash collateral associated with these agreements and the commitments under the agreements are not recorded as liabilities. The associated abandonment obligations are recorded in other long-term liabilities as part of our asset retirement obligations. Fees and expenses related to these agreements are included in “Letter of credit fees” in other expenses on our condensed consolidated statement of operations.

Procurement Agreement

On January 9, 2013, we entered into a LOC Procurement agreement (the “Procurement Agreement”) with an unaffiliated third party entity, which matures on July 9, 2014. The Procurement Agreement was entered into in connection with the unaffiliated third party’s entry into a credit support arrangement with a providing bank. Pursuant to this credit support

Endeavour International Corporation

Notes to Condensed Consolidated Financial Statements

(Unaudited)

(Amounts in tables in thousands, except per unit data)

arrangement, the third party pledged cash, contributed by one of our shareholders, to secure letters of credit in the amount of $33.0 million. The letters of credit secure decommissioning obligations in connection with certain of our U.K. license agreements.

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

•	pay a fee of 2% on the outstanding amount of each letter of credit upon termination; and

•	pay a fee of 0.65% per year on the aggregate balance of any outstanding letters of credit.

The Procurement Agreement contains customary representations, warranties and non-financial covenants. We also issued warrants to purchase a total of 1,000,000 shares of our common stock at an exercise price of $7.31 per share to the investor. The warrants expire on January 9, 2018 and are subject to customary anti-dilution provisions.

Reimbursement Agreements

During 2012, we entered into reimbursement agreements related to abandonment liabilities for certain of our U.K. oil and gas properties.

One of the reimbursement agreements (the “IVRRH Reimbursement Agreement”) covered approximately $33 million and was related to our decommissioning obligations at the Ivanhoe, Rob Roy, Hamish (collectively, “IVRRH”), Renee and Rubie fields where we are currently paying certain asset retirement costs.

In connection with the Procurement Agreement, on January 10, 2013, we terminated the IVRRH Reimbursement Agreement and paid all outstanding and accrued fees totaling approximately $3.8 million.

The second reimbursement agreement covers approximately $120 million related to our decommissioning obligations for the Alba field (the “Alba Reimbursement Agreement”). We pay a fee of 13% per year, payable quarterly, computed based on the outstanding amount of each letter of credit. We have agreed to procure the release of the pledged cash securing the letter of credit on or before December 31, 2013 (the expiration date of the letter of credit). In addition, our obligations under the reimbursement agreement are secured on a pari passu basis with our obligations under the Revolving Credit Facility by a first lien on substantially all of our assets. As of March 31, 2013, we do not expect to begin decommissioning activities for the Alba field for many years. The timing of decommissioning activities will be determined by the ultimate performance and life of the reservoir.

Endeavour International Corporation

Notes to Condensed Consolidated Financial Statements

(Unaudited)

(Amounts in tables in thousands, except per unit data)

On March 5, 2013, we amended the Alba Reimbursement Agreement to (i) allow us to enter the Production Payment Transaction (defined below), (ii) extend the maturity of the obligations under the Alba Reimbursement Agreement from December 31, 2013 to June 30, 2014, and (iii) the parties agreed to take the steps necessary to extend the letter of credit issued pursuant to the Alba Reimbursement Agreement from December 31, 2013 to December 31, 2014.

Production Payment

On March 5, 2013, our wholly-owned subsidiary, EEUK, entered into a sale and purchase agreement (the “Sale and Purchase Agreement”) for $107.5 million providing for the sale and purchase of a production payment over the proceeds of sale from a proportion of EEUK’s entitlement to production from its interests in the Alba and Bacchus fields located in the UK sector of the North Sea (the “Production Payment Transaction”) and the issuance of warrants (discussed below). Repayment of the production payment will come solely from the proceeds from the sale of production from EEUK’s entitlement from the Alba and Bacchus fields. In April 2013, we completed the Production Payment Transaction. See Note 16 for additional information.

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

Note 16 – Subsequent Events

On April 30, 2013, “EEUK”, our wholly-owned subsidiary, entered into a Deed of Grant of Production Payment (the “Deed of Grant”) with Cidoval S.à r.l. (“Cidoval”) providing for the grant of a production payment over the proceeds of sale from a portion of EEUK’s entitlement to production from its interests in the Alba and Bacchus fields located in the U.K. sector of the North Sea (the “Grant”). Cidoval is required to look solely to the proceeds from the sale of production from EEUK’s entitlement from the Alba and Bacchus fields for satisfaction and discharge of all amounts due under the Grant.

The Grant will cease upon the earlier of the repayment from EEUK to Cidoval of a termination amount of $125.6 million plus any deficiency amounts owing from EEUK to Cidoval or production from the licences subject of the Grant permanently ceasing. The U.K. Department of Energy and Climate Change granted its approval to the transaction on April 26, 2013.

EEUK’s obligations under the Deed of Grant are secured by first priority liens over EEUK’s interests in the licences and joint operating agreements relating to the Alba and Bacchus fields and the accounts into which proceeds from the sale of production from such fields are paid. EEUK’s obligations under the Deed of Grant are also secured by second priority liens over certain other licences, joint operating agreements and assets of the Company and its subsidiaries. Such second priority liens are subordinated to the security granted to Cyan Partners, LP on April 12, 2012 pursuant to an intercreditor agreement.

Endeavour International Corporation

Notes to Condensed Consolidated Financial Statements

(Unaudited)

(Amounts in tables in thousands, except per unit data)

In connection with the entrance into the Deed of Grant, on April 30, 2013, we issued certain investors warrants (the “Warrants”) to purchase a total of 3,440,000 shares of the Company’s common stock at an exercise price of $3.014 per share. The Warrants expire on April 30, 2018 and are subject to customary anti-dilution provisions.

Note 17 – Guarantor Subsidiaries

Certain of our wholly-owned domestic subsidiaries have, jointly and severally, fully and unconditionally guaranteed the Senior Notes. Pursuant to Securities and Exchange Commission (“SEC”) regulations, we have presented in columnar format the condensed consolidating financial information for Endeavour International Corporation, the guarantor subsidiaries on a combined basis, and all non-guarantor subsidiaries on a combined basis.

The subsidiary guarantees are unsecured obligations of each subsidiary guarantor and rank equally in right of payment with all senior indebtedness of that subsidiary guarantor and senior in right of payment to all subordinated indebtedness of that subsidiary guarantor. The subsidiary guarantees are effectively subordinated to any secured indebtedness of the subsidiary guarantor with respect to the assets securing the indebtedness. In addition, the subsidiary guarantees may be released in certain customary circumstances, including (i) the sale of all or substantially all of the properties or assets or a guarantor, (ii) the sale of the capital stock of a guarantor, (iii) the designation of a guarantor as an “Unrestricted Subsidiary,” (iv) upon legal defeasance of the Senior Notes or satisfaction and discharge of the indentures governing the Senior Notes, (v) upon the liquidation or dissolution of the guarantor or (vi) if the guarantor ceases to guarantee other of our indebtedness and ceases to be a material subsidiary, each of which is subject to important limitations in the indentures governing the Senior Notes.

Endeavour International Corporation

Notes to Condensed Consolidated Financial Statements

(Unaudited)

(Amounts in tables in thousands, except per unit data)

Condensed consolidating financial statements for our guarantor subsidiaries and non-guarantor subsidiaries are presented in the following tables:

As of March 31, 2013
	Endeavour International Corporation	Combined Guarantor Subsidiaries	Combined Non- Guarantor Subsidiaries	Eliminations	Consolidated
Cash and cash equivalents	$—	$2,525	$78,256	$—	$80,781
Restricted cash	—	50	128	—	178
Accounts receivable	—	2,369	27,804	—	30,173
Current receivables due from affiliates	913,431	52,221	85,855	(1,051,507)	—
Prepaid expenses and other	—	596	39,966	—	40,562

Current Assets	913,431	57,761	232,009	(1,051,507)	151,694
Property, plant and equipment, net	—	91,254	941,556	—	1,032,810
Goodwill	—	—	259,238	—	259,238
Long-term receivables due from affiliates	—	599,000	—	(599,000)	—
Investments in subsidiaries	57,662	120,058	—	(177,720)	—
Other assets	24,450	6,055	28,004	—	58,509

Total Assets	$995,543	$874,128	$1,460,807	$(1,828,227)	$1,502,251

Accounts payable	$—	$2,941	$41,790	$—	$44,731
Deferred revenue	—	—	61,857	—	61,857
Monetary production payment deposit	—	—	24,492	—	24,492
Current liabilites due to affiliates	30,523	968,763	52,221	(1,051,507)	—
Accrued expenses and other	9,366	1,838	53,395	—	64,599

Current Liabilities	39,889	973,542	233,755	(1,051,507)	195,679
Long-term debt	677,022	—	185,227	—	862,249
Long-term liabilities due to affiliates	—	—	599,000	(599,000)	—
Deferred taxes	—	—	154,354	—	154,354
Other liabilities	3,733	671	151,557	—	155,961

Total Liabilities	720,644	974,213	1,323,893	(1,650,507)	1,368,243
Series C convertible preferred stock	43,703	—	—	—	43,703
Stockholders’ equity	231,196	(100,085)	136,914	(177,720)	90,305

Total Liabilities and Equity	$995,543	$874,128	$1,460,807	$(1,828,227)	$1,502,251

Endeavour International Corporation

Notes to Condensed Consolidated Financial Statements

(Unaudited)

(Amounts in tables in thousands, except per unit data)

As of December 31, 2012
	Endeavour International Corporation	Combined Guarantor Subsidiaries	Combined Non- Guarantor Subsidiaries	Eliminations	Consolidated
Cash and cash equivalents	$—	$27,800	$31,385	$—	$59,185
Restricted cash	—	50	128	—	178
Accounts receivable	—	2,645	43,358	—	46,003
Current receivables due from affiliates	950,210	36,725	71,964	(1,058,899)	—
Prepaid expenses and other	—	508	20,487	—	20,995

Current Assets	950,210	67,728	167,322	(1,058,899)	126,361
Property, plant and equipment, net	—	92,692	910,749	—	1,003,441
Goodwill	—	—	262,764	—	262,764
Long-term receivables due from affiliates	—	599,000	—	(599,000)	—
Investments in subsidiaries	57,662	120,058	—	(177,720)	—
Other assets	25,200	6,085	18,621	—	49,906

Total Assets	$1,033,072	$885,563	$1,359,456	$(1,835,619)	$1,442,472

Accounts payable	$—	$2,622	$57,531	$—	$60,153
Current maturities of debt	—	—	15,713	—	15,713
Current liabilites due to affiliates	34,509	987,664	36,726	(1,058,899)	—
Accrued expenses and other	27,549	1,516	61,035	—	90,100

Current Liabilities	62,058	991,802	171,005	(1,058,899)	165,966
Long-term debt	676,413	—	167,380	—	843,793
Long-term liabilities due to affiliates	—	—	599,000	(599,000)	—
Deferred taxes	—	—	141,887	—	141,887
Other liabilities	3,032	562	144,098	—	147,692

Total Liabilities	741,503	992,364	1,223,370	(1,657,899)	1,299,338
Series C convertible preferred stock	43,703	—	—	—	43,703
Stockholders’ equity	247,866	(106,801)	136,086	(177,720)	99,431

Total Liabilities and Equity	$1,033,072	$885,563	$1,359,456	$(1,835,619)	$1,442,472

Endeavour International Corporation

Notes to Condensed Consolidated Financial Statements

(Unaudited)

(Amounts in tables in thousands, except per unit data)

For the Three Months Ended March 31, 2013
	Endeavour International Corporation	Combined Guarantor Subsidiaries	Combined Non- Guarantor Subsidiaries	Eliminations	Consolidated
Revenue	$—	$2,536	$55,136	$—	$57,672
Operating expenses	—	3,615	13,875	—	17,490
DD&A expense	—	1,139	21,808	—	22,947
Impairment of oil and gas properties	—	3,534	—	—	3,534
G&A expenses	732	2,611	2,139	—	5,482

Income (loss) from Operations	(732)	(8,363)	17,314	—	8,219
Derivatives:
Unrealized gains (losses)	(700)	—	2,280	—	1,580
Interest expense	(20,160)	603	(16,881)	15,000	(21,438)
Letter of credit fees	—	—	(11,380)	—	(11,380)
Other income (expense)	1	14,477	10,404	(15,000)	9,882

Income (loss) before taxes	(21,591)	6,717	1,737	—	(13,137)
Income tax expense	—	—	909	—	909

Net income (loss)	(21,591)	6,717	828	—	(14,046)
Preferred stock dividends	456	—	—	—	456

Net income (loss) to common shareholders	$(22,047)	$6,717	$828	$—	$(14,502)

For the Three Months Ended March 31, 2012
	Endeavour International Corporation	Combined Guarantor Subsidiaries	Combined Non- Guarantor Subsidiaries	Eliminations	Consolidated
Revenue	$—	$3,756	$11,410	$—	$15,166
Operating expenses	—	1,634	3,264	—	4,898
DD&A expense	—	3,415	4,491	—	7,906
Impairment of oil and gas properties	—	15,740	—	—	15,740
G&A expenses	591	3,358	1,374	—	5,323

Income (loss) from Operations	(591)	(20,391)	2,281	—	(18,701)
Derivatives:
Unrealized gains (losses)	1,069	—	(5,848)	—	(4,779)
Interest expense	(3,214)	(1,326)	(17,309)	2,142	(19,707)
Other income (expense)	—	(228)	(298)	(2,142)	(2,668)

Loss before taxes	(2,736)	(21,945)	(21,174)	—	(45,855)
Income tax benefit	—	—	(10,593)	—	(10,593)

Net loss	(2,736)	(21,945)	(10,581)	—	(35,262)
Preferred stock dividends	456	—	—	—	456

Net loss to common shareholders	$(3,192)	$(21,945)	$(10,581)	$—	$(35,718)

Endeavour International Corporation

Notes to Condensed Consolidated Financial Statements

(Unaudited)

(Amounts in tables in thousands, except per unit data)

For the Three Months Ended March 31, 2013
	Endeavour International Corporation	Combined Guarantor Subsidiaries	Combined Non- Guarantor Subsidiaries	Eliminations (1)		Consolidated
Cash Flows from Operating Activities:
Net loss	$(21,591)	$6,717	$828	$		$(14,046)
Adjustments to reconcile net loss to net cash provided by (used in) operations
DD&A expense	—	1,139	21,808		—	22,947
Impairment of oil and gas properties	—	3,534	—		—	3,534
Deferred tax benefit	—	—	128		—	128
Unrealized (gains) losses on derivatives	700	—	(2,280)		—	(1,580)
Amortization of non-cash compensation	163	—	—		669	832
Amortization of loan costs and discount	1,951	—	1,488		—	3,439
Non-cash interest expense	—	—	2,274		—	2,274
Other	43	(4)	(4,762)		—	(4,723)
Changes in operating assets and liabilities:
(Increase) decrease in receivables	—	13,670	2,159		—	15,829
(Increase) decrease in other current assets	3,643	(15,057)	55		—	(11,359)
Increase (decrease) in liabilities	15,682	(32,742)	48,059		(669)	30,330

Net Cash Provided by (Used in) Operating Activities	591	(22,743)	69,757		—	47,605
Cash Flows From Investing Activities:
Capital expenditures	—	(2,299)	(55,958)		—	(58,257)
Acquisitions, net of cash acquired	—	(233)	(584)		—	(817)

Net Cash Used in Investing Activities	—	(2,532)	(56,542)		—	(59,074)
Cash Flows From Financing Activities:
Borrowings under debt agreements, net
Proceeds from issuance of MPP	—	—	43,000		—	43,000
Financing costs paid	(591)	—	(9,344)		—	(9,935)

Net Cash Provided by (Used in) Financing Activities	(591)	—	33,656		—	33,065
Net Change in Cash and Cash Equivalents	—	(25,275)	46,871		—	21,596
Cash and Cash Equivalents, Beginning of Period	—	27,800	31,385		—	59,185

Cash and Cash Equivalents, End of Period	$—	$2,525	$78,256		$—	$80,781

Endeavour International Corporation

Notes to Condensed Consolidated Financial Statements

(Unaudited)

(Amounts in tables in thousands, except per unit data)

For the Three Months Ended March 31, 2012
	Endeavour International Corporation	Combined Guarantor Subsidiaries	Combined Non- Guarantor Subsidiaries	Eliminations	Consolidated
Cash Flows from Operating Activities:
Net loss	$(2,736)	$(21,945)	$(10,581)	$—	$(35,262)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operations
DD&A expense	—	3,415	4,491	—	7,906
Impairment of oil and gas properties	—	15,740	—	—	15,740
Deferred tax expense (benefit)	—	—	(9,014)	—	(9,014)
Unrealized (gains) losses on derivatives	(1,069)	—	5,848	—	4,779
Amortization of non-cash compensation	168	—	—	1,391	1,559
Amortization of loan costs and discount	864	4	2,801	—	3,669
Non-cash interest expense	160	—	3,368	—	3,528
Other	91	67	1,734	—	1,892
Changes in operating assets and liabilities:
(Increase) decrease in receivables	—	56,561	(61,506)	—	(4,945)
(Increase) decrease in other current assets	—	(31)	(7,487)	—	(7,518)
Increase (decrease) in liabilities	36,907	(30,724)	(8,279)	(1,391)	(3,487)

Net Cash Provided by (Used in) Operating Activities	34,385	23,087	(78,625)	—	(21,153)
Cash Flows From Investing Activities:
Capital expenditures	—	(11,718)	(11,524)	—	(23,242)
Acquisitions, net of cash acquired	—	(7,642)	(375)	—	(8,017)
(Increase) decrease in restricted cash	(493,384)	(50)	—	—	(493,434)

Net Cash Provided by (Used in) Investing Activities	(493,384)	(19,410)	(11,899)	—	(524,693)
Cash Flows From Financing Activities:
Repayments of borrowings	—	—	(588)	—	(588)
Borrowings under debt agreements, net of debt discount	480,000	—	—	—	480,000
Dividends paid	—	(416)	—	—	(416)
Financing costs paid	(21,005)	—	—	—	(21,005)
Other financing	4	1	—	—	5

Net Cash Provided by Financing Activities	458,999	(415)	(588)	—	457,996
Net Increase in Cash and Cash Equivalents	—	3,262	(91,112)	—	(87,850)
Cash and Cash Equivalents, Beginning of Period	—	2,951	103,085	—	106,036

Cash and Cash Equivalents, End of Period	$—	$6,213	$11,973	$—	$18,186

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

Overview

We are an independent oil and gas company engaged in the production, exploration, development and acquisition of crude oil and natural gas in the U.K. North Sea and U.S. onshore. Our U.K. operations have been focused on development projects and acquisition, while we are spending minimal capital on our U.S. operations, primarily on strategic positioning, as we monitor U.S. gas prices. In 2012 and 2013, our primary focus has been on completing the acquisition of additional interests in the Alba field and then moving the Bacchus and Rochelle fields from development to first production. We achieved first production from Bacchus and completed the Alba acquisition during the second quarter of 2012.

We began drilling the first of two planned development wells at Rochelle in mid-2012. We completed the hook-up of the pipelines and flow-lines to the subsea manifolds for the field but encountered operational difficulties following severe weather in early 2013. As a result, we have suspended drilling operations on the East Rochelle well and moved the rig to the second well site at West Rochelle. While we had originally anticipated that first production at Rochelle would occur in the fourth quarter of 2012, delays in receiving the drilling rig, the operational difficulties at East Rochelle and the further estimated time to drill West Rochelle have delayed our anticipated first production until mid-2013 at the earliest.

We have acquired both producing and exploration acreage in U.S. onshore unconventional oil and gas shale developments targeting reserve and production growth. Our ongoing U.S. program and expenditures have been tailored based on drilling results and the decline in U.S. gas prices over the last several years. We have limited capital expenditures to those necessary to fulfill drilling commitments and maintain acreage positions.

In the last two years, we have incurred substantial capital expenditures and acquisition costs as we advanced development projects at Bacchus and Rochelle and completed acquisitions. We also experienced delays in the timing of first production from our Bacchus and Rochelle developments, a decline of production from our U.S. drilling operations as we curtailed the U.S. drilling program in response to declining U.S. gas prices, increased capital costs due to the production delays at the Bacchus and Rochelle projects and increased debt service costs required to finance the drilling and acquisition program. The production delays and increased capital costs and debt service costs placed a strain on our cash flow from operations and our ability to reduce our debt leverage.

Endeavour International Corporation

Strategic Alternatives

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

Since year-end 2012, we have also completed several transactions to improve our liquidity position and extended the maturities of some of our debt and other obligations. The completion of these recent financing activities are designed to provide sufficient liquidity to bring the Rochelle development on line, drill a third well at Bacchus and allow sufficient time for a thoughtful and disciplined strategic review process. These transactions include:

•	extended or replaced reimbursement agreements covering certain of our abandonment liabilities in the U.K. which would have matured in 2013;

•

entered into a forward sale agreement for a payment of approximately $22.5 million in return for a specified volume of crude oil in excess of 200,000 barrels to be delivered over a six month delivery period from our U.K. North Sea production;

•	entered into a monetary production payment for $107.5 million; and

•	extended the maturity of the commitments under our revolving credit facility (“Revolving Credit Facility”) from October 12, 2013 to June 30, 2014.

These transactions are discussed in the Notes to our condensed consolidated financial statements.

2013 Liquidity and Capital Resources

During the remainder of 2013, our primary uses of financial resources are expected to be:

•	our drilling activities, principally at our Alba, Bacchus and Rochelle fields in the U.K.; and

•	interest payments on existing credit facilities and fees related to our reimbursement agreements covering our abandonment obligations.

As of March 31, 2013, we had $795.4 million in outstanding indebtedness, net of $80.8 million in cash. Being highly leveraged, servicing our debt and other long-term obligations will continue to require a significant portion of our cash flow from operations and available cash on hand. The combination of these debt servicing requirements, capital expenditures and the delay in cash flow

Endeavour International Corporation

resulting from the mechanical issues experienced at the Rochelle field may exceed the cash flow from our current operations. Ultimately, our primary uses and sources of financial resources will be impacted by the outcome of our strategic review.

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

Results of Operations

Net loss to common stockholders for the three months ended March 31, 2013 was $14.5 million, or $0.31 per share, compared to $35.7 million, or $0.94 per share, for the same period in 2012. The change in the net loss to common stockholders for these periods is primarily due to increased revenues related to our Bacchus field and increased unrealized gains on derivatives, partially offset by impairments of oil and gas properties, increased interest expenses, expenses related to our reimbursement agreements covering certain of our abandonment liabilities and increased tax expense.

In addition to our operations, our net income can be significantly affected by various non-cash items, such as unrealized gains and losses on our derivatives, impairment of oil and gas properties, and foreign currency impact of long-term liabilities. Excluding these non-cash items, Net Loss as Adjusted for the first quarter 2013 was $12.1 million as compared to Net Loss as Adjusted of $15.4 million for the same period in 2012. The decrease in Net Loss as Adjusted is primarily due to increased revenues, partially offset by increased interest expense and expenses related to our reimbursement agreements covering certain of our abandonment liabilities. These impacts on Net Loss as Adjusted were primarily attributable to increased sales volumes at Bacchus and the purchase of our additional interest in the Alba field.

Adjusted EBITDA increased to $44.6 million for the first quarter of 2013 from $2.2 million for the same period in 2012 due to increased revenue from the initial production at Bacchus and our additional interest in Alba, partially offset by foreign currency losses on long-term liabilities and expenses related to our reimbursement agreements covering certain of our abandonment liabilities. For definitions of Net Loss as Adjusted and Adjusted EBITDA, and a reconciliation of each to the nearest comparable GAAP measure, please see “Reconciliation of Non-GAAP Measures.”

Our cash flows provided by operating activities increased to $47.6 million for the three months ended March 31, 2013 as compared to cash flows used in operating activities of $21.2 million for the same period in 2012. The change was primarily due to increased revenue from the initial production at Bacchus and our additional interest in Alba and the proceeds of the Forward Sale, partially offset by increased interest expense related to our outstanding indebtedness.

Endeavour International Corporation

Revenue and Sales Volume

Our physical daily production was approximately 9,385 BOE and 3,974 BOE for the three months ended March 31, 2013 and 2012, respectively, reflecting the impact of the initial production from Bacchus and our increased interest in Alba.

For the first quarter of 2013 and 2012, we had sales volume of 7,186 BOE per day and 4,174 BOE per day, respectively. The increases in sales volume are primarily attributable to the initial production from Bacchus and our increased interest in Alba.

Our revenues increased from $15.2 million during the first quarter of 2012 to $57.7 million in the same period of 2013. These increases are primarily a result of the initial production from Bacchus, partially offset by lower commodity prices in both the U.S. and U.K. and less than expected production at Alba. During the first quarter of 2013, production at the Alba field was impacted by an unplanned five-day shutdown and lower than expected production levels due to continuing processing problems.

We may utilize financial commodity derivatives and negotiated pricing in our marketing contracts to achieve a more predictable cash flow by reducing our exposure to price fluctuations. At March 31, 2013, we had the following floors and ceilings embedded within our marketing contracts:

	Second Quarter	Third Quarter	Fourth Quarter	Total
Oil:
Volumes (Mbbl)	91	276	276	643
Weighted Average Ceiling Price ($/Barrel)	$105.15	$107.56	$105.30	$106.25
Weighted Average Floor Price ($/Barrel)	$90.00	$96.01	$95.00	$94.73

The following table shows our average sales volumes and realized sales prices for our operations for the periods presented.

Endeavour International Corporation

	Three Months Ended March 31,
	2013	2012
Sales volume (1)
Oil and condensate sales (Mbbls):
United Kingdom	508	96
United States	—	1

Total	508	97

Gas sales (MMcf):
United Kingdom	11	21
United States	821	1,677

Total	832	1,698

Oil equivalent sales (MBOE)
United Kingdom	510	100
United States	137	280

Total	647	380

Total BOE per day	7,186	4,174

Physical production volume (BOE per day) (1)
United Kingdom	7,862	893
United States	1,523	3,081

Total	9,385	3,974

Realized Price, before and after derivatives
Oil and condensate price ($ per Bbl)	$108.40	$116.99

Gas price ($ per Mcf)	$3.13	$2.25

Equivalent oil price ($ per BOE)	$89.17	$39.92

(1)	We record oil revenues on the sales method and use the entitlements method to account for sales of gas production. Physical production may differ from sales volumes based on the timing of tanker liftings for our international sales.

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

Endeavour International Corporation

regional supply and demand issues and to a lesser extent by global fuel prices, including oil and coal. The U.S. gas market is heavily impacted by the increased supply from shale drilling, which has served to depress natural gas prices relative to the U.K. market.

Expenses

For the first quarter of 2013, operating expenses increased to $17.5 million as compared to $4.9 million for the same period in 2012 primarily due to costs related to our increased interest in the Alba field and initial production from the Bacchus field.

Operating costs per BOE increased from $12.89 per BOE for the first quarter of 2012 to $27.04 per BOE for the same period in 2013 primarily due to the increasing portion of U.K. operations to our total expenses and the lesser sales volumes resulting from the lack of liftings at Alba during the first quarter of 2013. On average, our U.K. operations have higher operating costs per BOE than our U.S. operations, thereby increasing our overall operating costs per BOE as more of our production comes from the U.K.

Depreciation, depletion and amortization (“DD&A”) expense increased to $22.9 million from $7.9 million for the first quarter of 2013 and 2012, respectively. These increases were primarily a result of the increased sales volumes discussed previously and additional accretion expense related to the increased abandonment liabilities assumed upon the closing of the Alba field acquisition.

For the first quarter of 2013, the prices used in the full cost ceiling test for our U.S. properties were $92.63 per barrel for oil and $2.97 per Mcf for gas. We recorded an impairment of $3.5 million during the first quarter of 2013 for our U.S. properties. For the first quarter of 2013, the prices used in the full cost ceiling test for our U.K. properties were $110.49 per barrel for oil and $9.71 per Mcf for gas. We have not recorded any impairment related to our U.K. properties. The risk that we will be required to record additional impairments of our oil and gas properties, through the application of the full cost ceiling test in subsequent periods, increases when oil and gas prices are low or volatile. If U.S. gas prices continue to face the adverse effects of high gas supply or other factors, we may experience further ceiling test write-downs or other impairments in the future.

General and administrative (“G&A”) expenses increased slightly to $5.5 million during the first quarter of 2013 as compared to $5.3 million for the corresponding period in 2012 as a result of an increase in employee compensation expense and an increase in consulting costs associated with the additional staff to pursue the Rochelle development. Components of G&A expenses for these periods are as follows:

Endeavour International Corporation

(Amounts in thousands)	Three Months Ended March 31,
	2013	2012
Compensation	$6,391	$5,198
Consulting, legal and accounting fees	2,569	1,773
Other expenses	(113)	1,073

Total gross cash G&A expenses	8,847	8,044
Non-cash stock-based compensation	1,690	1,559

Gross G&A expenses	10,537	9,603
Less: capitalized G&A expenses	(5,055)	(4,280)

Net G&A expenses	$5,482	$5,323

Interest expense increased by $1.7 million to $21.4 million for the first quarter of 2013 as compared to $19.7 million for the corresponding period in 2012. For the period ending March 31, 2013 and 2012, we had non-cash interest expense, including amortization of loan costs and discount, of $5.7 million and $7.2 million, respectively.

As discussed in “Liquidity and Capital Resources,” we have completed several financing transactions during 2013 and 2012 that have had a significant impact on our interest expense. Interest expense has increased with the issuance and subsequent borrowings from the April 2012 Revolving Credit Facility, and the 2018 Notes in February 2012. This increase has been partially offset by our repayment of the Senior Term Loan in May 2012 and the Subordinated Notes in October 2012. In addition, we capitalize a portion of interest as a result of our increased drilling activity at Bacchus and Rochelle. The components of interest expense are as follows:

(Amounts in thousands)	Three Months Ended March 31,
	2013	2012
Interest expense on debt outstanding at March 31, 2013	$24,172	$9,977
Interest expense on retired debt	—	11,586
Amortization of loan costs and discount	3,439	3,669

Gross interest expense	27,611	25,232
Less: capitalized interest	(6,173)	(5,525)

Net interest expense	$21,438	$19,707

Other income (expense) increased to $9.9 million during the first quarter of 2013 as compared to $(2.7) million for the corresponding period in 2012. The changes in other income (expense) are primarily attributable to the effects of foreign currency fluctuations on our abandonment liabilities.

Income Taxes

The following summarizes the components of tax expense (benefit):

Endeavour International Corporation

(amounts in thousands)	U.K.	U.S.	Other	Total
Three Months Ended March 31, 2013:
Net income (loss) before taxes	$1,341	$(14,874)	$396	$(13,137)
Current tax expense	781	—	—	781
Deferred tax expense	128	—	—	128

Income tax expense	909	—	—	909

Net income (loss)	$432	$(14,874)	$396	$(14,046)

Three Months Ended March 31, 2012:
Net loss before taxes	$(14,659)	$(24,681)	$(6,515)	$(45,855)
Current tax benefit	(1,579)	—	—	(1,579)
Deferred tax benefit	(9,014)	—	—	(9,014)

Income tax benefit	(10,593)	—	—	(10,593)

Net loss	$(4,066)	$(24,681)	$(6,515)	$(35,262)

During July 2012, the U.K. government enacted legislation (retroactive to March 2012) to restrict decommissioning expenditures to 20% for supplemental corporate tax, in addition to the U.K. corporate tax of 30%, resulting in total tax relief available for decommissioning at 50%.

The change in income tax expense (benefit) from $(10.6) million to $0.9 million for the three months ended March 31, 2012 and 2013, respectively, was primarily the result of increased income in the U.K. due to the initial production from Bacchus and our increased interest in Alba. The current tax expense (benefit) in both 2013 and 2012 is related to Petroleum Revenue Tax on our Alba field in the U.K.

In 2013 and 2012, we did not record any income tax benefits in the U.S. as there was no assurance that we could generate any U.S. taxable earnings, resulting in a full valuation allowance against the deferred tax assets generated.

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

Provided below are reconciliations of net loss to Net Loss as Adjusted and Adjusted EBITDA:

(amounts in thousands)	Three Months Ended March 31,
	2013	2012
Net loss	$(14,046)	$(35,262)
Impairment of oil and gas properties (net of tax) (1)	3,534	15,740
Unrealized loss on derivatives (net of tax) (2)	(1,580)	4,148

Net Loss as Adjusted	$(12,092)	$(15,374)

Net loss	$(14,046)	$(35,262)
Unrealized loss on derivatives	(1,580)	4,779
Net interest expense	21,422	19,651
Letter of credit fees	11,380	—
Depreciation, depletion and amortization	22,947	7,906
Impairment of oil and gas properties	3,534	15,740
Income tax expense (benefit)	909	(10,593)

Adjusted EBITDA	$44,566	$2,221

(1)	Since the impairments related to U.S. oil and gas properties, we recognized no tax benefits as there was no assurance that we could generate any U.S. taxable earnings.
(2)	Net of tax (benefit) expense of none and $631, respectively.

Liquidity and Capital Resources

The following table summarizes our net cash flows from operating, investing and financing activities for the periods indicated. For additional details regarding the components of our primary cash flow amounts, see the Condensed Consolidated Statements of Cash Flows under Item 1 of this report.

Endeavour International Corporation

(amounts in thousands)	Three Months Ended March 31,
	2013	2012
Net cash provided by (used in) operating activities	$47,605	$(21,153)

Net cash used in investing activities	$(59,074)	$(524,693)

Net cash provided by financing activities	$33,065	$457,996

The net cash flows used in operating activities are primarily impacted by the earnings from our business activities. The cash flows provided by operating activities were $47.6 million for the three months ended March 31, 2013 as compared to $21.2 million used in operating activities for the three months ended March 31, 2012, primarily due to our increased revenue from the Alba Acquisition and the proceeds of the Forward Sale.

Our debt facilities, letters of credit, reimbursement agreements and related transactions for 2013 and 2012 are as follows:

•

Revolving Credit Facility: In April 2012, we entered into a $100 million Credit Agreement with Cyan, as administrative agent, which was subsequently increased to $125 million. At March 31, 2013 and December 31, 2012, we had $115 million outstanding under the Revolving Credit Facility.

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

Our equity issuances for 2013 and 2012 are as follows:

•	June 2012: a public offering of 8.6 million shares of our common stock offering for net proceeds of $61.3 million;

Certain of our outstanding debt instruments contain certain financial ratio covenants. We were in compliance with all financial covenants in our debt obligations as of March 31, 2013 and December 31, 2012.

Liquidity and Capital Resources

For the first quarter of 2013 and 2012, our capital expenditures were as follows:

Endeavour International Corporation

	Three Months Ended March 31,
(Amounts in thousands)	2013	2012
Direct Oil & Gas Capital Expenditures:
U.K.	$32,572	$43,540
U.S.	381	10,195

	32,953	53,735
Acquisitions	817	1,510

	33,770	55,245
Capitalized G&A, Interest and Other	11,373	11,697
Asset Retirement Obligations	4,771	—

Total Capital Expenditures and Acquisitions	$49,914	66,942

Asset Retirement Obligations Paid	$4,886	$1,976

North Sea Acquisition

On December 23, 2011, we entered into a purchase agreement, through our wholly owned subsidiary Endeavour Energy UK Limited (“EEUK”), with ConocoPhillips (U.K.) Limited, ConocoPhillips Petroleum Limited and ConocoPhillips (U.K.) Lambda Limited, subsidiaries of ConocoPhillips (collectively, the “Sellers”), to acquire their interest in three producing U.K. oil fields in the Central North Sea. On May 31, 2012, we closed the Alba field portion of this acquisition (the “Alba Acquisition”), which consisted of an additional 23.43% interest in the Alba field. This increased our total working interest in the Alba field to 25.68%. The Alba Acquisition was closed for aggregate cash consideration of approximately $229.6 million.

United Kingdom Capital Program

Our capital program is focused on two large projects in the North Sea, the Bacchus and Rochelle fields, as well as infield drilling at Alba.

Alba

In April 2013, operations commenced on the three-well infield drilling program at the Alba field. The timing of the drilling program has been accelerated into the first half of the year. We expect the drilling, in combination with improvements in the processing systems, to result in increased production levels from the field during the second half of the year.

Endeavour International Corporation

Bacchus

We hold a 30% working interest in our Bacchus field asset, which is operated by Apache Corporation, who owns a 50% working interest. During 2012, we drilled the first and second development wells and achieved production. With the additional positive data gained from the second development well, the Bacchus partners have decided to observe production results before making a final decision on the placement of the third development well to ensure optimization of the entire reservoir. That analysis has been completed and drilling began in April 2013. First production from the third well is expected during the third quarter of 2013.

Rochelle

Our working interest in the Rochelle area is 44% and we are the operator of the field, which is comprised of Blocks 15/26b, 15/26c and 15/27. We began drilling the first of two planned development wells in the latter part of 2012. With drilling delays, the Rochelle project subsea infrastructure outpaced the drilling operations. The joint interest partners decided to suspend the first well due to the inability to perform simultaneous pipe-lay and development drilling operations. In October of 2012, the drilling rig moved off location to allow for the hook-up of the pipelines and flow-lines to the subsea manifolds, thereby delaying our estimated start of production from the fourth quarter of 2012 to the first quarter of 2013. Since October 2012, the pipeline system, umbilicals and tie-ins to the offtake solution at the Scott platform have been completed and tested. In January 2013, the rig returned to the East Rochelle site to continue final drilling.

In February 2013, following a severe storm lasting several days, we performed a routine inspection of the conductor, well head and blow out preventer systems which revealed that the cement around the top of the conductor pipe, which anchors the well to the seabed floor, had been lost creating a non-uniform hole around the conductor. The hole extended approximately 4 to 7 feet in diameter and 25 feet in depth.

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

To mitigate delays while we conduct our analysis, we moved the rig to the West Rochelle area and commenced drilling of the second production well. By switching to the West Rochelle area, drilling and completion of the second production well may proceed without the delay. Drilling began on the West Rochelle well in the first quarter of 2013. Drilling of the production well has reached total measured depth and final completion of the well is in process. First production from the West Rochelle well is expected in mid-2013.

Endeavour International Corporation

Centurion

In March 2013, we began drilling an exploration well at our Centurion prospect, where we hold a 33.3% interest. We have now reached target depth on the exploration well and commenced plugging and abandonment operations. The well confirmed the presence of hydrocarbon-bearing Fulmar reservoir sands; however these sands were thinner than anticipated and we are now evaluating the well results and their impact on the Centurion discoveries.

United States Capital Program

Our primary focus in the U.S. has been onshore unconventional oil and gas developments. With declining U.S. gas prices, we are limiting drilling our capital expenditures in 2013 to primarily those expenditures necessary to maintain our acreage positions and fulfill minor drilling commitments.

Outlook

2013 Planned Capital Expenditures

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

Preliminary Capital Budget
United Kingdom:
Drilling and completions	$90 million to $100 million
Maintenance capital	$35 million
Exploration, seismic and other	$15 million

Total U.K.	$140 million - $150 million

United States	$10 million to $30 million (*)

Total direct oil and gas capital	$150 million to $180 million

(*)	Primarily discretionary and dependent on the outcome of our strategic review. The U.S. capital expenditures are anticipated to primarily occur in the latter half of 2013.

In the U.K., the anticipated capital expenditures are primarily to bring the Rochelle development on line, drill the third well at Bacchus and maintain production at Alba. Once the analysis of the East Rochelle well is concluded, we will be able to determine if we can safely re-enter the existing well to complete the drilling phase or should plug and abandon the well and drill a new well. The anticipated capital expenditures do not include the capital expenditures to drill a new well at East Rochelle, if it is required. Anticipated exploration expenditures in the U.K. include the drilling of an exploration well at our Centurion prospect, where we hold a 33.3% interest.

Endeavour International Corporation

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

Decommissioning Expenditures

Production from each of our Ivanhoe, Rob Roy, Hamish (collectively, “IVRRH”), Renee, Rubie and Goldeneye fields has ceased and we have performed minor maintenance and decommissioning activities over the last several years. Previously, we expected to re-develop our IVRRH, Renee and Rubie fields if commercially attractive and practicable once the development activities at Rochelle are operational. During 2012, we determined that it was no longer practicable to re-develop these fields. As a result, decommissioning work on the fields will be accelerated and we expect to incur approximately $36 million in decommissioning charges during 2013. For the first quarter of 2013, we spent $4.9 million in decommissioning charges.

Endeavour International Corporation

Disclosures About Contractual Obligations and Commercial Commitments

The following table sets forth our obligations and commitments to make future payments under our lease agreements and other long-term obligations as of March 31, 2013:

(Amounts in thousands)	Payments due by Period
	Total	Less than 1 Year	1-3 Years	3-5 Years	After 5 Years
Long-term debt (1):
Principal	$876,206	$4,673	$182,533	$539,000	$150,000
Interest (2)	395,034	89,193	171,755	131,086	3,000
Asset retirement obligations	166,399	35,368	65,364	31,495	34,172
Letter of credit fees (1)	23,683	18,454	5,229	—	—
Leases for offices and equipment	5,626	1,613	2,842	1,171	—

Total Contractual Obligations	$1,466,948	$149,301	$427,723	$702,752	$187,172

(1)	Our debt and letter of credit fees reflect the amounts outstanding at March 31, 2013 and reflect the maturity dates in effect at that date. Subsequent to March 31, 2013, portions of our debt agreements were extended.
(2)	Interest on our 11.5% convertible bonds is added to the outstanding principal balance each quarter and reflected as due upon maturity.

Off-Balance Sheet Arrangements

At March 31, 2013, our reimbursement agreements related to abandonment liabilities were off-balance sheet arrangements. The reimbursement agreements cover approximately $153 million of our abandonment liabilities for certain of our U.K. oil and gas properties. Under these agreements, unaffiliated third parties pledged cash to secure letters of credit covering certain of our abandonment liabilities and we agreed to reimburse the pledged cash in the event that the letters of credit are drawn and pledged cash is utilized to satisfy the commitment. We have no cash collateral associated with the reimbursement agreements and the commitments under the reimbursement agreements are not recorded as liabilities. The associated abandonment obligations are recorded in other long-term liabilities as part of our asset retirement obligations. Fees and expenses related to the reimbursement agreements are included in other expenses on our condensed consolidated statement of operations. See Note 15 to our unaudited consolidated financial statements for additional information concerning these agreements.

Endeavour International Corporation

Cautionary Statement Regarding Forward-Looking Statements

Certain statements and information in this Quarterly Report on Form 10-Q may constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). The words “believe,” “expect,” “anticipate,” “plan,” “intend,” “foresee,” “should,” “would,” “could” or other similar expressions are intended to identify forward-looking statements, which are generally not historical in nature. These forward-looking statements are based on our current expectations and beliefs concerning future developments and their potential effect on us. While management believes that these forward-looking statements are reasonable as and when made, there can be no assurance that future developments affecting us will be those that we anticipate. All comments concerning our expectations for future revenues and operating results are based on our forecasts for our existing operations and do not include the potential impact of any future acquisitions. In particular, this report contains forward-looking statement pertaining to the following:

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

Endeavour International Corporation

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

Any of these factors, or a combination of these factors, could materially affect our future financial condition or results of operations and the ultimate accuracy of the forward-looking statements. The forward-looking statements are not guarantees of our future performance, and our actual results and future developments may differ materially from those projected in the forward-looking statements. In addition, any or all of our forward-looking statements in this Quarterly Report on Form 10-Q may turn out to be incorrect. They can be affected by inaccurate assumptions we might make or by known risks and uncertainties, as mentioned in “Item 1A. Risk Factors” and elsewhere in our Annual Report on Form 10-K for the year ended December 31, 2012. Except as required by law, we undertake no obligation to update publicly or release any revisions to these forward-looking statements to reflect events or circumstances after the date of this report. These cautionary statements qualify all forward-looking statements attributable to us or persons acting on our behalf.

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

Item 4: Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As required by Rule 13a-15(b) of the Exchange Act we have evaluated, under the supervision and with the participation of our management, including our chief executive officer (the “CEO”) and chief financial officer (the “CFO”), the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) or 15d-15(e) of the Exchange Act) as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on that evaluation, the CEO and CFO concluded:

Endeavour International Corporation

(i)	that our disclosure controls and procedures are designed to ensure that information we are required to disclose in our reports filed or submitted under the Exchange Act is (a) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and (b) is accumulated and communicated to our management, including the CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure; and

(ii)	that our disclosure controls and procedures were effective as of March 31, 2013.

Changes in Internal Control over Financial Reporting

There was no change in our system of internal control over financial reporting (as defined in Rules 13a-15(f), and 15d-15(f) under the Exchange Act), during the last fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Part II. Other Information

Item 1A: Risk Factors

In addition to the factors discussed elsewhere in this report, including the financial statements and related notes, you should consider carefully the risks and uncertainties described in our Annual Report on Form 10-K for the year ended December 31, 2012 under Item 1A “Risk Factors,” which could materially adversely affect our business, financial condition and results of operations. Additional risks and uncertainties not presently known to us or that we currently deem immaterial also could impair our business operations and financial condition. If any of these risks or uncertainties were to occur, our business, financial condition or results of operation could be adversely affected.

Item 6: Exhibits

Exhibit Number	Description

3.1(a)	Amended and Restated Articles of Incorporation (Incorporated by reference to Exhibit 3.2 of our Quarterly Report on Form 10-Q (Commission File No. 001-32212) for the quarter ended June 30, 2004).

3.1(b)	Certificate of Amendment dated June 1, 2006 (Incorporated by reference to Exhibit 4.2 of our Registration Statement on Form S-3 (Commission File No. 333-139304) filed on December 13, 2006).

3.1(c)	Certificate of Amendment dated June 1, 2010 (Incorporated by reference to Exhibit 3.1 to our Current Report on Form 8-K (Commission File No. 001-32212) filed on June 3, 2010).

3.1(d)	Amendment to Articles of Incorporation, dated November 17, 2010 (Incorporated by reference to Exhibit 3.1(d) of our Annual Report on Form 10-K (Commission File No. 001-32212) for the year ended December 31, 2010).

Endeavour International Corporation

3.1(e)		Amendment to Amended and Restated Articles of Incorporation, dated May 24, 2012 (Incorporated by reference to Exhibit 3.1 to our Current Report on Form 8-K (Commission File No. 001-32212) filed on May 29, 2012).

3.2(a)		Amended and Restated Bylaws (Incorporated by reference to Exhibit 3.4 to our Current Report on Form 8-K (Commission File No. 001-32212) filed on November 6, 2006).

3.2(b)		Amendment to Amended and Restated Bylaws dated December 12, 2007 (Incorporated by reference to Exhibit 3.1 to our Current Report on Form 8-K (Commission File No. 001-32212) filed on December 13, 2007).

3.2(c)		Amendment to Amended and Restated Bylaws dated January 14, 2013 (Incorporated by reference to Exhibit 3.1 to our Current Report on Form 8-K (Commission File No. 001-32212) filed on January 15, 2013).

4.1		Form of Warrant to Purchase Common Stock (Incorporated by reference to Exhibit 4.1 to our Current Report on Form 8-K (Commission File No. 001-32212) filed on January 15, 2013).

10.1		Employment Agreement, effective as of January 1, 2013, by and between William L. Transier and Endeavour International Corporation (Incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K(Commission File No. 001-32212) filed January 11, 2013).

10.2		LOC Procurement Agreement dated as of January 9, 2013 among Endeavour International Corporation, Endeavour Energy U.K. Limited and Max Participations II S.a.r.l. (Incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K (Commission File No. 001-32212) filed on January 15, 2013).

10.3		Form of Warrant Agreement to Purchase Common Stock (Incorporated by reference to Exhibit 10.2 to our Current Report on Form 8-K (Commission File No. 001-32212) filed on January 15, 2013).

10.4	*	Third Amendment to Credit Agreement dated as of March 5, 2013, between Endeavour International Corporation, Endeavour Energy U.K. Limited, Cyan Partners, LP, as administrative agent, and certain lenders party thereto.

10.5	*	Second Amendment to Reimbursement Agreement dated as of March 5, 2013, between Endeavour International Corporation, Endeavour Energy U.K. Limited, New Pearl S.à.r.l. and Cyan Partners, LP, as collateral agent, and the other lenders party thereto.

10.6		Deed of Grant of Production Payment between Endeavour Energy UK Limited and Cidoval S.à r.l. (Incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K (Commission File No. 001-32212) filed on May 1, 2013).

Endeavour International Corporation

31.1	*	Certification of William L. Transier, Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	*	Certification of Catherine L. Stubbs, Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	*	Certification of William L. Transier, Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	*	Certification of Catherine L. Stubbs, Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	*	XBRL Instance Document.

101.SCH	*	XBRL Taxonomy Extension Schema Document.

101.CAL	*	XBRL Taxonomy Extension Calculation Linkbase.

101.DEF	*	XBRL Taxonomy Extension Definition Linkbase.

101.LAB	*	XBRL Taxonomy Extension Label Linkbase.

101.PRE	*	XBRL Taxonomy Extension Presentation Linkbase.

*	Filed or furnished (in the case of Exhibits 31.1, 32.1, and 101) with this Form 10-Q.
†	Management contracts and compensatory plans or arrangements.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Endeavour International Corporation

Date: May 10, 2013	/s/ Catherine L. Stubbs	/s/ Stanley W. Farmer
	Catherine L. Stubbs	Stanley W. Farmer
	Senior Vice President and	Vice President and
	Chief Financial Officer	Chief Accounting Officer
	(Principal Financial Officer)	(Principal Accounting Officer)