Form 10-Q
period 2013-06-30
ENDEAVOUR INTERNATIONAL CORP
filed 2013-08-09
CIK 1112412

United States Securities and Exchange Commission

Washington, D.C. 20549

Form 10-Q

(Mark One)

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarterly Period Ended June 30, 2013

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

As of August 7, 2013, 47.1 million shares of the registrant’s common stock were outstanding.

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

Part I:  Financial Information

Item 1:  Financial Statements

Endeavour International Corporation

Condensed Consolidated Balance Sheets

(Unaudited)

(Amounts in thousands)

	June 30,	December 31,
	2013	2012

Assets
Current Assets:
Cash and cash equivalents	$130,790	$59,185
Accounts receivable	28,612	46,181
Prepaid expenses and other current assets	33,933	20,995
Total Current Assets	193,335	126,361

Property and Equipment, Net ($384,003 and $349,433 not subject to
amortization at June 30, 2013 and December 31, 2012, respectively)	1,054,834	1,003,441
Goodwill	259,238	262,764
Other Assets	39,065	49,906

Total Assets	$1,546,472	$1,442,472

See accompanying notes to condensed consolidated financial statements.

Endeavour International Corporation

Condensed Consolidated Balance Sheets

(Unaudited)

(Amounts in thousands)

	June 30,	December 31,
	2013	2012

Liabilities and Stockholders’ Equity
Current Liabilities:
Accounts payable	$72,212	$60,153
Current maturities of debt	115,163	15,713
Monetary production payment, current portion	20,833	-
Accrued expenses and other	96,154	90,100
Total Current Liabilities	304,362	165,966

Long-Term Debt	749,894	843,793
Deferred Taxes	125,146	141,887
Monetary production payment, long-term portion	104,167	-
Other Liabilities	134,075	147,692
Total Liabilities	1,417,644	1,299,338

Commitments and Contingencies

Series C Convertible Preferred Stock:
Series C preferred stock - Liquidation preference: $37,000 and $37,000
at June 30, 2013 and December 31, 2012, respectively	43,703	43,703

Stockholders’ Equity:
Series B preferred stock - Liquidation preference: $3,666 and $3,588
at June 30, 2013 and December 31, 2012, respectively	-	-
Common stock; shares issued and outstanding – 47,137 and 46,691
at June 30, 2013 and December 31, 2012, respectively	47	47
Additional paid-in capital	508,340	493,803
Treasury stock, at cost - 72 and 72 shares at June 30, 2013
and December 31, 2012, respectively	(587)	(587)
Accumulated deficit	(422,675)	(393,832)
Total Stockholders’ Equity	85,125	99,431

Total Liabilities and Stockholders’ Equity	$1,546,472	$1,442,472

See accompanying notes to condensed consolidated financial statements.

Endeavour International Corporation

Condensed Consolidated Statements of Operations

(Unaudited)

(Amounts in thousands, except per share data)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2013	2012	2013	2012
Revenues	$126,165	$23,003	$183,837	$38,169

Cost of Operations:
Operating expenses	38,103	5,742	55,593	10,640
Depreciation, depletion and amortization	51,923	10,627	74,870	18,533
Impairment of oil and gas properties	-	19,960	3,534	35,700
General and administrative	4,882	5,030	10,364	10,353
Total Expenses	94,908	41,359	144,361	75,226

Income (Loss) From Operations	31,257	(18,356)	39,476	(37,057)

Other Income (Expense):
Unrealized gains (losses) on derivatives	(1,277)	3,805	303	(973)
Interest expense	(24,447)	(25,256)	(45,885)	(44,963)
Loss on early extinguishment of debt	-	(21,661)	-	(21,661)
Letter of credit fees	(7,128)	(3,064)	(18,508)	(3,064)
Other income (expense)	(1,009)	(611)	8,871	(3,282)
Total Other Expense	(33,861)	(46,787)	(55,219)	(73,943)

Loss Before Income Taxes	(2,604)	(65,143)	(15,743)	(111,000)

Income Tax Expense (Benefit)	11,281	(14,335)	12,189	(24,929)
Net Loss	(13,885)	(50,808)	(27,932)	(86,071)
Preferred Stock Dividends	456	456	911	911

Net Loss to Common Stockholders	$(14,341)	$(51,264)	$(28,843)	$(86,982)

Net Loss per Common Share:
Basic and Diluted	$(0.30)	$(1.31)	$(0.61)	$(2.26)

Weighted Average Number of Common Shares Outstanding:
Basic and Diluted	47,092	39,020	47,076	38,438

See accompanying notes to condensed consolidated financial statements.

Endeavour International Corporation

Condensed Consolidated Statements of Cash Flows

(Unaudited)

(Amounts in thousands)

	Six Months Ended
	June 30,
	2013	2012
Cash Flows from Operating Activities:
Net loss	$(27,932)	$(86,071)
Adjustments to reconcile net loss to net cash
provided by (used in) operating activities:
Depreciation, depletion and amortization	74,870	18,533
Impairment of oil and gas properties	3,534	35,700
Deferred tax benefit	(2,457)	(24,008)
Unrealized (gains) losses on derivatives	(303)	973
Amortization of non-cash compensation	1,632	3,114
Amortization of loan costs and discount	8,695	7,311
Non-cash interest expense	3,454	5,153
Loss on early extinguishment of debt	-	21,661
Other	(2,444)	4,687
Changes in operating assets and liabilities:
(Increase) decrease in receivables	17,568	(15,670)
(Increase) decrease in other current assets	2,355	(23,970)
Increase (decrease) in liabilities	(7,361)	24,500
Net Cash Provided by (Used in) Operating Activities	71,611	(28,087)

Cash Flows From Investing Activities:
Capital expenditures	(107,314)	(116,458)
Acquisitions, net of cash acquired	(1,472)	(228,105)
Increase in restricted cash	-	(178)
Net Cash Used in Investing Activities	(108,786)	(344,741)

Cash Flows From Financing Activities:
Repayments of borrowings	-	(244,565)
Borrowings under debt agreements, net of debt discount	-	580,000
Proceeds from issuance of common stock	-	61,088
Proceeds from issuance of monetary production payment	125,000	-
Dividends paid	(416)	(416)
Payments for early extinguishment of debt	-	(7,248)
Financing costs paid	(15,804)	(27,500)
Other financing	-	3
Net Cash Provided by Financing Activities	108,780	361,362

Net Increase (Decrease) in Cash and Cash Equivalents	71,605	(11,466)
Cash and Cash Equivalents, Beginning of Period	59,185	106,036

Cash and Cash Equivalents, End of Period	$130,790	$94,570

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

2013 Liquidity and Capital Resources

Being highly leveraged, required development capital expenditures, debt service and other long-term obligations will continue to require a significant portion of our cash flow from operations and available cash on hand.  The combination of these debt servicing requirements, capital expenditures and the delay in cash flow resulting from the Rochelle mechanical issues may exceed the cash flow from our current operations.

During the remainder of 2013, our primary uses of financial resources are expected to be:

•	our capital expenditures, primarily related to our drilling activities at our Alba, Bacchus and Rochelle fields in the U.K.; and
•	interest payments on existing credit facilities and payments in support of our reimbursement agreements covering our abandonment obligations.

We believe we should be able to fund operations for the foreseeable future including our capital expenditures and other expenditure requirements based on our projections of funds generated from operations, cash available and existing sources of financing.  Since year-end 2012, we have also completed several transactions to improve our liquidity position and extended the maturities of some of our debt and other obligations.  The completion of these financing activities are designed to provide sufficient liquidity to bring the Rochelle development on line, drill a third well at Bacchus and allow sufficient time for a thoughtful and disciplined strategic review process.  These transactions include:

•	extending or replacing reimbursement agreements covering certain of our abandonment liabilities in the U.K. which would have matured in 2013;
•	entering into a forward sale agreement, which was repaid during the second quarter of 2013;
•	entering into a monetary production payment; and
•	extending the maturity of the commitments under our revolving credit facility.

Endeavour International Corporation

Notes to Condensed Consolidated Financial Statements

(Unaudited)

(Amounts in tables in thousands, except per unit data)

If we are unable to meet any short-term liquidity needs out of cash on hand, we would attempt to refinance debt, sell forward our production, sell assets, issue debt or equity or perform any other alternatives.  No assurance can be given however that we could successfully consummate any of these alternatives.

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

	Pro Forma
	Three Months Ended	Six Months Ended
	June 30, 2012	June 30, 2012

Revenues	$23,013	$110,685
Net income (loss) to common shareholders	$(25,186)	$(50,642)
Net income (loss) per share - basic and diluted	$(0.65)	$(1.32)

Endeavour International Corporation

Notes to Condensed Consolidated Financial Statements

(Unaudited)

(Amounts in tables in thousands, except per unit data)

Revenues and income from operations associated with the acquired interest in the Alba field for the three months ended June 30, 2013 were $94.9 million and $11.5 million, respectively.  Revenues and income from operations associated with the acquired interest in the Alba field for the six months ended June 30, 2013 were $116.2 million and $15 million, respectively.  Revenues and income from operations associated with the acquired interest in the Alba field for the period from May 31, 2012 through June 30, 2012 did not have a significant impact on our revenues and results of operations.

After substantial effort and extensions, we and the Sellers were unable to reach the agreement required to transfer the interests in the two remaining U.K. oil fields under the Purchase Agreement due to failure to agree on certain commercial terms related to the future timing and amount of collateral required to be posted for future decommissioning costs.

As a result of the parties being unable to reach agreement to enable the additional transfers to occur, the Purchase Agreement terminated in accordance with its terms on December 14, 2012.  As previously disclosed, we paid a $10 million deposit in connection with the acquisition of the interests in the two remaining fields, which ConocoPhillips retained.

Note 4 –  Property and Equipment

Property and equipment included the following at the dates indicated below:

	June 30,	December 31,
	2013	2012
Oil and gas properties under the full cost method:
Subject to amortization	$996,270	$915,801
Not subject to amortization:
Incurred in 2013	52,508	-
Incurred in 2012	144,865	141,837
Incurred in 2011	99,971	107,510
Incurred prior to 2011	86,659	100,086
	1,380,273	1,265,234
Computers, furniture and fixtures	8,733	8,863
Total property and equipment	1,389,006	1,274,097

Accumulated depreciation, depletion and amortization	(334,172)	(270,656)

Net property and equipment	$1,054,834	$1,003,441

Endeavour International Corporation

Notes to Condensed Consolidated Financial Statements

(Unaudited)

(Amounts in tables in thousands, except per unit data)

The costs not subject to amortization include:

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

For the three months ended June 30, 2013 and 2012, we capitalized $7.6 million and $6.3 million, respectively, in interest related to exploration and development. For the six months ended June 30, 2013 and 2012, we capitalized $13.8 million and $11.9 million, respectively, in interest related to exploration and development, primarily related to our U.K. activities. For the three months ended June 30, 2013 and 2012, we capitalized $1.8 million and $5.3 million, respectively, in certain directly related employee costs.  For the six months ended June 30, 2013 and 2012, we capitalized $6.8 million, and $9.8 million, respectively, in certain directly related employee costs.

For the second quarter of 2013, we did not record a pre-tax impairment for any of our oil and gas properties after the application of the full cost ceiling test.  The prices used for our U.S. impairment analysis were $91.60 per barrel for oil and $3.46 per Mcf for gas.  Our U.K. impairment analysis utilized prices of $107.58 per barrel for oil and $10.24 per Mcf for gas.

For the second quarter of 2012, we recorded a pre-tax impairment of $20.0 million related to our U.S. oil and gas properties through the application of the full cost ceiling test at the end of the quarter.  For the six months ended June 30, 2012, we recorded a pre-tax impairment of $35.7 million related to our U.S. oil and gas properties.  The impairment was primarily due to the decline in U.S. gas prices.  The prices used to determine the impairment for our U.S. properties were $95.54 per barrel for oil and $3.13  per Mcf for gas. We did not have an impairment of U.K. oil and gas properties through the application of the full cost ceiling test at the end of the second quarter of 2012, which utilized prices of $112.40 per barrel for oil and $8.68 per Mcf for gas.

Endeavour International Corporation

Notes to Condensed Consolidated Financial Statements

(Unaudited)

(Amounts in tables in thousands, except per unit data)

Note 5 – Debt Obligations

At June 30, 2013, we had $878.3 million in outstanding debt.  Our debt consisted of the following at June 30, 2013 and December 31, 2012:

	June 30,	December 31,
	2013	2012

Senior notes, 12% fixed rate, due 2018	$554,000	$554,000
Convertible senior notes, 5.5% fixed rate, due 2016	135,000	135,000
Revolving credit facility, 13% fixed rate, due 2014	115,163	115,163
Convertible bonds, 11.5% until March 31, 2014 and 7.5% thereafter, due 2016	74,114	70,029
	878,277	874,192
Less: debt discount, net of premium	(13,220)	(14,686)
Less: current maturities	(115,163)	(15,713)

Long-term debt	$749,894	$843,793

Senior Notes

On February 23, 2012, we closed the private placement of $350 million aggregate principal amount of 12% first priority notes due 2018 (the “First Priority Notes”) and $150 million aggregate principal amount of 12% second priority notes due 2018 (the “Second Priority Notes,” and, together with the First Priority Notes, the “2018 Notes”), with an aggregate $20 million discount.  We also paid approximately $21 million in other financing costs related to the 2018 Notes.

On October 15, 2012 we completed our private placement offering of $54 million aggregate principal amount of additional First Priority Notes.

5.5% Convertible Senior Notes

In July 2011, we issued $135 million aggregate principal amount of our 5.5% Convertible Senior Notes due July 15, 2016.  Interest on these notes is payable semi-annually at a rate of 5.5% per annum.  The 5.5% Convertible Senior Notes are convertible into shares of our common stock at an initial conversion rate of 54.019 shares (equivalent to $18.51 per share) of common stock per $1,000 principal amount of the notes, subject to certain anti-dilution adjustments.

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

Borrowings under the Revolving Credit Facility bear interest at a rate of 13% per year. As of June 30, 2013 and December 31, 2012, we had $115.2 million outstanding under the Revolving Credit Facility.

In the first half of 2013, we entered into amendments to the Revolving Credit Facility whereby (i) the lenders consented to the Production Payment Transaction (discussed in Note 14) and (ii) extended the maturity of the commitments under the under the Revolving Credit Facility was extended from October 12, 2013 to June 30, 2014.

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

Fair Value

The fair value of our outstanding debt obligations was $770 million and $870 million at June 30, 2013 and December 31, 2012, respectively.  The fair values of long-term debt were determined based upon external market quotes for our Senior Notes and an income approach for other debt, using a credit adjusted discount rate at the reporting date, and classified as Level 3 in the fair value hierarchy.

Note 6 – Income Taxes

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

Note 7 – Long-Term Liabilities

Asset Retirement Obligations

Our asset retirement obligations relate to obligations for the future plugging and abandonment of oil and gas properties.  The following table provides a rollforward of our asset retirement obligations for the six months ended June 30, 2013 and 2012:

	Six Months Ended
	June 30,
	2013	2012
Carrying amount of asset retirement obligations as of beginning of period	$176,076	$47,258
Accretion expense (included in DD&A expense)	11,355	3,750
Impact of foreign currency exchange rate changes	(10,594)	1,162
Payment of asset retirement obligations	(14,268)	(4,741)
Liabilities incurred and assumed	(5,756)	16,742
Carrying amount of asset retirement obligations, as of end of period	156,813	64,171
Less: Current portion of asset retirement obligations	(30,459)	(2,117)
Long-term asset retirement obligations	$126,354	$62,054

Monetary Production Payment

Our monetary production payment liability consisted of the following at June 30, 2013 and December 31, 2012:

	June 30,	December 31,
	2013	2012

Monetary production payment	$125,000	$-

Less: current portion	(20,833)	-

Long-term monetary production payment	$104,167	$-

In 2013, our wholly-owned subsidiary, EEUK, entered into a sale and purchase agreement for (i) $125 million providing for a monetary production payment (the “Production Payment”) over the proceeds of sale from a portion of EEUK’s entitlement to production from its interests in the Alba and Bacchus fields located in the U.K. sector of the North Sea and (ii) the issuance of warrants (discussed below).  Repayment of the production payment will come solely from the

Endeavour International Corporation

Notes to Condensed Consolidated Financial Statements

(Unaudited)

(Amounts in tables in thousands, except per unit data)

proceeds from the sale of production from EEUK’s entitlement from the Alba and Bacchus fields.  Obligations under the Production Payment will cease upon the earlier of the repayment of amounts outstanding under the Production Payment or production from the Alba and Bacchus licences permanently ceasing.  We currently expect repayment of the Production Payment to occur by the end of 2014.  If the Production Payment remains outstanding as expected through the end of 2014, the total repayment will be approximately $145.8 million.  We incurred $21.2 million in costs related to the issuance of the Production Payment, including $7.6 million related to the fair market value of the warrants issued.

Our obligations under the Production Payment are secured by first priority liens over our interests in the licences and joint operating agreements relating to the Alba and Bacchus fields and the accounts into which proceeds from the sale of production from such fields are paid.  Our obligations are also secured by second priority liens over certain of our other licences, joint operating agreements and assets.

In connection with the Production Payment, we issued warrants to purchase a total of 3,440,000 shares of our common stock at an exercise price of $3.014 per share, expiring on April 30, 2018, and warrants to purchase a total of 560,000 shares of our common stock at an exercise price of $3.685 per share, expiring on May 21, 2018.

Both warrant agreements are subject to customary anti-dilution provisions and include a cashless exercise provision entitling the investors to surrender a portion of the underlying common stock that has a value equal to the aggregate exercise price in lieu of paying cash upon exercise of a warrant.

Note 8 – Stock-Based Compensation Arrangements

We grant restricted stock and stock options to employees and directors as incentive compensation.  The restricted stock and options generally vest over three years.  Non-cash stock-based compensation is recorded in general and administrative (“G&A”) expenses or capitalized G&A as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2013	2012	2013	2012

G & A Expenses	$1,314	$1,141	$1,632	$2,258
Capitalized G & A	203	415	1,575	856

Total non-cash stock-based compensation	$1,517	$1,556	$3,207	$3,114

Endeavour International Corporation

Notes to Condensed Consolidated Financial Statements

(Unaudited)

(Amounts in tables in thousands, except per unit data)

At June 30, 2013, total compensation cost related to awards not yet recognized was approximately $9.6 million and is expected to be recognized over a weighted average period of less than three years.

Stock Options

The fair value of each option award is estimated on the date of grant using the Black-Scholes option-pricing model. We did not grant any stock options during 2012 or 2013.  Information relating to outstanding stock options is summarized as follows:

		Weighted	Weighted
	Number of	Average	Average
	Shares	Exercise	Contractual	Aggregate
	Underlying	Price per	Life in	Intrinsic
	Options	Share	Years	Value
Balance outstanding - January 1, 2013	188	$6.72
Forfeited	(1)	8.72

Balance outstanding - June 30, 2013	187	$6.71	5.0	$4
Currently exercisable - June 30, 2013	187	$6.71	5.0	$4

Restricted Stock

Restricted stock awards are valued based on the closing price of our common stock on the measurement date, which is typically the date of grant.  The status of the restricted shares granted as of June 30, 2013 and the changes during the six months ended June 30, 2013 are presented below:

		Weighted
		Average Grant
		Date Fair
	Number of	Value per
	Shares	Share
Balance outstanding - January 1, 2013	754	$10.11
Granted	562	5.23
Vested	(335)	10.14
Forfeited	(116)	7.29

Balance outstanding - June 30, 2013	865	$7.37

Total grant date fair value of shares vesting during the period	$3,397

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

The status of the performance-based share awards as of June 30, 2013  and the changes during the six months ended June 30, 2013 are presented below:

		Weighted
		Average Grant
		Date Fair
	Number of	Value per
	Shares	Share
Balance outstanding - January 1, 2013	357	$16.72
Granted	562	7.41
Forfeited	(16)	10.56

Balance outstanding - June 30, 2013	903	$11.04

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

Notes to Condensed Consolidated Financial Statements

(Unaudited)

(Amounts in tables in thousands, except per unit data)

The common shares potentially issuable arising from these instruments, which were outstanding during the periods presented in the financial statements consisted of:

	June 30,
	2013	2012

Warrants, options and stock-based compensation	8,098	2,896
Convertible debt	11,779	11,298
Convertible preferred stock	4,229	4,229
	24,106	18,423

Note 10 – Related Party Transactions

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

Note 11 – Fair Value Measurements

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

Financial assets and liabilities are classified based on the lowest level of input that is significant to the fair value measurement.  The following table summarizes the valuation of our financial instruments by pricing levels as of June 30, 2013 and December 31, 2012:

	Quoted Market Prices	Significant Other	Significant
	in Active Markets -	Observable Inputs -	Unobservable Inputs	Total
	Level 1	Level 2	Level - 3	Fair Value
Embedded derivative liabilities:

As of June 30, 2013	$-	$-	$(7,099)	$(7,099)

As of December 31, 2012	$-	$-	$(7,402)	$(7,402)

We use a derivative valuation model to derive the value of our embedded derivatives.  Key inputs into this valuation model are our current stock price, risk-free interest rates, the stock volatility and our implied credit spread. The first two aforementioned inputs are based on observable market data and are considered Level 2 inputs while the last two aforementioned inputs are unobservable and thus require management’s judgment and are considered Level 3 inputs.  A decrease or increase in the implied credit spread of 5% would increase or decrease, respectively, the liability by approximately $0.7 million.  A similar 5% decrease or increase in the stock volatility has an inverse effect to the change in the liability and would result in an approximately $0.5 million decrease or increase, respectively.

The following is a reconciliation of changes in fair value of net derivative assets and liabilities classified as Level 3:

	Six Months Ended
	June 30,
	2013	2012
Balance at beginning of period	$(7,402)	$(15,858)
Realized and unrealized gains (losses) included in earnings	303	754
Balance at end of period	$(7,099)	$(15,104)

Changes in unrealized gains (losses) relating to derivatives assets and liabilities
still held at the end of the period	$303	$754

Endeavour International Corporation

Notes to Condensed Consolidated Financial Statements

(Unaudited)

(Amounts in tables in thousands, except per unit data)

Note 12 – Derivative Instruments

We had embedded derivatives related to debt and equity instruments at June 30, 2013.

The fair market value of these derivative instruments is included in our balance sheet as follows for the periods indicated:

	June 30,	December 31,
	2013	2012
Derivatives not designated as hedges:

Other liabilities - long-term	$(7,099)	$(7,402)

The effect of the derivatives not designated as hedges on our results of operations was as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2013	2012	2013	2012
Derivatives not designated as hedges:
Unrealized losses on oil and gas commodity derivatives	$-	$(887)	$-	$(1,904)

Unrealized gains (losses) on embedded derivatives
related to debt and equity instruments	$(1,277)	$(2,918)	$303	$931

Note 13 – Supplemental Cash Flow Information

Cash paid during the period for interest and income taxes was as follows:

	Six Months Ended June 30,
	2013	2012

Interest paid	$44,485	$25,147

Income taxes paid	$6,365	$2,089

Endeavour International Corporation

Notes to Condensed Consolidated Financial Statements

(Unaudited)

(Amounts in tables in thousands, except per unit data)

Endeavour International Corporation

Note 14 – Commitments and Contingencies

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

Endeavour International Corporation

One of the reimbursement agreements (the “IVRRH Reimbursement Agreement”) covered approximately $33 million and was related to our decommissioning obligations at the Ivanhoe, Rob Roy, Hamish (collectively, “IVRRH”), Renee and Rubie fields where we are currently paying certain asset retirement costs.  In connection with the execution of the Procurement Agreement, on January 10, 2013, we terminated the IVRRH Reimbursement Agreement and paid all outstanding and accrued fees totaling approximately $3.8 million.

The second reimbursement agreement covers approximately $120 million related to our decommissioning obligations for the Alba field (the “Alba Reimbursement Agreement”).  We pay a fee of 13% per year, payable quarterly, computed based on the outstanding amount of each letter of credit.  In addition, our obligations under the reimbursement agreement are secured on a pari passu basis with our obligations under the Revolving Credit Facility by a first lien on substantially all of our assets.  As of June 30, 2013, we do not expect to begin decommissioning activities for the Alba field for many years.  The timing of decommissioning activities will be determined by the ultimate performance and life of the reservoir.

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

Terminated Acquisition of Marcellus Assets

On July 17, 2011, we entered into agreements with SM Energy Company (“SM Energy”) named therein for the purchase of oil and gas leases, producing properties, geophysical data, a pipeline and related assets in the Marcellus shale play in Pennsylvania for aggregate consideration of approximately $110 million (the “SM Purchase Agreements”).  We terminated the agreements on December 14, 2011, based on our conclusion that: (i) the title defects we identified, after analyzing SM Energy’s responses to the notice of defects and valuation of the defects, exceeded the contractual threshold of 15% of the purchase price for the applicable asset group ($85 million); and (ii) the condition of the pipeline was not in compliance with applicable regulatory standards, which would constitute a material violation of a representation and warranty contained in the applicable SM Purchase Agreement.

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

Endeavour International Corporation

Note 15 – Guarantor Subsidiaries

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

Endeavour International Corporation

Condensed consolidating financial statements for our guarantor subsidiaries and non-guarantor subsidiaries are presented in the following tables:

As of June 30, 2013
Endeavour International Corporation		Combined Guarantor Subsidiaries	Combined Non-Guarantor Subsidiaries	Eliminations	Consolidated
Cash and cash equivalents	$-	$2,622	$128,168	$-	$130,790
Accounts receivable	-	2,305	26,307	-	28,612
Current receivables due from affiliates	913,633	22,459	37,414	(973,506)	-
Prepaid expenses and other	-	1,291	32,642	-	33,933
Current Assets	913,633	28,677	224,531	(973,506)	193,335

Property, plant and equipment, net	-	94,711	960,123	-	1,054,834
Goodwill	-	-	259,238	-	259,238
Long-term receivables due from affiliates	-	599,000	-	(599,000)	-
Investments in subsidiaries	57,662	120,058	-	(177,720)	-
Other assets	23,213	6,056	9,796	-	39,065
Total Assets	$994,508	$848,502	$1,453,688	$(1,750,226)	$1,546,472

Accounts payable	$-	$3,760	$68,452	$-	$72,212
Current maturities of debt	-	-	115,163	-	115,163
Monetary production payment, current portion	-	-	20,833	-	20,833
Current liabilities due to affiliates	22,712	928,335	22,459	(973,506)	-
Accrued expenses and other	28,219	2,654	65,281	-	96,154
Current Liabilities	50,931	934,749	292,188	(973,506)	304,362

Long-term debt	677,632	-	72,262	-	749,894
Long-term liabilities due to affiliates	-	-	599,000	(599,000)	-
Deferred taxes	-	-	125,146	-	125,146
Monetary production payment, long-term portion	-	-	104,167	-	104,167
Other liabilities	3,408	658	130,009	-	134,075
Total Liabilities	731,971	935,407	1,322,772	(1,572,506)	1,417,644

Series C convertible preferred stock	43,703	-	-	-	43,703
Stockholders' equity	218,834	(86,905)	130,916	(177,720)	85,125
Total Liabilities and Equity	$994,508	$848,502	$1,453,688	$(1,750,226)	$1,546,472

Endeavour International Corporation

As of December 31, 2012
	Endeavour International Corporation	Combined Guarantor Subsidiaries	Combined Non-Guarantor Subsidiaries	Eliminations	Consolidated
Cash and cash equivalents	$-	$27,800	$31,385	$-	$59,185
Accounts receivable	-	2,695	43,486	-	46,181
Current receivables due from affiliates	950,210	36,725	71,964	(1,058,899)	-
Prepaid expenses and other	-	508	20,487	-	20,995
Current Assets	950,210	67,728	167,322	(1,058,899)	126,361

Property, plant and equipment, net	-	92,692	910,749	-	1,003,441
Goodwill	-	-	262,764	-	262,764
Long-term receivables due from affiliates	-	599,000	-	(599,000)	-
Investments in subsidiaries	57,662	120,058	-	(177,720)	-
Other assets	25,200	6,085	18,621	-	49,906
Total Assets	$1,033,072	$885,563	$1,359,456	$(1,835,619)	$1,442,472

Accounts payable	$-	$2,622	$57,531	$-	$60,153
Current maturities of debt	-	-	15,713	-	15,713
Deferred revenue	-	-	-	-	-
Monetary production payment deposit	-	-	-	-	-
Current liabilities due to affiliates	34,509	987,664	36,726	(1,058,899)	-
Accrued expenses and other	27,548	1,517	61,035	-	90,100
Current Liabilities	62,057	991,803	171,005	(1,058,899)	165,966

Long-term debt	676,413	-	167,380	-	843,793
Long-term liabilities due to affiliates	-	-	599,000	(599,000)	-
Deferred taxes	-	-	141,887	-	141,887
Monetary production payment, long-term portion	-	-	-	-	-
Other liabilities	3,033	561	144,098	-	147,692
Total Liabilities	741,503	992,364	1,223,370	(1,657,899)	1,299,338

Series C convertible preferred stock	43,703	-	-	-	43,703
Stockholders' equity	247,866	(106,801)	136,086	(177,720)	99,431
Total Liabilities and Equity	$1,033,072	$885,563	$1,359,456	$(1,835,619)	$1,442,472

Endeavour International Corporation

For the Three Months Ended June 30, 2013
	Endeavour International Corporation	Combined Guarantor Subsidiaries	Combined Non-Guarantor Subsidiaries	Eliminations	Consolidated
Revenue	$-	$2,315	$123,850	$-	$126,165
Operating expenses	-	1,844	36,259	-	38,103
DD&A expense	-	1,007	50,916	-	51,923
Impairment of oil and gas properties	-	-	-	-	-
G&A expenses	577	1,701	2,604	-	4,882
Income (loss) from Operations	(577)	(2,237)	34,071	-	31,257

Derivatives:
Unrealized gains (losses)	323	-	(1,600)	-	(1,277)
Interest expense	(20,814)	898	(19,531)	15,000	(24,447)
Letter of credit fees	-	-	(7,128)	-	(7,128)
Other income (expense)	-	14,520	(529)	(15,000)	(1,009)
Income (loss) before taxes	(21,068)	13,181	5,283	-	(2,604)
Income tax expense	-	-	11,281	-	11,281
Net income (loss)	(21,068)	13,181	(5,998)	-	(13,885)
Preferred stock dividends	456	-	-	-	456
Net income (loss) to common shareholders	$(21,524)	$13,181	$(5,998)	$-	$(14,341)

For the Six Months Ended June 30, 2013
	Endeavour International Corporation	Combined Guarantor Subsidiaries	Combined Non-Guarantor Subsidiaries	Eliminations	Consolidated
Revenue	$-	$4,851	$178,986	$-	$183,837
Operating expenses	-	5,459	50,134	-	55,593
DD&A expense	-	2,146	72,724	-	74,870
Impairment of oil and gas properties	-	3,534	-	-	3,534
G&A expenses	1,308	4,313	4,743	-	10,364
Income (loss) from Operations	(1,308)	(10,601)	51,385	-	39,476

Derivatives:
Unrealized gains (losses)	(377)	-	680	-	303
Interest expense	(40,973)	1,500	(36,411)	29,999	(45,885)
Letter of credit fees	-	-	(18,508)	-	(18,508)
Other income (expense)	(1)	28,998	9,873	(29,999)	8,871
Income (loss) before taxes	(42,659)	19,897	7,019	-	(15,743)
Income tax expense	-	-	12,189	-	12,189
Net income (loss)	(42,659)	19,897	(5,170)	-	(27,932)
Preferred stock dividends	911	-	-	-	911
Net income (loss) to common shareholders	$(43,570)	$19,897	$(5,170)	$-	$(28,843)

Endeavour International Corporation

For the Three Months Ended June 30, 2012
	Endeavour International Corporation	Combined Guarantor Subsidiaries	Combined Non-Guarantor Subsidiaries	Eliminations	Consolidated
Revenue	$-	$2,863	$20,140	$-	$23,003
Operating expenses	-	1,603	4,139	-	5,742
DD&A expense	-	2,474	8,153	-	10,627
Impairment of oil and gas properties	-	19,960	-	-	19,960
G&A expenses	643	2,450	1,937	-	5,030
Income (loss) from Operations	(643)	(23,624)	5,911	-	(18,356)

Derivatives:
Unrealized gains (losses)	(1,448)	-	5,253	-	3,805
Interest expense	(10,281)	(789)	(20,788)	6,602	(25,256)
Letter of credit fees	-	-	(3,064)	-	(3,064)
Loss on early extinguishment of debt	-	-	(21,661)	-	(21,661)
Other income (expense)	-	5,004	987	(6,602)	(611)
Loss before taxes	(12,372)	(19,409)	(33,362)	-	(65,143)
Income tax benefit	-	-	(14,335)	-	(14,335)
Net loss	(12,372)	(19,409)	(19,027)	-	(50,808)
Preferred stock dividends	456	-	-	-	456
Net loss to common shareholders	$(12,828)	$(19,409)	$(19,027)	$-	$(51,264)

For the Six Months Ended June 30, 2012
	Endeavour International Corporation	Combined Guarantor Subsidiaries	Combined Non-Guarantor Subsidiaries	Eliminations	Consolidated
Revenue	$-	$6,620	$31,549	$-	$38,169
Operating expenses	-	3,237	7,403	-	10,640
DD&A expense	-	5,888	12,645	-	18,533
Impairment of oil and gas properties	-	35,700	-	-	35,700
G&A expenses	1,234	5,808	3,311	-	10,353
Income (loss) from Operations	(1,234)	(44,013)	8,190	-	(37,057)

Derivatives:
Unrealized losses	(379)	-	(594)	-	(973)
Interest expense	(13,494)	(2,115)	(38,097)	8,743	(44,963)
Letter of credit fees	-	-	(3,064)	-	(3,064)
Loss on early extinguishment of debt	-	-	(21,661)	-	(21,661)
Other income (expense)	(1)	4,774	688	(8,743)	(3,282)
Loss before taxes	(15,108)	(41,354)	(54,538)	-	(111,000)
Income tax benefit	-	-	(24,929)	-	(24,929)
Net loss	(15,108)	(41,354)	(29,609)	-	(86,071)
Preferred stock dividends	911	-	-	-	911
Net loss to common shareholders	$(16,019)	$(41,354)	$(29,609)	$-	$(86,982)

Endeavour International Corporation

For the Six Months Ended June 30, 2013
	Endeavour International Corporation	Combined Guarantor Subsidiaries	Combined Non-Guarantor Subsidiaries	Eliminations (1)		Consolidated
Cash Flows from Operating Activities:
Net loss	$(42,659)	$19,897	$(5,170)	$		$(27,932)
Adjustments to reconcile net loss to
net cash provided by (used in) operations
DD&A expense	-	2,146	72,724		-	74,870
Impairment of oil and gas properties	-	3,534	-		-	3,534
Deferred tax benefit	-	-	(2,457)		-	(2,457)
Unrealized (gains) losses on derivatives	377	-	(680)		-	(303)
Amortization of non-cash compensation	318	-	-		1,314	1,632
Amortization of loan costs and discount	3,913	-	4,782		-	8,695
Non-cash interest expense	-	(582)	4,036		-	3,454
Loss on early extinguishment of debt	-	-	-		-	-
Other	44	(8)	(2,480)		-	(2,444)
Changes in operating assets and liabilities:
(Increase) decrease in receivables	-	(19,895)	37,463		-	17,568
(Increase) decrease in other current assets	(8)	16,294	(13,931)		-	2,355
Increase (decrease) in liabilities	39,131	(33,720)	(9,883)		(2,889)	(7,361)
Net Cash Provided by (Used in)
Operating Activities	1,116	(12,334)	84,404		(1,575)	71,611

Cash Flows From Investing Activities:
Capital expenditures	-	(6,694)	(102,195)		1,575	(107,314)
Acquisitions, net of cash acquired	-	(390)	(1,082)		-	(1,472)
Proceeds from sales, net of cash	-	-	-		-	-
Issuance of note receivable to affiliate	-	-	-		-	-
Increase in restricted cash	-	-	-		-	-
Net Cash Used in Investing Activities	-	(7,084)	(103,277)		1,575	(108,786)

Cash Flows From Financing Activities:
Repayments of borrowings	-	-	-		-	-
Borrowings under debt agreements, net
of debt discount	-	-	-		-	-
Borrowings from affiliates	-	-	-		-	-
Proceeds from issuance of MPP	-	-	125,000		-	125,000
Proceeds from issuance of common stock	-	-	-		-	-
Dividends paid	(416)	-	-		-	(416)
Payments for early extinguishment of debt	-	-	-		-	-
Financing costs paid	(700)	(5,760)	(9,344)		-	(15,804)
Other financing	2,232	-	-		(2,232)	-
Net Cash Provided by (Used in)
Financing Activities	1,116	(5,760)	115,656		(2,232)	108,780

Net Change in Cash and Cash Equivalents	-	(25,178)	96,783		-	71,605
Cash and Cash Equivalents, Beginning
of Period	-	27,800	31,385		-	59,185
Cash and Cash Equivalents, End of Period	$-	$2,622	$128,168		$-	$130,790

Endeavour International Corporation

For the Six Months Ended June 30, 2012
	Endeavour International Corporation	Combined Guarantor Subsidiaries	Combined Non-Guarantor Subsidiaries	Eliminations (1)		Consolidated
Cash Flows from Operating Activities:
Net loss	$(15,108)	$(41,354)	$(29,609)	$		$(86,071)
Adjustments to reconcile net loss to
net cash provided by (used in) operations
DD&A expense	-	5,888	12,645		-	18,533
Impairment of oil and gas properties	-	35,700	-		-	35,700
Deferred tax benefit	-	-	(24,008)		-	(24,008)
Unrealized (gains) losses on derivatives	379	-	594		-	973
Amortization of non-cash compensation	337	-	-		2,777	3,114
Amortization of loan costs and discount	2,899	3,893	519		-	7,311
Non-cash interest expense	160	1,971	3,022		-	5,153
Loss on early extinguishment of debt	-	-	21,661		-	21,661
Other	149	3,351	1,187		-	4,687
Changes in operating assets and liabilities:
(Increase) decrease in receivables	-	74,690	(90,360)		-	(15,670)
(Increase) decrease in other current assets	-	(19,958)	(4,012)		-	(23,970)
Increase (decrease) in liabilities	(508,978)	470,470	65,785		(2,777)	24,500
Net Cash Provided by (Used in)
Operating Activities	(520,162)	534,651	(42,576)		-	(28,087)

Cash Flows From Investing Activities:
Capital expenditures	-	(13,455)	(103,003)		-	(116,458)
Acquisitions, net of cash acquired	-	(26,925)	(201,180)		-	(228,105)
Proceeds from sales, net of cash	-	178	(178)		-	-
Issuance of note receivable to affiliate	-	(500,000)	-		500,000	-
Increase in restricted cash	-	(178)	-		-	(178)
Net Cash Used in Investing Activities	-	(540,380)	(304,361)		500,000	(344,741)

Cash Flows From Financing Activities:
Repayments of borrowings	-	(4,323)	(240,242)		-	(244,565)
Borrowings under debt agreements, net
of debt discount	480,000	-	100,000		-	580,000
Borrowings from affiliates	-	-	500,000		(500,000)	-
Proceeds from issuance of MPP	-	-	-		-	-
Proceeds from issuance of common stock	61,088	-	-		-	61,088
Dividends paid	(416)	-	-		-	(416)
Payments for early extinguishment of debt	-	-	(7,248)		-	(7,248)
Financing costs paid	(20,514)	20,514	(27,500)		-	(27,500)
Other financing	3	(1)	-		1	3
Net Cash Provided by (Used in)
Financing Activities	520,161	16,190	325,010		(499,999)	361,362

Net Change in Cash and Cash Equivalents	-	10,461	(21,927)		-	(11,466)
Cash and Cash Equivalents, Beginning
of Period	-	2,951	103,085		-	106,036
Cash and Cash Equivalents, End of Period	$-	$13,412	$81,158		$-	$94,570

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

Overview

We are an independent oil and gas company engaged in the production, exploration, development and acquisition of crude oil and natural gas in the U.K. North Sea and U.S. onshore.  Our U.K. operations have been focused on development projects and acquisition, while our U.S. operations have focused primarily on strategic positioning and new reservoir plays.  In 2012 and 2013, our primary focus has been on completing the acquisition of additional interests in the Alba field and then moving the Bacchus and Rochelle fields from development to first production.  We achieved first production from Bacchus and completed the Alba acquisition during the second quarter of 2012.

We began drilling the first of two planned development wells at Rochelle in mid-2012.  We completed the hook-up of the pipelines and flow-lines to the subsea manifolds for the field but encountered operational difficulties following severe weather in early 2013.  As a result, we suspended drilling operations on the East Rochelle well and moved the rig to the second well site at West Rochelle.  The West Rochelle well was completed and flow tested at the end of June 2013.  During a 56-hour flow test, the well flowed up to 60 million standard cubic feet per day, which was the limit of the well test equipment on the drilling rig.  Final installation of the subsea pipeline infrastructure has been completed and the well is connected back to the Scott Platform. First production from the West Rochelle well is expected in September 2013 following the completion of the annual maintenance period at the Scott Platform.

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

In the last two years, we have incurred substantial capital expenditures and acquisition costs as we advanced development projects at Bacchus and Rochelle and completed acquisitions.  We also experienced delays in the timing of first production from Bacchus and Rochelle developments, a decline of production from our U.S. drilling operations as we curtailed U.S. capital expenditures in response to declining U.S. gas prices, increased capital costs due to the production delays at the Bacchus and Rochelle projects and increased debt service costs required to finance the drilling and acquisition program.  The production delays and increased capital

Endeavour International Corporation

costs and debt service costs placed a strain on our cash flow from operations and our ability to reduce our debt leverage.

Strategic Alternatives

In February 2013, we initiated a review of strategic alternatives and will announce the results of the effort once a course of action is chosen.  The primary objective of the strategic review is to accelerate the deleveraging of the balance sheet and unlock the value of our underlying assets.  The Board of Directors is considering a full range of options, including:

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
•

entered into a forward sale agreement for a payment of approximately $22.5 million in return for a specified volume of crude oil in excess of 200,000 barrels from our U.K. North Sea production, which was fully delivered by June 30, 2013;

•	entered into a monetary production payment for $125 million; and
•	extended the maturity of the commitments under our revolving credit facility (“Revolving Credit Facility”) from October 12, 2013 to June 30, 2014.

These transactions are discussed in the Notes to our condensed consolidated financial statements.

2013 Liquidity and Capital Resources

During the remainder of 2013, our primary uses of financial resources are expected to be:

•	our drilling activities, principally at our Alba, Bacchus and Rochelle fields in the U.K.; and
•	interest payments on existing credit facilities and fees related to our reimbursement agreements covering our abandonment obligations.

Endeavour International Corporation

As of June 30, 2013, we had $747.5 million in outstanding indebtedness, net of $130.8 million in cash.  Being highly leveraged, required development capital expenditures, debt service and other long-term obligations will continue to require a significant portion of our cash flow from operations and available cash on hand.  The combination of these debt servicing requirements, capital expenditures and the delay in cash flow resulting from the mechanical issues experienced at the Rochelle field may exceed the cash flow from our current operations.

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

Results of Operations

Net loss to common stockholders for the six months ended June 30, 2013 was $28.8 million, or $0.61 per share, compared to $87.0 million, or $2.26 per share, for the same period in 2012.  The change in the net loss to common stockholders for these periods is primarily due to increased revenues related to our Bacchus field and the purchase of our additional interest in the Alba field, lower impairments of oil and gas properties and the loss on early extinguishment of debt in 2012, partially offset by increased income tax expense and expenses related to reimbursement agreements covering certain of our abandonment liabilities and increased tax expense.

In addition to our operations, our net income can be significantly affected by various non-cash items, such as unrealized gains and losses on our derivatives, impairment of oil and gas properties, and foreign currency impact of long-term liabilities.  Excluding these non-cash items, Net Loss as Adjusted for the second quarter 2013 was $12.6 million as compared to Net Loss as Adjusted of $17.4 million for the same period in 2012.  The decrease in Net Loss as Adjusted is primarily due to increased revenues, partially offset by increased income tax expense and expenses related to our reimbursement agreements covering certain of our abandonment liabilities.  These impacts on Net Loss as Adjusted were primarily attributable to increased sales volumes at Bacchus and the purchase of our additional interest in the Alba field.

Adjusted EBITDA increased to $82.2 million for the second quarter of 2013 from $11.5 million for the same period in 2012 due to increased revenue from the initial production at Bacchus and our additional interest in Alba, partially offset by foreign currency losses on long-term liabilities and expenses related to our reimbursement agreements covering certain of our abandonment liabilities.  For definitions of Net Loss as Adjusted and Adjusted EBITDA, and a reconciliation of each to the nearest comparable GAAP measure, please see “Reconciliation of Non-GAAP Measures.”

Our cash flows provided by operating activities increased to $71.6 million for the six months ended June 30, 2013 as compared to cash flows used in operating activities of $(28.1) million for the same period in 2012.  The change was primarily due to increased revenue from the initial

Endeavour International Corporation

production at Bacchus and our additional interest in Alba and the proceeds of the Forward Sale, partially offset by increased interest expense related to our outstanding indebtedness.

Revenue and Sales Volume

Our physical daily production was 9,498 BOE and 6,437 BOE for the second quarter of 2013 and 2012, respectively, and 9,427 BOE and 5,205 BOE for the six months ended June 30, 2013 and 2012, respectively, reflecting the impact of the initial production from Bacchus and our increased interest in Alba.

For the second quarter of 2013 and 2012, we had sales volume of 14,497 BOE per day and 4,677 BOE per day, respectively.  For the six months ended June 30, 2013 and 2012, we had sales volume of 10,862 BOE per day and 4,426 BOE per day, respectively. The increases in sales volume were primarily attributable to the initial production from Bacchus and our increased interest in Alba.

Our revenues increased from $23.0 million during the second quarter of 2012 to $126.2 million in the same period of 2013.  These increases are primarily a result of the initial production from Bacchus, partially offset by lower commodity prices in both the U.S. and U.K. and less than expected production at Alba.

We record oil revenues when deliveries have occurred and legal ownership of the oil transfers to the customer.  While certain of our U.K. oil fields produce into pipelines and thereby allow us to record revenue each month, the remaining fields, including the Alba field, are dependent upon tanker liftings to deliver oil production to the buyers.  For certain of our U.K. fields, including the Alba field, we sell production on a monthly basis, although the production remains in the field’s storage tanks until the tanker lifting.  The inventory associated with these sales remains on our balance sheet and the revenue is deferred until the production is shipped out of our storage tanks.    During the first quarter of 2013, production at the Alba field was impacted by an unplanned five-day shutdown and lower than expected production levels due to continuing processing problems.  The lower production levels during the first quarter of 2013 delayed the tanker lifting until the second quarter.  As a result, we had two tanker liftings at Alba during the second quarter of 2013.  The May 31, 2012 closing of the Alba field portion of the COP Acquisition did not allow sufficient time for our production at the field to satisfy a full tanker lifting.  While the timing of tanker liftings affect when we record revenue from Alba, physical production and cash receipts are unaffected.

We may utilize financial commodity derivatives and negotiated pricing in our marketing contracts to achieve a more predictable cash flow by reducing our exposure to price fluctuations.  At June 30, 2013, we had the following floors and ceilings embedded within our marketing contracts:

Endeavour International Corporation

	Third Quarter	Fourth Quarter	Total
Oil:
Volumes (Mbbl)	276	276	552
Weighted Average Ceiling Price ($/Barrel)	$ 107.56	$ 105.30	$ 106.43
Weighted Average Floor Price ($/Barrel)	$ 96.01	$ 95.00	$ 95.51

The following table shows our average sales volumes and realized sales prices for our operations for the periods presented.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2013	2012	2013	2012
Sales volume (1)
Oil and condensate sales (Mbbls):
United Kingdom	1,205	191	1,713	287
United States	1	1	1	2
Total	1,206	192	1,714	289

Gas sales (MMcf):
United Kingdom	15	30	26	51
United States (2)	667	1,375	1,489	3,052
Total	682	1,405	1,515	3,103

Oil equivalent sales (MBOE)
United Kingdom	1,207	196	1,717	295
United States (2)	112	230	249	510
Total	1,319	426	1,966	805

Total BOE per day	14,497	4,677	10,862	4,426

Physical production volume (BOE per day) (1)
United Kingdom	8,083	3,910	7,973	2,401
United States (2)	1,415	2,527	1,454	2,804
Total	9,498	6,437	9,427	5,205

Realized Price, before and after derivatives
Oil and condensate price ($ per Bbl)	$102.67	$104.46	$104.37	$108.67
Gas price ($ per Mcf)	$3.50	$2.14	$3.30	$2.20
Equivalent oil price ($ per BOE)	$95.64	$54.05	$93.51	$47.39

(1)

We record oil revenues when deliveries have occurred and legal ownership of the oil transfers to the customer.  Physical production may differ based on the timing of tanker liftings for international sales.

(2)

In October 2012, we completed an exchange with domestic co-venturer, J-W Operating Company (“J-W”), whereby we exchanged our Bull Bayou Haynesville and Willow

Endeavour International Corporation

Springs Cotton Valley properties for all of J-W’s upstream and midstream interests in the Pennsylvania Marcellus area.  The transaction added 15,500 net acres to our position in the Marcellus area, bringing the total to 31,000 net acres, and decreased our position in the Haynesville area by 2,100 net acres and approximately 3.2 MMcf equivalent per day (530 BOE per day) of declining net production.

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

Expenses

For the second quarter of 2013, operating expenses increased to $38.1 million as compared to $5.7 million for the same period in 2012.  For the six months ended June 30, 2013 and 2012, operating expenses were $55.6 million and $10.6 million, respectively.  These increases were primarily due to costs related to our increased interest in the Alba field and initial production from the Bacchus field.

Operating costs per BOE increased from $13.49 per BOE for the second quarter of 2012 to $28.88 per BOE for the same period in 2013 primarily due to the increasing portion of U.K. operations contributing to our total expenses.  On average, our U.K. operations have higher operating costs per BOE than our U.S. operations, thereby increasing our overall operating costs per BOE as more of our production comes from the U.K.

Depreciation, depletion and amortization (“DD&A”) expense increased to $51.9 million from $10.6 million for the second quarter of 2013 and 2012, respectively, and to $74.9 million from $18.5 million for the six months ended June 30, 2013 and 2012, respectively.  These increases were primarily a result of the increased sales volumes discussed previously and additional accretion expense related to the increased abandonment liabilities assumed upon the closing of the Alba field acquisition.

We did not record an impairment during the second quarter of 2013.  For the second quarter of 2013, the prices used in the full cost ceiling test for our U.S. properties were $91.60 per barrel for oil and $3.46 per Mcf for gas.  For the second quarter of 2013, the prices used in the full cost

Endeavour International Corporation

ceiling test for our U.K. properties were $107.58 per barrel for oil and $10.24 per Mcf for gas.  We have not recorded any impairment related to our U.K. properties.  The risk that we will be required to record additional impairments of our oil and gas properties, through the application of the full cost ceiling test in subsequent periods, increases when oil and gas prices are low or volatile.  If U.S. gas prices continue to face the adverse effects of high gas supply or other factors, we may experience further ceiling test write-downs or other impairments in the future.

General and administrative (“G&A”) expenses decreased slightly to $4.9 million during the second quarter of 2013 as compared to $5.0 million for the corresponding period in 2012 as a result of a decrease in employee compensation expense.  Components of G&A expenses for these periods are as follows:

(Amounts in thousands)	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2013	2012	2013	2012
Compensation	$4,597	$5,308	$10,988	$10,506
Consulting, legal and accounting fees	2,369	2,331	4,938	4,105
Amounts recovered from joint interest partners	(3,967)	(1,043)	(5,054)	(1,733)
Other expenses	2,149	1,738	3,122	3,501
Total gross cash G&A expenses	5,148	8,334	13,994	16,379

Non-cash stock-based compensation	1,517	1,556	3,207	3,114
Gross G&A expenses	6,665	9,890	17,201	19,493
Less: capitalized G&A expenses	(1,783)	(4,860)	(6,837)	(9,140)
Net G&A expenses	$4,882	$5,030	$10,364	$10,353

As discussed in “Liquidity and Capital Resources,” we have completed several financing transactions during 2013 and 2012 that have had a significant impact on our interest expense.  Interest expense has increased as a result of borrowings under the Revolving Credit Facility, and the issuance of the 2018 Notes in February 2012. This increase has been partially offset by our repayment of the Senior Term Loan in May 2012 and the Subordinated Notes in October 2012.  In addition, we capitalize a portion of interest as a result of our increased drilling activity at Bacchus and Rochelle.  The components of interest expense are as follows:

(Amounts in thousands)	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2013	2012	2013	2012
Interest expense on debt outstanding
at June 30, 2013	$26,781	$20,820	$50,954	$30,796
Interest expense on retired debt	-	7,120	-	18,707
Amortization of loan costs and discount	5,257	3,642	8,695	7,311
Gross interest expense	32,038	31,582	59,649	56,814

Less: capitalized interest	(7,591)	(6,326)	(13,764)	(11,851)

Net interest expense	$24,447	$25,256	$45,885	$44,963

Endeavour International Corporation

Interest expense decreased slightly to $24.4 million for the second quarter of 2013 as compared to $25.3 million for the corresponding period in 2012, primarily due to increased capitalized interest associated with our drilling activities at Rochelle.  For the three months ending June 30, 2013 and 2012, we had non-cash interest expense, including amortization of loan costs and discount, of $12.1 million and $12.5 million, respectively.

Letter of credit fees were $7.1 million, $3.1 million, $18.5 million and $3.1 million for the second quarter of 2013 and 2012 and the six months ended June 30, 2013 and 2012, respectively.  The letter of credit fees are expenses related to our reimbursement agreements covering certain of our abandonment liabilities.  The increases in letter of credit fees were primarily due to the reimbursement agreement issued upon our acquisition of additional interest in Alba.

Other income (expense) increased to $8.9 million during the six months ended June 30, 2013 as compared to $(3.3) million for the corresponding period in 2012.  The changes in other income (expense) are primarily attributable to the effects of foreign currency fluctuations on our abandonment liabilities.

Income Taxes

The following summarizes the components of tax expense (benefit):

(amounts in thousands)	U.K.	U.S.	Other	Total
Six Months Ended June 30, 2013:
Net income (loss) before taxes	$10,139	$(22,761)	$(3,121)	$(15,743)

Current tax expense (1)	14,646	-	-	14,646
Deferred tax benefit	(2,457)	-	-	(2,457)
Income tax expense	12,189	-	-	12,189

Net loss	$(2,050)	$(22,761)	$(3,121)	$(27,932)

Six Months Ended June 30, 2012:
Net loss before taxes	$(52,449)	$(56,462)	$(2,089)	$(111,000)

Current tax benefit (1)	(921)	-	-	(921)
Deferred tax benefit	(24,008)	-	-	(24,008)
Income tax benefit	(24,929)	-	-	(24,929)

Net loss	$(27,520)	$(56,462)	$(2,089)	$(86,071)

(1)	The current tax expense (benefit) in both 2013 and 2012 is related to Petroleum Revenue Tax on our Alba field in the U.K.

Endeavour International Corporation

During July 2012, the U.K. government enacted legislation (retroactive to March 2012) to restrict decommissioning expenditures to 20% for supplemental corporate tax, in addition to the U.K. corporate tax of 30%, resulting in total tax relief available for decommissioning at 50%.

The change in income tax expense (benefit) from $(24.9) million to $12.2 million for the six months ended June 30, 2012 and 2013, respectively, was primarily the result of increased income in the U.K. due to the initial production from Bacchus and our increased interest in Alba.

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

Endeavour International Corporation

Provided below are reconciliations of net loss to Net Loss as Adjusted and Adjusted EBITDA:

(Amounts in thousands)	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2013	2012	2013	2012
Net Loss	$(13,885)	$(50,808)	$(27,932)	$(86,071)
Impairment of oil and gas properties (net of tax) (1)	-	19,960	3,534	35,700
Unrealized gains (losses) on derivatives (net of tax) (2)	1,277	(4,355)	(303)	(207)
Loss on early extinguishment of debt (net of tax) (3)	-	17,762	-	17,762

Net Loss as Adjusted	$(12,608)	$(17,441)	$(24,701)	$(32,816)

Net Loss	$(13,885)	$(50,808)	$(27,932)	$(86,071)
Unrealized loss on derivatives	1,277	(3,805)	(303)	973
Net interest expense	24,427	25,134	45,849	44,784
Letter of credit fees	7,128	3,064	18,508	3,064
Loss on early extinguishment of debt	-	21,661	-	21,661
Depreciation, depletion and amortization	51,923	10,627	74,870	18,533
Impairment of oil and gas properties	-	19,960	3,534	35,700
Income Tax Expense (Benefit)	11,281	(14,335)	12,189	(24,929)

Adjusted EBITDA	$82,151	$11,498	$126,715	$13,715

(1)	Since the impairments related to U.S. oil and gas properties, we recognized no tax benefits as there was no assurance that we could generate any U.S. taxable earnings.
(2)	Net of tax benefit of none, $550, none and $1,180, respectively.
(3)	Net of tax benefit of $3,899 for the three and six months ended June 30, 2012.

Liquidity and Capital Resources

The following table summarizes our net cash flows from operating, investing and financing activities for the periods indicated.  For additional details regarding the components of our primary cash flow amounts, see the Condensed Consolidated Statements of Cash Flows under Item 1 of this report.

(amounts in thousands)	Six Months Ended June 30,
	2013	2012

Net cash provided by (used in) operating activities	$71,611	$(28,087)
Net cash used in investing activities	$(108,786)	$(344,741)
Net cash provided by financing activities	$108,780	$361,362

Endeavour International Corporation

The net cash flows used in operating activities are primarily impacted by the earnings from our business activities.  The cash flows provided by (used in) operating activities were $71.6 million for the six months ended June 30, 2013 as compared to $(28.1) million used in operating activities for the six months ended June 30, 2012, primarily due to our increased revenue from the Alba Acquisition and the proceeds of the Forward Sale.

Our debt facilities, letters of credit, reimbursement agreements, monetary production payment and related transactions for 2013 and 2012 are as follows:

•

Revolving Credit Facility:  In April 2012, we entered into a $100 million Credit Agreement with Cyan, as administrative agent, which was subsequently increased to $125 million.  At June 30, 2013 and December 31, 2012, we had $115 million outstanding under the Revolving Credit Facility.

•	2018 Notes: In 2012, we closed the private placement of $554 million of 12% notes due 2018 (the “2018 Notes”). The private placement took place in three parts:
o	$350 million aggregate principal amount of the First Priority Notes in February;
o	$150 million aggregate principal amount of the Second Priority Notes also in February; and
o	an additional $54 million aggregate principal amount of the First Priority Notes in October.
o	The net proceeds were used to fund the acquisition and repay all outstanding amounts under the Senior Term Loan.
•

Commitments related to Asset Retirement Obligations:  During 2012 and 2013, we entered into agreements related to abandonment liabilities for certain of our U.K. oil and gas properties that replaced previously outstanding letters of credit and assisted in the closing of the Alba Acquisition.  Under these agreements, we agreed to reimburse the issuers of letters of credit covering approximately $153 million of certain of our abandonment liabilities in the event that the letters of credit are drawn.  We have no cash collateral associated with these agreements and the commitments have not been recorded as liabilities.

•	Monetary Production Payment: During 2013, we entered into a $125 million monetary production payment to be repaid from our entitlements from the Alba and Bacchus fields.
•

Senior Term Loan: In May 2012, obligations under our credit agreement with Cyan, as administrative agent, and various lenders for a senior, secured term loan in the aggregate amount of $235 million (the “Senior Term Loan”) were repaid with a portion of the proceeds from our 2018 Notes offering.

•

$50 million Subordinated Notes:  In October 2012, we repaid the outstanding balance of our subordinated notes due 2014 (the “Subordinated Notes”) with a portion of the proceeds from our October 2012 offering of additional First Priority Notes.

Our equity issuances for 2013 and 2012 are as follows:

•	June 2012: a public offering of 8.6 million shares of our common stock offering for net proceeds of $61.3 million.

Endeavour International Corporation

Certain of our outstanding debt instruments contain certain financial ratio covenants.  We were in compliance with all financial covenants in our debt obligations as of June 30, 2013 and December 31, 2012.

Drilling Program

Our capital expenditures were as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(Amounts in thousands)	2013	2012	2013	2012

Direct Oil & Gas Capital Expenditures:
U.K.	$63,854	$40,348	$96,426	$83,888
U.S	2,174	1,868	2,555	12,064
	66,028	42,216	98,981	95,952

Acquisitions	655	190,100	1,472	191,611
	66,683	232,316	100,453	287,563

Capitalized G&A, Interest and Other	9,098	12,405	20,471	24,101

Asset Retirement Obligations	(7,668)	-	(3,511)	-

Total Capital Expenditures and Acquisitions	$68,113	$244,721	$117,413	$311,664

Asset Retirement Obligations Paid	$9,382	$2,765	$14,268	$4,741

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

Alba

In April 2013, operations commenced on the three-well infield drilling program at the Alba field.  The timing of the drilling program has been accelerated into the first half of the year.  The first of the three planned development wells at the field was completed in June and a second subsea well was completed during August 2013.  We expect the drilling, in combination with improvements in the processing systems, to result in increased production levels from the field during the second half of the year.  We have a 25.68% working interest in the Alba field.

Bacchus

We hold a 30% working interest in our Bacchus field asset, which is operated by Apache Corporation, who owns a 50% working interest.  During 2012, we drilled the first and second development wells and achieved production.  With the additional positive data gained from the second development well, the Bacchus partners decided to observe production results before making a final decision on the placement of the third development well to ensure optimization of the entire reservoir.  That analysis has been completed and drilling began in April 2013.  Dduring the third quarter of 2013, the third well was completed and flowed at 9,600 barrels per day.  The well logged 2,057 feet net oil pay along a horizontal completion segment in high quality Jurassic-aged Fulmar sandstone in the field’s western fault block.  Production performance from the three wells was over 17,600 barrels per day gross.  The third well was completed ahead of schedule and below estimated cost.

Rochelle

Our working interest in the Rochelle area is 44%, which is comprised of Blocks 15/26b, 15/26c and 15/27.  We began drilling the first of two planned development wells in the latter part of 2012.  With drilling delays, the Rochelle project subsea infrastructure outpaced the drilling operations.  The joint interest partners decided to suspend the first well due to the inability to perform simultaneous pipe-lay and development drilling operations.  In October 2012, the drilling rig moved off location to allow for the hook-up of the pipelines and flow-lines to the subsea manifolds, thereby delaying our estimated start of production from the fourth quarter of 2012 to the first quarter of 2013.  The pipeline system, umbilicals and tie-ins to the offtake solution at the Scott Platform were completed and tested.  In January 2013, the rig returned to the East Rochelle site to continue final drilling.

In February 2013, following a severe storm lasting several days, we performed a routine inspection of the conductor, well head and blow out preventer systems which revealed that the cement around the top of the conductor pipe, which anchors the well to the seabed floor, had been lost creating a non-uniform hole around the conductor.  As a result of this finding, drilling

Endeavour International Corporation

operations were suspended on the East Rochelle well and the well will be plugged and abandoned.

To mitigate delays while we conducted our analysis of the East Rochelle well, we moved the rig to the West Rochelle area and commenced drilling of the second production well.  Drilling began on the West Rochelle well in the first quarter of 2013.  The West Rochelle well has been successfully drilled, completed and flow tested.  The final pipe spool pieces have been installed connecting the well to the subsea pipeline infrastructure to the Scott Platform.

Once production begins, the Rochelle field will deliver production to the Scott Platform, operated by Nexen Petroleum UK Limited (“Nexen”) who owns a 41% interest in Rochelle.  With the basic development of the work completed for readiness to first production, we have effected a transition of operatorship to Nexen effective on July 1, 2013.  This transition is expected to facilitate production from Rochelle across the Scott Platform as Nexen will operate both Rochelle and the Scott Platform.  The owners of the Scott Platform commenced a shutdown period starting on July 11, 2013.  The shutdown period is expected to last approximately eight weeks to complete the planned work program.  Due to the timing of this shutdown, first production at the Rochelle field is now expected in September 2013.

In addition, the Transocean Prospect rig returned to the Rochelle field and commenced drilling the E-2 well at East Rochelle on July 25th.  The second well of the development, E-2, is expected to be on-line during the fourth quarter.

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

United States Capital Program

Our primary focus in the U.S. has been onshore unconventional oil and gas developments.  With U.S. gas prices expected to remain relatively depressed, we are limiting drilling our capital expenditures in 2013 to primarily those expenditures necessary to maintain our acreage positions and fulfill minor drilling commitments.

In the Piceance Basin Northwest Colorado, we drilled, cored and logged our first Wiley federal unit vertical pilot well, targeting the liquids-rich Niobrara and Frontier formations in the region.  We are evaluating the results and will likely drill a horizontal re-entry later this year.  In this play, we have accumulated leasehold and drill-to-earn options totaling about 40,000 gross acres.

Endeavour International Corporation

Outlook

2013 Planned Capital Expenditures

With the uncertainties around our strategic review, we have not finalized our total capital expenditures budget for 2013.  While we perform our strategic review, we are monitoring our capital expenditures and delaying discretionary or other spending where appropriate.  Previously for 2013, direct capital expenditures for the U.K. North Sea were expected to be in the $140 million to $150 million range.  While we expect to incur some cost overruns on Rochelle, primarily from the extended drilling duration of the West well and the drilling of the second East well, these overruns are expected to be partially offset by the lower than expected costs associated with the drilling of the third well at the Bacchus development.  As a result, we now anticipate that 2013 direct capital expenditures, in the U.K. North Sea, will be in the $170 million - $180 million range, as follows:

Preliminary Capital Budget
United Kingdom:
Drilling and completions	$120 million to $130 million
Maintenance capital	$35 million
Exploration, seismic and other	$15 million
Total U.K.	$170 million to $180 million

United States	$10 million to $30 million (*)

Total direct oil and gas capital	$180 million to $210 million

(*)            Primarily discretionary and dependent on the outcome of our strategic review.  The U.S. capital expenditures are anticipated to primarily occur in the latter half of 2013.

In the U.K., the anticipated capital expenditures are primarily to bring the Rochelle development on line, drill the third well at Bacchus, maintain production at Alba and plug and abandon the well the initial East Rochelle well.  Anticipated exploration expenditures in the U.K. include the drilling of an exploration well at our Centurion prospect, where we hold a 33.3% interest.

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

Endeavour International Corporation

Decommissioning Expenditures

Production from each of our Ivanhoe, Rob Roy, Hamish (collectively, “IVRRH”), Renee, Rubie and Goldeneye fields has ceased and we have performed minor maintenance and decommissioning activities over the last several years.  Previously, we expected to re-develop our IVRRH, Renee and Rubie fields if commercially attractive and practicable once the development activities at Rochelle are operational.  During 2012, we determined that it was no longer practicable to re-develop these fields.  As a result, decommissioning work on the fields will be accelerated and we expect to incur approximately $30 million to $35 million in decommissioning charges during 2013.  For the six months ended June 30, 2013, we spent $14.3 million in decommissioning charges.

Third Quarter 2013 Production

Each year during the third quarter, routine maintenance work is performed on platforms and infrastructure in the U.K. North Sea.  Due to this planned downtime, physical production levels for the third quarter are expected to be in the range of 8,000 – 9,000 BOE per day.  In addition to the maintenance at the Scott Platform, the operator of Alba will commence a planned 28-day summer maintenance program that will address both the produced water and well-related issues.  Production for the Alba field is expected to ramp back to full potential by year-end.  With the planned summer maintenance work at the field, there are no liftings scheduled at Alba during the third quarter and two liftings planned for the fourth quarter.  While the lack of liftings will impact the reported sales volumes and revenue during the third quarter, we continue to receive cash monthly as a result of an on-going marketing agreement put in place at the beginning of 2013.

Disclosures About Contractual Obligations and Commercial Commitments

The following table sets forth our obligations and commitments to make future payments under our lease agreements and other long-term obligations as of June 30, 2013:

Endeavour International Corporation

(Amounts in thousands)	Payments due by Period
	Total	Less than 1 Year	1-3 Years	3-5 Years	After 5 Years
Long-term debt (1):
Principal	$878,277	$115,163	$74,114	$689,000	$-
Interest (2)	370,829	89,167	166,053	115,609	-
Monetary production payment (1):
Principal	125,000	20,833	104,167	-	-
Effective interest	20,768	16,962	3,806	-	-
Asset retirement obligations	156,813	30,459	63,238	30,472	32,644
Letter of credit fees (1)	19,068	19,068	-	-	-
Leases for offices and equipment	5,269	1,561	2,842	866	-

Total Contractual Obligations	$1,576,024	$293,213	$414,220	$835,947	$32,644

(1)	Our debt, monetary production payment and letter of credit fees reflect the amounts outstanding as of June 30, 2013.

(2)	Interest on out 11.5% convertible bonds is added to the outstanding principal balance each quarter and reflected as due upon maturity.

Off-Balance Sheet Arrangements

At June 30, 2013, our reimbursement agreements related to abandonment liabilities were off-balance sheet arrangements.  The reimbursement agreements cover approximately $153 million of our abandonment liabilities for certain of our U.K. oil and gas properties.  Under these agreements, unaffiliated third parties pledged cash to secure letters of credit covering certain of our abandonment liabilities and we agreed to reimburse the pledged cash in the event that the letters of credit are drawn and pledged cash is utilized to satisfy the commitment.  We have no cash collateral associated with the reimbursement agreements and the commitments under the reimbursement agreements are not recorded as liabilities.  The associated abandonment obligations are recorded in other long-term liabilities as part of our asset retirement obligations.  Fees and expenses related to the reimbursement agreements are included in other expenses on our condensed consolidated statement of operations.  See Note 14 to our unaudited consolidated financial statements for additional information concerning these agreements.

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

Endeavour International Corporation

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

•	our future liquidity and financial position;
•	the outcome of our strategic review;
•	our business strategy;
•	success refinancing our debt;
•	recent and pending acquisitions;
•	budgets;
•	projected costs, savings and plans;
•	objectives of management for future operations;
•	legal strategies; and
•	legal proceedings.

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

Endeavour International Corporation

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

Endeavour International Corporation

communicated to our management, including the CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure; and

(ii)	that our disclosure controls and procedures were effective as of June 30, 2013.

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

3.2(c)		Amendment to Amended and Restated Bylaws dated January 14, 2013 (Incorporated by reference to Exhibit 3.1 to our Current Report on Form 8-K (Commission File No. 001-32212) filed on January 15, 2013).
3.2(d)		Amendment to Amended and Restated Bylaws dated May 22, 2013 (Incorporated by reference to Exhibit 3.1 to our Current Report on Form 8-K (Commission File No. 001-32212) filed on May 23, 2013).
4.1	*	Form of Warrant to Purchase Common Stock (Included as Exhibit A to Exhibit 10.2 herein).
4.2	*	Form of Warrant to Purchase Common Stock (Included as Exhibit A to Exhibit 10.3 herein).
10.1

Deed of Grant of Production Payment between Endeavour Energy UK Limited and Cidoval S.à r.l. dated April 30, 2013(Incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K (Commission File No. 001-32212) filed on May 1, 2013).

10.2	*	Warrant Agreement for the Purchase of Shares of Common Stock between Endeavour International Corporation and certain holders party thereto dated April 30, 2013.
10.3	*	Warrant Agreement for the Purchase of Shares of Common Stock between Endeavour International Corporation and Macquarie Bank Limited dated May 21, 2013.
10.4	*	Supplemental Deed of Amendment and Restatement between Endeavour Energy UK Limited and Cidoval S.à.r.l. dated May 21, 2013.
31.1	*	Certification of William L. Transier, Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	*	Certification of Catherine L. Stubbs, Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	*	Certification of William L. Transier, Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	*	Certification of Catherine L. Stubbs, Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	*	XBRL Instance Document.
101.SCH	*	XBRL Taxonomy Extension Schema Document.
101.CAL	*	XBRL Taxonomy Extension Calculation Linkbase.
101.DEF	*	XBRL Taxonomy Extension Definition Linkbase.
101.LAB	*	XBRL Taxonomy Extension Label Linkbase.
101.PRE	*	XBRL Taxonomy Extension Presentation Linkbase.

*		Filed or furnished (in the case of Exhibits 32.1 and 32.2) with this Form 10-Q.
†		Management contracts and compensatory plans or arrangements.

Endeavour International Corporation

Endeavour International Corporation

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Endeavour International Corporation

Date: August 9, 2013 /s/  Catherine L. Stubbs                        /s/  Stanley W. Farmer                        Catherine L. Stubbs                                    Stanley W. Farmer

                                                Senior Vice President and                        Vice President and

                                                Chief Financial Officer                        Chief Accounting Officer

(Principal Financial Officer)  (Principal Accounting Officer)