Form 10-Q
period 2013-09-30
ENDEAVOUR INTERNATIONAL CORP
filed 2013-11-12
CIK 1112412

United States Securities and Exchange Commission

Washington, D.C. 20549

Form 10-Q

(Mark One)

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarterly Period Ended September 30, 2013

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

Non-accelerated filer  ☐  (Do not check if a smaller reporting company)Smaller reporting company  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☑ No

As of November 6, 2013, 47.2 million shares of the registrant’s common stock were outstanding.

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

Part I:  Financial Information

Item 1:  Financial Statements

Endeavour International Corporation

Condensed Consolidated Balance Sheets

(Unaudited)

(Amounts in thousands)

	September 30,	December 31,
	2013	2012

Assets
Current Assets:
Cash and cash equivalents	$60,357	$59,185
Accounts receivable	24,496	46,181
Prepaid expenses and other current assets	48,696	20,995
Total Current Assets	133,549	126,361

Property and Equipment, Net ($388,617 and $349,433 not subject to
amortization at September 30, 2013 and December 31, 2012, respectively)	1,078,906	1,003,441
Goodwill	259,238	262,764
Other Assets	36,396	49,906

Total Assets	$1,508,089	$1,442,472

See accompanying notes to condensed consolidated financial statements.

Endeavour International Corporation

Condensed Consolidated Balance Sheets

(Unaudited)

(Amounts in thousands)

	September 30,	December 31,
	2013	2012

Liabilities and Stockholders’ Equity
Current Liabilities:
Accounts payable	$44,802	$60,153
Current maturities of debt	115,163	15,713
Deferred revenue	40,691	-
Monetary production payment, current portion	19,167	-
Accrued expenses and other	54,422	90,100
Total Current Liabilities	274,245	165,966

Long-Term Debt	752,769	843,793
Deferred Taxes	127,658	141,887
Monetary production payment, long-term portion	126,667	-
Other Liabilities	136,798	147,692
Total Liabilities	1,418,137	1,299,338

Commitments and Contingencies

Series C Convertible Preferred Stock:
Series C preferred stock - Liquidation preference: $37,000 and $37,000
at September 30, 2013 and December 31, 2012, respectively	43,703	43,703

Stockholders’ Equity:
Series B preferred stock - Liquidation preference: $3,706 and $3,588
at September 30, 2013 and December 31, 2012, respectively	-	-
Common stock; shares issued and outstanding – 47,119 and 46,691
at September 30, 2013 and December 31, 2012, respectively	47	47
Additional paid-in capital	509,806	493,804
Treasury stock, at cost - 72 and 72 shares at September 30, 2013
and December 31, 2012, respectively	(587)	(587)
Accumulated deficit	(463,017)	(393,833)
Total Stockholders’ Equity	46,249	99,431

Total Liabilities and Stockholders’ Equity	$1,508,089	$1,442,472

See accompanying notes to condensed consolidated financial statements.

Endeavour International Corporation

Condensed Consolidated Statements of Operations

(Unaudited)

(Amounts in thousands, except per share data)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2013	2012	2013	2012
Revenues	$36,901	$83,275	$220,738	$121,444

Cost of Operations:
Operating expenses	16,358	23,973	71,951	34,613
Depreciation, depletion and amortization	18,596	23,759	93,466	42,292
Impairment of oil and gas properties	6,032	11,416	9,566	47,116
General and administrative	3,913	5,026	14,276	15,379
Total Expenses	44,899	64,174	189,259	139,400

Income (Loss) From Operations	(7,998)	19,101	31,479	(17,956)

Other Income (Expense):
Unrealized gains (losses) on derivatives	855	(1,204)	1,158	(2,178)
Interest expense	(26,461)	(18,053)	(72,346)	(63,016)
Loss on early extinguishment of debt	-	-	-	(21,661)
Letter of credit fees	(7,274)	(9,378)	(25,782)	(12,442)
Unrealized foreign currency gains (losses)	(10,793)	(1,448)	38	(4,186)
Other expense	(2,544)	(1,215)	(4,505)	(1,758)
Total Other Expense	(46,217)	(31,298)	(101,437)	(105,241)

Loss Before Income Taxes	(54,215)	(12,197)	(69,958)	(123,197)

Income Tax Expense (Benefit)	(14,330)	21,505	(2,141)	(3,424)
Net Loss	(39,885)	(33,702)	(67,817)	(119,773)
Preferred Stock Dividends	456	456	1,367	1,367

Net Loss to Common Stockholders	$(40,341)	$(34,158)	$(69,184)	$(121,140)

Net Loss per Common Share:
Basic and Diluted	$(0.86)	$(0.73)	$(1.47)	$(2.94)

Weighted Average Number of Common Shares Outstanding:
Basic and Diluted	47,092	46,555	47,082	41,163

See accompanying notes to condensed consolidated financial statements.

Endeavour International Corporation

Condensed Consolidated Statements of Operations

(Unaudited)

(Amounts in thousands, except per share data)

	Nine Months Ended
	September 30,
	2013	2012
Cash Flows from Operating Activities:
Net loss	$(67,817)	$(119,773)
Adjustments to reconcile net loss to net cash
provided by operating activities:
Depreciation, depletion and amortization	93,466	42,292
Impairment of oil and gas properties	9,566	47,116
Deferred tax benefit	(17,262)	(15,849)
Unrealized (gains) losses on derivatives	(1,158)	2,178
Amortization of non-cash compensation	2,352	3,605
Amortization of loan costs and discount	15,330	10,536
Non-cash interest expense	5,246	7,077
Loss on early extinguishment of debt	-	21,661
Other	10,192	9,692
Changes in operating assets and liabilities:
Decrease in receivables	21,685	5,553
Increase in other current assets	(3,226)	(14,550)
Increase (decrease) in liabilities	(13,587)	1,806
Net Cash Provided by Operating Activities	54,787	1,344

Cash Flows From Investing Activities:
Capital expenditures	(176,171)	(175,597)
Acquisitions, net of cash acquired	(2,602)	(228,437)
Increase in restricted cash	-	(179)
Net Cash Used in Investing Activities	(178,773)	(404,213)

Cash Flows From Financing Activities:
Repayments of borrowings	-	(247,065)
Borrowings under debt agreements, net of debt discount	-	595,000
Proceeds from issuance of common stock	-	60,805
Proceeds from issuance of monetary production payment	150,000	-
Repayments of monetary production payment	(4,167)	-
Dividends paid	(1,249)	(833)
Payments for early extinguishment of debt	-	(7,248)
Financing costs paid	(19,427)	(28,109)
Other financing	1	5
Net Cash Provided by Financing Activities	125,158	372,555

Net Increase (Decrease) in Cash and Cash Equivalents	1,172	(30,314)
Cash and Cash Equivalents, Beginning of Period	59,185	106,036

Cash and Cash Equivalents, End of Period	$60,357	$75,722

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

2013 Liquidity and Capital Resources

Because we are highly leveraged, required capital expenditures, debt service and other long-term obligations will continue to require a significant portion of our cash flow from operations and available cash on hand.  The combination of these debt servicing requirements, capital expenditures and the delay in cash flow resulting from the mechanical issues at Rochelle may cause our cash needs to exceed the cash flow from our current operations.

During the remainder of 2013, our primary uses of financial resources are expected to be:

•	our capital expenditures, primarily related to our drilling activities at our Alba and Rochelle fields in the U.K.; and
•	interest payments on existing credit facilities and payments in support of our reimbursement agreements covering our abandonment obligations.

We believe we should be able to fund operations, including our capital expenditures and other expenditure requirements for the foreseeable future, based on our projections of funds generated from operations, cash available and existing sources of financing.  Since year-end 2012, we have also completed several transactions to improve our liquidity and extended the maturities of some of our debt and other obligations.  These financing activities were designed to provide us with sufficient liquidity to bring the Rochelle development on line and drill a third well at Bacchus.  The third Bacchus field well began producing during the third quarter 2013, and first production was received from the Rochelle field early in the fourth quarter.  These transactions include:

•	extending or replacing reimbursement agreements covering certain of our abandonment liabilities in the U.K. which would have matured in 2013;
•	entering into forward sale agreements;
•	entering into a monetary production payment; and
•	extending the maturity of the commitments under our revolving credit facility.

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

Endeavour International Corporation

Notes to Condensed Consolidated Financial Statements

(Unaudited)

(Amounts in tables in thousands, except per unit data)

	Pro Forma
	Three Months Ended	Nine Months Ended
	September 30, 2012	September 30, 2012

Revenues	$83,275	$193,960
Net income (loss) to common shareholders	$(34,158)	$(88,337)
Net income (loss) per share - basic and diluted	$(0.73)	$(2.15)

For the three months ended September 30, 2013, the Alba field did not generate any revenue due to the lack of tanker liftings.  For the three months ended September 30, 2013, the Alba field had a loss from operation of $(18.7) million.  Revenues and loss from operations associated with the acquired interest in the Alba field for the nine months ended September 30, 2013 were $116.2 million and $(3.7) million, respectively.  Revenues and income from operations associated with the acquired interest in the Alba field for the period from May 31, 2012 through September 30, 2012 were $62.1 million and $0.6 million, respectively.

After substantial effort and extensions, we and the Sellers were unable to reach the agreement required to transfer the interests in the two remaining U.K. oil fields under the Purchase Agreement (MacCulloch and Nicol) due to failure to agree on certain commercial terms related to the future timing and amount of collateral required to be posted for future decommissioning costs.

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

Endeavour International Corporation

Notes to Condensed Consolidated Financial Statements

(Unaudited)

(Amounts in tables in thousands, except per unit data)

Note 4 –  Property and Equipment

Property and equipment included the following at the dates indicated below:

	September 30,	December 31,
	2013	2012
Oil and gas properties under the full cost method:
Subject to amortization	$1,028,380	$915,801
Not subject to amortization:
Incurred in 2013	68,193	-
Incurred in 2012	142,218	141,837
Incurred in 2011	99,183	107,510
Incurred prior to 2011	79,023	100,086
	1,416,997	1,265,234
Computers, furniture and fixtures	8,733	8,863
Total property and equipment	1,425,730	1,274,097

Accumulated depreciation, depletion and amortization	(346,824)	(270,656)

Net property and equipment	$1,078,906	$1,003,441

The costs not subject to amortization include:

•	values assigned to unproved reserves acquired,
•	exploration costs such as drilling costs for projects awaiting approved development plans or the determination of whether or not proved reserves can be assigned, and
•	other seismic and geological and geophysical costs.

These costs are transferred to the amortization base when it is determined whether or not proved reserves can be assigned to such properties.  This analysis is dependent upon well performance, results of infield drilling, approval of development plans, drilling results and development of identified projects and periodic assessment of reserves.  We expect acquisition costs excluded from amortization to be transferred to the amortization base over the next five years due to a combination of well performance and results of infield drilling relating to currently producing assets and the drilling and development of identified projects, such as the Rochelle field.  We expect exploration costs not subject to amortization to be transferred to the amortization base over the next three years as development plans are completed and production commences on existing discoveries.  Because of the nature of offshore oil and gas activities, development activities, including sanctioning and regulatory approvals, may take a significant amount of time to implement.  Even though our expectation is that costs not subject to amortization are to be transferred to the amortization base over the next three years, it is not uncommon for the cycle times to be longer.

Endeavour International Corporation

Notes to Condensed Consolidated Financial Statements

(Unaudited)

(Amounts in tables in thousands, except per unit data)

For the three months ended September 30, 2013 and 2012, we capitalized $7.5 million and $8.3 million, respectively, in interest related to exploration and development. For the nine months ended September 30, 2013 and 2012, we capitalized $21.2 million and $20.1 million, respectively, in interest related to exploration and development, primarily related to our U.K. activities. For the three months ended September 30, 2013 and 2012, we capitalized $3.1 million and $4.9 million, respectively, in certain directly related employee costs.  For the nine months ended September 30, 2013 and 2012, we capitalized $10.0 million, and $14.7 million, respectively, in certain directly related employee costs.

For the three months ended September 30, 2013, we recorded a pre-tax impairment of $6.0 million for our U.S. oil and gas properties after the application of the full cost ceiling test.  For the nine months ended September 30, 2013, we recorded a pre-tax impairment of $9.6 million related to our U.S. oil and gas properties.  The primary reason for the U.S. impairment was the evaluation of assets not subject to amortization which we no longer intend to pursue and accordingly are included in the full cost pool.  The prices used for our U.S. impairment analysis were $95.06 per barrel for oil and $3.61 per Mcf for gas.  We did not have an impairment of U.K. oil and gas properties through the application of the full cost ceiling test at the end of the third quarter of 2013, which utilized prices of $108.67 per barrel for oil and $10.51 per Mcf for gas.

For the  third quarter of 2012, we recorded a pre-tax impairment of $11.4 million related to our U.S. oil and gas properties through the application of the full cost ceiling test at the end of the quarter.  For the nine months ended September 30, 2012,  we recorded a pre-tax impairment of $47.1 million related to our U.S. oil and gas properties.  The impairment was primarily due to the decline in U.S. gas prices.  The prices used to determine the impairment for our U.S. properties were $94.84 per barrel for oil and $2.78 per Mcf for gas. We did not have an impairment of U.K. oil and gas properties through the application of the full cost ceiling test at the end of the third quarter of 2012, which utilized prices of $110.17 per barrel for oil and $8.65 per Mcf for gas.

Note 5 – Deferred Revenue

For certain of our U.K. fields, we sell production on a monthly basis; however, the production remains in the field’s storage tanks.  The inventory associated with these sales remains on our balance sheet and the revenue is deferred until the production is shipped out of our storage tanks.

In February and September 2013, we entered into forward sale agreements with one of our established purchasers for payments of approximately $22.5 million each.  This effectively hedged a portion of production from our U.K. North Sea assets by locking in pricing for in excess of 200,000 barrels of oil, over a six month delivery period.  Payment for these agreements was received in March and September 2013.  The first forward sale commitment was fulfilled in

Endeavour International Corporation

Notes to Condensed Consolidated Financial Statements

(Unaudited)

(Amounts in tables in thousands, except per unit data)

June 2013.  The forward sale liabilities are included in deferred revenue until the purchaser takes possession of the inventory from the field’s storage tanks.

Note 6 – Debt Obligations

At September 30, 2013, we had $880.4 million in outstanding debt.  Our debt consisted of the following at September 30, 2013 and December 31, 2012:

	September 30,	December 31,
	2013	2012

Senior notes, 12% fixed rate, due 2018	$554,000	$554,000
Convertible senior notes, 5.5% fixed rate, due 2016	135,000	135,000
Revolving credit facility, 13% fixed rate, due 2014	115,163	115,163
Convertible bonds, 11.5% until March 31, 2014 and 7.5% thereafter, due 2016	76,245	70,029
	880,408	874,192
Less: debt discount, net of premium	(12,476)	(14,686)
Less: current maturities	(115,163)	(15,713)

Long-term debt	$752,769	$843,793

Senior Notes

On February 23, 2012, we completed the private placement of $350 million aggregate principal amount of 12% first priority notes due 2018 (the “First Priority Notes”) and $150 million aggregate principal amount of 12% second priority notes due 2018 (the “Second Priority Notes,” and, together with the First Priority Notes, the “2018 Notes”), with an aggregate $20 million discount.  We also paid approximately $21 million in other financing costs related to the 2018 Notes.

On October 15, 2012, we completed the private placement of $54 million aggregate principal amount of additional First Priority Notes.

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

Endeavour International Corporation

Notes to Condensed Consolidated Financial Statements

(Unaudited)

(Amounts in tables in thousands, except per unit data)

Revolving Credit Facility

During 2012, we entered into a Credit Agreement (the “Revolving Credit Facility”), with Cyan Partners, LP (“Cyan”), as administrative agent.  As of September 30, 2013 and December 31, 2012, we had utilized $115.2 million under the Revolving Credit Facility.    Borrowings under the Revolving Credit Facility bear interest at a rate of 13% per year.

In the first half of 2013, we entered into amendments to the Revolving Credit Facility whereby (i) the lenders consented to the Production Payment Transaction (discussed in Note 7) and (ii) extended the maturity of the commitments under the under the Revolving Credit Facility was extended from October 12, 2013 to June 30, 2014.

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

Fair Value

The fair value of our outstanding debt obligations was $857.2 million and $870 million at September 30, 2013 and December 31, 2012, respectively.  The fair values of long-term debt were determined based upon external market quotes for our Senior Notes and an income approach for other debt, using a credit adjusted discount rate at the reporting date, and classified as Level 3 in the fair value hierarchy.

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

Endeavour International Corporation

Notes to Condensed Consolidated Financial Statements

(Unaudited)

(Amounts in tables in thousands, except per unit data)

Note 8 – Long-Term Liabilities

Monetary Production Payment

Our monetary production payment liability, net of repayments, consisted of the following at September 30, 2013 and December 31, 2012:

	September 30,	December 31,
	2013	2012

Monetary production payment	$145,834	$-

Less: current portion	(19,167)	-

Long-term monetary production payment	$126,667	$-

During the first quarter of 2013, our wholly-owned subsidiary, EEUK, entered into an agreement for (i) $125 million providing for a monetary production payment (the “Production Payment”) over the proceeds of sale from a portion of EEUK’s entitlement to production from its interests in the Alba and Bacchus fields located in the U.K. sector of the North Sea and (ii) the issuance of warrants (discussed below).  Repayment of the production payment will come solely from the proceeds from the sale of production from EEUK’s entitlement from the Alba and Bacchus fields.

In August 2013, we entered into an amendment to the Production Payment agreement.  The amendment provided for the sale of an additional Production Payment for an incremental purchase price of $25 million, with an implied cost of 8.75%, thereby increasing the total amount outstanding to $150 million.  Pursuant to the new amendment, our obligations will cease upon the earlier of the repayment of amounts outstanding or production from the Alba and Bacchus licences permanently ceasing.  If repayment is made on the existing amortization schedule, we would pay approximately $175 million by 2015, including implied interest.

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

In connection with the Production Payment, we issued warrants to purchase a total of 3,440,000 shares of our common stock at an exercise price of $3.014 per share, expiring on April 30, 2018, and warrants to purchase a total of 560,000 shares of our common stock at an exercise price of

Endeavour International Corporation

Notes to Condensed Consolidated Financial Statements

(Unaudited)

(Amounts in tables in thousands, except per unit data)

$3.685 per share, expiring on May 21, 2018.  We have incurred $24.4 million in costs related to the issuance of the Production Payment, including $7.6 million related to the fair market value of the warrants issued.

Both warrant agreements are subject to customary anti-dilution provisions and include a cashless exercise provision entitling the investors to surrender a portion of the underlying common stock that has a value equal to the aggregate exercise price in lieu of paying cash upon exercise of a warrant.

Other Liabilities

At September 30, 2013 and December 31, 2012, our other liabilities included the following:

	September 30,	December 31,
	2013	2012

Asset retirement obligations	$130,110	$139,821
Long-term derivative liabilities	6,244	7,402
Other	444	469

Total Other Liabilities	$136,798	$147,692

Asset Retirement Obligations

Our asset retirement obligations relate to obligations for the future plugging and abandonment of oil and gas properties.  The following table provides a rollforward of our asset retirement obligations for the nine months ended September 30, 2013 and 2012:

	Nine Months Ended
	September 30,
	2013	2012
Carrying amount of asset retirement obligations as of beginning of period	$176,076	$47,258
Accretion expense (included in DD&A expense)	17,298	5,614
Impact of foreign currency exchange rate changes	(207)	2,950
Payment of asset retirement obligations	(22,779)	(7,838)
Liabilities incurred and assumed	(4,333)	17,263
Carrying amount of asset retirement obligations, as of end of period	166,055	65,247
Less: Current portion of asset retirement obligations	(35,945)	(8,051)
Long-term asset retirement obligations	$130,110	$57,196

Endeavour International Corporation

Notes to Condensed Consolidated Financial Statements

(Unaudited)

(Amounts in tables in thousands, except per unit data)

Note 9 – Stock-Based Compensation Arrangements

We grant restricted stock and stock options to employees and directors as incentive compensation.  The restricted stock and options generally vest over three years.  Non-cash stock-based compensation is recorded in general and administrative (“G&A”) expenses or capitalized G&A as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2013	2012	2013	2012

G & A Expenses	$720	$1,347	$2,438	$3,605
Capitalized G & A	744	411	2,234	1,267

Total non-cash stock-based compensation	$1,464	$1,758	$4,672	$4,872

At September 30, 2013,  total compensation cost related to awards not yet recognized was approximately $8.0 million and is expected to be recognized over a weighted average period of less than three years.

Stock Options

The fair value of each option award is estimated on the date of grant using the Black-Scholes option-pricing model. We did not grant any stock options during 2012 or 2013.  Information relating to outstanding stock options is summarized as follows:

		Weighted	Weighted
	Number of	Average	Average
	Shares	Exercise	Contractual	Aggregate
	Underlying	Price per	Life in	Intrinsic
	Options	Share	Years	Value
Balance outstanding - January 1, 2013	188	$6.72
Forfeited	(1)	6.62

Balance outstanding - September 30, 2013	187	$6.72	4.7	$98
Currently exercisable - September 30, 2013	187	$6.72	4.7	$98

Endeavour International Corporation

Notes to Condensed Consolidated Financial Statements

(Unaudited)

(Amounts in tables in thousands, except per unit data)

Restricted Stock

Restricted stock awards are valued based on the closing price of our common stock on the measurement date, which is typically the date of grant.  The status of the restricted shares granted as of September 30, 2013 and the changes during the nine months ended September 30, 2013 are presented below:

		Weighted
		Average Grant
		Date Fair
	Number of	Value per
	Shares	Share
Balance outstanding - January 1, 2013	754	$10.11
Granted	562	5.23
Vested	(358)	10.06
Forfeited	(134)	7.33

Balance outstanding - September 30, 2013	824	$7.32

Total grant date fair value of shares vesting during the period	$3,599

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

Endeavour International Corporation

Notes to Condensed Consolidated Financial Statements

(Unaudited)

(Amounts in tables in thousands, except per unit data)

The status of the performance-based share awards as of September 30, 2013 and the changes during the nine months ended September 30, 2013 are presented below:

		Weighted
		Average Grant
		Date Fair
	Number of	Value per
	Shares	Share
Balance outstanding - January 1, 2013	357	$16.72
Granted	562	7.41
Forfeited	(16)	10.56

Balance outstanding - September 30, 2013	903	$11.04

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

The common shares potentially issuable arising from these instruments, which were outstanding during the periods presented in the financial statements consisted of:

	September 30,
	2013	2012

Warrants, options and stock-based compensation	8,148	2,895
Convertible debt	11,908	11,414
Convertible preferred stock	4,229	4,229
	24,285	18,538

Endeavour International Corporation

Notes to Condensed Consolidated Financial Statements

(Unaudited)

(Amounts in tables in thousands, except per unit data)

Note 11 – Related Party Transactions

The Founding Partner and Chief Investment Officer of Cyan, Ashok Nayyar, became a member of our Board of Directors in September 2012.  As of September 30, 2013 and December 31, 2012, we had utilized the full capacity of $115.2 million under the Revolving Credit Facility.   In connection with the amendments to the Revolving Credit Facility during 2013, we agreed to pay a fee of $1.25 million to Cyan.  Mr. Nayyar resigned from our Board of Directors in March 2013.

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

Level  1:Fair value is based on actively-quoted market prices, if available.

Level  2:In the absence of actively-quoted market prices, we seek price information from external sources, including broker quotes and industry publications.  Substantially all of these inputs are observable in the marketplace during the entire term of the instrument, derived from observable data, or supported by observable levels at which transactions are executed in the marketplace.

Level  3:If valuations require inputs that are both significant to the fair value measurement and less observable from objective sources, we must estimate prices based on available historical and near-term future price information and certain statistical methods that reflect our market assumptions.

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

Endeavour International Corporation

Notes to Condensed Consolidated Financial Statements

(Unaudited)

(Amounts in tables in thousands, except per unit data)

Financial assets and liabilities are classified based on the lowest level of input that is significant to the fair value measurement.  The following table summarizes the valuation of our financial instruments by pricing levels as of September 30, 2013 and December 31, 2012:

	Quoted Market Prices	Significant Other	Significant
	in Active Markets -	Observable Inputs -	Unobservable Inputs	Total
	Level 1	Level 2	Level - 3	Fair Value
Embedded derivative liabilities:

As of September 30, 2013	$-	$-	$(6,244)	$(6,244)

As of December 31, 2012	$-	$-	$(7,402)	$(7,402)

We use a derivative valuation model to derive the value of our embedded derivatives.  Key inputs into this valuation model are our current stock price, risk-free interest rates, the stock volatility and our implied credit spread. The first two aforementioned inputs are based on observable market data and are considered Level 2 inputs while the last two aforementioned inputs are unobservable and thus require management’s judgment and are considered Level 3 inputs.  A decrease or increase in the implied credit spread of 5% would increase or decrease, respectively, the liability by approximately $0.9 million.  A similar 5% decrease or increase in the stock volatility has an inverse effect to the change in the liability and would result in an approximately $0.7 million decrease or increase, respectively.

The following is a reconciliation of changes in fair value of net derivative assets and liabilities classified as Level 3:

	Nine Months Ended
	September 30,
	2013	2012
Balance at beginning of period	$(7,402)	$(15,858)
Realized and unrealized gains included in earnings	1,158	1,036
Balance at end of period	$(6,244)	$(14,822)

Changes in unrealized gains relating to derivatives assets and liabilities
still held at the end of the period	$1,158	$1,036

Endeavour International Corporation

Notes to Condensed Consolidated Financial Statements

(Unaudited)

(Amounts in tables in thousands, except per unit data)

Note 13 – Derivative Instruments

We had embedded derivatives related to debt and equity instruments at September 30, 2013.

The fair market value of these derivative instruments is included in our balance sheet as follows for the periods indicated:

	September 30,	December 31,
	2013	2012
Derivatives not designated as hedges:

Other liabilities - long-term	$(6,244)	$(7,402)

The effect of the derivatives not designated as hedges on our results of operations was as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2013	2012	2013	2012
Derivatives not designated as hedges:
Unrealized losses on oil and gas commodity derivatives	$-	$(1,515)	$-	$(3,420)

Unrealized gains on embedded derivatives
related to debt and equity instruments	$855	$311	$1,158	$1,242

Note 14 – Supplemental Cash Flow Information

Cash paid during the period for interest and income taxes was as follows:

	Nine Months Ended September 30,
	2013	2012

Interest paid	$88,027	$62,150

Income taxes paid	$28,736	$2,405

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

Decommissioning Security Agreements

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

The Procurement Agreement contains customary representations, warranties and non-financial covenants.  We also issued warrants to purchase a total of 1,000,000 shares of our common stock at an exercise price of $7.31 per share to the investor.  The warrants expire on January 9, 2018 and are subject to customary anti-dilution provisions.  This Procurement Agreement replaced the IVRRH Reimbursement Agreement discussed below.

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

The second reimbursement agreement covers approximately $120 million related to our decommissioning obligations for the Alba field (the “Alba Reimbursement Agreement”).  We pay a fee of 13% per year, payable quarterly, computed based on the outstanding amount of each letter of credit.  In addition, our obligations under the reimbursement agreement are secured on a pari passu basis with our obligations under the Revolving Credit Facility by a first lien on substantially all of our assets.  As of September 30, 2013, we do not expect to begin decommissioning activities for the Alba field for many years.  The timing of decommissioning activities will be determined by the ultimate performance and life of the reservoir,  which is not expected to occur until 2029 or later.

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

SM Energy filed a lawsuit against us in Texas state court on December 20, 2011 alleging that we

Endeavour International Corporation

Notes to Condensed Consolidated Financial Statements

(Unaudited)

(Amounts in tables in thousands, except per unit data)

breached the SM Purchase Agreements by terminating them and refusing to close on the transactions.  Specifically, SM Energy has alleged, among other things, that most of our asserted title defects are without merit and, in any event, would not exceed 15% of the applicable purchase price.  SM Energy seeks the award of unspecified actual damages, including costs and reasonable attorney’s fees, and specific performance.  On January 17, 2012, we filed an answer and counterclaim denying the allegations and seeking the return of our $6 million deposit, which we believe we are entitled to recover pursuant to the terms of the SM Purchase Agreements, and for the damages that we suffered as a result of SM Energy’s misrepresentations.  We intend to contest this case vigorously.  The lawsuit was scheduled to go to trial in November 2013 but has now been delayed as the presiding judge has been appointed to a higher court.  It is not known when a new trial date will be established.

Note 16 – Guarantor Subsidiaries

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

Endeavour International Corporation

Notes to Condensed Consolidated Financial Statements

(Unaudited)

(Amounts in tables in thousands, except per unit data)

Condensed consolidating financial statements for our guarantor subsidiaries and non-guarantor subsidiaries are presented in the following tables:

As of September 30, 2013
Endeavour International Corporation		Combined Guarantor Subsidiaries	Combined Non-Guarantor Subsidiaries	Eliminations	Consolidated
Cash and cash equivalents	$-	$3,584	$56,773	$-	$60,357
Accounts receivable	-	1,936	22,560	-	24,496
Current receivables due from affiliates	854,025	5,530	47,597	(907,152)	-
Prepaid expenses and other	-	404	48,292	-	48,696
Current Assets	854,025	11,454	175,222	(907,152)	133,549

Property, plant and equipment, net	-	91,871	987,035	-	1,078,906
Goodwill	-	-	259,238	-	259,238
Long-term receivables due from affiliates	-	599,000	-	(599,000)	-
Investments in subsidiaries	57,662	120,058	-	(177,720)	-
Other assets	21,865	6,056	8,475	-	36,396
Total Assets	$933,552	$828,439	$1,429,970	$(1,683,872)	$1,508,089

Accounts payable	$-	$2,843	$41,959	$-	$44,802
Current maturities of debt	-	-	115,163	-	115,163
Deferred revenue	-	-	40,691	-	40,691
Monetary production payment, current portion	-	-	19,167	-	19,167
Current liabilities due to affiliates	-	901,429	5,723	(907,152)	-
Accrued expenses and other	8,948	2,589	42,885	-	54,422
Current Liabilities	8,948	906,861	265,588	(907,152)	274,245

Long-term debt	678,241	(1)	74,529	-	752,769
Long-term liabilities due to affiliates	-	-	599,000	(599,000)	-
Deferred taxes	-	-	127,658	-	127,658
Monetary production payment, long-term portion	-	-	126,667	-	126,667
Other liabilities	3,323	676	132,799	-	136,798
Total Liabilities	690,512	907,536	1,326,241	(1,506,152)	1,418,137

Series C convertible preferred stock	43,703	-	-	-	43,703
Stockholders' equity	199,337	(79,097)	103,729	(177,720)	46,249
Total Liabilities and Equity	$933,552	$828,439	$1,429,970	$(1,683,872)	$1,508,089

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

Endeavour International Corporation

Notes to Condensed Consolidated Financial Statements

(Unaudited)

(Amounts in tables in thousands, except per unit data)

For the Three Months Ended September 30, 2013
	Endeavour International Corporation	Combined Guarantor Subsidiaries	Combined Non-Guarantor Subsidiaries		Eliminations		Consolidated
Revenue	$-	$1,952		$34,949		$-		$36,901
Operating expenses	-	1,090		15,268		-		16,358
DD&A expense	-	1,093		17,503		-		18,596
Impairment of oil and gas properties	-	6,032		-		-		6,032
G&A expenses	596	1,173		2,144		-		3,913
Income (loss) from Operations	(596)	(7,436)		34		-		(7,998)

Derivatives:
Unrealized gains	85	-		770		-		855
Interest expense	(19,994)	895		(11,567)		4,205		(26,461)
Letter of credit fees	-	-		(7,274)		-		(7,274)
Loss on early extinguishment of debt	-	-		-		-		-
Unrealized foreign currency gains (losses)	-	1	-	(10,794)	-	-	-	(10,793)
Other income (expense)	-	14,347		(12,686)		(4,205)		(2,544)
Income (loss) before taxes	(20,505)	7,807		(41,517)		-		(54,215)
Income tax benefit	-	-		(14,330)		-		(14,330)
Net income (loss)	(20,505)	7,807		(27,187)		-		(39,885)
Preferred stock dividends	456	-		-		-		456
Net income (loss) to common shareholders	$(20,961)	$7,807		$(27,187)		$-		$(40,341)

For the Nine Months Ended September 30, 2013
	Endeavour International Corporation	Combined Guarantor Subsidiaries	Combined Non-Guarantor Subsidiaries		Eliminations		Consolidated
Revenue	$-	$6,803		$213,935		$-		$220,738
Operating expenses	-	6,550		65,401		-		71,951
DD&A expense	-	3,239		90,227		-		93,466
Impairment of oil and gas properties	-	9,566		-		-		9,566
G&A expenses	1,905	5,484		6,887		-		14,276
Income (loss) from Operations	(1,905)	(18,036)		51,420		-		31,479

Derivatives:
Unrealized gains (losses)	(292)	-		1,450		-		1,158
Interest expense	(60,967)	2,394		(58,811)		45,038		(72,346)
Letter of credit fees	-	-		(25,782)		-		(25,782)
Loss on early extinguishment of debt	-	-		-		-		-
Unrealized foreign currency gains (losses)	-	-	-	38	-	-	-	38
Other income (expense)	-	43,346		(2,813)		(45,038)		(4,505)
Income (loss) before taxes	(63,164)	27,704		(34,498)		-		(69,958)
Income tax benefit	-	-		(2,141)		-		(2,141)
Net income (loss)	(63,164)	27,704		(32,357)		-		(67,817)
Preferred stock dividends	1,367	-		-		-		1,367
Net income (loss) to common shareholders	$(64,531)	$27,704		$(32,357)		$-		$(69,184)

Endeavour International Corporation

Notes to Condensed Consolidated Financial Statements

(Unaudited)

(Amounts in tables in thousands, except per unit data)

For the Three Months Ended September 30, 2012
	Endeavour International Corporation	Combined Guarantor Subsidiaries	Combined Non-Guarantor Subsidiaries		Eliminations		Consolidated
Revenue	$-	$2,549		$80,726		$-		$83,275
Operating expenses	-	1,239		22,734		-		23,973
DD&A expense	-	1,526		22,233		-		23,759
Impairment of oil and gas properties	-	11,416		-		-		11,416
G&A expenses	769	2,824		1,433		-		5,026
Income (loss) from Operations	(769)	(14,456)		34,326		-		19,101

Derivatives:
Unrealized gains (losses)	1,301	-		(2,505)		-		(1,204)
Interest expense	(20,015)	561		(15,035)		16,436		(18,053)
Letter of credit fees	-	-		(9,378)		-		(9,378)
Loss on early extinguishment of debt	-	-		-		-		-
Unrealized foreign currency gains (losses)	-	-	-	(1,448)	-	-	-	(1,448)
Other income (expense)	-	14,566		655		(16,436)		(1,215)
Income (loss) before taxes	(19,483)	671		6,615		-		(12,197)
Income tax expense	-	-		21,505		-		21,505
Net income (loss)	(19,483)	671		(14,890)		-		(33,702)
Preferred stock dividends	456	-		-		-		456
Net income (loss) to common shareholders	$(19,939)	$671		$(14,890)		$-		$(34,158)

For the Nine Months Ended September 30, 2012
	Endeavour International Corporation	Combined Guarantor Subsidiaries	Combined Non-Guarantor Subsidiaries		Eliminations		Consolidated
Revenue	$-	$9,168		$112,276		$-		$121,444
Operating expenses	-	4,476		30,137		-		34,613
DD&A expense	-	7,414		34,878		-		42,292
Impairment of oil and gas properties	-	47,116		-		-		47,116
G&A expenses	2,003	8,632		4,744		-		15,379
Income (loss) from Operations	(2,003)	(58,470)		42,517		-		(17,956)

Derivatives:
Unrealized gains (losses)	922	-		(3,100)		-		(2,178)
Interest expense	(33,509)	(1,553)		(51,697)		23,743		(63,016)
Letter of credit fees	-	-		(12,442)		-		(12,442)
Loss on early extinguishment of debt	-	-		(21,661)		-		(21,661)
Unrealized foreign currency gains (losses)	-	-	-	(4,186)	-	-	-	(4,186)
Other income (expense)	-	19,338		2,647		(23,743)		(1,758)
Loss before taxes	(34,590)	(40,685)		(47,922)		-		(123,197)
Income tax benefit	-	-		(3,424)		-		(3,424)
Net loss	(34,590)	(40,685)		(44,498)		-		(119,773)
Preferred stock dividends	1,367	-		-		-		1,367
Net loss to common shareholders	$(35,957)	$(40,685)		$(44,498)		$-		$(121,140)

Endeavour International Corporation

Notes to Condensed Consolidated Financial Statements

(Unaudited)

(Amounts in tables in thousands, except per unit data)

For the Nine Months Ended September 30, 2013
	Endeavour International Corporation	Combined Guarantor Subsidiaries	Combined Non-Guarantor Subsidiaries	Eliminations (1)		Consolidated
Cash Flows from Operating Activities:
Net loss	$(63,164)	$27,704	$(32,357)	$		$(67,817)
Adjustments to reconcile net loss to
net cash provided by (used in) operations
DD&A expense	-	3,239	90,227		-	93,466
Impairment of oil and gas properties	-	9,566	-		-	9,566
Deferred tax benefit	-	-	(17,262)		-	(17,262)
Unrealized (gains) losses on derivatives	292	-	(1,450)		-	(1,158)
Amortization of non-cash compensation	470	-	-		1,882	2,352
Amortization of loan costs and discount	5,870	-	9,460		-	15,330
Non-cash interest expense	-	(10,379)	15,625		-	5,246
Other	44	11,169	(1,021)		-	10,192
Changes in operating assets and liabilities:
(Increase) decrease in receivables	-	760	20,925		-	21,685
(Increase) decrease in other current assets	72,254	(53,060)	(22,420)		-	(3,226)
Increase (decrease) in liabilities	(14,517)	2,603	1,785		(3,458)	(13,587)
Net Cash Provided by (Used in)
Operating Activities	1,249	(8,398)	63,512		(1,576)	54,787

Cash Flows From Investing Activities:
Capital expenditures	-	(11,519)	(166,228)		1,576	(176,171)
Acquisitions, net of cash acquired	-	-	(2,602)		-	(2,602)
Net Cash Used in Investing Activities	-	(11,519)	(168,830)		1,576	(178,773)

Cash Flows From Financing Activities:
Proceeds from issuance of MPP	-	-	150,000		-	150,000
Repayments of MPP	-	-	(4,167)			(4,167)
Dividends paid	(1,249)	-	-		-	(1,249)
Financing costs paid	-	(4,301)	(15,126)		-	(19,427)
Other financing	-	2	(1)		-	1
Net Cash Provided by (Used in)
Financing Activities	(1,249)	(4,299)	130,706		-	125,158

Net Change in Cash and Cash Equivalents	-	(24,216)	25,388		-	1,172
Cash and Cash Equivalents, Beginning
of Period	-	27,800	31,385		-	59,185
Cash and Cash Equivalents, End of Period	$-	$3,584	$56,773		$-	$60,357

Endeavour International Corporation

Notes to Condensed Consolidated Financial Statements

(Unaudited)

(Amounts in tables in thousands, except per unit data)

For the Nine Months Ended September 30, 2012
	Endeavour International Corporation	Combined Guarantor Subsidiaries	Combined Non-Guarantor Subsidiaries	Eliminations (1)		Consolidated
Cash Flows from Operating Activities:
Net loss	$(34,590)	$(40,685)	$(44,498)	$		$(119,773)
Adjustments to reconcile net loss to
net cash provided by (used in) operations
DD&A expense	-	7,414	34,878		-	42,292
Impairment of oil and gas properties	-	47,116	-		-	47,116
Deferred tax benefit	-	-	(15,849)		-	(15,849)
Unrealized (gains) losses on derivatives	(922)	-	3,100		-	2,178
Amortization of non-cash compensation	689	-	-		2,916	3,605
Amortization of loan costs and discount	4,935	5	5,596		-	10,536
Non-cash interest expense	160	605	6,312		-	7,077
Loss on early extinguishment of debt	-	-	21,661		-	21,661
Other	(37)	(3)	9,732		-	9,692
Changes in operating assets and liabilities:
(Increase) decrease in receivables	-	1,585	3,968		-	5,553
(Increase) decrease in other current assets	-	(8,945)	(5,605)		-	(14,550)
Increase (decrease) in liabilities	(489,766)	541,941	(47,453)		(2,916)	1,806
Net Cash Provided by (Used in)
Operating Activities	(519,531)	549,033	(28,158)		-	1,344

Cash Flows From Investing Activities:
Capital expenditures	368	(37,337)	(138,628)		-	(175,597)
Acquisitions, net of cash acquired	-	(2,036)	(226,401)		-	(228,437)
Issuance of note receivable to affiliate	-	(500,000)	-		500,000	-
Increase in restricted cash	-	(51)	(128)		-	(179)
Net Cash Used in Investing Activities	368	(539,424)	(365,157)		500,000	(404,213)

Cash Flows From Financing Activities:
Repayments of borrowings	-	(5,000)	(242,065)		-	(247,065)
Borrowings under debt agreements, net
of debt discount	480,000	-	615,000		(500,000)	595,000
Proceeds from issuance of common stock	61,088	(283)	-		-	60,805
Dividends paid	(833)	-	-		-	(833)
Payments for early extinguishment of debt	-	-	(7,248)		-	(7,248)
Financing costs paid	(20,728)	(1,190)	(6,191)		-	(28,109)
Other financing	4	369	-		(368)	5
Net Cash Provided by (Used in)
Financing Activities	519,531	(6,104)	359,496		(500,368)	372,555

Net Change in Cash and Cash Equivalents	-	3,505	(33,819)		-	(30,314)
Cash and Cash Equivalents, Beginning
of Period	-	2,951	103,085		-	106,036
Cash and Cash Equivalents, End of Period	$-	$6,456	$69,266		$-	$75,722

Endeavour International Corporation

Notes to Condensed Consolidated Financial Statements

(Unaudited)

(Amounts in tables in thousands, except per unit data)

Note 17 –  Subsequent Events

Rochelle Field

On October 23, 2013, we achieved first production from the Rochelle field located in the U.K. Central North Sea.  Endeavour has a 44% interest in Rochelle.  The second development well, East Rochelle E2, has been drilled to total depth, cased and is in the process of being completed.  The E2 well is expected to be on-line during the fourth quarter of 2013.

U.S. Marcellus Purchase and Sale Agreement

In October 2013, we entered into a purchase and sale agreement covering 50% of our upstream and midstream assets in the Pennsylvania Marcellus area.  The transaction is expected to deliver capital necessary for near term joint development of our assets.  We anticipate final closing to occur in the fourth quarter of 2013.

Strategic Alternative Process

In October 2013, we concluded our review of strategic alternatives that was initiated in February 2013.  The primary objective of the strategic review was to accelerate the deleveraging of our balance sheet and unlock the value of our underlying assets.  Our Board of Directors has determined that it is the best interests of our shareholders to retain and exploit our existing asset base, with certain organizational changes and cost-saving initiatives.

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

Overview

We are an independent oil and gas company engaged in the production, exploration, development and acquisition of crude oil and natural gas in the U.K. North Sea and U.S. onshore.  Our U.K. operations have been focused on development projects and acquisition, while our U.S. operations have focused primarily on strategic positioning and new reservoir plays.  In 2012 and 2013, our primary focus has been on completing the acquisition of additional interests in the Alba field and then moving the Bacchus and Rochelle fields from development to first production.  We achieved first production from Bacchus and completed the Alba acquisition during the second quarter of 2012.  In  October 2013, we achieved first production from the Rochelle field.

In the U.S., we have acquired both producing and exploration acreage in onshore unconventional oil and gas shale developments targeting reserve and production growth.  Our ongoing U.S. program and expenditures have been tailored based on drilling results and the decline in U.S. gas prices over the last several years.  We have limited capital expenditures to those necessary to fulfill drilling commitments and maintain acreage positions as we prioritized capital to complete our U.K. projects.

In the last two years, we have incurred substantial capital expenditures and acquisition costs as we advanced development projects at Bacchus and Rochelle and completed acquisitions.  We also experienced delays in the timing of first production from Bacchus and Rochelle developments, a decline of production from our U.S. drilling operations as we curtailed U.S. capital expenditures in response to declining U.S. gas prices, increased capital costs due to the production delays at the Bacchus and Rochelle projects and increased debt service costs required to finance our drilling program and acquisitions.

Strategic Alternative Process

In February 2013, we initiated a review of strategic alternatives.  The primary objective of the strategic review was to accelerate the deleveraging of the balance sheet and unlock the value of our underlying assets.  The strategic review was concluded in October 2013.  The Board of Directors determined that it was in the best interest of our shareholders to retain and exploit our existing asset base, while initiating several organizational changes and cost-saving initiatives.

Endeavour International Corporation

Our U.K. operations will be consolidated in Aberdeen, Scotland; our London office closed; and several key personnel will be re-aligned internally.

Since year-end 2012, we have also completed several transactions to improve our liquidity and extended the maturities of some of our debt and other obligations.    The completion of these recent financing activities are designed to provide sufficient liquidity to bring the Rochelle development on line, and drill a third well at Bacchus.  These transactions include:

•	extended or replaced reimbursement agreements covering certain of our abandonment liabilities in the U.K. which would have matured in 2013;
•

entered into a first forward sale agreement for a payment of approximately $22.5 million in return for a specified volume of crude oil in excess of 200,000 barrels each from our U.K. North Sea production, that was fully delivered by June 30, 2013;

•

entered into a second forward sale agreement for a payment of approximately $22.5 million in return for a specified volume of crude oil in excess of 200,000 barrels from our U.K. North Sea production, to be delivered over a six month delivery period;

•	entered into a monetary production payment for $150 million;
•	entered into a purchase and sale agreement for the joint exploration, development, and operation of certain oil and gas properties in Pennsylvania; and
•	extended the maturity of the commitments under our revolving credit facility (“Revolving Credit Facility”) from October 12, 2013 to June 30, 2014.

These transactions are discussed in the Notes to our condensed consolidated financial statements.

2013 Liquidity and Capital Resources

During the remainder of 2013, our primary uses of financial resources are expected to be:

•	our drilling activities, principally at our Alba and Rochelle fields in the U.K.; and
•	interest payments on existing credit facilities and fees related to our reimbursement agreements covering our abandonment obligations.

As of September 30, 2013, we had $820.1 million in outstanding indebtedness, net of $60.4 million in cash.  Because we are highly leveraged, required development capital expenditures, debt service and other long-term obligations will continue to require a significant portion of our cash flow from operations and available cash on hand.  The combination of these debt servicing requirements, capital expenditures and the delay in cash flow resulting from the mechanical issues experienced at the Rochelle field may cause our cash needs to exceed the cash flow from our current operations.

If we are unable to meet any short-term liquidity needs out of cash on hand, we would attempt to refinance debt, sell forward our production, sell assets, issue debt or equity, delay discretionary capital expenditures, decline to participate in non-operated drilling or perform any other alternatives resulting from our strategic review.  No assurance can be given, however, that we could successfully consummate any of these alternatives.

Endeavour International Corporation

 Results of Operations

Net loss to common stockholders for the nine months ended September 30, 2013 was $69.2 million, or $1.47 per share, compared to $121.1 million, or $2.94 per share, for the same period in 2012.  The change in the net loss to common stockholders for these periods is primarily due to increased revenues related to our Bacchus field and the purchase of our additional interest in the Alba field, lower impairments of oil and gas properties and the loss on early extinguishment of debt in 2012, partially offset by increased expenses related to reimbursement agreements covering certain of our abandonment liabilities and depreciation, depletion and amortization (“DD&A”) related to the increased volumes at Alba and Bacchus.

Net loss to common shareholders for the third quarter of 2013 increased to $40.3 million compared to $34.2 million for the same period in 2012 primarily due to reduced revenue as a result of maintenance shutdowns on our North Sea assets, foreign currency losses on long-term liabilities and increased interest expense, partially offset by reduced operating costs, impairments of oil and gas properties and expense related to our reimbursement agreements covering certain of our abandonment liabilities.

In addition to our operations, our net income can be significantly affected by various non-cash items, such as unrealized gains and losses on our derivatives, impairment of oil and gas properties, and foreign currency impact of long-term liabilities.  Excluding these non-cash items, Net Loss as Adjusted for the third quarter 2013 was $34.7 million as compared to Net Loss as Adjusted of $13.6 million for the same period in 2012.  The increase in Net Loss as Adjusted is primarily due to reduced revenue as a result of maintenance shutdowns on our North Sea assets, foreign currency losses on long-term liabilities and increased interest expense, partially offset by reduced operating costs, and expense related to our reimbursement agreements covering certain of our abandonment liabilities.

Adjusted EBITDA increased to $130.0 for the nine months ended September 30, 2013 from $65.3 million for the same period in 2012.  The increase in Adjusted EBITDA was due to increased revenues related to our Bacchus field and the purchase of our additional interest in the Alba field and the loss on early extinguishment of debt in 2012, partially offset by increased expenses related to reimbursement agreements covering certain of our abandonment liabilities.

Adjusted EBITDA decreased to $3.3 million for the third quarter of 2013 from $51.6 million for the same period in 2012 due to decreased revenue as a result  of maintenance shutdowns on our North Sea assets and foreign currency losses on long-term liabilities, partially offset by expenses related to our reimbursement agreements covering certain of our abandonment liabilities.  For definitions of Net Loss as Adjusted and Adjusted EBITDA, and a reconciliation of each to the nearest comparable GAAP measure, please see “Reconciliation of Non-GAAP Measures.”

Our cash flows provided by operating activities increased to $54.8 million for the nine months ended September 30, 2013 as compared to cash flows provided by operating activities of $1.3 million for the same period in 2012.  The change was primarily due to increased revenue from

Endeavour International Corporation

the initial production at Bacchus and our additional interest in Alba and the proceeds of Forward Sales, partially offset by increased interest expense related to our outstanding indebtedness.

Revenue and Sales Volume

Our physical daily production was 7,980 BOE and 10,724 BOE for the third quarter of 2013 and 2012, respectively, reflecting the decreased volumes related to planned maintenance periods  at certain of our U.K. properties.  During the third quarter of 2013, the Alba field completed its maintenance, thereby providing no liftings for the period.  For the third quarter of 2013 and 2012, we had sales volume of 4,725 BOE per day and 11,006 BOE per day, respectively.

Our physical daily production was 8,940 BOE and 7,059 BOE for the nine months ended September 30, 2013 and 2012, respectively, reflecting the impact of the production from Bacchus and our increased interest in Alba.    For the nine months ended September 30, 2013 and 2012, we had sales volume of 8,794 BOE per day and 6,635 BOE per day, respectively.  The increases in sales volume were primarily attributable to the production from Bacchus and our increased interest in Alba.

Our revenues increased from $121.4 million during the nine months ended September 30, 2012 to $220.7 million in the same period in 2013.  The increase in revenue is a result of the production from the Bacchus and Alba fields.  Our revenues decreased from $83.3 million during the third quarter of 2012 to $36.9 million in the same period of 2013.  These decreases are primarily a result of production losses due to the maintenance shutdown of the Alba field during the third quarter of 2013.

We record oil revenues when deliveries have occurred and legal ownership of the oil transfers to the customer.  While certain of our U.K. oil fields produce into pipelines and thereby allow us to record revenue each month, the remaining fields, including the Alba field, are dependent upon tanker liftings to deliver oil production to the buyers.  For certain of our U.K. fields, including the Alba field, we sell production on a monthly basis, although the production remains in the field’s storage tanks until the tanker lifting.  The inventory associated with these sales remains on our balance sheet and the revenue is deferred until the production is shipped out of our storage tanks.    During the first quarter of 2013, production at the Alba field was impacted by an unplanned five-day shutdown and lower than expected production levels due to continuing processing problems.  The lower production levels during the first quarter of 2013 delayed the tanker lifting until the second quarter of 2013.  As a result, we had two tanker liftings at Alba during the second quarter of 2013.  Because Alba was shutdown for the planned maintenance program from mid-August to mid-September 2013, there were no liftings during the third quarter.  Drilling at the Alba field is scheduled to recommence in November 2013 with an additional well.  While the timing of tanker liftings affect when we record revenue from Alba, physical production and cash receipts are unaffected.

We may utilize financial commodity derivatives, negotiated pricing in our marketing contracts and forward sales to achieve a more predictable cash flow by reducing our exposure to price fluctuations.  At September 30, 2013, we had the following floors and ceilings embedded within our marketing contracts and forward sales:

Endeavour International Corporation

	Fourth Quarter 2013	First Quarter 2014	Second Quarter 2014
Oil:
Volumes (Mbbl)	387	472	360
Weighted Average Ceiling Price ($/Barrel)	$ 103.96	$ 109.81	$ 109.75
Weighted Average Floor Price ($/Barrel)	$ 96.63	$ 103.97	$ 102.50

Endeavour International Corporation

The following table shows our average sales volumes and realized sales prices for our operations for the periods presented.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2013	2012	2013	2012
Sales volume: (1)
Oil and condensate sales (Mbbls):
United Kingdom	327	812	2,039	1,099
United States	-	1	1	2
Total	327	813	2,040	1,101

Gas sales (MMcf):
United Kingdom	9	19	35	69
United States (2)	638	1,182	2,127	4,234
Total	647	1,201	2,162	4,303

Oil equivalent sales (MBOE):
United Kingdom	328	815	2,045	1,110
United States (2)	107	198	356	708
Total	435	1,013	2,401	1,818

Total BOE per day	4,725	11,006	8,794	6,635

Physical production volume (BOE per day): (1)
United Kingdom	6,824	8,573	7,586	4,474
United States	1,156	2,151	1,354	2,585
Total	7,980	10,724	8,940	7,059

Realized Price, before and after derivatives :
United Kingdom:
Oil and condensate price ($ per Bbl)	$106.82	$99.32	$104.77	$101.78
Gas price ($ per Mcf)	$7.92	$6.80	$8.03	$7.18
Equivalent oil price ($ per BOE)	$106.55	$99.09	$104.60	$101.16

United States:
Oil and condensate price ($ per Bbl)	106.78	$92.93	94.84	96.19
Gas price ($ per Mcf)	$2.99	$2.09	$3.15	$2.11
Equivalent oil price ($ per BOE)	$18.29	$12.88	$19.13	$12.95

Realized Price, before and after derivatives:
Oil and condensate price ($ per Bbl)	$106.82	$99.31	$104.76	$101.76
Gas price ($ per Mcf)	$3.06	$2.16	$3.23	$2.19
Equivalent oil price ($ per BOE)	$84.89	$82.24	$91.95	$66.80
(1)

We record oil revenues when deliveries have occurred and legal ownership of the oil transfers to the customer.  Physical production may differ based on the timing of tanker liftings for international sales.

Endeavour International Corporation

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

Expenses

For the third quarter of 2013, operating expenses decreased to $16.4 million as compared to $24.0 million for the same period in 2012.  This decrease was primarily the result of the shutdown of the Alba field for routine maintenance from mid-August to September 2013 and drilling delays at the Rochelle field.  For the nine months ended September 30, 2013 and 2012, operating expenses were $72.0 million and $34.6 million, respectively.  These increases for the nine month period were primarily due to costs related to our increased interest in the Alba field, initial production from the Bacchus field and operating expenses of approximately $9.7 million for the third quarter of 2012 and nine months ended September 30, 2012 related to the initial purchase price value allocation of inventory at Alba as of the acquisition date.

Operating costs per BOE increased from $23.68 per BOE for the third quarter of 2012 to $37.63 per BOE for the same period in 2013 primarily due to the effect of lower sales volumes resulting from the lack of tanker liftings at Alba during the third quarter of 2013.  In addition, certain of our operating expenses are fixed costs and do not vary with the amount of sales volumes each quarter.  With the lower sales volumes at Alba, this fixed cost component of operating expenses increased the operating expense per BOE for the third quarter of 2013.

DD&A expense decreased to $18.6 million from $23.8 million for the third quarter of 2013 and 2012, respectively, primarily due to the decreased sales volumes for the third quarter as previously discussed.  DD&A expense increased to $93.5 million from $42.3 million for the nine months ended September 30, 2013 and 2012, respectively.  The increased sales volumes related to our increased interest in the Alba field, production from the Bacchus field and additional accretion expense related to the increased abandonment liabilities assumed upon the closing of the Alba field acquisition contributed to the increase over the comparative period.

We recorded an impairment of $6.0 million during the third quarter of 2013.  For the third quarter of 2013, the prices used in the full cost ceiling test for our U.S. properties were $95.06

Endeavour International Corporation

per barrel for oil and $3.61 per Mcf for gas.  For the nine months ended September 30, 2013, we recorded a pre-tax impairment of $9.6 million for our U.S. oil and gas properties.  The primary reason for the U.S. impairment was the evaluation of assets not subject to amortization where we no longer intend to pursue and accordingly are included in the full cost pool.  For the third quarter of 2012, we recorded a pre-tax impairment of $11.4 million related to our U.S. oil and gas properties through the application of the full cost ceiling test at the end of the quarter.  For the nine months ended September 30, 2012, we recorded a pre-tax impairment of $47.1 million related to our U.S. oil and gas properties.  The impairment was primarily due to the decline in U.S. gas prices.  The prices used to determine the impairment for our U.S. properties for the third quarter of 2012 were $94.84 per barrel for oil and $2.78 per Mcf for gas.

For the third quarter of 2013, the prices used in the full cost ceiling test for our U.K. properties were $108.67 per barrel for oil and $10.51 per Mcf for gas.  We have not recorded any impairment related to our U.K. properties.

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

General and administrative (“G&A”) expenses decreased to $3.9 million for the third quarter of 2013 as compared to $5.0 million for the corresponding period in 2012 as a result of a decrease in employee compensation expense and lower travel expenses.  Components of G&A expenses for these periods are as follows:

(Amounts in thousands)	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2013	2012	2013	2012
Compensation	$4,000	$4,814	$14,988	$15,320
Consulting, legal and accounting fees	2,278	2,211	7,217	6,316
Amounts recovered from joint interest partners	(1,241)	(806)	(6,295)	(2,539)
Other expenses	525	1,549	3,644	5,050
Total gross cash G&A expenses	5,562	7,768	19,554	24,147

Non-cash stock-based compensation	1,464	1,758	4,672	4,872
Gross G&A expenses	7,026	9,526	24,226	29,019
Less: capitalized G&A expenses	(3,113)	(4,500)	(9,950)	(13,640)
Net G&A expenses	$3,913	$5,026	$14,276	$15,379

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

Endeavour International Corporation

In addition, we capitalize a portion of interest as a result of our increased drilling activity at Alba, Bacchus and Rochelle.  The components of interest expense are as follows:

(Amounts in thousands)	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2013	2012	2013	2012
Interest expense on debt outstanding
at September 30, 2013	$27,309	$22,275	$78,264	$53,072
Interest expense on retired debt	-	820	-	19,526
Amortization of loan costs and discount	6,635	3,225	15,330	10,536
Gross interest expense	33,944	26,320	93,594	83,134

Less: capitalized interest	(7,483)	(8,267)	(21,248)	(20,118)

Net interest expense	$26,461	$18,053	$72,346	$63,016

Interest expense increased to $26.5 million for the third quarter of 2013 as compared to $18.1 million for the corresponding period in 2012, primarily due to increased outstanding debt.  For the nine months ending September 30, 2013 and 2012, we had non-cash interest expense, including amortization of loan costs and discount, of $20.6 million and $17.6 million, respectively.

Letter of credit fees were $7.3 million and $9.4 million for the third quarter of 2013 and 2012, respectively.  The letter of credit fees are expenses related to our reimbursement agreements covering certain of our abandonment liabilities.  Letter of credit fees were $25.8 million and $12.4 million for the nine months ended September 30, 2013 and 2012, respectively.  The increases in letter of credit fees for the nine months ended September 30, 2013 and 2012 were primarily due to the reimbursement agreement issued upon our acquisition of additional interest in Alba.

Other income (expense) increased to $(4.5) million during the nine months ended September 30, 2013 as compared to $(1.8) million for the corresponding period in 2012.  The changes in other income (expense) are primarily attributable to the effects of foreign currency fluctuations on our abandonment liabilities.

Income Taxes

The following summarizes the components of tax expense (benefit):

Endeavour International Corporation

(amounts in thousands)	U.K.	U.S.	Other	Total
Nine Months Ended September 30, 2013:
Net loss before taxes	$(30,152)	$(35,459)	$(4,347)	$(69,958)

Current tax expense (1)	15,121	-	-	15,121
Deferred tax benefit	(17,262)	-	-	(17,262)
Income tax benefit	(2,141)	-	-	(2,141)

Net loss	$(28,011)	$(35,459)	$(4,347)	$(67,817)

Nine Months Ended September 30, 2012:
Net loss before taxes	$(43,070)	$(75,274)	$(4,853)	$(123,197)

Current tax expense (1)	12,425	-	-	12,425
Deferred tax benefit	(15,849)	-	-	(15,849)
Income tax benefit	(3,424)	-	-	(3,424)

Net loss	$(39,646)	$(75,274)	$(4,853)	$(119,773)

(1)	The current tax expense (benefit) in both 2013 and 2012 is related to Petroleum Revenue Tax on our Alba field in the U.K.

During July 2012, the U.K. government enacted legislation (retroactive to March 2012) to restrict decommissioning expenditures to 20% for supplemental corporate tax, in addition to the U.K. corporate tax of 30%, resulting in total tax relief available for decommissioning at 50%.  The increase in tax expense as a result of this enactment was $8.4 million.

The change in income tax expense (benefit) from $(3.4) million to $(2.1) million for the nine months ended September 30, 2012 and 2013, respectively, was primarily the result of increased income in the U.K. due to the initial production from Bacchus and our increased interest in Alba.

In 2013 and 2012, we did not record any income tax benefits in the U.S., as there was no assurance that we could generate any U.S. taxable earnings, resulting in a full valuation allowance against the deferred tax assets generated.

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

Endeavour International Corporation

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

Provided below are reconciliations of net loss to Net Loss as Adjusted and Adjusted EBITDA:

(Amounts in thousands)	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2013	2012	2013	2012
Net loss	$(39,885)	$(33,702)	$(67,817)	$(119,773)
Impairment of oil and gas properties (net of tax) (1)	6,032	11,416	9,566	47,116
Unrealized gains (losses) on derivatives (net of tax) (2)	(855)	265	(1,158)	58
Loss on early extinguishment of debt (net of tax) (3)	-	-	-	17,762
Deferred tax expense related to U.K. tax rate change		8,393		8,393

Net Loss as Adjusted	$(34,708)	$(13,628)	$(59,409)	$(46,444)

Net loss	$(39,885)	$(33,702)	$(67,817)	$(119,773)
Unrealized gains (losses) on derivatives	(855)	1,204	(1,158)	2,178
Net interest expense	26,441	18,005	72,290	62,789
Letter of credit fees	7,274	9,378	25,782	12,442
Loss on early extinguishment of debt	-	-	-	21,661
Depreciation, depletion and amortization	18,596	23,759	93,466	42,292
Impairment of oil and gas properties	6,032	11,416	9,566	47,116
Income tax expense (benefit)	(14,330)	21,505	(2,141)	(3,424)

Adjusted EBITDA	$3,273	$51,565	$129,988	$65,281

(1)	Since the impairments related to U.S. oil and gas properties, we recognized no tax benefits as there was no assurance that we could generate any U.S. taxable earnings.
(2)	Net of tax benefit of none, $939, none and $2,120, respectively.
(3)	Net of tax benefit of $3,899 for the nine months ended September 30, 2012.

Endeavour International Corporation

Liquidity and Capital Resources

The following table summarizes our net cash flows from operating, investing and financing activities for the periods indicated.  For additional details regarding the components of our primary cash flow amounts, see the Condensed Consolidated Statements of Cash Flows under Item 1 of this report.

(amounts in thousands)	Nine Months Ended September 30,
	2013	2012

Net cash provided by operating activities	$54,787	$1,344
Net cash used in investing activities	$(178,773)	$(404,213)
Net cash provided by financing activities	$125,158	$372,555

The net cash flows used in operating activities are primarily impacted by the earnings from our business activities.  The cash flows provided by operating activities were $54.8 million for the nine months ended September 30, 2013 as compared to $1.3 million provided by operating activities for the nine months ended September 30, 2012, primarily due to our increased revenue from the Alba Acquisition and the proceeds of the Forward Sale.

Our debt facilities, letters of credit, reimbursement agreements, monetary production payment and related transactions for 2013 and 2012 are as follows:

•

Revolving Credit Facility:  In April 2012, we entered into a Credit Agreement with Cyan, as administrative agent.  At September 30, 2013 and December 31, 2012, we had $115 million outstanding under the Revolving Credit Facility.

•	2018 Notes: In 2012, we completed the private placement of $554 million of 12% notes due 2018 (the “2018 Notes”). The private placement took place in three parts:
o	$350 million aggregate principal amount of the First Priority Notes in February;
o	$150 million aggregate principal amount of the Second Priority Notes also in February; and
o	an additional $54 million aggregate principal amount of the First Priority Notes in October.
o	The net proceeds were used to fund the acquisition and repay all outstanding amounts under the Senior Term Loan.
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

Endeavour International Corporation

•

Monetary Production Payment:  In March 2013, we entered into a $125 million monetary production payment, which was subsequently increased in August 2013 to $150 million.  If repayment is made on the existing amortization schedule without any prepayments, we would pay approximately $175 million by 2015, including implied interest.  The monetary production payment is to be repaid from our entitlements from the Alba and Bacchus fields.

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

•

Forward Sale:  In September 2013, we entered a forward sale agreement for a payment of approximately $22.5 million in return for a specified volume of crude oil in excess of 200,000 barrels to be delivered over a six month delivery period from our U.K. North Sea production.

Our equity issuances for 2013 and 2012 are as follows:

•	June 2012: a public offering of 8.6 million shares of our common stock offering for net proceeds of $61.3 million.

Certain of our outstanding debt instruments contain certain financial ratio covenants.  We were in compliance with all financial covenants in our debt obligations as of September 30, 2013 and December 31, 2012.

Endeavour International Corporation

Drilling Program

Our capital expenditures were as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(Amounts in thousands)	2013	2012	2013	2012

Direct Oil & Gas Capital Expenditures:
U.K.	$27,000	$43,145	$123,427	$127,033
U.S	2,159	1,684	4,713	13,747
	29,159	44,829	128,140	140,780

Acquisitions	1,129	332	2,602	191,943
	30,288	45,161	130,742	332,723

Capitalized G&A, Interest and Other	10,596	13,622	31,066	37,724

Asset Retirement Obligations	1,872	521	(1,639)	521

Total Capital Expenditures and Acquisitions	$42,756	$59,304	$160,169	$370,968

Asset Retirement Obligations Paid	$8,510	$3,096	$22,779	$7,838

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

Endeavour International Corporation

Alba

In April 2013, operations commenced on a three-well infill drilling program at the Alba field.  The first of the three planned development wells was completed during June 2013 and a second subsea well was completed during August 2013.  Alba was shutdown for the planned maintenance program from mid-August to mid-September 2013.  The previous water handling, turbine and emulsion concerns have been addressed and the field is currently ramping back up to full production levels. Production has achieved rates of over 25,000 BOE per day and the operator is working to maintain consistent production rates with on-going operational activities.  The 2013 platform drilling campaign is due to recommence in November 2013 with an additional well.  We expect the drilling, in combination with improvements in the process systems implemented during the shutdown, to result in better production levels from the field than we have experienced during 2013.  We have a 25.68% working interest in the Alba field.

Bacchus

We hold a 30% working interest in our Bacchus field asset, which is operated by Apache Corporation, who owns a 50% working interest.  During 2012, we drilled the first and second development wells and achieved first production.  With the additional positive data gained from the second development well, the Bacchus partners decided to observe production results before making a final decision to optimize the placement of the third development well.  Drilling of the third well began in April 2013 and was completed in July 2013.  The well flowed at an initial production rate of 9,600 barrels per day.  Current production at the field is 13,000 BOE per day gross, in line with the expected field performance.  During the third quarter of 2013, a new 3D seismic survey was shot over the Bacchus field as an extension of the Forties field seismic survey to gain additional understanding of field performance and identify additional Bacchus development opportunities.

Rochelle

Our working interest in the Rochelle field development area is 44% and covers 15/26b, 15/26c and 15/27 Blocks.  We began drilling the first of the two planned development wells in mid-2012.  With drilling delays, the Rochelle project subsea infrastructure outpaced the drilling operations.  The joint interest partners decided to suspend the first well due to the inability to perform simultaneous pipe-lay and development drilling operations.  In October 2012, the drilling rig moved off location to allow for the hook-up of the pipelines and flow-lines to the subsea manifolds, thereby delaying our estimated start of production from the fourth quarter of 2012 to the first quarter of 2013.  The pipeline system, umbilicals and tie-ins to the host Scott Platform have now been completed and tested.  In January 2013, the rig returned to the East Rochelle site to continue final drilling.

In February 2013, following a severe storm lasting several days, we performed a routine inspection of the conductor, well head and blow out preventer systems which revealed that a non-uniform hole had been formed around the conductor.  As a result of this finding, drilling operations were suspended on the East Rochelle E1 well.  The E1 well was plugged and abandoned in August 2013.  We have made an insurance claim to recover certain abandonment

Endeavour International Corporation

and redrill costs; however, no assurance can be given, however, that we could successfully recover any costs.

To mitigate delays while we conducted our analysis of the East Rochelle well, we moved the rig to the West Rochelle area and commenced drilling of the second production well in the first quarter of 2013.  Drilling on the second Rochelle development well, the E-2 well at East Rochelle, began in late July 2013.

The owners of the Scott Platform, Rochelle’s off-take solution, performed their annual shutdown during the third quarter of 2013 and production from the Scott platform has now resumed.    Production from the West Rochelle well began on October 23, 2013.  Following first production, Rochelle is in a 30-day proving period and the W1 well is being ramped up to its full potential. Current production is 44 MMcf per day with 2,500 barrels of oil a day of associated condensate, which is in line with operational expectations for the new infrastructure on the Scott Platform.  The E-2 well is expected to begin producing later during the fourth quarter of 2013.    When fully operational, the production from the Rochelle field is expected to exceed the available production capacity at the Scott Platform.

Centurion

In March 2013, we began drilling an exploration well at our Centurion prospect, where we hold a 33.3% interest.  We reached target depth on the exploration well, completed plugging and abandonment operations during the second quarter of 2013.  The well confirmed the presence of hydrocarbon-bearing Fulmar reservoir sands; however, these sands were thinner than anticipated.  As a result, we do not intend to pursue further exploration activities on Centurion.

United States Capital Program

Our primary focus in the U.S. has been onshore unconventional oil and gas developments.  With U.S. gas prices expected to remain relatively depressed, we are limiting our capital expenditures in 2013 to primarily those expenditures necessary to maintain our acreage positions and fulfill minor drilling commitments.

In June 2013, we began drilling our Wiley Federal Unit well located in Rio Blanco County, Colorado.  During the third quarter, the well was successfully drilled, cored and logged.  The data indicates liquids-rich gas potential in both the Niobrara and Frontier formations. The well is being evaluated for a future horizontal re-entry sometime next year.  In a separate operation in Mesa County, Colorado, we obtained Niobrara cores in a third party well where we have drill-to-earn options that may be exercised by horizontal drilling in 2014.  In total, we have leasehold and drilling options over approximately 40,000 gross acres in this liquids-rich Cretaceous play.

Endeavour International Corporation

Outlook

2013 Planned Capital Expenditures

We anticipate that 2013 direct capital expenditures, in the U.K. North Sea, will be in the $170 million to $180 million range, as follows:

United Kingdom:
Drilling and completions	$120 million to $130 million
Maintenance capital	$35 million
Exploration, seismic and other	$15 million
Total U.K.	$170 million to $180 million

United States	$10 million to $30 million

Total direct oil and gas capital	$180 million to $210 million

In the U.K., the anticipated capital expenditures are primarily to bring the Rochelle development on line, drill the third well at Bacchus, maintain production at Alba and plug and abandon the well the East Rochelle E1 well.

The U.S. anticipated capital expenditures are primarily discretionary.

Our 2013 anticipated capital expenditures are also subject to change depending on a number of factors, including the availability and costs of drilling and completion equipment, crews, economic and industry conditions, prevailing and anticipated prices for oil and gas, the availability of sufficient capital resources, drilling success and other normal factors affecting the oil and gas industry.

Decommissioning Expenditures

Production from each of our Ivanhoe, Rob Roy, Hamish (collectively, “IVRRH”), Renee, Rubie and Goldeneye fields has ceased and we have performed minor maintenance and decommissioning activities over the last several years.  Previously, we expected to re-develop our IVRRH, Renee and Rubie fields if commercially attractive and practicable once the development activities at Rochelle are operational.  During 2012, we determined that it was no longer practicable to re-develop these fields.  As a result, decommissioning work on the fields will be accelerated and we expect to incur approximately $30 million to $35 million in decommissioning charges during 2013.  For the nine months ended September 30, 2013, we spent $22.8 million in decommissioning costs.

Endeavour International Corporation

Fourth Quarter Production Guidance

With Rochelle and Alba ramping up over the course of the fourth quarter, average daily production volumes are expected to be in the range of 12,000 – 13,000 BOE per day for the period.  Sales volumes recorded as revenue will be affected by the number of actual liftings from the Alba field.  Currently, one lifting is expected during the fourth quarter.

Disclosures About Contractual Obligations and Commercial Commitments

The following table sets forth our obligations and commitments to make future payments under our lease agreements and other long-term obligations as of September 30, 2013:

(Amounts in thousands)	Payments due by Period
	Total	Less than 1 Year	1-3 Years	3-5 Years	After 5 Years
Long-term debt (1):
Principal	$880,408	$115,163	$211,245	$554,000	$-
Interest (2)	346,188	85,133	162,375	98,680	-
Monetary production payment (1):
Principal	145,834	19,167	126,667	-	-
Effective interest	24,761	19,349	5,412	-	-
Asset retirement obligations	166,055	35,945	66,141	31,871	32,098
Letter of credit fees (1)	18,338	18,338	-	-	-
Leases for offices and equipment	5,482	1,650	3,272	560	-

Total Contractual Obligations	$1,587,066	$294,745	$575,112	$685,111	$32,098

(1)	Our debt, monetary production payment and letter of credit fees reflect the amounts outstanding as of September 30, 2013.

(2)	Interest on out 11.5% convertible bonds is added to the outstanding principal balance each quarter and reflected as due upon maturity.

Off-Balance Sheet Arrangements

At  September 30, 2013,  our reimbursement agreements related to abandonment liabilities were off-balance sheet arrangements.  The reimbursement agreements cover approximately $153 million of our abandonment liabilities for certain of our U.K. oil and gas properties.  Under these agreements, unaffiliated third parties pledged cash to secure letters of credit covering certain of our abandonment liabilities and we agreed to reimburse the pledged cash in the event that the letters of credit are drawn and pledged cash is utilized to satisfy the commitment.  We have no cash collateral associated with the reimbursement agreements and the commitments under the

Endeavour International Corporation

reimbursement agreements are not recorded as liabilities.  The associated abandonment obligations are recorded in other long-term liabilities as part of our asset retirement obligations.  Fees and expenses related to the reimbursement agreements are included in other expenses on our condensed consolidated statement of operations.  See Note 15 to our unaudited consolidated financial statements for additional information concerning these agreements.

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

We have based these forward-looking statements on our current expectations and assumptions about future events.  While our management considers these expectations and assumptions to be reasonable, they are inherently subject to significant business, economic, competitive, regulatory and other risks, contingencies and uncertainties, most of which are difficult to predict and many of which are beyond our control.  These risks, contingencies and uncertainties, which may not be exhaustive, relate to, among other matters, the following:

•	discovery, estimation, development and replacement of oil and gas reserves;
•	decreases in proved reserves due to technical or economic factors;
•	drilling of wells and other planned exploitation activities;
•	our high level of indebtedness;
•	adverse weather conditions;

Endeavour International Corporation

•	timing and amount of future production of oil and gas;
•	the volatility of oil and gas prices;
•	availability and terms of capital;
•	operating costs such as lease operating expenses, administrative costs and other expenses;
•	our future operating or financial results;
•	amount, nature and timing of capital expenditures, including future development and decommissioning costs;
•	cash flow and anticipated liquidity;
•	availability of drilling and production equipment;
•	uncertainties related to drilling and production operations;
•	cost and access to natural gas gathering, treatment and pipeline facilities;
•	outcome of legal disputes;
•	environmental hazards, such as natural gas leaks, oil spills and discharges of toxic gases;
•	business strategy and the availability of acquisition opportunities; and
•	factors not known to us at this time.

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

(ii)	that our disclosure controls and procedures were effective as of September 30, 2013.

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

Endeavour International Corporation

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

3.2(c)		Amendment to Amended and Restated Bylaws dated January 14, 2013 (Incorporated by reference to Exhibit 3.1 to our Current Report on Form 8-K (Commission File No. 001-32212) filed on January 15, 2013).
3.2(d)		Amendment to Amended and Restated Bylaws dated May 22, 2013 (Incorporated by reference to Exhibit 3.1 to our Current Report on Form 8-K (Commission File No. 001-32212) filed on May 23, 2013).
10.1	*	Supplemental Deed of Amendment and Restatement between Endeavour Energy UK Limited and Cidoval S.à.r.l. dated May 21, 2013.
10.2	*	Second Supplemental Deed of Amendment and Restatement between Endeavour Energy UK Limited and Cidoval S.à.r.l. dated August 15, 2013.
10.3	*

Conformed Credit Agreement reflecting First Amendments through Third Amendment amoung Endeavour International Corporation, Endeavour Energy UK Limited, various lends and Cyan Partners, L.P., as administrative agent, dated as of April 12, 2012.

10.4

Separation Agreement and General Release by and between Endeavour International Corporation and Carl D. Grenz dated as of October 16, 2013 (Incorporated by reference to Exhibit 10.1 of our Current Report on Form 8-K (Commission File No. 001-32212) filed on October 22, 2013).

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

Endeavour International Corporation

Date: November 8, 2013	/s/ Catherine L. Stubbs	/s/ Stanley W. Farmer
	Catherine L. Stubbs	Stanley W. Farmer
	Senior Vice President and	Vice President and
	Chief Financial Officer	Chief Accounting Officer
	(Principal Financial Officer)	(Principal Accounting
Officer)