Form 10-K
period 2013-12-31
ENDEAVOUR INTERNATIONAL CORP
filed 2014-03-17
CIK 1112412

United States Securities and Exchange Commission
Washington, D.C. 20549

Form 10-K

☒ Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the Fiscal Year Ended December 31, 2013
☐ Transition Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934
For the transition period from _________ to ___________

Commission File Number: 001-32212

Endeavour International Corporation
(Exact name of registrant as specified in its charter)

Nevada	88-0448389
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

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

Large accelerated filer ☐	Non-accelerated filer ☐
Accelerated filer ☒	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☒ No

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant was $168.5 million computed by reference to the closing sale price of the registrant’s common stock on the New York Stock Exchange on June 30, 2013, the last business day of the registrant’s most recently completed second fiscal quarter. Shares of common stock held by executive officers and directors of the registrant are not included in the computation.

As of March 13, 2014, 50.5 million shares of the registrant’s common stock were outstanding.

Documents Incorporated By Reference:

Portions of the registrant’s definitive proxy statement relating to the 2014 Annual Meeting of Stockholders, which will be filed within 120 days of December 31, 2013, are incorporated by reference into Part III of this Annual Report on Form 10-K.

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

Our Company

Endeavour International Corporation (a Nevada corporation formed in 2000) is an independent oil and gas company engaged in the acquisition, exploration and development of energy reserves and resources in the United Kingdom (“U.K.”) North Sea and United States (“U.S.”) onshore.  We began our operations focused on the U.K. and Norwegian sectors of the North Sea.  In 2009, we sold our Norwegian operations, utilizing the proceeds to expand our U.S. position in the fourth quarter of 2009 and early 2010, purchasing both producing properties and exploration acreage.  Since 2010, our focus has been on the acquisition of additional interests and advancement of our primary development projects in our U.K. fields – Bacchus in 2011, Alba in 2012, and Rochelle in 2013.

Our Areas of Operation

Our operations are organized into two main geographic regions: the U.K. North Sea and U.S. onshore.  As of December 31, 2013, our estimated proved reserves were 23.5 MMBOE, compared to 25.7 MMBOE as of December 31, 2012, of which approximately 92% were located in the U.K. and approximately 8% were located in the U.S.

	As of December 31, 2013			Year Ended

	Estimated Proved Reserves			December 31, 2013
	Total		% Proved	Average Daily Physical Production
	(MMBOE)	% Oil	Developed	(BOE per day)

U.K. North Sea
Alba	9.2	97%	40%	4,163
Bacchus	1.1	94%	100%	3,527
Rochelle	8.9	17%	38%	756
Other fields	2.4	34%	23%	220
Total North Sea	21.6	57%	40%	8,665
U.S. Onshore	2.0	—	83%	1,257
Total	23.5	52%	44%	9,922

U.K. North Sea

The North Sea is a proven resource area where we have producing properties and exploration licenses.  Although capital and production costs are higher than conventional developments in the U.S., the quality of the oil, the political stability of the region, and the proximity of important markets with strong demand in Western Europe has made the North Sea an important oil and

Endeavour International Corporation

natural gas producing region.  Our recent focus in the North Sea has been on our three largest fields – Alba, Bacchus and Rochelle.  While Alba and Rochelle each represent nearly 40% of our proved reserves at December 31, 2013, the fields are in very different stages.  Alba is a mature oil field and our 2013 activity has involved infill drilling and operational activities.  Rochelle is primarily a liquids-rich gas field that started production in October 2013.  The Bacchus field is an oil field that began production in May 2012, reached payout after 15 months and completed its development operations during 2013.

Alba

In May 2012, we acquired an additional 23.43% interest in the Alba field, which increased our total working interest in the field to 25.68%.  In April 2013, operations commenced on a three-well infill drilling program.  The first two development wells were completed by August 2013, just prior to the shutdown for the planned maintenance program from mid-August to mid-September 2013.  Following the shutdown, the operator identified that the water injection pipeline supplying pressure to the southern area of the field had ruptured, causing a portion of the southern region to be shut-in.  The Alba 2013 exit rate was 18,500 barrels per day gross, below the levels expected from the field.  Remedial action is currently being taken to reinstate partial water injection to offset some of the reduced production, and the permanent replacement of the pipeline is expected in late 2014.  The 2013 infill drilling campaign recommenced in November 2013 with an additional well that began producing during the first quarter of 2014.  We expect production to increase upon initial production from this development well.  An additional two development wells are scheduled to be drilled during 2014.

Bacchus

At December 31, 2013, we held a 30% working interest in our Bacchus field asset.  In 2012, we achieved production from the first two development wells and the third well was completed in July 2013.  The 2013 production exit rate at the field was over 10,000 barrels per day gross.  During the third quarter of 2013, a new 3D seismic survey was shot over the Bacchus field to gain additional understanding of field performance and identify additional Bacchus development opportunities.  Consistent with the original development plans, the first well drilled is expected to be turned into a water injector during the second quarter of 2014.  This will provide pressure support to help sustain the field’s production rate and increase its overall recovery.  Production from the field is expected to continue to decline in line with our field estimates until additional development opportunities can be undertaken.

Rochelle

Our working interest in the Rochelle field, a gas-condensate field, is 44%.  Development drilling and subsea tie-ins have been underway since 2012.  In February 2013, following a severe storm lasting several days, we performed a routine inspection of the conductor, wellhead and blow out preventer systems which revealed that a non-uniform hole had been formed around the conductor.  As a result of this finding, the E1 well was plugged and abandoned.  We have made an insurance claim to recover certain abandonment and redrill costs; however, no assurance can be given that we can successfully recover any costs.

Endeavour International Corporation

By January 2014, both the E2 and W1 development wells at Rochelle were fully completed and tied-in to the production manifolds.  As part of the final installation and start-up of the E2 well, the W1 well was shut-in.    During the restart of production, a valve was discovered stuck in the ‘shut’ position on the outlet side of the Rochelle production manifold. An attempt to open the valve manually was unsuccessful and the operator secured an intervention vessel to open the valve.  The valve was successfully opened in February 2014.   The E2 well commenced production on February 28, 2014.  The E2 production is ramping up and the W1 well is anticipated to restart production in March 2014.  This unanticipated downtime will negatively affect our daily production rates and associated revenue for the first quarter of 2014, as well as our near-term liquidity.  When both E2 and W1 wells are on production, we expect the production from the Rochelle field to be able to exceed the available production capacity at the Scott platform.

U.S. Onshore

During 2009, we began acquiring acreage in U.S. onshore resource plays. Our primary focus in the U.S. has been onshore unconventional oil and gas developments.  We believe that our U.S. acreage provides us with development projects with shorter time frames to first production at lower costs than our North Sea assets. Our U.S. activity has targeted reserve and production growth in proven shale gas plays, including the Louisiana Haynesville and Pennsylvania Marcellus areas.  We are also targeting emerging oil-prone and liquids-rich plays, including the Montana Heath oil play and our new interests in the Colorado Niobrara play area.  With U.S. gas prices remaining relatively depressed during 2013, we limited our capital expenditures to primarily those expenditures necessary to maintain our acreage positions and fulfill minor drilling commitments.

Our strategy for our U.S. operations has been to employ a measured approach that seeks to balance U.S. natural gas prices with drilling costs.  We plan to continue this disciplined approach, which includes:

•	using our flexibility to curtail drilling expenditures, where possible, until U.S. natural gas prices and well economics improve;
•	drilling only necessary wells in the Haynesville area to maintain acreage positions;
•	leasing and testing new areas that we believe provide liquids-rich potential, with emphasis on the Niobrara play area in Colorado; and
•	analyzing well results and monitoring offset drilling activity in the Heath Shale oil play in Montana prior to making significant capital commitments.

Marcellus Area

On November 8, 2013, we closed on a purchase and sale agreement and formed a joint venture partnership with Samson Exploration LLC (“Samson”), which included a sale of 50% of our upstream and midstream assets in the Pennsylvania Marcellus area to Samson.  The agreement provides for the joint development of the Marcellus assets and includes a financing component.  This joint venture provides the necessary capital for the next development phase in the core Daniel Field in Cameron County, Pennsylvania.  The partnership has plans underway to complete three previously drilled and cased horizontal Marcellus wells.  These wells will be tied

Endeavour International Corporation

to a new third-party pipeline being constructed by EQT Corporation that will allow firm capacity up to 10 MMcf per day, with potential for future expansion.  Endeavour will operate this initial phase of activity, which we expect to complete by mid-2014.  At December 31, 2013, we had approximately 27,200 gross acres and 13,400 net acres in the Pennsylvania Marcellus area.

We currently have five producing wells and three wells awaiting completion.  No new drilling is required until late 2014 to hold key leasehold acreage in Cameron County.

Haynesville Area

We have working interests in three Haynesville producing project areas in Louisiana totaling approximately 7,250 gross acres and 3,300 net acres.  We have working interests in 19 Haynesville units which are currently held by production with an estimated 80 or more remaining gross locations yet to be developed, depending on ultimate development well spacing.  No new drilling is currently required in the Haynesville area to maintain our acreage position.

Heath Shale Oil Play

We have interests in approximately 60,050 net acres in the emerging Heath Shale oil play in Montana, primarily in Rosebud and Garfield Counties.  We have two vertical pilot test wells where we continue to evaluate potential horizontal targets penetrated within the Heath Shale and Tyler Formation.  We are also evaluating offset well results in the surrounding area and will consider that information as we determine our next operational steps.  Until we have completed our evaluation, we do not expect to make significant capital expenditures related our interests in the Heath Shale oil play.

Niobrara Play

During 2012 and 2013, we acquired leasehold and drilling rights to earn approximately 40,000 gross and 27,000 net acres in the Niobrara play in northwest Colorado, which has liquids-rich potential.  In 2013, we formed a 23,000 acre Federal Unit in Rio Blanco and Moffat Counties and drilled an initial vertical pilot test well in the Wiley Unit to evaluate the liquids-rich potential of the Niobrara and Frontier formations.  The well is being evaluated for a future horizontal re-entry in 2014.  In a separate operation in Mesa County in 2013, we obtained Niobrara cores in a third-party well where we have drill-to-earn options which may be exercised by horizontal drilling in 2014.  We expect to continue building our inventory of prospects in Colorado through leasehold acquisitions and drill-to-earn arrangements.

2014 Planned Expenditures

We expect that our total capital expenditure budget for 2014 will be approximately $70 million, of which we expect to spend approximately $45 million in the U.K., primarily on maintenance activities and drilling at Alba.  We expect to spend the remainder of our 2014 capital budget in the U.S. to maintain our acreage positions and advance the proof-of-concept in the Marcellus Are and Niobrara Play.  Our 2014 capital expenditure budget is subject to change depending on a number of factors, including the availability and costs of drilling and completion equipment, crews, economic and industry conditions, prevailing and anticipated prices for oil and gas, the

Endeavour International Corporation

availability of sufficient capital resources, drilling success and other normal factors affecting the oil and gas industry.

We intend to fund our 2014 capital expenditures primarily through cash on hand, cash flow generated from operations and our financing activities in early 2014.

For a complete discussion of our available sources of liquidity and our expected financing needs, please see “Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations — 2013 Liquidity and Capital Resources.”

Preliminary Capital Budget
United Kingdom:
Drilling and completions	$35 million - $50 million
Exploration, seismic and other	$5 million
Total U.K.	$40 million - $55 million
United States	$20 million to $25 million
Total direct oil and gas capital	$60 million to $80 million

Decommissioning Expenditures

Production from each of our Ivanhoe, Rob Roy, Hamish (collectively, “IVRRH”), Renee, Rubie and Goldeneye fields has ceased and we have performed maintenance and decommissioning activities over the last several years.  We expect to incur approximately $50 million in decommissioning charges during 2014.

For a complete discussion of our available sources of liquidity and our expected financing needs, please see “Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations — 2013 Liquidity and Capital Resources.”

Geographical Data

We operate in one industry segment, that being oil and gas exploration and production, in two geographical areas.  See Notes 23 and 27 to our consolidated financial statements in “Item 8.  Financial Statements and Supplementary Data” for geographic operating segment information, including results of operations and segment assets.

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

Significant Customers

Our sales in the U.K. are to a limited number of customers.  For the year ended December 31, 2013, our sales to Shell U.K. Limited accounted for more than 10% of revenue.  Our sales in the U.S. are sold through our arrangements with the operators of the fields, with the majority of the sales being to J-W Operating Company.

Employees

As of March 13, 2014, we had 41 full-time employees.  We believe that we maintain good relationships with our employees, none of whom are covered by a collective bargaining agreement.

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

There are a number of recent and forthcoming rules that may impact our North Sea operations.  In response to the apparent blowout of the Deepwater Horizon drilling rig in the Gulf of Mexico in 2010, the DECC has increased rig inspections over the last several years.  In addition, more rigor has been introduced in the approval process for emergency plans and the provision of

Endeavour International Corporation

financial responsibility for well control contingencies.  The E.U. is also proposing to introduce a directive on offshore safety.  We expect these measures to continue, or increase, over the near term.  Our operations in the North Sea are subject to the European Union’s REACH program, which requires the registration and ultimate phase out of certain hazardous chemicals.  Finally, depending on the scale of our operations, our offshore production facilities may be subject to compliance obligations under the E.U. emissions trading system (“E.U. ETS”) for greenhouse gas (“GHG”) emissions.  The E.U. ETS places a cap on GHG emissions from certain sources.  Sources that emit above their applicable caps must purchase allowances in order to comply with the E.U. ETS.  The E.U. has commenced the third phase of the E.U. ETS, running from 2013 to 2020, and therefore our activities in the North Sea are still potentially subject to the impacts of GHG limitations.  While allowance prices on the E.U. ETS remain low, the E.U. has approved a proposal to increase allowances prices by deferring the marketability of allowances by withholding a number of allowances from auction, know as “backloading.” Compliance with the above regulations may cause us to incur additional costs in our North Sea operations.

United States

Our U.S. operations are subject to stringent federal, state and local laws and regulations relating to environmental protection, as well as controlling the manner in which various substances, including wastes generated in connection with oil and gas industry operations, are released into the environment.  Compliance with these laws and regulations requires the acquisition of permits authorizing air emissions and wastewater discharge from operations and can affect the location or size of wells and facilities, limit or prohibit the extent to which exploration and development may be allowed, and require proper closure of wells and restoration of properties prior to closure and abandonment.  Failure to comply with these laws and regulations may result in the assessment of administrative, civil or criminal penalties, imposition of remedial obligations, incurrence of capital costs to comply with governmental standards, and even injunctions that limit or prohibit exploration and production operations or the disposal of substances generated in connection with such operations  Additionally, a release of hydrocarbons or wastes into the environment could, to the extent the event is not insured, subject us to substantial expenses, including removal and remediation costs, costs to resolve claims by third parties for personal injury or property damage, or by the U.S. federal government or state governments for natural resources damages.

The environmental laws we are subject to include:

•

The Comprehensive Environmental Response, Compensation, and Liability Act (“CERCLA”) and comparable state laws.  CERCLA imposes liability, without regard to fault or the legality of the original conduct, on certain classes of persons that are considered to have contributed to the release of a “hazardous substance” into the environment.

•

The Resource Conservation and Recovery Act (“RCRA”) and comparable state laws.  RCRA imposes detailed requirements for the generation, handling, storage, treatment and disposal of nonhazardous and hazardous solid wastes.

Endeavour International Corporation

•

The Federal Water Pollution Control Act, or the Clean Water Act, and comparable state laws. The Clean Water Act imposes restrictions and strict controls regarding the discharge of pollutants, including produced waters and other oil and natural gas wastes, into federal and state waters.

•

The federal Clean Air Act and comparable state laws.  The Clean Air Act restricts the emission of air pollutants from many sources, such as compressor stations, through air emissions standards, construction and operating permitting programs and the imposition of other compliance requirements.

•

The National Environmental Policy Act (“NEPA”).  NEPA required federal agencies, including the Department of Interior, to evaluate major agency actions, such as permitting oil and natural gas exploration and production activities on federal lands, that have the potential to significantly impact the environment.

In addition, we currently lease a number of properties that for many years have been used for the exploration and production of oil and gas.  Although we have utilized operating and disposal practices that were standard in the industry at the time, hydrocarbons or wastes may have been disposed of or released on or under the properties operated or leased by us or on or under other locations where such hydrocarbons or wastes have been taken for recycling or disposal.  In addition, many of these properties have been operated by third parties whose treatment and disposal or release of hydrocarbons or wastes was not under our control.  These properties and the hydrocarbons and wastes disposed thereon may be subject to laws and regulations imposing strict, joint and several, liability, without regard to fault or the legality of the original conduct, that could require us to remove or remediate previously disposed wastes or environmental contamination, or to perform remedial well plugging or pit closure to prevent future contamination.

Hydraulic Fracturing

Hydraulic fracturing is an important and common practice that is used to stimulate production of hydrocarbons, particularly natural gas, from tight formations.  We routinely utilize hydraulic fracturing techniques in many of our natural gas well drilling and completion programs.  The process involves the injection of water, sand and chemicals under pressure into the formation to fracture the surrounding rock and stimulate production.  The process is typically regulated by state oil and gas commissions.  However, the United States Environmental Protection Agency (the “EPA”) recently asserted federal regulatory authority over hydraulic fracturing involving diesel additives under the Safe Drinking Water Act’s Underground Injection Control Program.  At the same time, the EPA has commenced a study of the potential environmental impacts of hydraulic fracturing activities on water resources.  The EPA’s study includes 18 separate research projects addressing topics such as water acquisition, chemical mixing, well injection, flowback and produced water, and wastewater treatment and disposal.  The EPA has indicated that it expects to issue its study report in late 2014.  From time to time, legislation has been introduced before the United States Congress (“Congress”) to provide for federal regulation of hydraulic fracturing and to require disclosure of the chemicals used in the fracturing process.  In addition, some states have adopted, and other states are considering adopting, regulations that could impose more stringent permitting, disclosure and well construction requirements on

Endeavour International Corporation

hydraulic fracturing operations.  For example, Pennsylvania, and Colorado, have each adopted a variety of well construction, set back, and disclosure regulations limiting how fracturing can be performed and requiring various degrees of chemical disclosure.  If new laws or regulations that significantly restrict hydraulic fracturing are adopted, such laws could make it more difficult or costly for us to perform fracturing to stimulate production from tight formations.  In addition, if hydraulic fracturing becomes regulated at the federal level as a result of federal legislation or regulatory initiatives by the EPA, our fracturing activities could become subject to additional permitting requirements, and also to attendant permitting delays and potential increases in costs.  Restrictions on hydraulic fracturing could also reduce the amount of oil and natural gas that we are ultimately able to produce from our reserves.

Climate Change

In response to findings that emissions of carbon dioxide, methane and other greenhouse gases, or GHGs, present an endangerment to public health and the environment, the EPA has adopted regulations under existing provisions of the federal Clean Air Act that, among other things, establish Prevention of Significant Deterioration (“PSD”) construction and Title V operating permit reviews for certain large stationary sources that are potential major sources of GHG emissions. Facilities required to obtain PSD permits for their GHG emissions also will be required to meet “best available control technology” standards that will be established by the states or, in some cases, by the EPA on a case-by-case basis. These EPA rulemakings could adversely affect our operations and restrict or delay our ability to obtain air permits for new or modified sources. In addition, the EPA has adopted rules requiring the monitoring and reporting of GHG emissions from specified onshore and offshore oil and gas production sources in the United States on an annual basis, which include certain of our operations.  We are monitoring GHG emissions from our operations in accordance with the GHG emissions reporting rule and believe that our monitoring activities are in substantial compliance with applicable reporting obligations.

While Congress has from time to time considered legislation to reduce emissions of GHGs, there has not been significant activity in the form of adopted legislation to reduce GHG emissions at the federal level in recent years.  In the absence of such federal climate legislation, a number of state and regional efforts have emerged  that are aimed at tracking and/or reducing GHG emission by means of cap and trade programs that typically require major sources of GHG emissions, to acquire and surrender emission allowances in return for emitting those GHGs. If Congress undertakes comprehensive tax reform in the coming year, it is possible that such reform may include a carbon tax, which could impose additional direct costs on operations and reduce demand for the oil and natural gas we produce. Although it is not possible at this time to predict how legislation or new regulations that may be adopted to address GHG emissions would impact our business, any such future laws and regulations imposing reporting obligations on, or limiting emissions of GHGs from, our equipment and operations could require us to incur costs to reduce emissions of GHGs associated with our operations. Substantial limitations on GHG emissions could also adversely affect demand for the oil and natural gas we produce

Finally, it should be noted that some scientists have concluded that increasing concentrations of GHGs in the Earth’s atmosphere may produce climate changes that have significant physical effects, such as increased frequency and severity of storms, floods and other climatic event; if

Endeavour International Corporation

any such effects were to occur, they could have an adverse effect on our exploration and production operations.

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

Endeavour International Corporation

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

Offices

Our principal executive offices are located at 811 Main Street, Suite 2100, Houston, Texas 77002, and our telephone number is (713) 307-8700.  We also have offices in Aberdeen, Scotland, United Kingdom and in Denver, Colorado.

Endeavour International Corporation

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

Financial Information about Segment and Geographical Areas

We operate in one industry segment, that being oil and gas exploration and production, in two geographical areas.  See Note 27 to our consolidated financial statements in “Item 8. Financial Statements and Supplementary Data” for geographic operating segment information, including results of operations and segment assets.  Our revenues and long-lived assets by geographic area are included in Note 23 to our consolidated financial statements in “Item 8. Financial Statements and Supplementary Data” and incorporated herein by reference.

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

Endeavour International Corporation

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

•	our financial position and liquidity;
•	our business strategy;
•	recent and pending acquisitions;
•	budgets;
•	projected costs, savings and plans;
•	objectives of management for future operations;
•	legal strategies; and
•	legal proceedings.

We have based these forward-looking statements on our current expectations and assumptions about future events.  While our management considers these expectations and assumptions to be reasonable, they are inherently subject to significant business, economic, competitive, regulatory and other risks, contingencies and uncertainties, most of which are difficult to predict and many of which are beyond our control.  These risks, contingencies and uncertainties, which may not be exhaustive, relate to, among other matters, the following:

•	discovery, estimation, development and replacement of oil and gas reserves;
•	decreases in proved reserves due to technical or economic factors;
•	drilling of wells and other planned exploitation activities;
•	our high level of indebtedness and debt service costs;
•	adverse weather conditions;
•	uncertainties related to drilling and production operations, including the recent issues with our Rochelle asset;
•	timing and amount of future production of oil and gas;
•	ability to flow our production through aging infrastructure that is owned by others;
•	the volatility of oil and gas prices;
•	availability and terms of capital;
•	operating costs such as lease operating expenses, administrative costs and other expenses;
•	our future operating or financial results;
•	amount, nature and timing of capital expenditures, including future development costs;
•	cash flow and anticipated liquidity;
•	availability of drilling and production equipment;
•	cost and access to natural gas gathering, treatment and pipeline facilities;
•	outcome of legal disputes;
•	environmental hazards, such as natural gas leaks, oil spills and discharges of toxic gases;
•	business strategy and the availability of acquisition opportunities; and
•	factors not known to us at this time.

Endeavour International Corporation

Any of these factors, or a combination of these factors, could materially affect our financial condition or results of operations and the ultimate accuracy of a forward-looking statement.  The forward-looking statements are not guarantees of our future performance, and our actual results and future developments may differ materially from those projected in the forward-looking statements.  In addition, any or all of our forward-looking statements in this Annual Report on Form 10-K may turn out to be incorrect.  They can be affected by inaccurate assumptions we might make or by known risks and uncertainties, as mentioned in this “Item 1A. Risk Factors” and elsewhere in this Annual Report on Form 10-K.  Except as required by law, we undertake no obligation to update publicly or release any revisions to these forward-looking statements to reflect events or circumstances after the date of this Annual Report on Form 10-K. These cautionary statements qualify all forward-looking statements attributable to us or persons acting on our behalf.

Risks related to access to capital and financing

Our debt levels could negatively impact our financial condition, results of operations and business prospects.

As of December 31,  2013, we had $882.6 million in outstanding indebtedness.  Our indebtedness and other obligations could have important consequences on our operations, including:

•

requiring us to dedicate a substantial portion of our cash flow from operating activites to required payments on debt and other obligations, thereby reducing the availability of cash flow for working capital, capital expenditures and other general business activities;

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

We may not have sufficient funds to repay our outstanding debt and other obligations.  In addition, we cannot assure you that we will be able to generate sufficient cash flow from operating activities to pay the interest on our debt and other obligations or that future borrowings, equity financings or proceeds from the sale of assets will be available to repay or refinance such debt.  Furthermore, any future debt instruments we enter into, such as our term loan issued in January 2014, may contain certain restrictions on our ability to repay other debt.

Factors that will affect our ability to raise cash through an offering of our capital stock, a refinancing of our debt or a sale of assets include financial market conditions, our market value, our reserve levels and our operating performance at the time of such offering or other financing.  We cannot assure you that any such offering, refinancing or sale of assets can be successfully

Endeavour International Corporation

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

We provide severance benefits through Mr. Transier’s employment agreement and through change in control agreements with Mr. Emme and Ms. Stubbs.  These agreements provide for severance compensation to be paid if employment is terminated under certain conditions, such as at the executive’s election for “good reason” following a change in control, as defined in the agreements.  Additionally, our long-term incentive grant agreements provide for accelerated vesting of equity awards upon the occurrence of a change in control.

Our development and exploration operations require substantial capital, and we may be unable to generate sufficient cash flow from operations or obtain needed capital or financing on satisfactory terms, which could lead to a loss of properties and a decline in our oil and gas reserves.

The oil and gas industry is capital intensive.  We make and expect to continue to make substantial capital expenditures in our business and operations for the exploration, development, production and acquisition of oil and gas reserves. In the past, we have utilized cash flow from operations and access to the debt and equity markets to fund our capital requirements.  Our cash flow from operations and access to capital is subject to a number of variables, including:

•	the level of natural gas and crude oil we are able to produce from existing wells and through infrastructure owned by others;
•	our oil and gas reserves;
•	uncertainties related to drilling and production operations, including the recent issues with our Rochelle asset;
•	the prices at which natural gas and crude oil are sold;
•	the timing and amount of capital expenditures;
•	our ability to control the development efforts, costs and timing of our operations; and
•	our ability to acquire, locate and produce new reserves.

If our revenues decrease as a result of lower oil and gas prices, operating difficulties, declines in reserves or for any other reason or our capital expenditures increase as a result of operating difficulties, higher drillings costs or for any other reason, we may have limited ability to generate

Endeavour International Corporation

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

Furthermore, we may not be able to obtain debt or equity financing in the future on terms favorable to us, or at all. In addition, our existing debt contains restrictions on the incurrence of new debt.  The failure to obtain additional financing could result in a curtailment of our operations relating to exploration and development of our prospects, which in turn could lead to a possible loss of properties and a decline in our natural gas, crude oil and natural gas liquids reserves.

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

Our development activities may be unsuccessful for many reasons, including adverse weather conditions (such as storms in the North Sea), cost overruns, equipment shortages, geological issues and mechanical difficulties (such as the recent valve issue at Rochelle).  These operating risks may result in a loss or delay of cash flows from production or require additional capital expenditures.  Moreover, the successful drilling of a natural gas or oil well does not assure we will realize a profit on our investment.  A variety of factors, both geological and market-related, can cause a well to become uneconomical or only marginally economical.  In addition to their costs, unsuccessful wells hinder our efforts to replace reserves.

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

Endeavour International Corporation

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

If we experience any of these problems, well bores, platforms, gathering systems and processing facilities could be affected, which could adversely affect our ability to conduct operations and receive the associated cash flows.   We could also incur substantial losses as a result of:

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

Offshore operations are subject to a variety of operating risks specific to the marine environment, such as capsizing, collisions and damage or loss from hurricanes or other adverse weather conditions.  These conditions can cause substantial damage to facilities and interrupt production.  As a result, we could incur substantial liabilities that could reduce or eliminate the funds available for exploration, development or leasehold acquisitions, or result in loss of equipment and properties.  Offshore drilling in the North Sea generally requires more time and more advanced drilling technologies, involving a higher risk of technological failure and usually higher drilling costs.  Moreover, offshore projects often lack proximity to the physical and oilfield service infrastructure, necessitating significant capital investment in subsea flow line infrastructure.  Subsea tieback production systems require substantial time and the use of advanced and very sophisticated installation equipment supported by remotely operated vehicles.  These operations may encounter mechanical difficulties and equipment failures that could result in significant cost overruns.  In addition, such mechanical difficulties are more difficult, expensive and time consuming to fix in an offshore environment.  As a result, a significant amount of time and capital must be invested before we can market the associated oil or gas of a

Endeavour International Corporation

commercial discovery, increasing both the financial and operational risk involved with these operations.  Because of the lack and high cost of infrastructure, some offshore reserve discoveries may never be produced economically.

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

Endeavour International Corporation

Our expectations for future drilling and development activities will be realized over several years, making them susceptible to uncertainties that could materially alter the occurrence or timing of such activities.

We have identified drilling locations, prospects for future drilling opportunities and development plans for our commercial discoveries, including development, exploratory and other drilling and enhanced recovery activities.  These drilling and development locations and prospects represent a significant part of our future drilling and development plans.  Our ability to drill and develop these locations depends on a number of factors, including the availability of capital, seasonal conditions, third-party operators, approval or other participants to drill wells and implement other work programs, availability of suitable drilling rigs, equipment and qualified operating personnel, regulatory approvals, negotiation of agreements with third parties, commodity prices, costs and drilling results.  In particular, delays in obtaining regulatory approvals relating to our field development programs for our North Sea discoveries and operational issues can materially impact our ability to commence production at these discoveries which would materially impact our reserves, cash flow and results of operations.  Furthermore, because of these uncertainties, we cannot give any assurance as to the timing of these activities or that they will ultimately result in the realization of proved reserves or meet our expectations for success.  As such, our actual drilling and enhanced recovery activities may materially differ from our current expectations, which could have a significant adverse effect on our financial condition and results of operations.

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

Endeavour International Corporation

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

A significant portion of our total estimated net proved reserves at December 31, 2013 were undeveloped, and those reserves may not ultimately be developed.

At December 31, 2013, approximately 56% of our total estimated net proved reserves were undeveloped.  Recovery of undeveloped reserves may require significant capital expenditures.  Our reserve data assumes that we can and will make these expenditures and conduct these operations successfully.  These assumptions, however, may not prove correct.  If we choose not to spend the capital to develop these reserves or if we are not otherwise able to successfully develop these reserves we may be required to write-off these reserves.  Any such write-offs of our reserves could materially reduce our ability to borrow money and the value of our securities.

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

Endeavour International Corporation

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

Endeavour International Corporation

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

Endeavour International Corporation

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

Endeavour International Corporation

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

Endeavour International Corporation

Risks related to environmental and other regulations

We are subject to environmental regulations that can have a significant impact on our operations.

Our operations are subject to a variety of national, state, local and international laws and regulations governing the emission and discharge of materials into the environment or otherwise relating to environmental protection.  Failure to comply with these laws and regulations can result in the imposition of substantial fines and penalties as well as potential orders suspending or terminating our rights to operate.  Some environmental laws to which we are subject to provide for strict liability for pollution damages and cleanup costs, rendering a person liable without regard to negligence or fault on the part of such person.  In addition, we may be subject to claims alleging personal injury or property damage as a result of alleged exposure to hazardous substances such as oil and gas related products.  Aquatic environments in which we operate are often particularly sensitive to environmental impacts, which may expose us to greater potential liability than that associated with exploration, development and production at many onshore locations.  Under certain environmental laws and regulations, we could be subject to liability arising out of the conduct of operations or conditions caused by others, or for activities that were in compliance with all applicable laws at the time they were performed.  Such liabilities can be significant, and if imposed could have a material adverse effect on our financial condition or results of operations. In addition, current and future environmental regulations, including restrictions on GHG emissions of due to concerns about climate change, could reduce the demand for our products.  Our business, financial condition and results of operations could be materially and adversely affected if this were to occur.

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

Furthermore, in April 2012, the EPA adopted regulations requiring the reduction of volatile organic compound emissions from oil and natural gas production facilities by mandating the use of “green completions” for hydraulic fracturing activities. These regulations require the operator to recover rather than vent gas and natural gas liquids that return to the surface during well completion operations.  At the same time,  the EPA has commenced a study of the potential environmental impacts of hydraulic fracturing activities on water resources.  The EPA’s study includes 18 separate research projects addressing topics such as water acquisition, chemical mixing, well injection, flowback and produced water, and wastewater treatment and disposal.  The EPA has indicated that it expects to issue its study report in late 2014. From time to time, legislation has been introduced before the Congress to provide for federal regulation of hydraulic fracturing and to require disclosure of the chemicals used in the fracturing process.

Endeavour International Corporation

In addition, some states have adopted, and other states are considering adopting, regulations that could impose more stringent permitting, disclosure and well construction requirements on hydraulic fracturing operations.  For example, Pennsylvania, and Colorado have each adopted a variety of well construction, set back, and disclosure regulations limiting how fracturing can be performed and requiring various degrees of chemical disclosure.  In addition to state laws, local land use restrictions, such as city ordinances, may restrict or prohibit the performance of well drilling in general and/or hydraulic fracturing in particular. In the event state, local, or municipal legal restrictions are adopted in areas where we are currently conducting, or in the future plan to conduct operations, we may incur additional costs to comply with such requirements that may be significant in nature, experience delays or curtailment in the pursuit of exploration, development, or production activities, and perhaps even be precluded from the drilling of wells.

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

There are a number of programs at the international, national, and local levels that aim to reduce GHG emissions.  Changes to the existing laws or the enactment of new laws and regulations could increase our operating costs and reduce demand for our products.  At this time, there is substantial uncertainty about the future of GHG emission limitations in the areas where we operate.  For example, the first commitment period of the Kyoto Protocol expired on December 31, 2012 and the details of the second commitment period, which began on January 1, 2013, are still being negotiated.   In addition, the Parties to the Framework Convention on Climate Change continue negotiations under the Durban Platform, an approach to develop a new legally binding agreement on climate change by 2015 that will enter into force by 2020.  While this agreement will not impact our operations in the near term, a new agreement on global climate change could further reduce demand for the oil and natural gas that we produce.

Rapidly evolving domestic legal and regulatory structures governing GHG emissions may increase the costs imposed upon our operations. In response to findings that emissions of carbon dioxide, methane and GHGs, present an endangerment to public health and the environment, the EPA has adopted regulations under existing provisions of the federal Clean Air Act that, among other things, establish PSD construction and Title V operating permit reviews for certain large stationary sources that are potential major sources of GHG emissions. Facilities required to obtain PSD permits for their GHG emissions also will be required to meet “best available control technology” standards that will be established by the states or, in some cases, by the EPA on a case-by-case basis. These EPA rulemakings could adversely affect our operations and restrict or delay our ability to obtain air permits for new or modified sources. In addition, the EPA has adopted rules requiring the monitoring and reporting of GHG emissions from specified onshore

Endeavour International Corporation

and offshore oil and gas production sources in the United States on an annual basis, which include certain of our operations. While Congress has from time to time considered legislation to reduce emissions of GHGs, there has not been significant activity in the form of adopted legislation to reduce GHG emissions at the federal level in recent years. In the absence of such federal climate legislation, a number of state and regional efforts have emerged that are aimed at tracking and/or reducing GHG emissions by means of cap and trade programs that typically require major sources of GHG emissions to acquire and surrender emission allowances in return for emitting those GHGs. If Congress undertakes comprehensive tax reform in the coming year, it is possible that such reform may include a carbon tax, which could impose additional direct costs on operations and reduce demand for the oil and natural gas we produce. Although it is not possible at this time to predict how legislation or new regulations that may be adopted to address GHG emissions would impact our business, any such future laws and regulations imposing reporting obligations on, or limiting emissions of GHGs from, our equipment and operations could require us to incur costs to reduce emissions of GHGs associated with our operations. Substantial limitations on GHG emissions could also adversely affect demand for the oil and natural gas we produce. Finally, it should be noted that some scientists have concluded that increasing concentrations of GHGs in the Earth’s atmosphere may produce climate changes that have significant physical effects, such as increased frequency and severity of storms, floods and other climatic events; if any such effects were to occur, they could have an adverse effect on our exploration and production operations.

The enactment of derivatives legislation could have an adverse effect on our ability to use derivative instruments to reduce the effect of commodity price, interest rate and other risks associated with our business.

On July 21, 2010, new comprehensive financial reform legislation, known as the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Act”),  was enacted that established federal oversight and regulation of the over-the-counter derivatives market and entities, such as us, that participate in that market.  The Act requires the U.S. Commodity Futures Trading Commission (“CFTC”), the SEC and other regulators to promulgate rules and regulations implementing the new legislation. In its rulemaking under the Act the CFTC has issued final regulations to set position limits for certain futures and option contracts in the major energy markets and for swaps that are their economic equivalents. Certain bona fide hedging transactions would be exempt from these position limits.  The position limits rule was vacated by the United States District Court for the District of Colombia in September of 2012 although the CFTC has stated that it will appeal the District Court’s decision.  The CFTC also has finalized other regulations, including critical rulemakings on the definition of “swap,” “security-based swap,” “swap dealer” and “major swap participant.”  The Act and CFTC Rules also will require us in connection with certain derivatives activities to comply with clearing and trade-execution requirements (or take steps to qualify for an exemption to such requirements).  In addition new regulations may require us to comply with margin requirements although these regulations are not finalized and their application to us is uncertain at this time.  Other regulations also remain to be finalized, and the CFTC recently has delayed the compliance dates for various regulations already finalized.  As a result, it is not possible at this time to predict with certainty the full effects that  the Act and CFTC rules will have on us and the timing of such effects.  The Act also may require the counterparties to our derivative instruments to spin off some of their derivatives activities to separate entities, which may not be as creditworthy as the current counterparties.

Endeavour International Corporation

The Act and any new regulations could significantly increase the cost of derivative contracts (including from swap recordkeeping and reporting requirements and through requirements to post collateral which could adversely affect our available liquidity), materially alter the terms of derivative contracts, reduce the availability of derivatives to protect against risks we encounter, reduce our ability to monetize or restructure our existing derivatives contract, and increase our exposure to less creditworthy counterparties.  If we reduce our use of derivatives as a result of the Act and regulations, our results of operations may become more volatile and our cash flows may be less predictable, which could adversely affect our ability to plan for and fund capital expenditures.  Finally, the Act was intended, in part, to reduce the volatility of oil and natural gas prices, which some legislators attributed to speculative trading in derivatives and commodity instruments related to oil and natural gas.  Our revenues could therefore be adversely affected if a consequence of the Act and regulations is to lower commodity prices.  Any of these consequences could have a material adverse effect on our business, financial condition, and results of operations.

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

As a result of mergers, acquisitions and dispositions, at December 31, 2013 we had $259.2 million of goodwill on our balance sheet.  Goodwill is not amortized, but instead must be tested at least annually for impairment by applying a fair-value-based test.  Goodwill is deemed impaired to the extent that its carrying amount exceeds the implied fair value of the reporting unit.  Although our latest tests indicate that no goodwill impairment is currently required, future deterioration in market conditions could lead to goodwill impairments that could have a substantial negative effect on our profitability.

Endeavour International Corporation

Lower oil and gas prices and other factors may result in ceiling test write-downs or other impairments.

We capitalize the costs to acquire, find and develop our oil and gas properties under the full cost accounting method.  The net capitalized costs of our oil and gas properties may not exceed the present value of estimated future net cash flows from proved reserves, plus the lower of cost or fair market value for unproved properties on a country-by-country basis.   This quarterly test is called a “ceiling test.”  If net capitalized costs of our oil and gas properties exceed this ceiling test, we must charge the amount of the excess to earnings.  Although a ceiling test write-down does not impact cash flow from operating activities, it does reduce net income and our stockholders’ equity.  Once recorded, a ceiling test write-down is not reversible at a later date even if oil and gas prices increase.

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

Endeavour International Corporation

As of March 13, 2014, we had approximately 50.5 million shares of common stock outstanding.  Of those shares, approximately 0.8 million shares are restricted shares subject to vesting periods of up to three years.  The remainder of these shares are freely tradable.

In addition, 0.1 million shares are issuable upon the exercise of presently outstanding stock options under our employee incentive plans and 7.0 million shares are issuable upon the exercise of presently outstanding options and warrants unrelated to our employee incentive plans.  Also 7.3 million shares are issuable upon the conversion of our 5.5% convertible notes, based upon the conversion price of $18.51 per share; 4.2 million shares are issuable upon conversion of our Series C preferred stock (“Series C Preferred Stock”), based upon the conversion price of $8.75 per share; 3.8 million shares are issuable upon conversion of our 6.5% Convertible Notes; and 4.9 million shares are issuable upon conversion of our 11.5% Convertible Bonds (as defined below), based on a conversion price of $16.52 per share.

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

Item 1B.  Unresolved Staff Comments

None.

Endeavour International Corporation

Item 2.  Properties

Drilling Statistics

A well is considered productive for purposes of the following table if it justifies the installation of permanent equipment for the production of oil or gas.  The information contained in the table should not be considered indicative of future performance, nor should it be assumed that there is necessarily any correlation between the number of productive wells drilled, quantities of reserves found or economic value.  The following table shows the results of the oil and gas wells in which we participated, drilled and tested during 2013,  2012 and 2011:

	Productive Wells		Dry Holes		In Progress Wells
	Gross	Net	Gross	Net	Gross	Net
Exploration
2013:
United Kingdom	—	—	1	0.33	—	—
United States	—	—	—	—	3.00	1.21

2012:
United Kingdom	—	—	—	—	—	—
United States	—	—	—	—	4	1.00

2011:
United Kingdom	—	—	—	—	1	0.20
United States	—	—	2	1.00	4	1.00

Development
2013:
United Kingdom	5	1.69	—	—	—	—
United States	—	—	—	—	3	1.50

2012:
United Kingdom	4	1.11	—	—	1	0.44
United States	2	0.66	—	—	3	3.00

2011:
United Kingdom	4	0.09	—	—	3	0.90
United States	16	4.36	—	—	4	1.66

We do not own any drilling rigs, and all of our drilling activities are conducted by independent drilling contractors.

Endeavour International Corporation

Productive Well Summary

At December 31, 2013, our productive wells included the following:

	Oil Wells		Gas Wells
	Gross	Net	Gross	Net

United Kingdom	39	8.98	2	0.88
United States	3	0.65	41	12.19
Total	42	9.63	43	13.07

Reserves

Our proved oil and gas reserves at December 31, 2013,  2012 and 2011 included the following:

	Oil	Gas	Oil Equivalents
	(MBbls)	(MMcf)	(MBOE)
2013:
United Kingdom	12,315	55,398	21,573
United States	2	11,775	1,965
	12,317	67,173	23,538
2012:
United Kingdom	13,733	56,901	23,217
United States	6	14,690	2,454
	13,739	71,591	25,671
2011:
United Kingdom	4,060	50,723	12,514
United States	41	60,978	10,204
	4,101	111,701	22,718

At December 31, 2013, the Alba field, in the U.K. North Sea, represented more than 40% of our proved reserves, with 9.2 MMBOE, 9.9 MMBOE and 1.2 MMBOE of our proved reserves at December 31, 2013,  2012 and 2011, respectively.

The Rochelle field, one of our North Sea development assets, represented more than 38% of our proved reserves at December 31, 2013,  2012, and 2011.  Rochelle had 8.9 MMBOE, 9.0 MMBOE and 8.2 MMBOE of proved reserves at December 31, 2013,  2012 and 2011, respectively.

At December 31, 2011, the Grand Cane field, a gas field in the Haynesville area, represented more than 15% of our proved reserves, with 3.8 MMBOE of proved reserves.

Our proved undeveloped reserves are primarily related to our development projects in the U.K. and the results of successful exploration drilling in the U.S.  Our proved developed and undeveloped oil and gas reserves at December 31, 2013,  2012 and 2011 included the following:

Endeavour International Corporation

	Proved	Proved	Total
	Developed	Undeveloped	Proved
	Reserves	Reserves	Reserves
	(MBOE)	(MBOE)	(MBOE)
2013:
United Kingdom	8,723	12,850	21,573
United States	1,634	331	1,965
	10,357	13,181	23,538

2012:
United Kingdom	5,785	17,432	23,217
United States	2,454	—	2,454
	8,239	17,432	25,671

2011:
United Kingdom	1,402	11,112	12,514
United States	3,825	6,379	10,204
	5,227	17,491	22,718

Proved undeveloped (“PUD”) reserves in the U.K. decreased from 17.4 MMBOE at December 31, 2012 to 13.2 MMBOE at December 31, 2013 primarily due to development drilling at Rochelle and its initial production transferring PUD reserves to proved developed reserves.  PUD reserves in the U.S. increased from none at December 31, 2012 to 0.3 MMBOE at December 31, 2013 primarily due to higher US gas pricing resulting in some undrilled locations becoming economic.  If U.S. market conditions continue to improve sufficiently, it is expected that more undeveloped reserves will be economic to develop and will be restored to proved reserves in the U.S.

Proved undeveloped (“PUD”) reserves in the U.K. increased from 11.1 MMBOE at December 31, 2011 to 17.4 MMBOE at December 31, 2012 primarily due to our purchase of additional interests in the Alba field and development drilling in Bacchus discovering additional PUD reserves in previously undrilled fault blocks and development drilling in Rochelle.  PUD reserves in the U.S. decreased from 6.4 MMBOE at December 31, 2011 to none at December 31, 2012 primarily due to lower US gas pricing resulting in all undrilled locations becoming uneconomic.  When market conditions improve sufficiently, it is expected that these undeveloped reserves will be economic to develop and will be restored to proved reserves.    During 2012, we invested approximately $182 million to convert our PUD and probable reserves to proved developed reserves primarily in the following areas:

•

Initial development operations at the Bacchus field were completed and the field commenced first production in the middle of 2012 as the first of three development wells came online.  Additional development drilling was completed during 2013 with the third development wells.

•

Development operations at the Rochelle field continued throughout 2012 and 2013 with the drilling of the E2 and W1 development wells, installation of the subsea infrastructure and the Scott brownfield modifications.  Production started in October 2013.

Endeavour International Corporation

•

The Alba field has historically completed infill drilling programs that moved PUD reserves to proved developed reserves.  The Alba field completed two infill wells during 2012 and three infill wells were drilled during 2013.

We have one U.K. field, Columbus, where costs have been excluded from amortization for greater than five years; however, we continue to work on the development planning for the field.  Because of the nature of offshore oil and gas activities, development activities, including sanctioning and regulatory approvals, may take a significant amount of time to implement.

See Note 5 to our consolidated financial statements in “Item 8. Financial Statements and Supplementary Data” for additional information on the costs associated with our proved developed reserves and unproved properties.

Preparation of Oil and Gas Reserve Information

We have established internal controls over reserve estimation processes and procedures to support the accurate and timely preparation and disclosure of reserve estimations in accordance with SEC and GAAP requirements.  These controls include oversight of the reserves estimation reporting processes by our technical staff, annual external audits of all of our proved and probable reserves by independent reserve engineers and secured access to reservoir databases and systems.    Proved reserve estimates are prepared by our technical staff and reviewed and approved by our executive team, including our Managing Director - UK and Executive Vice President –North America.  In addition, we have a “Technology and Reserves” committee of our Board of Directors.  The committee supports the board by providing increased focus on emerging technologies in the upstream industry and oversight of our reserve evaluation and reporting processes.  Reserves are reviewed internally with senior management quarterly and presented to the Technology and Reserves Committee and our Board of Directors on an annual basis for their review.

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

Qualification of Reserves Preparers and Auditors

We employ oil and gas technical professionals, including geophysicists, petrophysicists, geologists, and reservoir engineers, who have 10 to 35 years of experience in their technical fields.  Our Managing Director - UK, Mr. Derek Neilson, who has 30 years of experience, supervises our technical professionals in the evaluation and estimation of our oil and gas reserves.  Mr. Neilson graduated from Strathclyde University, Scotland, in 1983 with a Bachelor of Science Degree in Mining Engineering and from Heriot Watt University, Scotland, in 1984 with a Masters in Petroleum Engineering.  In addition, we engage experienced and qualified

Endeavour International Corporation

employees to perform various comprehensive seismic acquisitions, processing, reprocessing, interpretation, and other related services.

The reserves estimates shown herein have been independently audited by Netherland, Sewell & Associates, Inc. (“NSAI”), a worldwide leader of petroleum property analysis for industry and financial organizations and government agencies. NSAI was founded in 1961 and performs consulting petroleum engineering services under Texas Board of Professional Engineers Registration No. F-2699.  Within NSAI, the technical persons primarily responsible for preparing the estimates set forth in the NSAI reserves report incorporated herein are Mr. Derek Newton and Mr. David Nice.  Mr. Newton has been practicing consulting petroleum engineering at NSAI since 1997.  Mr. Newton is a Licensed Professional Engineer in the State of Texas (No. 97689) and has over 29 years of practical experience in petroleum engineering, with over 16 years’ experience in the estimation and evaluation of reserves.  He graduated from University College, Cardiff, Wales, in 1983 with a Bachelor of Science Degree in Mechanical Engineering and from Strathclyde University, Scotland, in 1986 with a Master of Science Degree in Petroleum Engineering.  Mr. Nice has been practicing consulting petroleum geology at NSAI since 1998.  Mr. Nice is a Licensed Professional Geoscientist in the State of Texas, Geology (No. 346) and has over 29 years of practical experience in petroleum geosciences, with over 15 years’ experience in the estimation and evaluation of reserves.  He graduated from University of Wyoming in 1982 with a Bachelor of Science Degree in Geology and in 1985 with a Master of Science Degree in Geology.  Both technical principals meet or exceed the education, training, and experience requirements set forth in the Standards Pertaining to the Estimating and Auditing of Oil and Gas Reserves Information promulgated by the Society of Petroleum Engineers; both are proficient in judiciously applying industry standard practices to engineering and geoscience evaluations as well as applying SEC and other industry reserves definitions and guidelines.

NSAI opined that the overall proved reserves for the reviewed properties as estimated by us are, in the aggregate, reasonable and conform to the SEC’s definition of proved reserves as set forth in Rule 210.4-10(a) of Regulation S-X.  NSAI has informed us that the tests and procedures used during its reserves audit conform to the Standards Pertaining to the Estimating and Auditing of Oil and Gas Reserves Information promulgated by the Society of Petroleum Engineers.  Paragraph 2.2(f) of the Standards Pertaining to the Estimating and Auditing of Oil and Gas Reserves Information defines a reserves audit as the process of reviewing certain of the pertinent facts interpreted and assumptions made that have resulted in an estimate of reserves prepared by others and the rendering of an opinion about:

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

Endeavour International Corporation

Acreage

The following table sets forth certain information regarding our developed and undeveloped acreage as of December 31, 2013, in the areas indicated.

	Developed		Undeveloped
	Gross	Net	Gross	Net

United Kingdom	53,265	17,480	459,013	232,926
United States	8,460	3,819	434,105	105,218

Total	61,725	21,299	893,118	338,144

As of December 31, 2013, we had approximately 19,800, 22,500 and 54,000 net acres in the U.K. and U.S combined that are scheduled to expire by December 2014, 2015 and 2016, respectively, if we take no action to continue the term of the underlying license through operational or administrative actions.  This includes all of our acreage in Alabama, where we have 8,800 net acres and have suspended operations.  It also includes approximately 9,300 net acres in Montana that will expire in 2014-2015, where we have rights to extend certain leases for an additional five years.  We have a total of 60,100 net acres in Montana.  For our other acreage in the U.S. and U.K., we currently have plans to continue the terms of various licenses through operational or administrative actions and do not expect a significant portion of our net acreage position to expire before such actions occur.

Sales Volumes and Prices

Information regarding our annual average sales volumes, sales prices and average production costs is contained in Item 7 of this Annual Report on Form 10-K.  Additional detail of production costs is contained in Note 27 to our consolidated financial statements under Item 8 of this Annual Report on Form 10-K.

At December 31, 2013, the Alba field, in the U.K. North Sea, represented more than 15% of our proved reserves.  Alba is an oil field and represented 1,612 Mbbls, 1,263  Mbbls and 191 Mbbls of our oil sales in 2013,  2012 and 2011, respectively.

At December 31, 2013, the Rochelle field, in the U.K. North Sea, represented more than 15% of our proved reserves.  Rochelle is predominately  a gas field that began producing in late 2013 and represented 1,157 MMcf of our gas sales and 50 Mbbls of our oil sales in 2013.

At December 31, 2011, the Grand Cane field, in the Haynesville area, represented more than 15% of our proved reserves.  Grand Cane is a gas field and represented 1,066 MMcf, 1,986 MMcf and 336 MMcf of our gas sales in 2013, 2012 and 2011, respectively.

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

Terminated Acquisition of Marcellus Assets

On July 17, 2011, we entered into agreements with SM Energy for the purchase of oil and gas leases, producing properties, geophysical data, a pipeline and related assets in the Marcellus shale play in Pennsylvania for aggregate consideration of approximately $110 million.   We terminated the agreements on December 14, 2011, based on our conclusion that (i) the title defects we identified, after analyzing SM Energy’s responses to the notice of defects and valuation of the defects, exceeded the contractual threshold; and (ii) the condition of the pipeline was not in compliance with applicable regulatory standards.

SM Energy filed a lawsuit against us in Texas state court on December 20, 2011 alleging that we breached the SM Purchase Agreements by terminating them and refusing to close on the transactions.  SM Energy seeks the award of unspecified actual damages, including costs and reasonable attorney’s fees, and specific performance.  On January 17, 2012, we filed an answer and counterclaim denying the allegations and seeking the return of our $6 million deposit, which we believe we are entitled to recover pursuant to the terms of the SM Purchase Agreements, and for the damages that we suffered as a result of SM Energy’s misrepresentations.  The case is presently scheduled for trial to commence in the second quarter of 2014.    We intend to contest the case vigorously.

Item 4.  Mine Safety Disclosures

Not applicable.

Part II

Item 5.  Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Our common stock is listed on the New York Stock Exchange (“NYSE”) under the symbol “END” and the London Stock Exchange under the symbol “ENDV.”

Endeavour International Corporation

Historical Stock Prices

The following table sets forth the range of high and low prices per share of our common stock for each of the calendar quarters identified below as reported by the NYSE.  These quotations represent inter-dealer prices, without retail mark-up, markdown or commission, and may not represent actual transactions.

	2013		2012
	High	Low	High	Low
First Quarter	$6.11	$2.42	$13.48	$8.81
Second Quarter	3.89	2.56	13.21	5.73
Third Quarter	5.82	3.70	10.48	7.37
Fourth Quarter	7.31	4.27	10.02	4.66

Holders

As of March 13, 2014, the number of holders of record of our common stock was 132.  We believe that there are a number of additional beneficial owners of our common stock who hold such shares in street name.

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

Endeavour International Corporation

compliance with all applicable laws.  If we do not maintain the effectiveness of the registration statement, then the dividend rate on the Series C Preferred Stock will be increased by the product of 2.5% (if the dividend is paid in cash) or 2.63% (if the dividend is paid in stock) times the number of quarters (or portions thereof) in which the failure occurs or we fail to cure such failure.

Item 6.  Selected Financial Data

The following table sets forth some of our historical consolidated financial data for each of the five years ended December 31, 2013.  Significant property acquisitions and dispositions during these periods have materially affected the comparability of our year-to-year financial data.

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

Endeavour International Corporation

Summary Financial Data (1)
(Amounts in thousands, except per share data)	Year Ended December 31,
	2013	2012	2011	2010	2009
Summary Income Statement Data:
Revenues	$337,664	$219,058	$60,091	$71,675	$62,293
Operating Profit (Loss)	60,482	19,801	(67,614)	1,327	(50,398)
Net Income (Loss) to Common Shareholders	(97,302)	(128,049)	(132,969)	54,304	(62,206)

Net Income (Loss) Per Common Share - Basic:
Continuing Operations	$(2.07)	$(3.01)	$(3.70)	$2.34	$(5.84)
Discontinued Operations	—	—	—	—	2.50
Total	$(2.07)	$(3.01)	$(3.70)	$2.34	$(3.34)

Net Income (Loss) Per Common Share - Diluted:
Continuing Operations	$(2.07)	$(3.01)	$(3.70)	$1.95	$(4.70)
Discontinued Operations	—	—	—	—	2.50
Total	$(2.07)	$(3.01)	$(3.70)	$1.95	$(2.20)

Summary Balance Sheet Data:
Working Capital (Deficit)	$(85,957)	$(39,605)	$38,351	$71,145	$24,885
Total Assets	1,500,445	1,442,472	924,991	750,287	538,879
Debt, net of discount	870,878	859,506	467,378	345,306	223,385
Convertible Preferred Stock	43,703	43,703	43,703	53,152	59,058
Equity	18,388	99,431	154,079	154,618	60,133

(1)	Includes the following:

•	acquisition of an additional 23.43% interest in the Alba field in 2012;
•	acquisition of producing properties and exploration acreage in the U.S. in 2009 and 2010;
•	disposition of our interests in the Cygnus reserves in 2010 for a gain of $87.2 million;
•	disposition of our discontinued operations in Norway in 2009 for a gain of $47.3 million;
•	impairments of $9.6 million, $53.1 million, $65.7 million, $7.7 million, and $43.9 million, in 2013, 2012, 2011, 2010, and 2009, respectively; and
•	unrealized gains (losses) on derivatives of $(1.8) million, $5.1 million, $8.4 million, $12.3 million, and $(55.6) million in 2013, 2012, 2011, 2010, and 2009, respectively.

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

Overview

We are an independent oil and gas company engaged in the production, exploration, development and acquisition of crude oil and natural gas in the U.K. North Sea and U.S. onshore.  Our U.K. operations have been focused on development projects and acquisition, while capital spending by our U.S. operations is primarily related to strategic positioning and proof-of-concept in Marcellus and Niobrara as we monitor U.S. gas prices.  During 2013, 2012 and 2011, our primary focus has been on completing the acquisition of additional interests in both the Bacchus and Alba fields and then moving the Bacchus and Rochelle fields from development to first production.  We closed on the Bacchus and Alba acquisitions in 2011 and 2012, respectively, and achieved first production at Bacchus during the second quarter of 2012.  While Rochelle had storm damage that required a replacement well to be drilled, we achieved production during fourth quarter of 2013.

We have both producing and exploration acreage in U.S. onshore unconventional oil and gas shale developments targeting reserve and production growth.  Our ongoing U.S. program and expenditures have been tailored based on drilling results and the decline in U.S. gas prices over the last several years.  We have limited capital expenditures to those necessary to fulfill drilling commitments and maintain acreage positions.

In the last two years, we have incurred substantial capital expenditures and acquisition costs as we advanced development projects at Bacchus and Rochelle and completed acquisitions.  We also experienced delays in the timing of first production from our Bacchus and Rochelle developments, a slowing of production from our U.S. drilling operations as we curtailed the U.S. drilling program in response to declining U.S. gas prices, increased capital costs due to the production delays at our Bacchus and Rochelle projects and increased debt service costs required to finance our drilling and acquisition program.  The production delays and increased capital costs and debt service costs placed a strain on our cash flow from operations and our ability to reduce our debt leverage.

Endeavour International Corporation

2014 Liquidity and Capital Resources

During 2014, our primary focus for our financial resources is expected to be:

•	our drilling activities, principally at our Alba, Bacchus and Rochelle fields in the U.K.;
•

refinancing of existing credit facilities and reimbursement/procurement agreements with lower cost facilities while continuing to cover our abandonment obligations, chich was accomplished in the first quarter of 2014;

•	continued pursuit of a non-speculative hedging policy to minimize exposure to commodity price risk and reduce cash volatility.

As of December 31,  2013, we had $847.9 million in outstanding indebtedness, net of $34.7 million in cash.  Being highly leveraged, servicing our debt and other long-term obligations will continue to require a significant portion of our cash flow from operations and available cash on hand.  We are primarily dependent upon our three significant fields in the U.K. – Alba, Bacchus and Rochelle – for our cash flows from operations.  If we incur delays in production, such as those resulting from the mechanical issues experienced at the Rochelle field, it could negatively impact our cash flows, results of operations and financial condition.

Since year-end 2013, our liquidity has been an area of concern, although we have met our debt service obligations we have completed several transactions to improve our liquidity position, including extending the maturities of some of our debt and other obligations.    The completion of these recent financing activities are designed to provide sufficient liquidity to replace the loss of cash flows due to the interruption in production at Rochelle.  These transactions include:

•

replaced our Revolving Credit Facility and letter of credit reimbursement agreements covering certain of our abandonment liabilities in the U.K. which would have expired in 2014 with new facilities with later expiration dates;

•	issued $12.5 million in common stock and warrants;
•	issued of $17.5 million in 6.5% convertible notes; and
•	reduced our letter of credit relating to the abandonment obligations at the Alba field from $120 million to $55 million due to changes in the tax treatment thereof.

Although these transactions have contributed to our liquidity, we believe that liquidity is likely to remain an area of focus for us during the remainder of 2014.  If we are unable to meet any short-term liquidity needs out of cash on hand, we would attempt to refinance debt, sell forward our production, sell assets, issue equity, delay discretionary capital expenditures, decline to participate in non-operated drilling or pursue other alternatives.  No assurance can be given however that we could successfully consummate any of these alternatives.

Endeavour International Corporation

Liquidity and Capital Resources

Capital Expenditures

Our capital expenditures and acquisitions were as follows

	Year Ended December 31,
(Amounts in thousands)	2013	2012	2011
Direct Oil & Gas Capital Expenditures:
U.K.	$160,499	$174,138	$97,829
U.S.	6,114	14,271	76,021
	166,613	188,409	173,850
Acquisitions	2,787	192,214	51,542
	169,400	380,623	225,392
Capitalized G&A, Interest and Other	36,308	49,215	31,897
Asset Retirement Obligations	(2,433)	137,675	14,612
Total Capital Expenditures and Acquisitions	$203,275	$567,513	$271,901
Asset Retirement Obligations Paid	$27,690	$8,521	$15,256

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

Concurrently with the closing of the Alba Acquisition, we entered into a reimbursement agreement related to approximately $120 million of abandonment liabilities for the Alba field.  Under the agreement, we agreed to reimburse the issuers of letter of credit covering our abandonment liabilities in the event that the letter of credit is drawn.  We pay a fee of 13% per year, payable quarterly, computed based on the outstanding amount of each letter of credit.  As of December 31, 2013, we do not expect to begin decommissioning activities for the Alba field for many years.  Additional information pertaining to the reimbursement agreement can be found in Note 22 “Commitments and Contingencies.”

On January 24, 2014, we also entered into a letter of credit procurement agreement (the “Combined Procurement Agreement”) with an unaffiliated third party (Payee), where we agreed to reimburse the Payee for any expense incurred by it in connection with the posting of cash collateral to secure letters of credit issued for our account in the amount of approximately £78 million (approximately $130 million as of January 24, 2014).  The letters of credit secure decommissioning obligations in connection with certain of our U.K. licences and have been outstanding and unchanged since 2006.  The Combined Procurement Agreement was entered into to replace the Alba Reimbursement Agreement and the LOC Procurement Agreement.

Endeavour International Corporation

Due to a change in the U.K. tax treatment for decommissioning, we have amended our Decommissioning Securities Agreement for the Alba field.  The new tax law, which allows companies to treat decommissioning on an after-tax basis (including PRT), enables us to reduce our current letter of credit amount on the Alba field from $120 million to approximately $55 million.

United Kingdom Capital Program

Our capital program in the U.K. for 2013 was focused on two large projects in the North Sea, the Bacchus and Rochelle fields which are now complete, as well as infill drilling at Alba.

As previously discussed, in May 2012, we acquired an additional 23.43% interest in the Alba field, which increased our total working interest in the field to 25.68%.  In April 2013, operations commenced on a three-well infill drilling program at the Alba field.  The first two development wells were completed by August 2013, just prior to the shutdown for the planned maintenance program from mid-August to mid-September 2013.  Following the shutdown, the operator identified that the water injection pipeline supplying pressure to the southern area of the field had ruptured, causing a portion of the southern region to be shut-in.  The Alba 2013 exit rate was 18,500 barrels per day gross, below the levels expected from the field.  Remedial action is currently being taken to reinstate partial water injection to offset some of the reduced production, and the permanent replacement of the pipeline is expected in late 2014.  The 2013 infill drilling campaign recommenced in November 2013 with an additional well that began producing during the first quarter of 2014.  We expect production to increase upon initial production from this development well.  An additional two development wells are scheduled to be drilled during 2014.

In April and July 2012, we achieved production from the first and second development wells, respectively, on the Bacchus field, where we hold a 30% working interest.  Following completion of the second development well, the Bacchus partners decided to evaluate the positive data gained from the second development well and observe production results before making a final decision on the placement of the third development well to ensure optimization of the entire reservoir.  Drilling of the third well began in April 2013 and was completed in July 2013.  The 2013 production exit rate at the field was over 10,000 barrels per day gross.  During the third quarter of 2013, a new 3D seismic survey was shot over the Bacchus field to gain additional understanding of field performance and identify additional Bacchus development opportunities.  Consistent with the original development plans, the first well drilled is expected to be turned into a water injector during the second quarter of 2014.  This will provide pressure support to help sustain the field’s production rate and increase its overall recovery.  Production from the field is expected to continue to decline in line with our field estimates until additional development opportunities can be undertaken.

At the Rochelle field, a gas-condensate field where we hold a 44% working interest, we began drilling the first of the two planned development wells in the latter part of 2012.  With drilling delays, the Rochelle project subsea infrastructure outpaced the drilling operations.  The joint interest partners decided to suspend the first well due to the inability to perform simultaneous pipe-lay and development drilling operations.  In October 2012, the drilling rig moved off location to allow for the hook-up of the pipelines and flow-lines to the subsea manifolds, thereby

Endeavour International Corporation

delaying our estimated start of production from the fourth quarter of 2012 to the first quarter of 2013.

In January 2013, the rig returned to the East Rochelle site to continue final drilling.  In February 2013, following a severe storm lasting several days, we performed a routine inspection of the conductor, wellhead and blow out preventer systems which revealed that a non-uniform hole had been formed around the conductor.  As a result of this finding, the East Rochelle E1 was plugged and abandoned in August 2013.  We have made an insurance claim to recover certain abandonment and redrill costs; however, no assurance can be given that we can successfully recovery any costs.

To mitigate delays while we conducted our analysis of the East Rochelle well, we moved the rig to the West Rochelle area and commenced drilling of the second production well. Drilling began on the West Rochelle W1 well in the first quarter of 2013 and it was completed and flow tested in June 2013.

Following the Scott Platform shutdown from July 11 to September 5, 2013, first production from Rochelle started on October 23, 2013 from the West Rochelle W1 well.  Production was ramped up to 65 - 70 MMcf of gas per day with an additional 2,500 - 3,000 barrels per day of liquids, 6,000 – 7,000 BOE net to Endeavour’s working interest in the field.

The Transocean Prospect rig returned to the Rochelle field and commenced drilling the second Rochelle development well (E2 well at East Rochelle) on July 25, 2013.  The well was successfully drilled to total depth and was completed in November 2013.  It was tested at a maximum rate of 64 MMcf per day constrained by rig equipment.  The E2 well was tied-in to the East Rochelle manifold in December 2013 but due to continued periods of inclement weather in the U.K. North Sea start-up could not commence until mid-January 2014.

By January 2014, both the E2 and W1 development wells at Rochelle were fully completed and tied-in to the production manifolds.  As part of the final installation and start-up of the E2 well, the W1 well was shut-in.  During the well start-up procedure, a valve on the outlet side of the East Rochelle production manifold was stuck in the “shut” position.  An attempt to open the valve manually was unsuccessful and the operator secured an intervention vessel to open the valve.  The valve was successfully opened in February 2014.   The E2 well commenced production on February 28, 2014.  The E2 production is ramping up and the W1 well is anticipated to restart production in March 2014.  This unanticipated downtime will negatively affect our daily production rates and associated revenue for the first quarter of 2014, as well as our near-term liquidity.  When both E2 and W1 wells are on production, we expect the production from the Rochelle field to exceed the available production capacity at the Scott platform.

United States Capital Program

Our primary focus in the U.S. has been onshore unconventional oil and gas developments.  During 2011, we completed 16 productive wells, and had an additional eight wells, awaiting on completion.  During 2012, we completed two Haynesville gas wells.  With declining U.S. gas

Endeavour International Corporation

prices, we have limited our capital expenditures in 2013 to primarily those expenditures necessary to maintain our acreage positions and fulfill minor drilling commitments.

Capital Resources

	Year Ended December 31,
(Amounts in thousands)	2013	2012	2011
Net cash provided by (used in) operating activities	$57,448	$38,613	$(39,343)
Net cash used in investing activities	$(221,768)	$(484,550)	$(166,411)
Net cash provided by financing activities	$139,877	$399,086	$212,523

Our primary sources of financial resources and liquidity are cash on hand, internally generated cash flows from operations and the credit and capital markets.

Cash flow provided by operations increased to $57.4 million for 2013 from $38.6 million for 2012 due to cash flows from our purchase of the additional interest in Alba.  Cash flow provided by (used in) operations increased to $38.6 million for 2012 from ($39.3) million for 2011 primarily due to lower oil and gas revenue resulting from lower production, and working capital changes, lower gas prices in the U.S. and increased interest expense following our issuance of additional debt facilities.  Net cash provided by financing activities has provided the necessary funding for our capital expenditures, primarily related to our drilling activities at our Bacchus and Rochelle fields in the U.K., and our acquisitions of additional interests in Bacchus and Alba and U.S. acreage.

Our debt facilities, letters of credit, reimbursement agreements and related transactions for 2013,  2012 and 2011 were as follows:

•	Monetary Production Payment: In March 2013, we entered into a Production Payment Agreement for $125 million, which was subsequently increased to $175 million.
•

Forward Sale Agreements:  In February and September 2013, we entered into forward sale agreements with one of our established purchasers of approximately $22.5 million each in return for a specified volume of crude oil in excess of 200,000 barrels from our U.K. North Sea production.  The first forward sale commitment was fulfilled in June 2013; the second forward sale commitment is expected to be fulfilled by the end of the first quarter of 2014.

•

Procurement Agreement:  In January 2013, we entered into a Procurement Agreement with an unaffiliated third party, under which cash was pledged to secure letters of credit in the amount of $33.0 million related to decommissioning obligations in connection with certain of our U.K. license agreements.  Third parties have cash collateral associated with the commitments under the Procurement Agreement and we have not recorded the Procurement Agreement as a liability.  The Procurement Agreement was terminated and replaced by the Combined Procurement Agreement in January 2014.

•

Revolving Credit Facility:  In April 2012, we entered into a $100 million Credit Agreement, which was subsequently increased to $125 million.  At December 31, 2013, we had $115.2 million outstanding under the Revolving Credit Facility. Concurrent with our entry into a new credit agreement, the Revolving Credit Facility was terminated in January 2014.

Endeavour International Corporation

•

2018 Notes:  In 2012, we closed the private placement of $554 million of 12% notes due 2018 (the “2018 Notes”).  In May 2012, concurrent with the closing of the Alba Acquisition, a portion of the net proceeds were used to fund the acquisition and repay all outstanding amounts under the Senior Term Loan (see below).

•

Reimbursement Agreements:  During 2012, we entered into two reimbursement agreements related to abandonment liabilities for certain of our U.K. oil and gas properties.  Under these agreements, we agreed to reimburse the issuers of letters of credit covering approximately $153 million of certain of our abandonment liabilities in the event that the letters of credit are drawn.  In connection with the execution of the January 2013 Procurement Agreement, we terminated one of the agreements and paid all outstanding and accrued fees.  Third parties have cash collateral associated with the commitments under the reimbursement agreements and we have not recorded the reimbursement agreements as liabilities.  The second Reimbursement Agreements was terminated and replaced by the Combined Procurement Agreement in January 2014.

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

•

Senior Term Loan: In August 2010, we entered into a credit agreement with Cyan, as administrative agent, and various lenders for a senior, secured term loan, in the aggregate amount of $150 million, which was subsequently increased to $235 million (the “Senior Term Loan”).  In May 2012, we repaid the outstanding balance of our Senior Term Loan with a portion of the proceeds from our offering of the 2018 Notes.

•

6% Senior Convertible Notes:  In April 2011, we redeemed all $81.25 million of our outstanding 6% Senior Convertible Notes with a portion of the proceeds from our common stock offering completed in March 2011.

•

$50 million Subordinated Notes:  In November 2009, we issued an aggregate $50 million of subordinated notes due 2014 (the “Subordinated Notes”).  We utilized a portion of the proceeds from our 2018 Notes to redeem our outstanding Subordinated Notes.

Our equity issuances for 2012 and 2011 were as follows:

•	June 2012: a public offering of 8.6 million shares of our common stock offering for net proceeds of $60.8 million;
•	March 2011: a public offering of 11.5 million shares of our common stock offering for net proceeds of $118.4 million.

Endeavour International Corporation

Strategic Alternatives

As discussed previously, in February 2013, we announced that our Board of Directors approved a review of strategic alternatives.  The primary objective of the strategic review was to accelerate the deleveraging of the balance sheet and unlock the value of our underlying assets.  The strategic review was concluded in October 2013.  The Board of Directors determined that it was in the best interest of our shareholders to retain and exploit our existing asset base, while initiating several organizational changes and cost-saving initiatives.  As of December 31, 2013, we had consolidated our U.K. operations in Aberdeen, Scotland, closed our London office, and re-aligned several key personnel internally.

Results of Operations

Our revenues and cash flows from operating activities are very sensitive to changes in the prices we receive for the oil and natural gas we produce.  Our production is sold at prevailing market prices, which may be volatile and subject to numerous factors which are outside of our control.  Further, the current tightly balanced supply and demand market means a small variation in supply or demand can significantly impact the market prices for these commodities. Our realized price per BOE, before derivatives, increased from $76.08 per BOE in 2012 to $92.36 per BOE in 2013.  Our revenues increased from $219.1 million for the year ended December 31, 2012 to $337.7 million for 2013 primarily as a result of continued production volumes from our Bacchus field and initial production from the Rochelle field.  Our revenues increased from $60.1 million for the year ended December 31, 2011 to $219.1 million for 2012 primarily as a result of higher production volumes related to first production from Bacchus in the second quarter of 2012 and our purchase of the additional interest in Alba.

For 2013, net loss to common stockholders was $(97.3) million, or $(2.07) per diluted share.    This net loss includes a $9.6 million impairment related to our U.S. properties, increased interest expense resulting from borrowings under existing debt agreements.  Net loss to common stockholders for 2012 was $(128.0) million, or $(3.01) per diluted share.  The 2012 net loss includes a $53.1 impairment related to our U.S. properties, increased interest expense resulting from borrowings under existing debt agreements, issuances of new debt obligations and a loss on the early extinguishment of debt of $21.7 million.  Net loss to common stockholders for 2011 was $(133.0) million, or $(3.70) per diluted share.  The 2011 net loss includes a $65.7 impairment related to our U.S. properties and increased interest expense resulting from borrowings under existing debt agreements and issuances of new debt obligations.

Net income can be significantly affected by various non-cash items, such as unrealized gains and losses on our commodity derivatives, currency impact of long-term liabilities and deferred taxes.  Cash flow provided by (used in) operations was $57.4 million in 2013 versus $38.6 million in 2012 and ($39.3) million in 2011.  Adjusted EBITDA (as defined below) was $203.3 million in 2013, as compared to $129.9 million in 2012 and $25.1 million in 2011.  These fluctuations in Adjusted EBITDA are primarily due to the changes in our production volumes, and operating costs.

Given the significant impact that non-cash items may have on our net income, we use various measures in addition to net income, including non-financial performance indicators and non-

Endeavour International Corporation

GAAP measures as key metrics to manage our business.  These key metrics demonstrate our ability to maintain or grow production levels and reserves, internally fund capital expenditures and service debt as well as provide comparisons to other oil and gas exploration and production companies.  These measures include, among others, debt and cash balances, production levels, oil and gas reserves, drilling results, adjusted earnings before interest, taxes, depreciation, depletion and amortization (“Adjusted EBITDA”) and net loss as adjusted.

Net loss as adjusted for 2013 was $(84.3) million.  Net loss as adjusted for 2012 was $(54.2) million, as compared to net loss as adjusted of $(49.7) million in 2011.

For definitions of net income and loss as adjusted and Adjusted EBITDA, and a reconciliation of these non-GAAP measures to the appropriate GAAP measure, please see “Non-GAAP Financial Measures and Reconciliations.”

Revenues

Our revenues and sales volumes have fluctuated significantly during the last three years primarily due to the following:

•

Our revenues increased from $219.1 million for the year ended December 31, 2012 to $337.7 million for the year ended December 31, 2013, primarily due to increases in U.K. oil production from our increased interest in the Alba field and initial production from the Bacchus in the second quarter of 2012 and initial production from the Rochelle field in the fourth quarter of 2013.

•

Our revenues increased from $60.1 million for the year ended December 31, 2011 to $219.1 million for the year ended December 31, 2012, primarily due to increases in U.K. oil production from our increased interest in the Alba field and initial production from the Bacchus field.

Endeavour International Corporation

The following table shows our annual average sales volumes, sales prices and average production costs.

	Year Ended December 31,
	2013	2012	2011
Sales volume (1)
Oil and condensate sales (Mbbls):
United Kingdom	3,017	1,994	373
United States	1	3	7
Total	3,018	1,997	380

Gas sales (MMcf):
United Kingdom	1,194	91	94
United States	2,636	5,207	5,033
Total	3,830	5,298	5,127

Oil equivalent sales (MBOE)
United Kingdom	3,216	2,009	388
United States	441	871	846
Total	3,657	2,880	1,234

Total BOE per day	10,017	7,868	3,382

Physical production volume (BOE per day) (1):
United Kingdom	8,665	5,494	1,095
United States	1,257	2,379	2,319
Total	9,922	7,873	3,414

Average Realized Prices:

United Kingdom:
Oil and condensate price ($ per Bbl)	$104.40	$103.56	$109.70
Gas price ($ per Mcf)	12.00	7.41	8.89
Equivalent oil price ($ per BOE)	$102.39	$103.13	$107.61

United States:
Oil and condensate price ($ per Bbl)	$94.47	$94.67	$82.43
Gas price ($ per Mcf)	3.13	2.23	3.53
Equivalent oil price ($ per BOE)	$18.98	$13.64	$21.67

Total:
Oil and condensate price ($ per Bbl)	$104.40	$103.55	$109.20
Gas price ($ per Mcf)	5.89	2.32	3.63
Equivalent oil price ($ per BOE)	$92.36	$76.07	$48.66

Operating Costs ($ per BOE) (2):
United Kingdom	$30.49	$25.67	$22.22
United States	16.78	8.00	10.69
Total	$28.84	$20.33	$14.31

Endeavour International Corporation

(1)

We record oil revenues when production is transported by pipeline or production is shipped out of our storage tanks.  We use the entitlements method to account for sales of gas production.  Physical production may differ from sales volumes based on the timing of tanker liftings for our international sales.

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

Operating Expenses

For 2013, operating expenses increased to $105.4 million as compared to $58.5 million for 2012, primarily due to costs related to production from our Alba, Bacchus and Rochelle fields.    Operating costs per BOE increased to $28.84 per BOE for 2013 from $20.33 per BOE for 2012 primarily due to the continued increase in proportion of U.K. operations to our total expenses and workovers in our U.S. fields.  On average, our U.K. operations have higher operating costs per BOE than our U.S. operations, thereby increasing our overall operating costs per BOE.

For 2012, operating expenses increased to $58.5 million as compared to $17.7 million for 2011,  primarily due to costs related to our increased interest in the Alba field and initial production from the Bacchus field.  Operating costs per BOE increased to $20.33 per BOE for 2012 from $14.31 per BOE for 2011 due to the increase in proportion of U.K. operations to our total expenses.  In addition, 2012 operating expenses increased as a result of the sale of $9.7 million of oil inventory purchased in the Alba Acquisition (as defined below).

DD&A and Impairment of Oil and Gas Properties

Depreciation, depletion and amortization (“DD&A”) expense increased from 2012 to 2013 primarily due to increased production from the Alba, Bacchus and Rochelle fields.  DD&A expense increased from 2011 to 2012 primarily due to increased production due to our acquisition of additional interest in Alba and initial production from Bacchus.  DD&A per BOE

Endeavour International Corporation

was $39.12,  $23.11 and $21.45 for the years ended December 31, 2013,  2012 and 2011, respectively.  The increase in DD&A per BOE resulted from our increased production through the three year period.

In 2013,  2012 and 2011, we recorded $9.6 million,  $53.1 million and $65.7 million, respectively, in impairment of oil and gas properties, pre-tax, through the application of the full cost ceiling test at the end of each quarter.  The primary reason for the 2013 impairment was the evaluation of certain U.S. assets not subject to amortization which we no longer intend to pursue and accordingly are included in the full cost pool.  The 2012 impairment was primarily related to the declines in U.S. gas prices.  The 2011 impairment was primarily related to the decline in U.S. gas prices and the impact of our determination that the likely economic returns in the future would not warrant further investment in our test wells in the Alabama area.  Our decision to discontinue activities in that area resulted in the reclassification of related amounts as being evaluated for full cost accounting purposes.

General and Administrative (“G&A”) Expenses

Our G&A expenses decreased from $21.1 million in 2012 to $19.1 million for 2013 as a result of decreased employee compensation expense, consulting fees, and travel expense primarily resulting from staff realignments and reductions in the U.K resulting from our strategic review.  We expect gross G&A expenses to be lower in 2014 as the majority or our staff realignments and reductions occurred late in 2013.  The increase in G&A expense from $17.9 million in 2011 to $21.1 million in 2012 was a result of an increase in employee compensation expense and an increase in consulting costs associated with the additional staff to pursue the Rochelle development as operator and our expanding U.K. operations.

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

Endeavour International Corporation

Components of G&A expenses for these periods are as follows:

	Year Ended December 31,
(Amounts in thousands)	2013	2012	2011
Compensation	$20,225	$20,520	$17,363
Consulting, legal and accounting fees	9,291	9,160	6,461
Other expenses (income)	(2,788)	3,299	3,600
Total gross cash G&A expenses	26,728	32,979	27,424

Non-cash stock-based compensation	4,843	6,036	3,697
Gross G&A expenses	31,571	39,015	31,121
Less: capitalized G&A expenses	(12,447)	(17,930)	(13,268)
Net G&A expenses	$19,124	$21,085	$17,853

Interest Expense and Other

The increase in interest expense from $84.1 million in 2012 to $104.5  million in 2013 reflects the increases in interest expense that occurred as we completed several financing transactions during 2013 and 2012 that have had a significant impact on our interest expense, including the issuance of new debt facilities and the repayment of extinguished debt.  Components of interest expense are as follows:

	Year Ended December 31,
(Amounts in thousands)	2013	2012	2011
Interest expense on debt outstanding	$106,148	$77,128	$10,706
Interest expense on retired debt	-	19,701	36,664
Amortization of loan costs and discount	22,359	14,179	12,234
Gross interest expense	128,507	111,008	59,604
Less: capitalized interest	(23,991)	(26,886)	(14,711)
Net interest expense	$104,516	$84,122	$44,893

Each of our debt instruments and transactions are discussed in Note 10 to our consolidated financial statements in “Item 8. Financial Statements and Supplementary Data.”

Endeavour International Corporation

Income Taxes

The following summarizes the components of tax expense (benefit):

(Amounts in thousands)	U.K.		U.S.	Other	Total
Year Ended December 31, 2013:
Net income (loss) before taxes	$(35,273)		$(44,591)	$(9,173)	$(89,037)

PRT tax current expense	20,667		—	—	20,667
PRT tax deferred benefit	(13,978)		—	—	(13,978)
PRT tax expense	6,689		—	—	6,689

Corporate current expense	—		—	30	30
Corporate deferred benefit	(277)		—	—	(277)
Corporate tax expense (benefit)	(277)		—	30	(247)

Total tax expense	6,412		—	30	6,442

Net income (loss) after taxes	$(41,685)		$(44,591)	$(9,203)	$(95,479)

Year Ended December 31, 2012:
Net income (loss) before taxes	$(22,959)		$(91,383)	$2,344	$(111,998)

PRT tax current expense	31,796		—	—	31,796
PRT tax deferred benefit	(14,823)		—	—	(14,823)
PRT tax expense	16,973		—	—	16,973

Corporate current expense	—		—	26	26
Corporate deferred benefit	(11,358)		—	—	(11,358)
Deferred tax expense related to U.K. tax law change	8,587		—	—	8,587
Corporate tax expense (benefit)	(2,771)		—	26	(2,745)

Total tax expense	14,202		—	26	14,228
Net income (loss) after taxes	$(37,161)		$(91,383)	$2,318	$(126,226)

Year Ended December 31, 2011:
Net income (loss) before taxes	$(9,806)		$(99,409)	$5,281	$(103,934)

PRT tax current expense	5,926	—	—	—	5,926
PRT tax deferred benefit	(373)		—	—	(373)
PRT tax expense	5,553		—	—	5,553

Corporate current expense	—		4	15	19
Corporate deferred benefit	(3,935)		—	—	(3,935)
Deferred tax expense related to U.K. tax law change	25,424		—	—	25,424
Corporate tax expense	21,489		4	15	21,508

Total tax (benefit) expense	27,042		4	15	27,061
Net income (loss) after taxes	$(36,848)		$(99,413)	$5,266	$(130,995)

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

Tax Attributes

At December 31, 2013, we had the following tax attributes available to reduce future income taxes:

		As of December 31,
		2013		2012
	Types of Tax Attributes	Years of Expiration	Carry-forward Amount	Years of Expiration	Carry-forward Amount
U.K.
Corporate tax	NOL	Indefinite	$638,466	Indefinite	$500,789
Supplemental Corporate tax	NOL	Indefinite	455,318	Indefinite	378,602
U.S.
Corporate Income tax	NOL	2023 - 2033	232,745	2023 - 2032	177,206
State Income tax	NOL	2014 - 2033	83,613
Capital gains tax	Capital loss	2015	1,848	2015	1,848

As of December 31, 2013, the U.K. tax attributes shown above have been recognized for financial statement reporting purposes to reduce deferred tax liability.  As of December 31, 2013, the U.S. tax attributes shown above have been not recognized for financial statement reporting purposes as we have full valuation allowance for our U.S. net operating and capital loss carry forwards.

Endeavour International Corporation

The following table presents the principal reasons for the difference between our effective tax rates and the United States federal statutory income tax rate of 35%.

	Year Ended December 31,
	2013	2012	2011
Federal income tax benefit at statutory rate	$(31,163)	$(39,199)	$(36,378)
Taxation of foreign operations	21,998	5,859	3,254
Effect of out-of-period adjustment	—	6,997	—
Change in valuation allowance – U.S.	15,343	30,329	24,604
U.K. tax increase from tax law and rate changes	—	8,587	25,424
Deemed foreign dividend of wholly owned subsidiaries	—	—	8,572
Disallowed executive compensation	247	1,655	1,585
Other	17	—	—

Total Income Tax Expense	$6,442	$14,228	$27,061
Effective Income Tax Rate	-7%	-13%	-26%

2014 Outlook

Planned Capital Expenditures

We expect that our total capital expenditure budget for 2014 will be approximately $70 million, of which we expect to spend approximately $45 million in the U.K., primarily on drilling at Alba.  We expect to spend the remainder of our 2014 capital budget in the U.S. to maintain our acreage positions and to fulfill minor drilling commitments.  Our 2014 capital expenditure budget is subject to change depending on a number of factors, including the availability and costs of drilling and completion equipment, crews, economic and industry conditions, prevailing and anticipated prices for oil and gas, the availability of sufficient capital resources, drilling success and other normal factors affecting the oil and gas industry.

Preliminary Capital Budget
United Kingdom:
Drilling and completions	$35 million - $50 million
Exploration, seismic and other	$5 million
Total U.K.	$40 million - $55 million
United States	$20 million to $25 million
Total direct oil and gas capital	$60 million to $80 million

We intend to fund our 2014 capital expenditures primarily through cash on hand, cash flow generated from operations and our financing activities in early 2014.

Decommissioning Expenditures

Production from each of our Ivanhoe, Rob Roy, Hamish (collectively, “IVRRH”), Renee, Rubie and Goldeneye fields has ceased and we have performed maintenance and decommissioning activities over the last several years.  We expect to incur approximately $50 million in decommissioning charges during 2014.

Endeavour International Corporation

First Quarter Production Guidance

With the unanticipated downtime at the Rochelle field and continued restricted rates at Alba, average daily production volumes are expected to be in the range of 9,000 – 10,000 boepd for the first quarter of 2014.

At December 31, 2013, we had the following floors and ceilings embedded within our marketing contracts and forward sales:

	First Quarter	Second Quarter
Oil:	2014	2014
Volumes (Mbbl)	472	360
Weighted Average Ceiling Price ($/Barrel)	$109.81	$109.75
Weighted Average Floor Price ($/Barrel)	103.97	102.50

Recent Financing Arrangements

In February 2014, we entered into a securities purchase agreement relating to the issuance of up to $55 million in common stock, warrants and convertible notes.  We closed on an initial $30 million in late February and early March 2014, comprised of:

•	2.9 million shared of our common stock;
•	warrants to purchase 0.7 million shares of our common stock at an exercise price of $5.292 per share, expiring on February 28, 2019; and
•	$17.5 million in aggregate principal of 6.5% convertible note (the “6.5% Convertible Notes).”

In January 2014, we and our subsidiaries entered into a credit agreement (“Term Loan Facility”) under which our lenders advanced $125 million.  Concurrent with our entry into this facility, we terminated our Revolving Credit Facility and all outstanding borrowings and accrued interest and fees under such facility were paid in full.  The Term Loan Facility bears quarterly interest at LIBOR plus 7.00% (provided LIBOR equals at least 1.25% annually) and will mature on the earlier of November 30, 2017 or 91 days prior to the maturity of the company’s 5.5% convertible senior notes and 11.5% convertible notes both due 2016.  For additional information regarding the Term Loan Facility, see Note 26 “Subsequent Events.”

On January 24, 2014, we also entered into a letter of credit procurement agreement (the “Combined Procurement Agreement”) with an unaffiliated third party (Payee), where we agreed to reimburse the Payee for any expense incurred by it in connection with the posting of cash collateral to secure letters of credit issued for our account in the amount of approximately £78 million (approximately $130 million as of January 24, 2014).  The letters of credit secure decommissioning obligations in connection with certain of our U.K. licences and have been outstanding and unchanged since 2006.  The Combined Procurement Agreement was entered into to replace the Alba Reimbursement Agreement and the LOC Procurement Agreement.

Due to a change in the U.K. tax treatment for decommissioning, we have amended our Decommissioning Securities Agreement for the Alba field.  The new tax law, which allows

Endeavour International Corporation

companies to treat decommissioning on an after-tax basis (including PRT), enabled us to reduce our letter of credit amount on the Alba field from $120 million to approximately $55 million.  The reduced requirements as a result of the new U.K. decommissioning tax treatment, combined with the refinancing activities completed in January 2014, is expected to generate an annual cash savings of approximately $17 million to the Company.

Each of these transactions is discussed in Note 26 to our consolidated financial statements in “Item 8. Financial Statements and Supplementary Data.”

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

Endeavour International Corporation

	Year Ended December 31,
(Amounts in thousands)	2013	2012	2011
Net loss	$(95,479)	$(126,226)	$(130,995)
Impairment of oil and gas properties (net of tax) (1)	9,566	53,072	65,706
Unrealized gain on derivatives (net of tax) (2)	1,843	(7,326)	(10,269)
Loss on early extinguishment of debt (net of tax) (3)	—	17,662	402
Deferred tax expense related to U.K. tax rate change	(277)	8,587	25,484

Net Loss as Adjusted	$(84,347)	$(54,231)	$(49,672)

Net loss	$(95,479)	$(126,226)	$(130,995)
Unrealized (gain) loss on derivatives	1,843	(5,141)	(8,378)
Net interest expense	104,452	83,872	44,781
Letter of credit fees	33,425	21,903	-
Loss on early extinguishment of debt	-	21,661	402
Depreciation, depletion and amortization	143,048	66,564	26,478
Impairment of oil and gas properties	9,566	53,072	65,706
Income tax expense	6,442	14,228	27,061

Adjusted EBITDA	$203,297	$129,933	$25,055

(1)	Since the impairments related to U.S. oil and gas properties, we recognized no tax benefits as there was no assurance that we could generate any U.S. taxable earnings.
(2)	Net of tax (expense) benefit of none, $(2,185) and $(1,891) in 2013, 2012 and 2011, respectively.
(3)	Net of tax benefit of $3,899 for 2012.

Disclosures about Contractual Obligations and Commercial Commitments

The following table sets forth our obligations and commitments to make future payments under our lease agreements and other long-term obligations as of December 31, 2013:

(Amounts in thousands)	Payments due by Period
	Total	Less than 1 Year	1-3 Years	3-5 Years	After 5 Years
Long-term debt (1):
Principal	$882,600	$115,163	$213,437	$554,000	$—
Interest (2)	321,779	81,391	158,328	82,060	—
Monetary production payment:
Principal	166,667	74,167	92,500	—	—
Effective interest (3)	29,087	24,864	4,223	—	—
Asset retirement obligations	199,553	48,793	79,735	142	70,883
Letter of credit fees (1)	17,622	17,622	—	—	—
Leases for offices and equipment	5,238	1,723	3,260	255	—

Total Contractual Obligations	$1,622,546	$363,723	$551,483	$636,457	$70,883

(1)	Our debt and letter of credit fees reflect the amounts outstanding at December 31, 2013 and reflect the maturity dates in effect at that date. Subsequent to December 31, 2013, the $115.2 61

Endeavour International Corporation

million of debt due in less than one year and our reimbursement agreements were replaced with new facilities that mature in 2017. See Note 26 for additional discussion.
(2)	Interest on our 11.5% convertible bonds is added to the outstanding principal balance each quarter and reflected as due upon maturity.
(3)	Interest on our Monetary Production Payment is calculated through full maturity.

Off-Balance Sheet Arrangements

At December 31, 2013, our reimbursement agreements related to abandonment liabilities were off-balance sheet arrangements and covered approximately $153 million of our abandonment liabilities for certain of our U.K. oil and gas properties.  Subsequent to December 31, 2013, we replaced our existing reimbursement agreements and reduced the amount to $88 million.  See Note 26 “Subsequent Event” for additional discussion.  Under these agreements, unaffiliated third parties pledged cash to secure letters of credit covering certain of our abandonment liabilities and we agreed to reimburse the pledged cash in the event that the letters of credit are drawn and pledged cash is utilized to satisfy the commitment.  We have no cash collateral associated with the reimbursement agreements and the commitments under the reimbursement agreements are not recorded as liabilities.  The associated abandonment obligations are recorded in other long-term liabilities as part of our asset retirement obligations.  Fees and expenses related to the reimbursement agreements are included in other expenses on our condensed consolidated statement of operations.  See Note 22 to our consolidated financial statements in “Item 8. Financial Statements and Supplementary Data” for additional discussion.

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

Future net cash flows use the average, first-day-of-the-month price for commodities during 2013,  2012 and 2011.

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

Endeavour International Corporation

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

Endeavour International Corporation

At December 31, 2013, we had $259.2 million of goodwill recorded related to past business combinations.  This goodwill is not amortized, but is required to be assessed for impairment annually, or more often as facts and circumstances warrant.  The first step of that process is to compare the fair value of the reporting unit to which goodwill has been assigned to the carrying amount of the associated net assets and goodwill.  The reporting units used to evaluate and measure goodwill for impairment are determined from the manner in which the business is managed.  We have determined we have a single reporting unit.  Goodwill is tested annually at year end.  Although we cannot predict when or if goodwill will be impaired, impairment charges may occur if we are unable to replace the value of our depleting asset base or if other adverse events (for example, lower sustained oil and gas prices) reduce the fair value of the reporting unit.

We completed our 2013 annual goodwill impairment test with no impairment indicated as the estimated fair value of our reporting unit was substantially greater than its book value.  We considered our market capitalization based on average stock prices for 20 days before December 31, 2013.

A lower fair value estimate in the future could result in impairment.  Examples of factors that could cause a lower fair value estimate could be sustained declines in prices, increases in costs, and changes in discount rate assumptions due to market conditions.

Dismantlement, Restoration and Environmental Costs

We recognize liabilities for asset retirement obligations associated with tangible long-lived assets, such as producing well sites, and offshore production platforms, with a corresponding increase in the related long-lived asset.  The asset retirement cost is depreciated along with the property and equipment in the full cost pool.  The asset retirement obligation is recorded at fair value and accretion expense, recognized over the life of the property, increases the liability to its expected settlement value.  If the fair value of the estimated asset retirement obligation changes, an adjustment is recorded for both the asset retirement obligation and the asset retirement cost.

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

Revenue Recognition

We use the entitlements method to account for sales of gas production.  We may receive more or less than our entitled share of production.  Under the entitlements method, if we receive more than our entitled share of production, the imbalance is treated as a liability at the market price at

Endeavour International Corporation

the time the imbalance occurred.  If we receive less than our entitled share, the imbalance is recorded as an asset at the lower of the current market price or the market price at the time the imbalance occurred.  Oil revenues are recorded when production is transported by pipeline or production is shipped out of our storage tanks.  Oil revenues are recognized when production is sold to a purchaser at a fixed or determinable price, when delivery has occurred, title has transferred and collectability of the revenue is probable.

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

Endeavour International Corporation

of the equity award).  We apply the fair value method in accounting for stock option grants to non-employees using the Black-Scholes Method.

It is our policy to use authorized but unissued shares of stock when stock options are exercised.  At December 31, 2013, we had approximately 1.8 million additional shares available for issuance pursuant to our existing stock incentive plan.

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

Item 7A.  Quantitative and Qualitative Disclosures About Market Risk

Foreign Exchange Risk

The international scope of our business operations exposes us to the risk of fluctuations in foreign currency markets.  As a result, we are subject to foreign currency exchange rate risk due to effects that foreign exchange rate movements have on our costs and on the cash flows that we receive from foreign operations.  Our oil revenues are received in U.S. dollars while gas revenues in the U.K. are received in pounds sterling.  Capital expenditures, payroll and operating expenses may be denominated in U.S. dollars or pounds sterling.  We operate a centralized currency management operation to take advantage of potential opportunities to naturally offset exposures against each other.  To date, we have addressed our foreign currency exchange rate risks principally by maintaining our liquid assets in interest-bearing accounts, until payments in foreign currency are required.  As the timing of expenditures in pounds sterling has been predictable, we have been able to match revenues received in pounds sterling and foreign currency purchases to minimize our exposure to foreign currency exchange rate risk.  At December 31, 2013, we have exposure to exchange rate changes applicable to cash balances in our U.K. pound denominated bank accounts.  A 10% change in the foreign-currency exchange rate would not have a material effect on our financial position or results of operations.

Endeavour International Corporation

Interest Rate Risk

At December 31, 2013, our exposure to changes in interest rates is not significant as all of our borrowings are subject to fixed interest rates.  Changes in interest rates only affect the interest earned on cash and cash equivalents.  The Term Loan Facility and the Combined Procurement Agreement issued in January 2014 will be subject to market changes in interest rates.

Endeavour International Corporation

Item 8.  Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of

Endeavour International Corporation

We have audited the accompanying consolidated balance sheets of Endeavour International Corporation and subsidiaries as of December 31, 2013 and 2012, and the related consolidated statements of operations, stockholders' equity and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Endeavour International Corporation and subsidiaries at December 31, 2013 and 2012, and the consolidated results of their operations and their cash flows for the years then ended, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Endeavour International Corporation and subsidiaries’ internal control over financial reporting as of December 31, 2013, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (1992 framework) and our report dated March 14, 2013 expressed an unqualified opinion thereon.

/s/  Ernst & Young LLP

Houston, Texas

March 14, 2014

Endeavour International Corporation

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

Endeavour International Corporation:

We have audited the accompanying consolidated statements of income, stockholders’ equity, and cash flows of Endeavour International Corporation and subsidiaries (the Company) for the year ended December 31, 2011. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the results of operations and the cash flows of Endeavour International Corporation and subsidiaries for the year ended December 31, 2011, in conformity with U.S. generally accepted accounting principles.

(signed) KPMG LLP

Houston, Texas
March 7, 2012, except for Note 25, as to which date is March 18, 2013

Endeavour International Corporation

Consolidated Balance Sheets

(Amounts in thousands)

	December 31,
	2013	2012
Assets
Current Assets:
Cash and cash equivalents	$34,742	$59,185
Accounts receivable	65,171	46,181
Prepaid expenses and other current assets	60,318	39,067
Total Current Assets	160,231	144,433

Property and Equipment, Net ($368,660 and $349,433 not subject
to amortization at 2013 and 2012, respectively)	1,072,151	1,003,441
Goodwill	259,238	262,764
Other Assets	33,222	49,906
Total Assets	$1,524,842	$1,460,544

See accompanying notes to consolidated financial statements.

Endeavour International Corporation

Consolidated Balance Sheets

(Amounts in thousands)

	December 31,
	2013	2012
Liabilities and Stockholders’ Equity
Current Liabilities:
Accounts payable	$38,033	$60,153
Current maturities of debt	—	15,713
Deferred revenue	20,965	—
Monetary production payment, current portion	74,167	—
Accrued expenses and other	88,625	90,100
Total Current Liabilities	221,790	165,966
Long-Term Debt	870,878	843,793
Deferred Taxes	146,213	159,959
Monetary production payment, long-term portion	92,500	-
Other Liabilities	131,370	147,692
Total Liabilities	1,462,751	1,317,410
Commitments and Contingencies
Series C Convertible Preferred Stock:
Series C preferred stock - Liquidation preference: $37,000 and $37,000
at December 31, 2013 and 2012, respectively	43,703	43,703
Stockholders’ Equity:
Series B preferred stock - Liquidation preference: $3,745 and $3,588
at December 31, 2013 and 2012, respectively	—	—
Common stock; shares issued and outstanding – 46,981 and 46,691
at December 31, 2013 and 2012, respectively	47	47
Additional paid-in capital	510,062	493,803
Treasury stock, at cost - 72 and 72 shares
at December 31, 2013 and 2012, respectively	(587)	(587)
Accumulated deficit	(491,134)	(393,832)
Total Stockholders’ Equity	18,388	99,431
Total Liabilities and Stockholders’ Equity	1,524,842	1,460,544

See accompanying notes to consolidated financial statements.

Endeavour International Corporation

Consolidated Statement of Operations

(Amounts in thousands, except per share data)

	Year Ended December 31,
	2013	2012	2011
Revenues	$337,664	$219,058	$60,091

Cost of Operations:
Operating expenses	105,444	58,536	17,668
Depreciation, depletion and amortization	143,048	66,564	26,478
Impairment of oil and gas properties	9,566	53,072	65,706
General and administrative	19,124	21,085	17,853
Total Expenses	277,182	199,257	127,705
Income (Loss) From Operations	60,482	19,801	(67,614)

Other Income (Expense):
Derivatives:
Unrealized gains (losses)	(1,843)	5,141	8,378
Interest expense	(104,516)	(84,122)	(44,893)
Loss on early extinguishment of debt	-	(21,661)	(402)
Letter of credit fees	(33,425)	(21,903)	-
Other income (expense)	(9,735)	(9,254)	597
Total Other Expense	(149,519)	(131,799)	(36,320)

Loss Before Income Taxes	(89,037)	(111,998)	(103,934)

Petroleum Revenue Tax ("PRT") Expense (Benefit)	6,689	16,973	5,553
Corporate Tax Expense (Benefit)	(247)	(2,745)	21,508
Income Tax Expense	6,442	14,228	27,061

Net Loss	(95,479)	(126,226)	(130,995)
Preferred Stock Dividends:	1,823	1,823	1,974

Net Loss to Common Stockholders	$(97,302)	$(128,049)	$(132,969)

Net Loss per Common Share - Basic and Diluted	$(2.07)	$(3.01)	$(3.70)

Weighted Average Number of Common Shares Outstanding -
Basic and Diluted	47,088	42,533	35,957

See accompanying notes to consolidated financial statements.

Endeavour International Corporation

Consolidated Statement of Cash Flows

(Amounts in thousands)

	Year Ended December 31,
	2013	2012	2011
Cash Flows from Operating Activities:
Net loss	$(95,479)	$(126,226)	$(130,995)
Adjustments to reconcile net loss to net
provided by (used in) operating activities:
Depreciation, depletion and amortization	143,048	66,564	26,478
Impairment of oil and gas properties	9,566	53,072	65,706
Deferred tax expense (benefit)	(14,255)	(17,594)	21,116
Unrealized (gains) losses on derivatives	1,843	(5,141)	(8,378)
Amortization of non-cash compensation	3,606	4,401	3,697
Amortization of loan costs and discount	22,359	14,179	12,234
Non-cash interest expense	7,082	8,684	12,811
Loss on early extinguishment of debt	-	21,661	402
Other	16,330	15,365	1,518
Changes in operating assets and liabilities:
Increase in receivables	(18,991)	(24,319)	(531)
(Increase) decrease in other current assets	1,324	(592)	(13,328)
Increase (decrease) in liabilities	(18,985)	28,559	(30,073)
Net Cash Provided by (Used in) Operating Activities	57,448	38,613	(39,343)

Cash Flows From Investing Activities:
Capital expenditures	(225,755)	(246,925)	(165,062)
Acquisitions, net of cash acquired	(2,787)	(238,854)	(33,075)
Proceeds from sales, net of cash	6,774	1,407	-
(Increase) decrease in restricted cash	-	(178)	31,726
Net Cash Used in Investing Activities	(221,768)	(484,550)	(166,411)

Cash Flows From Financing Activities:
Repayments of borrowings	-	(274,629)	(103,225)
Borrowings under debt agreements, net of debt discount	-	654,023	210,000
Proceeds from issuance of common stock	-	60,805	118,444
Proceeds from issuance of monetary production payments	175,000	-	-
Repayment of monetary production payments	(8,333)	-	-
Payments for early extinguishment of debt	-	(7,248)	-
Financing costs paid	(25,210)	(32,204)	(11,401)
Other financing	(1,580)	(1,661)	(1,295)
Net Cash Provided by Financing Activities	139,877	399,086	212,523

Net Increase (Decrease) in Cash and Cash Equivalents	(24,443)	(46,851)	6,769
Cash and Cash Equivalents, Beginning of Period	59,185	106,036	99,267

Cash and Cash Equivalents, End of Period	$34,742	$59,185	$106,036

See accompanying notes to consolidated financial statements.

Endeavour International Corporation

Consolidated Statement of Stockholders’ Equity

(Amounts in thousands)

			Additional		Total
	Common	Treasury	Paid-In	Accumulated	Stockholder's
	Stock	Stock	Capital	Deficit	Equity
Balance, January 1, 2011	$25	$(587)	$287,995	$(132,815)	$154,618
Preferred stock dividend	-	-	-	(1,974)	(1,974)
Common stock issuance	12	-	118,433	-	118,445
Series C preferred stock conversion	1	-	9,448	-	9,449
Amortization of deferred compensation	-	-	3,697	-	3,697
Other	-	-	839	-	839
Net Income	-	-	-	(130,995)	(130,995)
Balance, December 31, 2011	$38	$(587)	$420,412	$(265,784)	$154,079

Preferred stock dividend	-	-	-	(1,823)	(1,823)
Common stock issuance	9	-	60,796	-	60,805
Series C preferred stock conversion	-	-	6,273	-	6,273
Amortization of deferred compensation	-	-	6,033	-	6,033
Other	-	-	290	-	290
Net Loss	-	-	-	(126,226)	(126,226)
Balance, December 31, 2012	$47	$(587)	$493,804	$(393,833)	$99,431

Preferred stock dividend	-	-	-	(1,823)	(1,823)
Issuance of Warrants	-		11,286		11,286
Series C preferred stock conversion	-	-	-	-	-
Amortization of deferred compensation	-	-	4,843	-	4,843
Other	-	-	129	1	130
Net Loss	-	-	-	(95,479)	(95,479)
Balance, December 31, 2013	$47	$(587)	$510,062	$(491,134)	$18,388

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

2014 Liquidity and Capital Resources

As of December 31, 2013, we had $882.6 million in outstanding indebtedness.  Being highly leveraged, servicing our debt and other long-term obligations will continue to require a significant portion of our cash flow from operations and available cash on hand.  The combination of these debt servicing requirements, capital expenditures and the delay in cash flow resulting from the Rochelle mechanical issues may exceed the cash flow from our current operations.  During 2014, our primary uses of financial resources are expected to be:

•	our capital expenditures, primarily related to our drilling activities in the U.K.;
•	payments for abandonment obligations,
•	payments due under our production payments; and
•	interest payments on existing credit facilities and payments in support of our reimbursement agreement covering our abandonment obligations.

We believe we will be able to fund operations for the foreseeable future including our capital expenditures and other expenditure requirements based on our projections of funds generated from operations, cash available and accessing the debt and equity markets.   Since year-end 2013, we have also completed several transactions to improve our liquidity position and extended the maturities of some of our debt and other obligations.    The completion of these recent financing activities is designed to provide sufficient liquidity to replace the interruption in production at Rochelle.  These transactions include:

•	replacing certain credit facilities which would have expired in 2014;
•	replacing reimbursement agreements covering certain of our abandonment liabilities in the U.K. which would have expired in 2014;
•	issuing $12.5 million in common stock; and
•	issuing $17.5 million in 6.5% convertible debt.

See Note 26 “Subsequent Events” for additional discussion of each of these transactions.

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

Management believes it is reasonably possible that the following material estimates affecting the financial statements could change in the coming year:

•	estimates of proved oil and gas reserves;
•	estimates as to the expected future cash flow from proved oil and gas properties;
•	estimates of future dismantlement and restoration costs;
•	estimates of fair values used in purchase accounting; and
•	estimates of the fair value of derivative instruments.

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

Endeavour International Corporation

Notes to Consolidated Financial Statements

(Amounts in tables in thousands, except per unit data)

Inventories

Materials and supplies and oil inventories are valued at the lower of cost or market value (net realizable value).  Our inventories are stated on an average cost basis.

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

Business Combinations

Assets and liabilities acquired through a business combination are recorded at estimated fair value.  We use all available information to make these fair value determinations, including information commonly considered by our engineers in valuing individual oil and gas properties and sales prices for similar assets.  Estimated deferred taxes are based on available information

Endeavour International Corporation

Notes to Consolidated Financial Statements

(Amounts in tables in thousands, except per unit data)

concerning the tax basis of the acquired company’s assets and liabilities and carry forwards at the merger date.

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

Revenue Recognition

We use the entitlements method to account for sales of gas production.  We may receive more or less than our entitled share of production.  Under the entitlements method, if we receive more than our entitled share of production, the imbalance is treated as a liability at the market price at the time the imbalance occurred.  If we receive less than our entitled share, the imbalance is recorded as an asset at the lower of the current market price or the market price at the time the imbalance occurred.  Oil revenues are recorded when production is transported by pipeline or the production is shipped out of our storage tanks.  Oil revenues are recognized when production is sold to a purchaser at a fixed or determinable price, when delivery has occurred, title has transferred and collectability of the revenue is probable.

Endeavour International Corporation

Notes to Consolidated Financial Statements

(Amounts in tables in thousands, except per unit data)

Significant Customers

Our sales in the U.K. are to a limited number of customers.  For the year ended December 31, 2013, our sales to Shell U.K. Limited accounted for more than 10% of revenue.  Our sales in the U.S. are sold through our arrangements with the operators of the fields, with the majority of the sales being to J-W Operating Company.

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

We record all derivatives at fair market value in our Consolidated Balance Sheets at the end of each period.  The accounting for the fair market value, and the changes from period to period, depends on the intended use of the derivative and the resulting designation.  This evaluation is determined at each derivative’s inception and begins with the decision to account for the derivative as a hedge, if applicable.  The accounting for changes in the fair value of a derivative instrument that is not accounted for as a hedge is included in other (income) expense as an unrealized gain or loss.  At December 31, 2013 and 2012, we had  no outstanding derivatives that were accounted for as a hedge.

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

It is our policy to use authorized but unissued shares of stock when stock options are exercised.  At December 31, 2013, we had approximately 1.8 million additional shares available for issuance pursuant to our existing stock incentive plans.

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

Upon the closing of the Alba Acquisition, the net proceeds from the offering of our 2018 Notes were released from escrow.  We used approximately $205 million of the net proceeds from the sale of the Senior Notes due 2018 together with approximately $24 million of borrowings under our Revolving Credit Facility with Cyan, as administrative agent and the other lenders party thereto, to fund the cash consideration for the acquisition of the Alba field portion of the COP Acquisition.  Additional information on these related financing transactions is discussed in Note 10.

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

Revenues and income from operations associated with the acquired interest in the Alba field for the period from May 31, 2012 through December 31, 2012 were $119.7 million and $13.7 million, respectively.

After substantial effort and extensions, we and the Sellers were unable to reach the unanimous agreement and consent required to transfer the interests in the two remaining U.K. oil fields and the Purchase Agreement terminated in accordance with its terms on December 14, 2012.  As previously disclosed, we paid a $10 million deposit in connection with the acquisition of the interests in the two remaining fields, which the Sellers retained.

Note 4 – Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets consisted of the following:

	December 31,
	2013	2012
Prepaid well and drilling costs	$24	$2,843
Prepaid insurance	3,707	3,330
Inventory	5,117	5,127
Deferred tax asset	26,583	26,161
Deferred financing costs - current portion	22,134	—
Other	2,753	1,606

	$60,318	$39,067

Endeavour International Corporation

Notes to Consolidated Financial Statements

(Amounts in tables in thousands, except per unit data)

Note 5 – Property and Equipment

Property and equipment included the following:

	December 31,
	2013	2012
Oil and gas properties under the full cost method:
Subject to amortization	$1,084,669	$915,801
Not subject to amortization:
Acquired in 2013	52,748	-
Acquired in 2012	138,641	141,837
Acquired in 2011	99,740	107,510
Acquired prior to 2011	77,531	100,086
	1,453,329	1,265,234
Computers, furniture and fixtures	8,734	8,863
Total property and equipment	1,462,063	1,274,097

Accumulated depreciation, depletion and amortization	(389,912)	(270,656)

Net property and equipment	$1,072,151	$1,003,441

The costs not subject to amortization include

•	values assigned to unproved reserves acquired,
•	exploration costs such as drilling costs for projects awaiting approved development plans or the determination of whether or not proved reserves can be assigned, and
•	other seismic and geological and geophysical costs.

These costs are transferred to the amortization base when it is determined whether or not proved reserves can be assigned to such properties.  This analysis is dependent upon well performance, results of infield drilling, approval of development plans, drilling results and development of identified projects and periodic assessment of reserves.  We expect acquisition costs and exploration costs excluded from amortization to be transferred to the amortization base over the next three years due to a combination of well performance and results of infield drilling relating to currently producing assets and the drilling and development of identified projects, such as the Rochelle field.  Because of the nature of offshore oil and gas activities, development activities, including sanctioning and regulatory approvals, may take a significant amount of time to implement.  Even though our expectation is that most costs not subject to amortization are to be transferred to the amortization base over the next three years, it is not uncommon for the cycle times to be longer.  We have one U.K. field, Columbus, where costs have been excluded from amortization for greater than five years; however, we continue to work on the development planning for the field.

Endeavour International Corporation

Notes to Consolidated Financial Statements

(Amounts in tables in thousands, except per unit data)

The following is a summary of our oil and gas properties not subject to amortization as of December 31, 2013:

Costs Incurred in the Year Ended December 31,
	2013	2012	2011	Prior to 2011	Total

Acquisition costs	$384	$48,409	$48,995	$35,409	$133,197
Exploration costs	35,584	77,200	47,656	42,122	202,562
Capitalized interest	16,780	13,032	3,089	—	32,901

Total oil and gas properties not
subject to amortization	$52,748	$138,641	$99,740	$77,531	$368,660

During 2013,  2012 and 2011, we capitalized $12.4 million, $17.9 million and $13.3 million, respectively, in certain directly related employee costs.  During 2013,  2012 and 2011, we capitalized $24.0 million, $26.9 million and $14.7 million, respectively, in interest.

During 2013,  2012 and 2011,  we recorded $9.6 million, $53.1 million and $65.7 million, respectively, of impairment through the application of the full cost ceiling test.  The primary reason for the 2013 impairment was the evaluation of certain of our U.S. assets not subject to amortization which we no longer intend to pursue and accordingly are included in the full cost pool.  We did not have an impairment of our U.K. oil and gas properties through the application of the full cost ceiling test at the end of 2013.  The 2012 impairment was primarily due to the decline in U.S. oil and gas prices.  The 2011 impairment was primarily related to declines in U.S. gas prices and the impact of our determination that the likely economic returns in the future would not warrant further investment in our test wells in the Alabama area.  Our decision to discontinue activities in that area resulted in the reclassification of related amounts as being evaluated for full cost accounting purposes.

Assets Acquisitions and Divestitures

Marcellus and Haynesville

On October 26, 2012, we completed a nonmonetary exchange with our domestic co-venturer whereby we exchanged our Bull Bayou Haynesville and Willow Springs Cotton Valley properties for all of the co-venturer’s upstream and midstream interests in the Pennsylvania Marcellus area.  In parallel, we secured a third party gas gathering agreement for the Daniel Project in Cameron County, Pennsylvania.  We operated and controlled the Marcellus assets while retaining a 50% position in our remaining producing Haynesville acreage.

On November 8, 2013, we closed on a purchase and sale agreement and formed a joint venture partnership with Samson Exploration LLC (“Samson”), which included a sale of 50% of our upstream and midstream assets in the Pennsylvania Marcellus area to Samson.  The agreement

Endeavour International Corporation

Notes to Consolidated Financial Statements

(Amounts in tables in thousands, except per unit data)

provides for the joint development of the Marcellus assets and includes a financing component.  This joint venture provides the necessary capital for the next development phase in the core Daniel Field in Cameron County, Pennsylvania.

Business Combination

On May 31, 2012, we closed the Alba Acquisition, which consisted of an additional 23.43% interest in the Alba field.  This increased our total working interest in the Alba field to 25.68%.  The Alba Acquisition was closed for aggregate cash consideration of approximately $229.6 million.

Note 6 – Goodwill

In connection with several business acquisitions, we recorded goodwill for the excess of the purchase price over the value assigned to individual assets acquired and liabilities assumed.  Changes to goodwill for the year ended December 31, 2013 and 2012 were related to the Alba Acquisition as follows:

	December 31,
	2013	2012
Balance at beginning of year	$262,764	$211,886
Purchase price adjustment	(3,526)	50,878

Balance at end of year	$259,238	$262,764

Note 7 – Other Assets

Other long-term assets consisted of the following at December 31:

	2013	2012
Debt issuance costs	$20,856	$30,599
Deferred issuance costs related to reimbursement agreements	—	11,290
Deposits related to SM Energy litigation	6,000	6,000
Other	6,366	2,017
	$33,222	$49,906

Debt issuance costs and deferred issuance costs related to our reimbursement agreements are amortized over the life of the related obligation.

Endeavour International Corporation

Notes to Consolidated Financial Statements

(Amounts in tables in thousands, except per unit data)

As discussed in Note 21, we are in litigation concerning the terminated acquisition of properties from SM Energy.  We paid $6.0 million in a deposit upon executing the acquisition agreement with SM Energy, and SM Energy has retained the deposit, which we believe we are entitled to recover.

Note 8 – Accrued Expenses and Other Current Liabilities

We had the following accrued expenses and other current liabilities outstanding:

	December 31,
	2013	2012
Foreign taxes payable	$2,875	$18,989
Accrued interest	29,512	25,932
Preferred dividends	1,774	1,617
Accrued compensation	3,210	1,882
Current portion of asset retirement obligations	48,895	36,255
Other	2,359	5,425
	$88,625	$90,100

Note 9 – Deferred Revenue

For certain of our U.K. fields, we sell production on a monthly basis; however, the production remains in the field’s storage tanks.  The inventory associated with these sales remains on our balance sheet and the revenue is deferred until the production is shipped out of our storage tanks.

In February and September 2013, we entered into forward sale agreements with one of our established purchasers for payments of approximately $22.5 million each.  This effectively hedged a portion of production from our U.K. North Sea assets by locking in pricing for in excess of 200,000 barrels of oil each, over a six month delivery period.  Payment for these agreements was received in March and September 2013.  The February forward sale commitment was fulfilled in June 2013 and the September forward sale commitment is expect to be fulfilled by the end of the first quarter of 2014.  The forward sale liabilities are included in deferred revenue until the purchaser takes possession of the inventory from the field’s storage tanks.

Endeavour International Corporation

Notes to Consolidated Financial Statements

(Amounts in tables in thousands, except per unit data)

Note 10 – Debt Obligations

Our debt consisted of the following at December 31:

	2013	2012
Senior notes, 12% fixed rate, due 2018	$554,000	$554,000
Convertible senior notes, 5.5% fixed rate, due 2016	135,000	135,000
Revolving credit facility, 13% fixed rate, due 2014	115,163	115,163
Convertible bonds, 11.5% until March 31, 2014 and 7.5% thereafter, due 2016	78,437	70,029
	882,600	874,192
Less: debt discount, net of premium	(11,722)	(14,686)
Less: current maturities	—	(15,713)
Long-term debt	$870,878	$843,793

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

On May 31, 2012, concurrent with the closing of the Alba Acquisition, the net proceeds were used to fund the acquisition and repay all outstanding amounts under a senior term loan (“Senior Term Loan”).

On October 15, 2012 we completed a private placement of an additional $54 million aggregate principal amount of our First Priority Notes, due 2018, priced at 109% of par.  In connection with the offering of the First Priority Notes, we received net proceeds of $57.9 million.  The new first priority notes and those first priority notes initially issued in February 2012 are treated as a single class of debt securities under the same indenture.  We utilized a portion of the proceeds from the October 2012 offering to retire the $25 million outstanding under our 12% senior subordinated notes due 2014.  We used the remainder of the net proceeds to finance a portion of the construction, improvement and other capital costs related to our U.S. and U.K. properties.

Revolving Credit Facility

On April 12, 2012, we entered into a $100 million Revolving Credit Facility, with Cyan, as administrative agent, and borrowed $40 million, subsequently increased to $115 million.

Endeavour International Corporation

Notes to Consolidated Financial Statements

(Amounts in tables in thousands, except per unit data)

On January 24, 2014, we repaid the balance outstanding under the Revolving Credit Facility with proceeds from the Term Loan Facility.  Following the repayment, the Revolving Credit Facility was terminated and all of the liens on the collateral securing our obligations were released.  For additional discussion of the Term Loan Facility, see Note 26 “Subsequent Events.”

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

11.5% Convertible Bonds

In January 2008, we issued 11.5% convertible bonds (the “11.5% Convertible Bonds”) for gross proceeds of $40 million pursuant to a private offering to a sophisticated investor in Norway.  The net proceeds from the issuance of the 11.5% Convertible Bonds were used to repay a portion of our outstanding indebtedness.  The 11.5% Convertible Bonds currently bear interest at a rate of 11.5% per annum and 7.5%  per annum on and after March 31, 2014.  Interest is compounded quarterly and added to the outstanding principal balance each quarter.  The bonds have a maturity date of January 24, 2016.

The bonds are convertible into shares of our common stock at a conversion price of $16.52 per $1,000 of principal, which represents a conversion rate of approximately 61 shares of our common stock per $1,000 of principal.  The conversion price will be adjusted in accordance with the terms of the bonds upon occurrence of certain events, including payment of common stock dividends, common stock splits or issuance of common stock at a price below the then current

Endeavour International Corporation

Notes to Consolidated Financial Statements

(Amounts in tables in thousands, except per unit data)

market price. The holders of the 11.5% Convertible Bonds may exercise a put right, and the occurrence of the conversion price reset if such put right is not exercised, on January 24, 2016.

If we undergo a “change of control” as defined, the holders of the bonds have the right, subject to certain conditions, to redeem the bonds and accrued interest.  The bonds may become immediately due upon the occurrence of certain events of default, as defined.

Two derivatives are associated with the conversion and change in control features of the 11.5% Convertible Bonds.  At December 31, 2013, the combined fair market value of these derivatives is $5.7 million, reflecting a $1.3 million increase during 2013 that was recorded in unrealized gains (losses) on derivatives.

Five Year Debt Maturities

Principal maturities of debt at December 31, 2013 are as follows:

2014 (balance repaid in full with proceeds from the Term Loan Facility)	$115,163
2015	—
2016	213,437
2017	—
2018	554,000
Thereafter	—

Fair Value

The fair value of our outstanding debt obligations was $868.4 million and $869.5 million at December 31, 2013 and 2012, respectively.  The fair values of long-term debt were determined based upon external market quotes for our 2018 Notes and 5.5% Convertible Senior Notes and discounted cash flows for other debt, which results in a Level 3 fair-value measurement.

Note 11 – Income Taxes

The income (loss) before income taxes and the components of the income tax expense (benefit) recognized on the Consolidated Statement of Income are as follows:

Endeavour International Corporation

Notes to Consolidated Financial Statements

(Amounts in tables in thousands, except per unit data)

(Amounts in thousands)	U.K.		U.S.	Other	Total
Year Ended December 31, 2013:
Net income (loss) before taxes	$(35,273)		$(44,591)	$(9,173)	$(89,037)

PRT tax current expense	20,667		—	—	20,667
PRT tax deferred benefit	(13,978)		—	—	(13,978)
PRT tax expense	6,689		—	—	6,689

Corporate current expense	—		—	30	30
Corporate deferred benefit	(277)		—	—	(277)
Corporate tax expense (benefit)	(277)		—	30	(247)

Total tax expense	6,412		—	30	6,442

Net income (loss) after taxes	$(41,685)		$(44,591)	$(9,203)	$(95,479)

Year Ended December 31, 2012:
Net income (loss) before taxes	$(22,959)		$(91,383)	$2,344	$(111,998)

PRT tax current expense	31,796		—	—	31,796
PRT tax deferred benefit	(14,823)		—	—	(14,823)
PRT tax expense	16,973		—	—	16,973

Corporate current expense	—		—	26	26
Corporate deferred benefit	(11,358)		—	—	(11,358)
Deferred tax expense related to U.K. tax law change	8,587		—	—	8,587
Corporate tax expense (benefit)	(2,771)		—	26	(2,745)

Total tax expense	14,202		—	26	14,228
Net income (loss) after taxes	$(37,161)		$(91,383)	$2,318	$(126,226)

Year Ended December 31, 2011:
Net income (loss) before taxes	$(9,806)		$(99,409)	$5,281	$(103,934)

PRT tax current expense	5,926	—	—	—	5,926
PRT tax deferred benefit	(373)		—	—	(373)
PRT tax expense	5,553		—	—	5,553

Corporate current expense	—		4	15	19
Corporate deferred benefit	(3,935)		—	—	(3,935)
Deferred tax expense related to U.K. tax law change	25,424		—	—	25,424
Corporate tax expense	21,489		4	15	21,508

Total tax (benefit) expense	27,042		4	15	27,061
Net income (loss) after taxes	$(36,848)		$(99,413)	$5,266	$(130,995)

Endeavour International Corporation

Notes to Consolidated Financial Statements

(Amounts in tables in thousands, except per unit data)

Effective Tax Rate Reconciliation

The following table presents the principal reasons for the difference between our effective tax rates and the United States federal statutory income tax rate of 35%.

	Year Ended December 31,
	2013	2012	2011
Federal income tax benefit at statutory rate	$(31,163)	$(39,199)	$(36,378)
Taxation of foreign operations	21,998	5,859	3,254
Effect of out-of-period adjustment	—	6,997	—
Change in valuation allowance – U.S.	15,343	30,329	24,604
U.K. tax increase from tax law and rate changes	—	8,587	25,424
Deemed foreign dividend of wholly owned subsidiaries	—	—	8,572
Disallowed executive compensation	247	1,655	1,585
Other	17	—	—

Total Income Tax Expense	$6,442	$14,228	$27,061
Effective Income Tax Rate	-7%	-13%	-26%

During 2013,  2012 and 2011, we incurred taxes primarily related to our operations in the U.K.  In 2013,  2012 and 2011, we had losses before taxes of $44.6 million, $91.4 million and $99.4 million, respectively, in the U.S. and we did not record any income tax benefits on these losses as there was no assurance that we could generate any future U.S. taxable earnings.  As a result, we  recorded a valuation allowance on the full amount of all deferred tax assets generated in the U.S.

Endeavour International Corporation

Notes to Consolidated Financial Statements

(Amounts in tables in thousands, except per unit data)

Deferred Tax Assets and Liabilities

Deferred income taxes result from the net tax effects of temporary timing differences between the carrying amounts of assets and liabilities reflected on the financial statements and the amounts recognized for income tax purposes.  The tax effects of temporary differences that give rise to significant portions of deferred tax assets and liabilities are as follows at December 31:

	2013	2012
Deferred tax asset:
Deferred compensation	$2,401	$2,268
Asset retirement obligation	84,941	87,787
Net operating loss and capital loss carryforward	423,374	334,121
Unrealized loss on embedded derivative instruments	1,265	1,084
Property, plant and equipment	14,086	19,596
Inventory / other	2,185	8,089
Total deferred tax assets	528,252	452,945
Less valuation allowance	(103,171)	(84,691)
Total deferred tax assets after valuation allowance	425,081	368,254

Deferred tax liability:
Property, plant and equipment	(526,274)	(478,719)
Petroleum revenue tax, net of tax benefit	(17,967)	(22,703)
Debt discount	(471)	(630)
Total deferred tax liabilities	(544,712)	(502,052)

Net deferred tax liability	$(119,631)	$(133,798)

Tax Attributes

At December 31, 2013, we had the following tax attributes available to reduce future income taxes:

		As of December 31,
		2013		2012
	Types of Tax Attributes	Years of Expiration	Carry-forward Amount	Years of Expiration	Carry-forward Amount
U.K.
Corporate tax	NOL	Indefinite	$638,466	Indefinite	$500,789
Supplemental Corporate tax	NOL	Indefinite	455,318	Indefinite	378,602
U.S.
Corporate Income tax	NOL	2023 - 2033	232,745	2023 - 2032	177,206
State Income tax	NOL	2014 - 2033	83,613
Capital gains tax	Capital loss	2015	1,848	2015	1,848

Endeavour International Corporation

Notes to Consolidated Financial Statements

(Amounts in tables in thousands, except per unit data)

As of December 31, 2013, the U.K. tax attributes shown above have been recognized for financial statement reporting purposes to reduce deferred tax liability.

Valuation Allowances and Unrecognized Tax Benefits

Recognition of the benefits of the deferred tax assets requires that we generate future taxable income.  In the U.S., there can be no assurance that we will generate any earnings or any specific level of earnings in future years.  Therefore, we have established a valuation allowance for deferred tax assets of approximately $103.0 million and $84.7 million as of December 31, 2013 and 2012, respectively, primarily related to our U.S. operations.  During 2013, the valuation allowance in the U.S. increased $18.3 million, $2.9 million for net revisions and $15.4 million due to net operating losses, and increased $.2 million for net operating losses in other jurisdictions.  During 2012, the valuation allowance in the U.S. increased $29.1 million due to net operating losses and decreased $3.0 million in other jurisdictions.  During 2011, the valuation allowance in the U.S. increased $24.6 million due to net operating losses and decreased $3.9 million in other jurisdictions.  For U.S. federal income tax purposes, certain limitations are imposed on an entity’s ability to utilize its net operating losses (“NOLs”) in future periods if a change of control, as defined for federal income tax purposes, has taken place.  In general terms, the limitation on utilization of NOLs and other tax attributes during any one year is determined by the value of an acquired entity at the date of the change of control multiplied by the then-existing long-term, tax-exempt interest rate.  We have determined that, for federal income tax purposes, a change of control occurred during 2004 and 2007, however, we do not believe such limitations will significantly impact our ability to utilize the NOL.  The timing of NOL utilization will be determined by our future net income.

Uncertain Tax Positions

At December 31, 2013, we have an unrecognized tax benefit of $6.8 million relating to various U.K. tax matters.  Any interest and penalties that may be incurred as part of this liability would be recognized as a component of interest expense and other expense, respectively.  As of December 31, 2013, no interest or penalty expense had been incurred.

The following represents a reconciliation of the change in our unrecognized tax benefits, for the year ended December 31, 2013.

	Year Ended
	December 31,
	2013	2012	2011
Balance at the beginning of the year	$6,820	$-	$-
Increase in unrecognized tax benefits from current period tax position	-	6,820	-
Balance at the end of the year	$6,820	$6,820	$-

Endeavour International Corporation

Notes to Consolidated Financial Statements

(Amounts in tables in thousands, except per unit data)

As of December 31, 2013, we believe that no current tax positions that have resulted in unrecognized tax benefits will significantly increase or decrease within the next year.  If recognized, a $1 million tax benefit would have resulted to impact our effective tax rate.

The following tax years remain subject to examination:

Tax Jurisdiction
U.K.	2012 - 2013
All others	2010 - 2013

Foreign Earnings and Credits

As of December 31, 2013, we had de minimus unremitted earnings in our foreign subsidiaries.  If these unremitted earnings had been dividend to the U.S., the U.S. NOLs not subject to the limitations mentioned above would be fully available to offset any incremental U.S. federal income tax.  Further, the foreign tax credits associated with the unremitted earnings would be sufficient to offset any incremental U.S. tax liabilities associated with the dividend.

Note 12 – Monetary Production Payment

Our monetary production payment liability, net of repayments, consisted of the following at December 31, 2013:

	December 31,
	2013	2012

Monetary production payment	$166,667	$—

Less: current portion	74,167	—

Long-term monetary production payment	$92,500	$—

During 2013, we entered into various monetary production payment arrangements (collectively  , the “Monetary Production Payments”) covering the proceeds of sale from a portion of EEUK’s entitlement to production from its interests in the certain fields located in the U.K. sector of the North Sea.  Pursuant to the Monetary Production Payments, our obligations will cease upon the earlier of the repayment of amounts outstanding or production from the applicable licences permanently ceasing.  We issued the Monetary Production Payments in the following manner:

•	In March through May 2013, a total of $125.0 million, with an effective interest rate of 10.0%, associated with production from our interests in the Alba and Bacchus fields.

Endeavour International Corporation

Notes to Consolidated Financial Statements

(Amounts in tables in thousands, except per unit data)

•	In August 2013, $25 million, with an effective interest rate of 8.75%, associated with production from our interests in the Alba and Bacchus fields.
•	In December 2013, $25 million, with an effective interest rate of 9.75%, associated with production from our interests in the Rochelle field.

Principal and interest payments are payable within 20 days after the end of each calendar quarter.  In January 2014, we made a principal payment of $5.0 million and payments for the next three quarters are expected to be $5.8 million each.  In January and April 2015, the principal payments will be $51.7 million each.  The final three payments range from $10 million to $18 million, with the final payment to be made in January 2016.

Our obligations under the Monetary Production Payments are secured by first priority liens over our interests in the applicable license and related joint operating agreements and sales proceeds accounts.  Our obligations are also secured by second priority liens over certain of our other licenses, joint operating agreements and assets.  The second priority liens are subordinated to the security granted to the holders of our revolving credit facility dated April 12, 2012 pursuant to an intercreditor agreement.

In connection with the initial Monetary Production Payment, we issued warrants to purchase a total of 3,440,000 shares of our common stock at an exercise price of $3.014 per share, expiring on April 30, 2018, and warrants to purchase a total of 560,000 shares of our common stock at an exercise price of $3.685 per share, expiring on May 21, 2018.  We have incurred $26.6 million in costs related to the issuance of the Monetary Production Payments, including $7.6 million related to the fair market value of the warrants issued.

Both warrant agreements are subject to customary anti-dilution provisions and include a cashless exercise provision entitling the investors to surrender a portion of the underlying common stock that has a value equal to the aggregate exercise price in lieu of paying cash upon exercise of a warrant.

Note 13 – Other Liabilities

Other liabilities included the following:

	December 31,
	2013	2012
Asset retirement obligations	$121,534	$139,821
Long-term derivative liabilities	9,245	7,402
Other	591	469
Total Other Liabilities	$131,370	$147,692

Endeavour International Corporation

Notes to Consolidated Financial Statements

(Amounts in tables in thousands, except per unit data)

Our asset retirement obligations relate to obligation of the plugging and abandonment of oil and gas properties.  The asset retirement obligation is recorded at fair value and accretion expense, recognized over the life of the property, increases the liability to its expected settlement value.  If the fair value of the estimated asset retirement obligation changes, an adjustment is recorded for both the asset retirement obligation and the asset retirement cost.  The following table provides a rollforward of the asset retirement obligations for the year ended December 31, 2013 and 2012:

	Year Ended
	December 31,
	2013	2012
Carrying amount of asset retirement obligations, as of beginning of period	$176,076	$47,258
Increase (decrease) due to revised estimates	(10,304)	102,447
Accretion expense (included in DD&A expense)	23,793	7,542
Impact of foreign currency exchange rate changes	3,205	3,019
Payment of asset retirement obligations	(27,690)	(8,521)
Liabilities incurred and assumed	5,349	24,331
Carrying amount of asset retirement obligations, as of end of year	170,429	176,076

Less: current portion of asset retirement obligations	(48,895)	(36,255)
Long-term asset retirement obligations	$121,534	$139,821

Endeavour International Corporation

Notes to Consolidated Financial Statements

(Amounts in tables in thousands, except per unit data)

Note 14 –  Equity

The activity in shares of our common and preferred stock during 2013, 2012 and 2011 included the following:

	Year Ended December 31, 2013
	2013	2012	2011
Common Stock:
Outstanding at the beginning of the year	46,691	37,663	24,784
Issuance of common stock	—	8,625	11,531
Exercise of stock options	23	—	93
Conversion of preferred stock	—	—	914
Issuance of stock based compensation	267	403	341
Outstanding at the end of the year	46,981	46,691	37,663

Series B Preferred Stock:
Outstanding at the end of the year	20	20	20

Series C Convertible Preferred Stock:
Outstanding at the beginning of the year	37	37	45
Conversion to common stock	—	—	(8)

Outstanding at the end of the year	37	37	37

Treasury Stock:
Outstanding at the end of the year	(72)	(72)	(72)

Common Stock

The Common Stock is $0.001 par value common stock, and 125,000,000 shares are authorized.

In January 2013, in connection with our entry into the LOC Procurement Agreement, we issued warrants to purchase a total of 1,000,000 shares of our common stock at an exercise price of $7.31 per share to the investor.  The warrants expire on January 9, 2018 and are subject to customary anti-dilution provisions.  Additional information concerning the LOC Procurement Agreement can be found in Note 22.

In March 2013 we entered into warrant agreements through which we issued 3,440,000 warrants to purchase shares of our common stock at an exercise price of $3.014 per share, expiring on April 30, 2018, and warrants to purchase a total of 560,000 shares of our common stock at an exercise price of $3.685 per share, expiring on May 21, 2018.  The Warrant Agreements were entered into in connection with our Monetary Production Payment, additional discussion of which can be found in Note 12.  Both warrant agreements are subject to customary anti-dilution provisions and include a cashless exercise provision which entitles investors to surrender a

Endeavour International Corporation

Notes to Consolidated Financial Statements

(Amounts in tables in thousands, except per unit data)

portion of the underlying common stock that has a value equal to the aggregate exercise price in lieu of paying cash upon exercise of a warrant.

In June 2012, we completed an underwritten public offering of 8.6 million shares of common stock at a price of $7.50 per common share ($7.13 per common share, net of underwriting discounts) for net proceeds of $60.8 million.

In May 2012, we entered into warrant agreements through which we issued certain investors warrants to purchase a total of 2,000,000 shares of our common stock at an exercise price of $10.50 per share.  The Warrant Agreements were entered into in connection with the May 31, 2012 reimbursement agreement (see Note 19 for additional discussion of this reimbursement agreement). The terms of each of the Warrant Agreements are substantially identical.  The warrants expire on January 24, 2016 and are subject to customary anti-dilution provisions.  We also agreed to provide the investors with customary resale registration rights as soon as reasonably practicable.

In March 2011, we completed an underwritten public offering of 11.5 million shares of common stock at a price of $11.00 per common share ($10.34 per common share, net of underwriting discounts) for net proceeds of $118.4 million.  In April 2011, we used a portion of the offering proceeds to redeem all $81.25 million of our outstanding 6% senior notes.

See Note 26 “Subsequent Events” for a discussion of common stock and warrants issued in 2014.

Series C Convertible Preferred Stock

We have 37,000 shares of Series C convertible preferred stock (the “Series C Preferred Stock”) outstanding, convertible into 4.2 million shares of common stock.  The Series C Preferred Stock is convertible into common stock at any time at the option of the holders at a conversion price of $8.75, plus accrued but unpaid dividends.  The Series C Preferred Stock ranks senior to any of our other existing or future shares of capital stock.  Dividends on the Series C Preferred Stock are:

•	cumulative;
•	compounded quarterly based on the original issue price;
•	payable in cash or common stock, at 4.5% or 4.92%, respectively; and
•	payable to the preferred stock investors prior to payment of any other dividend on any other shares of our capital stock.

The Series C Preferred Stock also participates on an as-converted basis with respect to any dividends paid on the common stock.

The Series C Preferred Stock is redeemable for a cash payment of an amount equal to 102% of the sum of the liquidation preference of $1,000 per share plus accrued but unpaid dividends.  If we call the Series C Preferred Stock for redemption, the holders have the right to convert their

Endeavour International Corporation

Notes to Consolidated Financial Statements

(Amounts in tables in thousands, except per unit data)

shares into a newly issued preferred stock identical in all respects to the Series C Preferred Stock except that such newly issued preferred stock will not bear a dividend.

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

Note 15 – Stock-Based Compensation Arrangements

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

At December 31, 2013, total compensation cost related to nonvested awards not yet recognized was approximately $5.0 million and is expected to be recognized over a weighted average period of less than three years.  For the year ended December 31, 2013, we included approximately $1.2 million of stock-based compensation in capitalized G&A in property and equipment.

Stock Options

The fair value of each option award is estimated on the date of grant using the Black-Scholes option-pricing model.  We have not granted any options during the last three years.  Information relating to stock options, including notional stock options, is summarized as follows:

		Weighted	Weighted
	Number of	Average	Average
	Shares	Exercise	Contractual	Aggregate
	Underlying	Price per	Life in	Intrinsic
	Options	Share	Years	Value
Balance outstanding January 1, 2013	188	$6.72
Exercised	(23)	3.78
Forfeited	(45)	5.98

Balance outstanding - December 31, 2013	120	$7.55	4.3	$55
Currently exercisable - December 31, 2013	120	$7.55	4.3	$55

Information relating to stock options outstanding at December 31, 2013 is summarized as follows:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number of Options Outstanding	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price Per Share	Number Exercisable	Weighted Average Exercise Price Per Share
Less than $5.00	37	5.0	$3.78	37	$3.78
$5.00 - $8.00	—	—	—	—	—
Greater than $8.00	83	4.0	9.23	83	9.23

Total	120	4.3	$7.55	120	$7.55

Endeavour International Corporation

Notes to Consolidated Financial Statements

(Amounts in tables in thousands, except per unit data)

Restricted Stock

At December 31, 2013, our employees and directors held 0.6 million restricted shares of our common stock that vest over the service period of up to three years.  The restricted stock awards were valued based on the closing price of our common stock on the measurement date, typically the date of grant, and compensation expense is recorded on a straight-line basis over the restricted share vesting period.

Status of the restricted shares as of December 31, 2013 and the changes during the year ended December 31, 2013 are presented below:

		Weighted
		Average Grant
		Date Fair
	Number of	Value per
	Shares	Share
Balance outstanding - January 1, 2013	754	$10.11
Granted	562	5.23
Vested	(393)	9.90
Forfeited	(295)	6.98

Balance outstanding - December 31, 2013	628	$7.44

Total grant date fair value of shares vesting during the period	$3,892

Non-Cash stock-based compensation is recorded in G&A expenses or capitalized G&A as follows:

	Year Ended
	December 31, 2013
	2013	2012	2011

G&A Expenses	$3,607	$4,641	$2,988
Capitalized G&A	1,236	1,634	1,051
Total non-cash stock-based compensation	$4,843	$6,275	$4,039

Performance-Based Share Awards

Certain of our officers and employees receive a target number of performance shares under individual Performance Unit Award Agreements.  The performance shares will be earned as the relative total shareholder return ranking is measured among a designated peer group at the end of a three-year performance period.  Payouts will be based on a predetermined schedule at the end of the performance period.  The shares issued may range from 0% to 200% of the number of

Endeavour International Corporation

Notes to Consolidated Financial Statements

(Amounts in tables in thousands, except per unit data)

Performance Units specified in the agreements. The fair value of each performance-based award is estimated on the date of grant using a Monte Carlo simulation model.

Status of the performance-based share awards as of December 31, 2013 and the changes during the year ended December 31, 2013 are presented below:

		Weighted
		Average Grant
		Date Fair
	Number of	Value per
	Shares	Share
Balance outstanding - January 1, 2013	358	$16.72
Granted	562	7.41
Forfeited	(213)	11.07

Balance outstanding - December 31, 2013	707	$11.01

Note 16 – Earnings per Share

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

	For the Year Ended December 31,
	2013	2012	2011
Options, warrants and stock-based compensation	7,981	2,111	111
Convertible debt	12,041	11,532	11,078
Convertible preferred stock	4,229	4,229	4,229

Common shares potentially issuable	24,251	17,872	15,418

Endeavour International Corporation

Notes to Consolidated Financial Statements

(Amounts in tables in thousands, except per unit data)

Note 17 – Supplementary Cash Flow Disclosures

Cash paid during the period for interest and income taxes was as follows:

	Year Ended December 31,
	2013	2012	2011

Interest paid	$94,941	$66,365	$31,928

Income taxes paid	$57,132	$426	$9,427

The cash paid for income taxes for the year ended December 31, 2013 includes $17 million related to 2012 that was not payable until 2013.  In addition, we paid $40 million in 2013 of which $21.5 million we expect to be refunded during 2014.

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

In 2013,  2012 and 2011, we recorded $7.1 million, $8.7 million and $12.8 million, respectively, in non-cash interest expense that was added to the principal balance of the 11.5% Convertible Bonds, the $50 million Subordinated Notes and the Senior Term Loan.

Note 18 – Financial Instruments

	December 31, 2013		December 31, 2012
	Fair Value	Carrying Value	Fair Value	Carrying Value
Liabilities:
Debt	$868,406	$870,878	$869,488	$859,506
Derivative instruments	9,245	9,245	7,402	7,402

The carrying amounts reflected in the consolidated balance sheets for cash and equivalents, short-term receivables and short-term payables approximate their fair value due to the short maturity of the instruments.  The fair values of commodity derivative instruments and interest rate swaps were determined based upon quotes obtained from brokers.  The fair values of long-

Endeavour International Corporation

Notes to Consolidated Financial Statements

(Amounts in tables in thousands, except per unit data)

term debt were determined based upon quotes obtained from brokers for our senior notes and discounted cash flows for our other debt.

Note 19 – Related Party Transactions

The Founding Partner and Chief Investment Officer, Ashok Nayyar, of Cyan Partners, LP became a member of our Board of Directors in September 2012.  In September 2012, we increased the amount available for borrowing under the Revolving Credit Facility to $125 million and borrowed $15 million of the additional capacity.  As of December 2013, we had utilized the full capacity under the Revolving Credit Facility.  In connection with the amendments to the Revolving Credit Facility during 2013, we agreed to pay a fee of $1.25 million to Cyan Partners, LP.  Mr. Nayyar resigned from our Board of Directors in March 2013.

Note 20 – Fair Value Measurements

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

Financial assets and liabilities are classified based on the lowest level of input that is significant to the fair value measurement.  The following table summarizes the valuation of our investments and financial instruments by pricing levels as of December 31, 2013 and 2012:

	Quoted Market Prices	Significant Other	Significant
	in Active Markets -	Observable Inputs -	Unobservable Inputs -	Total
	Level 1	Level 2	Level 3	Fair Value
As of December 31, 2013:
Embedded derivatives	$—	$—	$(9,245)	$(9,245)

Total derivative liabilities	$—	$—	$(9,245)	$(9,245)

As of December 31, 2012:
Embedded derivatives	—	—	(7,402)	(7,402)

Total derivative liabilities	$—	$—	$(7,402)	$(7,402)

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

The following is a reconciliation of changes in fair value of net derivative assets and liabilities classified as Level 3:

	Year Ended
	December 31,
	2013	2012
Balance at beginning of period	$(7,402)	$(15,858)
Total gains or losses (realized/unrealized)
Included in earnings	(1,843)	8,456
Balance at end of period	$(9,245)	$(7,402)

Changes in unrealized gains (losses) relating to derivatives assets and liabilities
still held at the end of the period	$(1,843)	$8,665

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

Note 21 – Derivative Instruments

We had embedded derivatives related to debt instruments at December 31, 2013 and 2012.  The fair market value of these derivative instruments is included in our balance sheet as follows:

	December 31,
	2013	2012
Derivatives not designated as hedges:
Embedded derivatives related to debt and equity instruments:
Other liabilities - long-term	$(9,245)	$(7,402)

Endeavour International Corporation

Notes to Consolidated Financial Statements

(Amounts in tables in thousands, except per unit data)

The effect of the derivatives not designated as hedges on our results of operations was as follows:

	Year Ended December 31,
	2013	2012	2011
Derivatives not designated as hedges:
Oil and gas commodity derivatives:
Unrealized gains (losses)	$—	$(3,524)	$(3,050)

Embedded derivatives related to debt and equity instruments:
Unrealized gains (losses)	$(1,843)	$8,665	$11,428

Note 22 – Commitments and Contingencies

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

Concurrent with our entry into the LOC Procurement Agreement, we terminated the IVRRH Reimbursement Agreement dated May 23, 2012, which secured letters of credit.  Upon termination of the IVRRH Reimbursement Agreement, we paid all outstanding and accrued fees totaling approximately $3.8 million.

Concurrent our entry into the Combined Procurement Agreement on January 24, 2014, the LOC Procurement Agreement was terminated, and we paid all outstanding and accrued fees totaling approximately $0.201 million.  Additional discussion of the Combined Procurement Agreement and the LOC Procurement Agreement termination can be found in Note 26 “Subsequent Events.”

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

Endeavour International Corporation

Notes to Consolidated Financial Statements

(Amounts in tables in thousands, except per unit data)

The first reimbursement agreement, covered approximately $33 million and was related to our decommissioning obligations at the IVRRH, Renee and Rubie (collectively “IVRRH”) fields where we are currently paying certain asset retirement costs.  In connection with this reimbursement agreement, we issued warrants to purchase two million shares of our common stock, with an exercise price of $10.50 per share, to the investors.  With the execution of the Procurement Agreement, on January 10, 2013, we terminated the IVRRH Reimbursement Agreement and paid all outstanding and accrued fees totaling approximately $3.8 million.

The second reimbursement agreement covers approximately $120 million related to our decommissioning obligations for the Alba field (the “Alba Reimbursement Agreement) and matures on June 30, 2014.  We pay a fee of 13% per year, payable quarterly, computed based on the outstanding amount of each letter of credit.  Our obligations under the Alba Reimbursement Agreement are secured on a pari passu basis with our obligations under the Revolving Credit Facility by a first lien on substantially all of our assets.  As of December 31, 2013, we do not expect to begin decommissioning activities for the Alba field for many years.  The timing of decommissioning activities will be determined by the ultimate performance and life of the reservoir, which is not expected to occur until 2029 or later.

With the execution of the Combined Procurement Agreement, on January 24, 2014, we terminated the Alba Reimbursement and paid all outstanding and accrued fees totaling approximately $ 122 million.  Additional discussion of the Combined Procurement Agreement and the termination of the Alba Reimbursement Agreement can be found in Note 26 “Subsequent Events.”

Terminated Acquisition of Marcellus Assets

On July 17, 2011, we entered into agreements with SM Energy Company and certain other sellers named therein (“SM Energy”) for the purchase of oil and gas leases, producing properties, geophysical data, a pipeline and related assets in the Marcellus shale play in Pennsylvania for aggregate consideration of approximately $110 million (the “SM Purchase Agreements”).  We terminated the agreements on December 14, 2011, based on our conclusion that (i) the title defects we identified, after analyzing SM Energy’s responses to the notice of defects and valuation of the defects; and (ii) the condition of the pipeline was not in compliance with applicable regulatory standards.

SM Energy filed a lawsuit against us in Texas state court on December 20, 2011 alleging that we breached the SM Purchase Agreements by terminating them and refusing to close on the transactions.  SM Energy seeks the award of unspecified actual damages, including costs and reasonable attorney’s fees, and specific performance.  On January 17, 2012, we filed an answer and counterclaim denying the allegations and seeking the return of our $6 million deposit, which we believe we are entitled to recover pursuant to the terms of the SM Purchase Agreements, and

Endeavour International Corporation

Notes to Consolidated Financial Statements

(Amounts in tables in thousands, except per unit data)

for the damages that we suffered as a result of SM Energy’s misrepresentations.  The case is presently scheduled for trial to commence in the second quarter of 2014.  We intend to contest the case vigorously.

Operating Leases

At December 31, 2013, we have leases for office space and equipment with lease payments as follows:

2014	$1,723
2015	1,743
2016	1,516
2017	255
Thereafter	—

Note 23 – Segment and Geographic Information

We have determined we have one reportable operating segment being the acquisition, exploration and development of oil and gas properties.  Our operations are conducted in geographic areas as follows:

	2013		2012		2011
	Revenue	Long-lived Assets	Revenue	Long-lived Assets	Revenue	Long-lived Assets
United States	$8,368	$113,888	$11,877	$123,977	$18,337	$139,236
United Kingdom	329,296	1,247,248	207,181	1,189,870	41,754	650,943
Other	—	3,475	—	2,264	—	1,287

Total	$337,664	$1,364,611	$219,058	$1,316,111	$60,091	$791,466

Total International	$329,296	$1,250,723	$207,181	$1,192,134	$41,754	$652,230

Endeavour International Corporation

Notes to Consolidated Financial Statements

(Amounts in tables in thousands, except per unit data)

Note 24 – Quarterly Financial Data (Unaudited)

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
	2013 (1)
Revenues	$57,672	$126,165	$36,901	$116,926
Operating expenses	49,453	94,908	44,899	87,922
Operating profit (loss)	8,219	31,257	(7,998)	29,004
Net loss to common stockholders	(14,502)	(14,341)	(40,341)	(28,118)
Net loss per common share - basic and diluted	(0.31)	(0.30)	(0.86)	(0.60)

	2012 (2) (3)
Revenues	$15,166	$23,003	$83,275	$97,615
Operating expenses	33,867	41,359	64,174	59,857
Operating profit (loss)	(18,701)	(18,356)	19,101	37,758
Net loss to common stockholders	(35,718)	(51,264)	(34,158)	(6,910)
Net loss per common share - basic and diluted	(0.94)	(1.31)	(0.73)	(0.15)

(1)	Includes impairments of oil and gas properties of $3.5 million and $6.0 million for the first and third quarters of 2013, respectively.

(2)	Includes impairments of oil and gas properties of $15.7 million, $20.0 million, $11.4 million and $6.0 million, for the first, second, third and fourth quarters of 2012, respectively.

(3)	Includes $7.0 million in the fourth quarter of 2012 related to the correction of an error in deferred income taxes in prior periods that was not material to the current year operations.

Note 25 –  Guarantor Subsidiaries

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

Condensed consolidating financial statements for our guarantor subsidiaries and non-guarantor subsidiaries are presented in the following tables:

As of December 31, 2013
Endeavour International Corporation		Combined Guarantor Subsidiaries	Combined Non-Guarantor Subsidiaries	Eliminations	Consolidated
Cash and cash equivalents	$-	$2,417	$32,325	$-	$34,742
Accounts receivable	-	1,832	63,339	-	65,171
Current receivables due from affiliates	853,900	20,783	45,982	(920,665)	-
Prepaid expenses and other	-	594	59,724	-	60,318
Current Assets	853,900	25,626	201,370	(920,665)	160,231

Property, plant and equipment, net	-	87,313	984,838	-	1,072,151
Goodwill	-	-	259,238	-	259,238
Long-term receivables due from affiliates	-	500,000	8	(500,008)	-
Investments in subsidiaries	57,662	219,066	-	(276,728)	-
Other assets	20,518	6,056	6,648	-	33,222
Total Assets	$932,080	$838,061	$1,452,102	$(1,697,401)	$1,524,842

Accounts payable	$-	$1,214	$36,819	$-	$38,033
Deferred revenue	-	-	20,965	-	20,965
Monetary production payment, current portion	-	-	74,167	-	74,167
Current liabilities due to affiliates	648	899,853	20,171	(920,672)	-
Accrued expenses and other	27,474	3,352	57,799	-	88,625
Current Liabilities	28,122	904,419	209,921	(920,672)	221,790

Long-term debt	678,850	-	192,028	-	870,878
Long-term liabilities due to affiliates	-	-	500,000	(500,000)	-
Deferred taxes	-	-	146,213	-	146,213
Monetary production payment, long-term portion	-	-	92,500	-	92,500
Other liabilities	3,535	602	127,234	-	131,370
Total Liabilities	710,507	905,021	1,267,896	(1,420,672)	1,462,751

Series C convertible preferred stock	43,703	-	-	-	43,703
Stockholders' equity	177,870	(66,960)	184,206	(276,728)	18,388
Total Liabilities and Equity	$932,080	$838,061	$1,452,102	$(1,697,401)	$1,524,842

Endeavour International Corporation

Notes to Consolidated Financial Statements

(Amounts in tables in thousands, except per unit data)

As of December 31, 2012
	Endeavour International Corporation	Combined Guarantor Subsidiaries	Combined Non-Guarantor Subsidiaries	Eliminations	Consolidated
Cash and cash equivalents	$-	$27,800	$31,385	$-	$59,185
Accounts receivable	-	2,695	43,486	-	46,181
Current receivables due from affiliates	950,210	36,725	71,964	(1,058,899)	-
Prepaid expenses and other	-	508	38,559	-	39,067
Current Assets	950,210	67,728	185,394	(1,058,899)	144,433

Property, plant and equipment, net	-	92,692	910,749	-	1,003,441
Goodwill	-	-	262,764	-	262,764
Long-term receivables due from affiliates	-	599,000	-	(599,000)	-
Investments in subsidiaries	57,662	120,058	-	(177,720)	-
Other assets	25,200	6,085	18,621	-	49,906
Total Assets	$1,033,072	$885,563	$1,377,528	$(1,835,619)	$1,460,544

Accounts payable	$-	$2,622	$57,531	$-	$60,153
Current maturities of debt	-	-	15,713	-	15,713
Deferred revenue	-	-	-	-	-
Monetary production payment deposit	-	-	-	-	-
Current liabilities due to affiliates	34,509	987,664	36,726	(1,058,899)	-
Accrued expenses and other	27,548	1,517	61,035	-	90,100
Current Liabilities	62,057	991,803	171,005	(1,058,899)	165,966

Long-term debt	676,413	-	167,380	-	843,793
Long-term liabilities due to affiliates	-	-	599,000	(599,000)	-
Deferred taxes	-	-	159,959	-	159,959
Monetary production payment, long-term portion	-	-	-	-	-
Other liabilities	3,033	561	144,098	-	147,692
Total Liabilities	741,503	992,364	1,241,442	(1,657,899)	1,317,410

Series C convertible preferred stock	43,703	-	-	-	43,703
Stockholders' equity	247,866	(106,801)	136,086	(177,720)	99,431
Total Liabilities and Equity	$1,033,072	$885,563	$1,377,528	$(1,835,619)	$1,460,544

Endeavour International Corporation

Notes to Consolidated Financial Statements

(Amounts in tables in thousands, except per unit data)

For the Year Ended December 31, 2013
	Endeavour International Corporation	Combined Guarantor Subsidiaries	Combined Non-Guarantor Subsidiaries	Eliminations	Consolidated
Revenue	$-	$8,368	$329,296	$-	$337,664
Operating expenses	-	7,399	98,045	-	105,444
DD&A expense	-	4,249	138,799	-	143,048
Impairment of oil and gas properties	-	9,566	-	-	9,566
G&A expenses	2,502	7,764	8,858	-	19,124
Income (loss) from Operations	(2,502)	(20,610)	83,594	-	60,482

Derivatives:
Unrealized losses	(503)	-	(1,340)	-	(1,843)
Interest expense	(81,400)	2,988	(86,105)	60,001	(104,516)
Letter of credit fees	-	-	(33,425)	-	(33,425)
Other income (expense)	(27)	57,463	(7,170)	(60,001)	(9,735)
Income (loss) before taxes	(84,432)	39,841	(44,446)	-	(89,037)
Income tax expense	-	-	6,442	-	6,442
Net income (loss)	(84,432)	39,841	(50,888)	-	(95,479)
Preferred stock dividends	1,823	-	-	-	1,823
Net income (loss) to common shareholders	$(86,255)	$39,841	$(50,888)	$-	$(97,302)

For the Year Ended December 31, 2012
	Endeavour International Corporation	Combined Guarantor Subsidiaries	Combined Non-Guarantor Subsidiaries	Eliminations	Consolidated
Revenue	$-	$11,877	$207,181	$-	$219,058
Operating expenses	-	6,968	51,568	-	58,536
DD&A expense	-	8,603	57,961	-	66,564
Impairment of oil and gas properties	-	53,072	-	-	53,072
G&A expenses	2,629	9,887	8,569	-	21,085
Income (loss) from Operations	(2,629)	(66,653)	89,083	-	19,801

Derivatives:
Unrealized gains (losses)	(705)	-	5,846	-	5,141
Interest expense	(54,241)	(951)	(67,673)	38,743	(84,122)
Letter of credit fees	-	-	(21,903)	-	(21,903)
Loss on early extinguishment of debt	-	-	(21,661)	-	(21,661)
Other income (expense)	-	33,796	(4,307)	(38,743)	(9,254)
Loss before taxes	(57,575)	(33,808)	(20,615)	-	(111,998)
Income tax expense	-	-	21,225	(6,997)	14,228
Net loss	(57,575)	(33,808)	(41,840)	6,997	(126,226)
Preferred stock dividends	1,823	-	-	-	1,823
Net loss to common shareholders	$(59,398)	$(33,808)	$(41,840)	$6,997	$(128,049)

Endeavour International Corporation

Notes to Consolidated Financial Statements

(Amounts in tables in thousands, except per unit data)

For the Year Ended December 31, 2011
	Endeavour International Corporation	Combined Guarantor Subsidiaries	Combined Non-Guarantor Subsidiaries		Eliminations		Consolidated
Revenue	$-	$18,337		$41,754		$-		$60,091
Operating expenses	-	9,046		8,622		-		17,668
DD&A expense	-	11,490		14,988		-		26,478
Impairment of oil and gas properties	-	65,706		-		-		65,706
G&A expenses	2,198	10,789		4,866		-		17,853
Income (loss) from Operations	(2,198)	(78,694)		13,278		-		(67,614)

Derivatives:
Unrealized gains (losses)	(2,642)	-		11,020		-		8,378
Interest expense	(10,623)	(3,964)		(38,894)		8,588		(44,893)
Loss on early extinguishment of debt	(402)	-		-		-		(402)
Unrealized foreign currency gains (losses)	-	-	-	2,189	-	-	-	2,188
Other income (expense)	(211)	(678)		7,885		(8,588)		(1,591)
Loss before taxes	(16,076)	(83,336)		(4,522)		-		(103,934)
Income tax expense	-	3		27,058		-		27,061
Net loss	(16,076)	(83,339)		(31,580)		-		(130,995)
Preferred stock dividends	1,974	-		-		-		1,974
Net loss to common shareholders	$(18,050)	$(83,339)		$(31,580)		$-		$(132,969)

Endeavour International Corporation

Notes to Consolidated Financial Statements

(Amounts in tables in thousands, except per unit data)

For the Year Ended December 31, 2013
	Endeavour International Corporation	Combined Guarantor Subsidiaries	Combined Non-Guarantor Subsidiaries	Eliminations (1)	Consolidated
Cash Flows from Operating Activities:
Net loss	$(84,432)	$39,841	$(50,888)	$—	$(95,479)
Adjustments to reconcile net loss to
net cash provided by (used in) operations
DD&A expense	—	4,249	138,799	—	143,048
Impairment of oil and gas properties	—	9,566	—	—	9,566
Deferred tax benefit	—	—	(14,255)	—	(14,255)
Unrealized (gains) losses on derivatives	503	—	1,340	—	1,843
Amortization of non-cash compensation	622	—	—	2,984	3,606
Amortization of loan costs and discount	7,826	—	14,533	—	22,359
Non-cash interest expense	—	(12,958)	20,040	—	7,082
Other	44	12,942	3,344	—	16,330
Changes in operating assets and liabilities:
(Increase) decrease in receivables	—	863	(19,854)	—	(18,991)
(Increase) decrease in other current assets	—	(14,252)	15,576	—	1,324
Increase (decrease) in liabilities	—	(13,628)	(24,395)	19,038	(18,985)
Net Cash Provided by (Used in)
Operating Activities	(75,437)	26,623	84,240	22,022	57,448

Cash Flows From Investing Activities:
Capital expenditures	—	(15,111)	(211,881)	1,237	(225,755)
Acquisitions, net of cash acquired	—	65	(2,852)	—	(2,787)
Proceeds from sales, net of cash	—	6,712	62	—	6,774
Net Cash Used in Investing Activities	—	(8,335)	(214,670)	1,237	(221,768)

Cash Flows From Financing Activities:
Repayments of borrowings	—	—	—	—	—
Borrowings under debt agreements, net
of debt discount	—	—	—	—	—
Exercise of stock options	—	—	—	—	—
Borrowings from affiliates	—	—	—	—	—
Proceeds from issuance of MPP	—	—	175,000	—	175,000
Proceeds from issuance of common stock	—	—	—	—	—
Repayments of MPP	—	—	(8,333)		(8,333)
Payments for early extinguishment of debt	—	—	—	—	—
Financing costs paid	(700)	(500)	(35,296)	11,286	(25,210)
Intercompany cash management	77,874	(43,329)	—	(34,545)	—
Other financing	(1,737)	157	—	—	(1,580)
Net Cash Provided by (Used in)
Financing Activities	75,437	(43,672)	131,371	(23,259)	139,877

Net Change in Cash and Cash Equivalents	—	(25,383)	940	—	(24,443)
Cash and Cash Equivalents, Beginning
of Period	—	27,800	31,385	—	59,185
Cash and Cash Equivalents, End of Period	$—	$2,417	$32,325	$—	$34,742

Endeavour International Corporation

Notes to Consolidated Financial Statements

(Amounts in tables in thousands, except per unit data)

For the Year Ended December 31, 2012 (2)
	Endeavour International Corporation	Combined Guarantor Subsidiaries	Combined Non-Guarantor Subsidiaries	Eliminations (1)	Consolidated
Cash Flows from Operating Activities:
Net loss	$(57,575)	$(33,808)	$(41,840)	$6,997	$(126,226)
Adjustments to reconcile net loss to
net cash provided by (used in) operations
DD&A expense	—	8,603	57,961	—	66,564
Impairment of oil and gas properties	—	53,072	—	—	53,072
Deferred tax benefit	—	—	(10,597)	(6,997)	(17,594)
Unrealized (gains) losses on derivatives	705	—	(5,846)	—	(5,141)
Amortization of non-cash compensation	854	—	—	3,547	4,401
Amortization of loan costs and discount	6,908	5	7,266	—	14,179
Non-cash interest expense	445	—	8,239	—	8,684
Loss on early extinguishment of debt	—	—	21,661	—	21,661
Other	283	173	14,909	—	15,365
Changes in operating assets and liabilities:
(Increase) decrease in receivables	—	1,495	(25,814)	—	(24,319)
(Increase) decrease in other current assets	—	(9,223)	8,631	—	(592)
Increase (decrease) in liabilities	—	88,635	(21,617)	(38,459)	28,559
Net Cash Provided by (Used in)
Operating Activities	(48,380)	108,952	12,953	(34,912)	38,613

Cash Flows From Investing Activities:
Capital expenditures	—	(39,794)	(207,131)	—	(246,925)
Acquisitions, net of cash acquired	—	(2,372)	(236,482)	—	(238,854)
Proceeds from sales, net of cash	—	—	1,407	—	1,407
Issuance of note receivable to affiliate	—	(500,000)	—	500,000	—
Increase in restricted cash	—	(50)	(128)	—	(178)
Net Cash Used in Investing Activities	—	(542,216)	(442,334)	500,000	(484,550)

Cash Flows From Financing Activities:
Repayments of borrowings	(32,457)	—	(242,172)	—	(274,629)
Borrowings under debt agreements, net
of debt discount	538,860	—	115,163	—	654,023
Borrowings from affiliates	—	—	500,000	(500,000)	—
Proceeds from issuance of MPP	—	—	—	—	—
Proceeds from issuance of common stock	60,805	—	—	—	60,805
Dividends paid	—	—	—	—	—
Payments for early extinguishment of debt	—	—	(7,248)	—	(7,248)
Financing costs paid	(24,141)	—	(8,063)	—	(32,204)
Intercompany cash management	(493,026)	458,114	—	34,912	—
Other financing	(1,661)	—	—	—	(1,661)
Net Cash Provided by (Used in)
Financing Activities	48,380	458,114	357,680	(465,088)	399,086

Net Change in Cash and Cash Equivalents	—	24,849	(71,700)	—	(46,851)
Cash and Cash Equivalents, Beginning
of Period	—	2,951	103,085	—	106,036
Cash and Cash Equivalents, End of Period	$—	$27,800	$31,385	$—	$59,185

Endeavour International Corporation

Notes to Consolidated Financial Statements

(Amounts in tables in thousands, except per unit data)

For the Year Ended December 31, 2011 (2)
	Endeavour International Corporation	Combined Guarantor Subsidiaries	Combined Non-Guarantor Subsidiaries	Eliminations (1)	Consolidated
Cash Flows from Operating Activities:
Net loss	$(16,076)	$(83,339)	$(31,580)	$—	$(130,995)
Adjustments to reconcile net loss to
net cash provided by (used in) operations
DD&A expense	—	11,490	14,988	—	26,478
Impairment of oil and gas properties	—	65,706	—	—	65,706
Deferred tax benefit	—	—	21,116	—	21,116
Unrealized (gains) losses on derivatives	2,642	—	(11,020)	—	(8,378)
Amortization of non-cash compensation	624	—	—	3,073	3,697
Amortization of loan costs and discount	1,049	(403)	11,588	—	12,234
Non-cash interest expense	880	—	11,931	—	12,811
Loss on early extinguishment of debt	402	—	—	—	402
Other	(82)	105	1,495	—	1,518
Changes in operating assets and liabilities:
(Increase) decrease in receivables	—	(1,597)	1,066	—	(531)
(Increase) decrease in other current assets	34	2,872	(16,234)	—	(13,328)
Increase (decrease) in liabilities	—	(39,135)	11,732	(2,670)	(30,073)
Net Cash Provided by (Used in)
Operating Activities	(10,527)	(44,301)	15,082	403	(39,343)

Cash Flows From Investing Activities:
Capital expenditures	—	(80,279)	(84,783)	—	(165,062)
Acquisitions, net of cash acquired	—	(8,027)	(25,048)	—	(33,075)
Increase in restricted cash	—	—	31,726	—	31,726
Net Cash Used in Investing Activities	—	(88,306)	(78,105)	—	(166,411)

Cash Flows From Financing Activities:
Repayments of borrowings	(101,250)	—	(1,975)	—	(103,225)
Borrowings under debt agreements, net
of debt discount	135,000	—	75,000	—	210,000
Proceeds from issuance of common stock	118,444	—	—	—	118,444
Dividends paid	—	—	—	—	—
Financing costs paid	(5,926)	—	(5,475)	—	(11,401)
Intercompany cash management	(134,457)	134,860	—	(403)	—
Other financing	(1,284)	(11)	—	—	(1,295)
Net Cash Provided by (Used in)
Financing Activities	10,527	134,849	67,550	(403)	212,523

Net Change in Cash and Cash Equivalents	—	2,242	4,527	—	6,769
Cash and Cash Equivalents, Beginning
of Period	—	709	98,558	—	99,267
Cash and Cash Equivalents, End of Period	$—	$2,951	$103,085	$—	$106,036

(1)

The $7.0 million adjustment reflects the correction of an immaterial error in deferred income taxes that was corrected to beginning stockholder’s equity as of January 1, 2010 in the separate financials of the non-guarantor subsidiaries but reflected in the current year statement of operations for Endeavour.

Endeavour International Corporation

Notes to Consolidated Financial Statements

(Amounts in tables in thousands, except per unit data)

(2)	Revised to reflect intercompany cash management activities previously presented cash flows from operations in “Cash Flows From Financing Activities.” There was no impact to Consolidated balances.

Note 26– Subsequent Events

Term Loan Facility

On January 24, 2014, we entered into a credit agreement for a $255 million senior secured first lien term loan facility (“Term Loan Facility”) whereby the lenders advanced $125 million and the Combined Procurement Agreement, discussed below.  The proceeds of the credit agreement were used to repay the outstanding amounts under our Revolving Credit Facility.  The repayment included a prepayment fee and accrued interest of approximately $2.0 million.  Subsequent to the repayment, the Revolving Credit Facility was terminated and all of the liens on our collateral obligations were released.  For additional discussion of the Revolving Credit Facility, see Note 10 “Debt Obligations.”

The Term Loan Facility bears quarterly interest of LIBOR plus 7.00% annually (provided LIBOR equals at least 1.25% annually) and will mature on the earlier of (a) November 30, 2017 and (b) the date 91 days prior to the maturity of the company’s 5.5% convertible senior notes due 2016 and 11.5% convertible notes due 2016, provided the notes have not been converted, cancelled, extinguished, extended or refinanced prior to that date with a maturity date prior to March 1, 2018.

Borrowings under the Term Loan Facility are unconditionally guaranteed by us and each of our current and future restricted subsidiaries.  The credit agreement contains covenants and provisions with respect to events of default that are substantially similar to the covenants in the indentures governing our 2018 Notes including, but not limited to, restrictions on our ability to: (i) pay distributions or repurchase or redeem the our capital stock or subordinated debt; (ii) make certain investments; (iii) incur additional indebtedness (iv) create or incur certain liens; (v) sell assets; (vi) consolidate, merge or transfer all or substantially all of our assets; (vii) enter into agreements that restrict distributions from our restricted subsidiaries to the Company; (viii) engage in transactions with affiliates; and (ix) create unrestricted subsidiaries.  In addition, the Term Loan Facility contains various financial and technical covenants, including:

•	a minimum interest coverage ratio of 1.50:1.0;
•	a maximum leverage ratio of 5.0:1.0; and
•	a minimum asset coverage ratio of 2.0:1.0.

Endeavour International Corporation

Notes to Consolidated Financial Statements

(Amounts in tables in thousands, except per unit data)

Entry into Procurement Agreement

On January 24, 2014, we also entered into a letter of credit procurement agreement (the “Combined Procurement Agreement”) with an unaffiliated third party (Payee), where we agreed to reimburse the Payee for any expense incurred by it in connection with the posting of cash collateral to secure letters of credit issued for our account in the amount of approximately £78 million (approximately $130 million as of January 24, 2014).  The letters of credit secure decommissioning obligations in connection with certain of our U.K. licences and have been outstanding and unchanged since 2006.  The Combined Procurement Agreement was entered into to replace the Alba Reimbursement Agreement and the LOC Procurement Agreement.

Due to a change in the U.K. tax treatment for decommissioning, we have amended our Decommissioning Securities Agreement for the Alba field.  The new tax law, which allows companies to treat decommissioning on an after-tax basis (including PRT), enables us to reduce our current letter of credit amount on the Alba field from $120 million to approximately $55 million.

Under the Combined Procurement Agreement, we agreed to pay a quarterly fee computed at a rate of LIBOR plus 7.00% per year (provided that LIBOR shall equal at least 1.25% per year) on aggregate balance of posted cash collateral.

Similar to the Term Loan Facility, posted cash collateral under the Combined Procurement Agreement was issued with an original issue discount of 98.5% and matures on the earlier of (a) November 30, 2017 and (b) the date 91 days prior to the maturity of the Company’s 5.5% convertible senior notes due 2016 and 11.5% convertible notes due 2016, if such notes have not been converted, cancelled, extinguished, extended or refinanced in full prior to such date, with a resulting maturity date not earlier than March 1, 2018.  The Combined Procurement Agreement contains customary representations, warranties and non-financial covenants.  We and each of our current and future restricted subsidiaries have unconditionally guaranteed EEUK’s obligations under the Combined Procurement Agreement.

Securities Purchase Agreement

In February 2014, we entered into a securities purchase agreement (the “Securities Purchase Agreement”) relating to the issuance of up to $55 million in common stock, warrants and convertible notes.  We closed on an initial $30 million in late February and early March 2014, comprised of:

•	2.9 million shares of our common stock;
•	warrants to purchase 0.7 million shares of our common stock at an exercise price of $5.292 per share, expiring on February 28, 2019; and
•	$17.5 million in aggregate principal of 6.5% convertible note (the “6.5% Convertible Notes).”

Endeavour International Corporation

Notes to Consolidated Financial Statements

(Amounts in tables in thousands, except per unit data)

The purchasers also have a  90-day option (the “Purchasers’ Option”) to purchase up to $25,000,000 of additional common stock, warrants and convertible debt on the same terms as the initial issuance.   To the extent the issuance of additional securities would result in the issuance of over 20% of the Company’s outstanding common stock, such issuance will be subject to the receipt of stockholder approval in accordance with applicable New York Stock Exchange rules.  The Purchasers’ Option may be extended in connection with the receipt of stockholder approval at the our 2014 annual meeting, in certain circumstances.

The 6.5% Convertible Notes will mature one day following the earlier of (i) November 30, 2017 and (ii) 91 days prior to the maturity date of our outstanding 5.5% Convertible Senior Notes due 2016 and our 11.5% Convertible Bonds due 2016, if such securities have not been converted, cancelled or extinguished prior to such date or extended or refinanced in full prior to such date with a resulting maturity date not earlier than March 1, 2018.  Interest is payable on the 6.5% Convertible Notes on quarterly, commencing on June 1, 2014.  The notes are subject to customary events of default.

The 6.5% Convertible Notes are:

•	convertible at any time;
•

convertible initially at a rate 214.5002 shares of our common stock per $1,000 principal amount of 6.5% Convertible Notes (equivalent to an initial conversion price of approximately $4.662 per share of our common stock);

•	subject to certain anti-dilution adjustments;
•	general unsecured and unsubordinated obligations; and
•

equally ranked in right of payment with all of our existing and future unsubordinated indebtedness and senior in right of payment to any of our future indebtedness that is expressly subordinated to the 6.5% Convertible Notes.

Endeavour International Corporation

Notes to Consolidated Financial Statements

(Amounts in tables in thousands, except per unit data)

Note 27 - Supplemental Oil and Gas Disclosures (Unaudited)

Capitalized Costs Relating to Oil and Gas Producing Activities
	United Kingdom	United States	Total
December 31, 2013:
Proved	$1,043,927	$40,741	$1,084,668
Unproved	295,083	73,578	368,661
Total capitalized costs	1,339,010	114,319	1,453,329

Accumulated depreciation, depletion and amortization	(355,366)	(27,429)	(382,795)

Net capitalized costs	$983,644	$86,890	$1,070,534

December 31, 2012:
Proved	$876,536	$39,265	$915,801
Unproved	273,298	76,135	349,433
Total capitalized costs	1,149,834	115,400	1,265,234

Accumulated depreciation, depletion and amortization	(241,338)	(24,269)	(265,607)
Net capitalized costs	$908,496	$91,131	$999,627

Endeavour International Corporation

Notes to Consolidated Financial Statements

(Amounts in tables in thousands, except per unit data)

Costs Incurred in Oil and Gas Property Acquisition, Exploration and Development Activities
	United Kingdom	United States	Total
Year Ended December 31, 2013:
Acquisition costs:
Proved	$—	$—	$—
Unproved	2,323	463	2,786
Exploration costs	39,202	11,644	50,846
Development costs	146,685	3,088	149,773
Total costs incurred	$188,210	$15,195	$203,405

Year Ended December 31, 2012:
Acquisition costs:
Proved	$143,004	$1,176	$144,180
Unproved	46,878	1,156	48,034
Exploration costs	46,730	15,397	62,127
Development costs	302,038	8,099	310,137
Total costs incurred	$538,650	$25,828	$564,478

Year Ended December 31, 2011:
Acquisition costs:
Proved	$2,595	$—	$2,595
Unproved	46,107	2,840	48,947
Exploration costs	51,820	75,880	127,700
Development costs	79,898	10,560	90,458
Total costs incurred	$180,420	$89,280	$269,700

Endeavour International Corporation

Notes to Consolidated Financial Statements

(Amounts in tables in thousands, except per unit data)

Results of Operations for Oil and Gas Producing Activities
	United Kingdom	United States	Total
Year Ended December 31, 2013:
Revenues	$329,296	$8,368	$337,664
Production expenses	98,045	7,399	105,444
DD&A	137,739	3,242	140,981
Impairment of oil and gas properties	—	9,566	9,566
Income tax expense (benefit)	57,977	(4,144)	53,833
Results of activities	$35,535	$(7,695)	$27,840

Year Ended December 31, 2012:
Revenues	$207,181	$11,877	$219,058
Production expenses	51,568	6,968	58,536
DD&A	56,813	7,574	64,387
Impairment of oil and gas properties	—	53,072	53,072
Income tax expense (benefit)	61,256	(19,508)	41,748
Results of activities	$37,544	$(36,229)	$1,315

Year Ended December 31, 2011:
Revenues	$41,754	$18,337	$60,091
Production expenses	8,622	9,046	17,668
DD&A	14,312	10,713	25,025
Impairment of oil and gas properties	—	65,706	65,706
Income tax expense (benefit)	11,104	(23,495)	(12,391)
Results of activities	$7,716	$(43,633)	$(35,917)

Endeavour International Corporation

Notes to Consolidated Financial Statements

(Amounts in tables in thousands, except per unit data)

Oil and Gas Reserves

Proved reserves are estimated quantities of oil, gas and natural gas liquids that geological and engineering data demonstrate with reasonable certainty to be recoverable in future years from known reservoirs under existing economic and operating conditions. Proved developed reserves are proved reserves that can reasonably be expected to be recovered through existing wells with existing equipment and operating methods.  The reserve volumes presented are estimates only and should not be construed as being exact quantities.  These reserves may or may not be recovered and may increase or decrease as a result of our future operations and changes in economic conditions.  Our oil and gas reserves were audited by independent reserve engineers at December 31, 2013,  2012 and 2011.  Total proved reserves decreased from 25.7 MMBOE at December 31, 2012 to 23.5 MMBOE at December 31, 2013, primarily due to production sold during the year.

	United Kingdom	United States	Total
Proved Oil Reserves (MBbls):
Proved reserves at January 1, 2011	3,664	59	3,723
Production	(373)	(7)	(380)
Extensions and discoveries	303	—	303
Revisions of previous estimates	466	(11)	455
Proved reserves at December 31, 2011	4,060	41	4,101
Production	(1,994)	(3)	(1,997)
Purchases of reserves	11,071	—	11,071
Sales of reserves in place	—	(19)	(19)
Extensions and discoveries	1,992	—	1,992
Revisions of previous estimates	(1,396)	(13)	(1,409)
Proved reserves at December 31, 2012	13,733	6	13,739
Production	(3,017)	(1)	(3,018)
Purchases of reserves	—	—	—
Sales of reserves in place	—	—	—
Extensions and discoveries	—	—	—
Revisions of previous estimates	1,624	(3)	1,621
Proved reserves at December 31, 2013	12,340	2	12,342

Proved Developed Oil Reserves (MBbls):
At December 31, 2011	1,270	41	1,311
At December 31, 2012	5,261	6	5,267
At December 31, 2013	5,659	2	5,661

Endeavour International Corporation

Notes to Consolidated Financial Statements

(Amounts in tables in thousands, except per unit data)

	United Kingdom	United States	Total
Proved Gas Reserves (MMcf):
Proved reserves at January 1, 2011	56,177	31,777	87,954
Production	(94)	(5,076)	(5,170)
Purchases of reserves	90	—	90
Extensions and discoveries	—	46,100	46,100
Revisions of previous estimates	(5,450)	(11,823)	(17,273)
Proved reserves at December 31, 2011	50,723	60,978	111,701
Production	(91)	(5,206)	(5,297)
Purchases of reserves	1,409	998	2,407
Sales of reserves in place	—	(5,213)	(5,213)
Extensions and discoveries	473	—	473
Revisions of previous estimates	4,387	(36,867)	(32,480)
Proved reserves at December 31, 2012	56,901	14,690	71,591
Production	(1,194)	(2,636)	(3,830)
Purchases of reserves	—	—	—
Sales of reserves in place	—	(4,200)	(4,200)
Extensions and discoveries	—	—	—
Revisions of previous estimates	(309)	3,921	3,612
Proved reserves at December 31, 2013	55,398	11,775	67,173

Proved Developed Gas Reserves (MMcf):
At December 31, 2011	795	22,704	23,499
At December 31, 2012	3,147	14,690	17,837
At December 31, 2013	18,384	9,792	28,176

Endeavour International Corporation

Notes to Consolidated Financial Statements

(Amounts in tables in thousands, except per unit data)

	United Kingdom	United States	Total
Proved Reserves (MBOE):
Proved reserves at January 1, 2011	13,027	5,355	18,382
Production	(389)	(853)	(1,242)
Extensions and discoveries	—	7,683	7,683
Purchase of proved reserves, in place	318	—	318
Revisions of previous estimates	(442)	(1,981)	(2,423)
Proved reserves at December 31, 2011	12,514	10,204	22,718
Production	(2,009)	(871)	(2,880)
Extensions and discoveries	2,071	—	2,071
Purchase of proved reserves, in place	11,306	166	11,472
Sale of reserves	—	(888)	(888)
Revisions of previous estimates	(665)	(6,157)	(6,822)
Proved reserves at December 31, 2012	23,217	2,454	25,671
Production	(3,216)	(440)	(3,656)
Extensions and discoveries	—	—	—
Purchase of proved reserves, in place	—	—	—
Sale of reserves	—	(700)	(700)
Revisions of previous estimates	1,572	651	2,223
Proved reserves at December 31, 2013	21,573	1,965	23,538

Proved Developed Reserves (MBOE):
At December 31, 2011	1,402	3,825	5,227
At December 31, 2012	5,785	2,454	8,239
At December 31, 2013	8,723	1,634	10,357

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

Endeavour International Corporation

Notes to Consolidated Financial Statements

(Amounts in tables in thousands, except per unit data)

At December 31, 2013 and 2012, the prices used to determine the estimates of future cash inflows  were as follows:

	December 31,
	2013		2012
	Oil	Gas	Oil	Gas
	($/Barrel)	($/Mcf)	($/Barrel)	($/Mcf)
United Kingdom	104.45	10.38	111.13	9.34
United States	97.71	2.94	94.71	2.75

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

Endeavour International Corporation

Notes to Consolidated Financial Statements

(Amounts in tables in thousands, except per unit data)

Standardized Measure of Discounted Future Net Cash Flows
	United Kingdom	United States	Total
December 31, 2013:
Future cash inflows	$1,862,137	34,852	$1,896,989
Future production costs	(571,347)	(12,202)	(583,549)
Future development costs	(593,958)	(605)	(594,563)
Future income tax expense	(133,495)	—	(133,495)

Future net cash flows (undiscounted)	563,337	22,045	585,382
Annual discount of 10% for estimated timing	43,152	6,548	49,700

Standardized measure of future net cash flows	$520,185	15,497	$535,682

December 31, 2012:
Future cash inflows	$2,035,208	$31,258	$2,066,466
Future production costs	(568,414)	(10,101)	(578,515)
Future development costs	(581,277)	(896)	(582,173)
Future income tax expense	(277,436)	—	(277,436)

Future net cash flows (undiscounted)	608,081	20,261	628,342
Annual discount of 10% for estimated timing	122,780	6,584	129,364

Standardized measure of future net cash flows	$485,301	$13,677	$498,978

Principal Sources of Change in the Standardized Measure of Discounted Future Net Cash Flows
	2013	2012	2011
Standardized measure, beginning of period	$498,978	$264,872	$111,297
Net changes in prices and production costs	(33,792)	(33,520)	147,776
Future development costs incurred	140,436	172,462	76,721
Net changes in estimated future development costs	88,008	(193,359)	(9,261)
Revisions of previous quantity estimates	—	(56,525)	(36,421)
Extensions and discoveries	(132,092)	102,386	68,452
Accretion of discount	78,151	42,589	18,801
Changes in income taxes, net	104,891	(74,778)	(136,157)
Sale of oil and gas produced, net of production costs	(232,220)	(165,547)	(44,556)
Purchased reserves	—	457,033	26,340
Sales of reserves in place	(4,074)	(6,971)	—
Change in production, timing and other	27,396	(9,664)	41,880

Standardized measure, end of period	$535,682	$498,978	$264,872

Endeavour International Corporation

Item 9.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A.  Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, we evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this Annual Report on Form 10-K, December 31, 2013.  Based on that evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures are effective to ensure that information we are required to disclose in our reports filed or submitted under the Securities Exchange Act of 1934, as amended, is accumulated and communicated to management as appropriate to allow timely decisions regarding required disclosures.

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

Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2013.  In making this assessment, our management used the criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (1992 Framework) (COSO).  Based on our assessment, management concluded our internal control over financial reporting was effective as of December 31, 2013.

Ernst & Young LLP, an independent registered public accounting firm, audited the effectiveness of the Company’s internal control over financial reporting as of December 31, 2013 and issued their attestation report set forth in this Item 9A.

Endeavour International Corporation

Changes in Internal Control over Financial Reporting

There were no changes in our internal controls over financial reporting during the quarterly period ended December 31, 2013 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of

Endeavour International Corporation

We have audited Endeavour International Corporation and subsidiaries’ internal control over financial reporting as of December 31, 2013, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (1992 framework) (the COSO criteria). Endeavour International Corporation’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

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

Endeavour International Corporation

subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, Endeavour International Corporation and subsidiaries maintained, in all material respects, effective internal control over financial reporting as of December 31, 2013, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the 2013 consolidated financial statements of Endeavour International Corporation and subsidiaries and our report dated March 17, 2014 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Houston, Texas

March 17, 2014

Item 9B.  Other Information

None.

Part III

Item 10.  Directors, Executive Officers and Corporate Governance of the Registrant

Our Definitive Proxy Statement for our 2014 Annual Meeting of Stockholders, when filed pursuant to Regulation 14A under the Securities Exchange Act of 1934, will be incorporated by reference into this Annual Report on Form 10-K pursuant to General Instruction G(3) of Form 10-K and will provide the information required under Part III, Item 10.

Our Code of Business Conduct and the Code of Ethics for Senior Officers can be found on our website located at www.endeavourcorp.com.  Any stockholder may request a printed copy of these codes by submitting a written request to our Corporate Secretary.

Item 11.  Executive Compensation

Our Definitive Proxy Statement for our 2014 Annual Meeting of Stockholders, when filed pursuant to Regulation 14A under the Securities Exchange Act of 1934, will be incorporated by reference into this Annual Report on Form 10-K pursuant to General Instruction G(3) of Form 10-K and will provide the information required under Part III, Item 11.

Endeavour International Corporation

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholders Matters

Our Definitive Proxy Statement for our 2014 Annual Meeting of Stockholders, when filed pursuant to Regulation 14A under the Securities Exchange Act of 1934, will be incorporated by reference into this Annual Report on Form 10-K pursuant to General Instruction G(3) of Form 10-K and will provide the information required under Part III, Item 12.

Item 13. Certain Relationships and Related Transactions, and Director Independence

Our Definitive Proxy Statement for our 2014 Annual Meeting of Stockholders, when filed pursuant to Regulation 14A under the Securities Exchange Act of 1934, will be incorporated by reference into this Annual Report on Form 10-K pursuant to General Instruction G(3) of Form 10-K and will provide the information required under Part III, Item 13.

Item 14. Principal Accounting Fees and Services

Our Definitive Proxy Statement for our 2014 Annual Meeting of Stockholders, when filed pursuant to Regulation 14A under the Securities Exchange Act of 1934, will be incorporated by reference into this Annual Report on Form 10-K pursuant to General Instruction G(3) of Form

10-K and will provide the information required under Part III, Item 14.

Part IV

Item 15. Exhibits and Financial Statement Schedules

(a) (1) and (2) Financial Statements and Financial Statement Schedules.

See our consolidated financial statements included in Item 8 herein.

(a) (3) Exhibits.

See “Index of Exhibits” herein which lists the documents filed as exhibits with this Annual Report on Form 10-K.

(b)Exhibits.

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

Date:  March 17, 2014

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ William L. Transier	Chief Executive Officer,	March 17, 2014
William L. Transier	President and Director
(Principal Executive Officer)

/s/ Catherine L. Stubbs	Senior Vice President and Chief Financial Officer	March 17, 2014
Catherine L. Stubbs	(Principal Financial and Accounting Officer)

s/ John B. Connally III	Director	March 17, 2014
John B. Connally III

/s/ Sheldon R. Erikson	Director	March 17, 2014
Sheldon R. Erikson

/s/ Charles Hue Williams	Director	March 17, 2014
Charles Hue Williams

/s/ Nancy K. Quinn	Director	March 17, 2014
Nancy K. Quinn

/s/ John N. Seitz	Director	March 17, 2014
John N. Seitz

Endeavour International Corporation

Exhibit Index
Exhibit	Description
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

3.1(e)

Amendment to Amended and restated Articles of Incorporation, dated May 24 2012 (Incorporated by reference to Exhibit 3.1 to our Current Report on Form 8-K (Commission File No. 001-32212) filed on May 29, 2012).

3.2(a)	Amended and Restated Bylaws (Incorporated by reference to Exhibit 3.2 to our Annual Report on Form 10-K (Commission File No. 001-32212) for the year ended December 31, 2012).
3.2(b)	Amendment to Amended and Restated Bylaws dated May 22, 2013 (Incorporated by reference to Exhibit 3.1 to our Current Report on Form 8-K (Commission File No. 001-32212) filed on May 23, 2013.
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

4.2

Trust Deed dated January 24, 2008 by and among Endeavour International Corporation, Endeavour Energy Luxembourg S.a.r.l. and BNY Corporate Trustee Services Limited, as trustee (Incorporated by reference to Exhibit 4.1 to our Current Report on Form 8-K (Commission File No. 001-32212) filed on January 28, 2008).

Endeavour International Corporation

4.3

Amendment Deed dated March 11, 2011, to Trust Deed dated January 24, 2008 by and among Endeavour International Corporation, Endeavour Energy Luxembourg S.a.r.l. and BNY Corporate Trustee Services Limited, as trustee (Incorporated by reference to Exhibit 4.1 to our Current Report on Form 8-K (Commission File No. 001-32212) filed on March 14, 2011).

4.4

Indenture dated as of July 22, 2011 among Endeavour International Corporation, the Guarantors named therein and Well Fargo Bank, National Association, as trustee (Incorporated by reference to Exhibit 4.1 to our Current Report on Form 8-K (Commission File No. 001-32212) filed on July 22, 2011).

4.5	Form of 5.5% Global Note, dated July 22, 2011 (included in Exhibit 4.4).
4.6

First Priority Indenture, dated February 23, 2012, among Endeavour International Corporation, the subsidiary guarantors party thereto, and Wells Fargo Bank, National Association, as trustee and collateral agent (Incorporated by reference to Exhibit 4.1 to our Current Report on Form 8-K (Commission File No. 001-32212) filed on February 29, 2012).

4.7	Form of First Priority 12% Senior Notes due 2018 (included in Exhibit 4.6).
4.8

Second Priority Indenture, dated February 23, 2012, among Endeavour International Corporation, the subsidiary guarantors party thereto, Wilmington Trust, National Association, as trustee and Wells Fargo Bank, National Association, as collateral agent (incorporated by reference to Exhibit 4.3 to our Current Report on Form 8-K (Commission File No. 001-32212) filed on February 29, 2012).

4.9	Form of Second Priority 12% Senior Notes due 2018 (included in Exhibit 4.8).
4.10	Form of Warrant (Incorporated by reference as Exhibit A to Exhibit 10.2 to our Current Report on Form 8-K (Commission File No. 001-32212) filed on May 30, 2012).
4.11	Warrant to Purchase Common Stock (Incorporated by reference as Exhibit A to Exhibit 10.2 to our Current Report on Form 8-K (Commission File No. 001-32212) filed on January 14, 2013).
4.12	Form of Warrant to Purchase Common Stock (Incorporated by reference to Exhibit 4.1 to our Current Report on Form 8-K (Commission File No. 001-32212) filed on January 15, 2013.
4.13	Form of Warrant to Purchase Common Stock (Incorporated by reference to Exhibit 4.1 to our Quarterly Report (Commission File No. 001-32212) for the quarter ended June 30, 2013).

Endeavour International Corporation

4.14	Form of Warrant to Purchase Common Stock (Incorporated by reference to Exhibit 4.2 to our Quarterly Report (Commission File No. 001-32212) for the quarter ended June 30, 2013).
*4.15	Indenture dated as of March 3, 2014 among Endeavour International Corporation, the Guarantors named therein and Wilmington Savings Fund Society, FSB, as trustee.
*4.16	Registration Rights Agreement, dated as of February 28, 2014, between Endeavour International Corporation and certain affiliates of Whitebox Advisors LLC.
*4.17	Form of 6.5% Convertible Senior Note (included in Exhibit 4.15 hereto).
*4.18	Form of Warrant (included as Exhibit A to Exhibit 10.41 hereto).
†10.1	2007 Incentive Plan (Incorporated by reference to Exhibit 10.1 to our Quarterly Report (Commission File No. 001-32212) for the quarter ended June 30, 2007).
†10.2(a)	2010 Incentive Plan (Incorporated by reference to Exhibit A to our definitive proxy statement on Schedule 14A filed on April 20, 2010).
†10.2(b)	First Amendment to 2010 Incentive Plan, dated as of May 24, 2012 (Incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K (Commission File No. 001-32212) filed on May 29, 2012).
†10.3

Employment Agreement, effective as of January 1, 2013, by and between William L. Transier and Endeavour International Corporation (Incorporated by reference to Exhibit 10.1 to our Current on Form 8-K (Commission File No. 001-32212) filed on January 11, 2013).

†10.4

Change in Control Termination Benefits Agreement between the Company and Catherine L. Stubbs (Incorporated by reference to Exhibit 10.1 of our Current Report on Form 8-K (Commission File No. 001-32212) filed on January 6, 2014).

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

Endeavour International Corporation

†10.7(a)

Change in Control and Termination Benefits Agreement dated January 11, 2010, by and between Endeavour International Corporation and James Joseph Emme (Incorporated by reference to Exhibit 10.7 of our Annual Report on Form 10-K for the year ended December 31, 2009).

†10.7(b)

First Amendment to Change in Control Termination Benefits Agreement between the Company and James J. Emme (Incorporated by reference to Exhibit 10.2 of our Current Report on Form 8-K (Commission File No. 001-32212) filed on January 6, 2014).

†10.8

Form of Restricted Stock Agreement under the 2010 Incentive Plan (Incorporated by reference to Exhibit 10.2 of our Quarterly Report on Form 10-Q (Commission File No. 001-32212) for the quarter ended September 30, 2010).

†10.9

Form of Stock Option Agreement under the 2010 Incentive Plan (Incorporated by reference to Exhibit 10.3 to our Quarterly Report on Form 10-Q (Commission File No. 001-32212) for the quarter ended September 30, 2010).

10.10(a)

Subscription and Registration Rights Agreement, dated October 19, 2006, by and among Endeavour International Corporation and the Investors party thereto (Incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K (Commission File No. 001-32212) filed on October 25, 2006).

10.10(b)

Amendment No. 1 to Subscription and Registration Rights Agreement, January 29, 2010, by and among Endeavour International Corporation and the Investors party thereto (Incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K (Commission File No. 001-32212) filed on February 1, 2010).

**10.11

Final Participation Agreement between Endeavour and Cohort Energy Company (Incorporated by reference to Exhibit 10.2 to our Current Report on Form 8-K (Commission File No. 001-32212) filed on January 19, 2010).

10.12

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

10.13

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

10.21

Reimbursement Agreement, dated as of May 23, 2012, among Endeavour International Corporation, Endeavour Energy U.K. Limited and Yellow Rock S.a.r.l. (Incorporated by reference to Exhibit 10.1 to our Current Report on 8-K (Commission File No. 001-32212) filed on May 30, 2012).

10.22	Form of Warrant Agreement to Purchase Common Stock (Incorporated by reference to Exhibit 10.2 to our Current Report on Form 8-K (Commission File No. 001-32212) filed on May 30, 2012).
10.23(a)

Reimbursement Agreement, dated May 31, 2012, among Endeavour International Corporation, Endeavour Energy U.K. Limited, New Pearl S.a.r.l. and Cyan Partners, LP, as collateral agent. (Incorporated by reference to Exhibit 10.2 to our Current Report on Form 8-K (Commission File No. 001-32212) filed on June 6, 2012).

10.23(b)

First Amendment to Reimbursement Agreement, dated as of October 10, 2012, between Endeavour International Corporation, Endeavour Energy UK Limited, Cyan Partners, LP, and New Pearl, Sa.r.l. (Incorporated by reference to Exhibit 10.3 to our Current Report on Form 8-K (Commission File No. 001-32212) filed on October 15, 2012).

†10.24

Separation Agreement and General Release by and between Endeavour International Corporation and J. Michael Kirksey dated as of October 29, 2012 (Incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K (Commission File No. 001-32212) filed on November 2, 2012).

†10.25

Employment Agreement between the Company and William L. Transier, effective January 1, 2013 (Incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K (Commission File No. 001-32212) filed on January 11, 2013).

10.26

LOC Procurement Agreement dated as of January 1, 2013, among Endeavour International Corporation, Endeavour Energy U.K. Limited and Max Participations II S.a.r.l. (Incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K (Commission File No. 001-32212) filed on January 15, 2013).

Endeavour International Corporation

10.27

Warrant Agreement between Endeavour International Corporation and HBK Master Fund L.P. dated January 9, 2013 (Incorporated by reference to Exhibit 10.2 to our Current Report (Commission File No. 001-32212) filed on January 15, 2013).

10.28

Deed of Grant of Production Payment between Endeavour Energy UK Limited and Cidoval S.à r.l. (Incorporated by reference to Exhibit 10.1 to our Current Report (Commission File No. 001-32212) filed on May 1, 2013).

†10.29

Separation Agreement and General Release by and between Endeavour International Corporation and Carl D. Grenz dated as of October 16, 2013 (Incorporated by reference to Exhibit 10.1 to our Current Report (Commission File No. 001-32212) filed on October 22, 2013).

10.30

Second Amendment to Reimbursement Agreement dated as of March 5, 2013, between Endeavour International Corporation, Endeavour Energy U.K. Limited, New Pearl S.a.r.l. and Cyan Partners, LP, as collateral agent, and the other lenders party thereto. (Incorporated by reference to Exhibit 10-5 of our Quarterly Report on Form 10-Q (Commission File No. 001-32212) for the quarter ended March 31, 2013.)

10.31

Warrant Agreement for the Purchase of Shares of Common Stock between Endeavour International Corporation and certain holders party thereto dated April 30, 2013.  (Incorporated by reference to Exhibit 10.2 to our Quarterly Report on Form 10-Q (Commission File No. 001-32212) for the quarter ended June 30, 2013.

10.32

Warrant Agreement for the Purchase of Shares of Common Stock between Endeavour International Corporation and Macquarie Bank Limited dated May 21, 2013.  (Incorporated by reference to Exhibit 10.3 to our Quarterly Report on Form 10-Q (Commission File No. 001-32212) for the quarter ended June 30, 2013.

10.33

Supplemental Deed of Amendment and Restatement between Endeavour Energy UK Limited and Cidoval S.a.r.l. dated May 21, 2013.  (Incorporated by reference to Exhibit 10.4 to our Quarterly Report on Form 10-Q (Commisstion File No. 001-32212) for the quarter ended June 30, 2013).

10.34

Second Supplemental Deed of Amendment and Restatement between Endeavour Energy UK Limited and Cidoval S.a.r.l. dated August 15, 2013.  (Incorporated by reference to Exhibit 10.2 to our Quarterly Report on Form 10-Q (Commission File No. 001-32212) for the quarter ended September 30, 2013).

Endeavour International Corporation

10.35

Conformed Credit Agreement reflecting First Amendments through Third Amendment among Endeavour International Corporation, Endeavour Energy UK Limited, various lenders and Cyan Partners L.P., as administrative agent, dated as of April 12, 2012.  (Incorporated by reference to Exhibit 10.3 to our Quarterly Report on Form 10-Q (Commission File No. 001-32212) for the quarter ended September 30, 2013).

*10.36	Deed of Grant of Production Payment between Endeavour Energy UK Limited and Sand Waves dated December 12, 2013.
*10.37	Sale and Purchase Agreement between Endeavour Energy UK Limited and Sand Waves S.A. dated December 12, 2013.
*10.38

Credit Agreement, dated as of January 24, 2014, among Endeavour International Corporation, Endeavour International Holdings B.V., End Finco LLC and Credit Suisse AG, as administrative agent and as collateral agent, and certain lenders party thereto.

*10.39	LC Procurement Agreement, dated as of January 24, 2014, among Endeavour International Corporation, Endeavour Energy UK Limited, LC Finco S.à r.l. and Credit Suisse AG, as collateral agent.
*10.40	Securities Purchase Agreement, dated February 28, 2014, between Endeavour International Corporation, the Guarantors and certain affiliates of Whitebox Advisors LLC.
*10.41	Warrant Agreement for the Purchase of Shares of Common Stock, dated February 28, 2014, between Endeavour International Corporation and certain affiliates of Whitebox Advisors LLC.
*12.1	Computation of Ratios of Earnings to Fixed Charges.
*12.2	Computation of Ratios of Earnings to Fixed Charges and Preference Securities Dividends.
*14.1	Code of Business Conduct of Endeavour International Corporation, adopted on December 2007 and updated on January 6, 2014.
*21.1	List of Subsidiaries.
*23.1	Consent of Independent Registered Public Accounting Firm – KPMG LLP.
*23.2	Consent of Independent Registered Public Accounting Firm – KPMG LLP.
*23.3	Consent of Independent Registered Public Accounting Firm – KPMG LLP.

Endeavour International Corporation

*23.4	Consent of Independent Reserve Engineers – Netherland, Sewell & Associates, Inc.
*23.5	Consent of Independent Registered Public Accounting Firm – Ernst & Young LLP.
*23.6	Consent of Independent Registered Public Accounting Firm – Ernst & Young LLP.
*23.7	Consent of Independent Registered Public Accounting Firm – Ernst & Young LLP.
*31.1	Certification of William L. Transier, Chief Executive Officer, pursuant to Rule 13a-14(a) of the Securities and Exchange Act of 1934, as amended.
*31.2	Certification of Catherine L. Stubbs, Chief Financial Officer, pursuant to Rule 13a-14(a) of the Securities and Exchange Act of 1934, as amended.
‡32.1	Certification of William L. Transier, Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
‡32.2	Certification of Catherine L. Stubbs, Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
‡99.1	Report of Netherland, Sewell & Associates, Inc., Independent Petroleum Engineers and Geologists.
*99.2	Audited Financial Statements of Endeavour Energy UK Limited.
*99.3	Audited Financial Statements of Endeavour International Holding B.V.
*101.INS	XBRL Instance Document.
*101.SCH	XBRL Taxonomy Extension Schema Document.
*101.CA	XBRL Taxonomy Extension Calculation Linkbase.
*101.DEF	XBRL Taxonomy Extension Definition Linkbase.
*101.LAB	XBRL Taxonomy Extension Label Linkbase.
*101.PRE	Taxonomy Extension Presentation Linkbase.

*	Filed herewith.
‡	Furnished herewith.
†	Identifies management contracts and compensatory plans or arrangements.

Endeavour International Corporation

**

Portions of this exhibit have been omitted pursuant to a request for confidential treatment under Rule 24b-2 of the Securities Exchange Act of 1934, and the omitted material has been separately filed with the Securities and Exchange Commission.