Form 10-K/A
period 2013-12-31
ENDEAVOUR INTERNATIONAL CORP
filed 2014-03-21
CIK 1112412

United States Securities and Exchange Commission
Washington, D.C. 20549

Form 10-K/A

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

Explanatory Note

We are filing this amendment (the “Amendment”) to our Annual Report on Form 10-K for the year ended December 31, 2013 (our “Annual Report”) to correct a typographical correction to the date of the Report of Independent Registered Public Accounting Firm provided by Ernst & Young LLP.  Our consolidated financial position and consolidated results of operations for the periods presented have not been restated from the consolidated financial position and consolidated results of operations originally reported.

We are only filing the items of our Annual Report that have been revised to reflect the typographical change and all other information in our Annual Report remains unchanged.  Accordingly, this Amendment should be read in conjunction with our Annual Report.

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

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Endeavour International Corporation and subsidiaries’ internal control over financial reporting as of December 31, 2013, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (1992 framework) and our report dated March 17, 2014 expressed an unqualified opinion thereon.

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

Date:  March 21, 2014

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
4.15

Indenture dated as of March 3, 2014 among Endeavour International Corporation, the Guarantors named therein and Wilmington Savings Fund Society, FSB, as trustee (Incorporated by reference to Exhibit 4.15 of our Annual Report on Form 10-K for the year ended December 31, 2013).

4.16

Registration Rights Agreement, dated as of February 28, 2014, between Endeavour International Corporation and certain affiliates of Whitebox Advisors LLC (Incorporated by reference to Exhibit 4.16 of our Annual Report on Form 10-K for the year ended December 31, 2013).

4.17	Form of 6.5% Convertible Senior Note (included in Exhibit 4.15 hereto).
4.18	Form of Warrant (included as Exhibit A to Exhibit 10.41 hereto).
†10.1	2007 Incentive Plan (Incorporated by reference to Exhibit 10.1 to our Quarterly Report (Commission File No. 001-32212) for the quarter ended June 30, 2007).
†10.2(a)	2010 Incentive Plan (Incorporated by reference to Exhibit A to our definitive proxy statement on Schedule 14A filed on April 20, 2010).
†10.2(b)	First Amendment to 2010 Incentive Plan, dated as of May 24, 2012 (Incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K (Commission File No. 001-32212) filed on May 29, 2012).
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

10.36

Deed of Grant of Production Payment between Endeavour Energy UK Limited and Sand Waves dated December 12, 2013 (Incorporated by reference to Exhibit 10.36 of our Annual Report on Form 10-K for the year ended December 31, 2013).

10.37

Sale and Purchase Agreement between Endeavour Energy UK Limited and Sand Waves S.A. dated December 12, 2013 (Incorporated by reference to Exhibit 10.37 of our Annual Report on Form 10-K for the year ended December 31, 2013).

10.38

Credit Agreement, dated as of January 24, 2014, among Endeavour International Corporation, Endeavour International Holdings B.V., End Finco LLC and Credit Suisse AG, as administrative agent and as collateral agent, and certain lenders party thereto (Incorporated by reference to Exhibit 10.38 of our Annual Report on Form 10-K for the year ended December 31, 2013).

10.39

LC Procurement Agreement, dated as of January 24, 2014, among Endeavour International Corporation, Endeavour Energy UK Limited, LC Finco S.à r.l. and Credit Suisse AG, as collateral agent (Incorporated by reference to Exhibit 10.39 of our Annual Report on Form 10-K for the year ended December 31, 2013).

10.40

Securities Purchase Agreement, dated February 28, 2014, between Endeavour International Corporation, the Guarantors and certain affiliates of Whitebox Advisors LLC (Incorporated by reference to Exhibit 10.40 of our Annual Report on Form 10-K for the year ended December 31, 2013).

10.41

Warrant Agreement for the Purchase of Shares of Common Stock, dated February 28, 2014, between Endeavour International Corporation and certain affiliates of Whitebox Advisors LLC (Incorporated by reference to Exhibit 10.41 of our Annual Report on Form 10-K for the year ended December 31, 2013).

*12.1	Computation of Ratios of Earnings to Fixed Charges (Incorporated by reference to Exhibit 12.1 of our Annual Report on Form 10-K for the year ended December 31, 2013).

Endeavour International Corporation

*12.2

Computation of Ratios of Earnings to Fixed Charges and Preference Securities Dividends (Incorporated by reference to Exhibit 12.2 of our Annual Report on Form 10-K for the year ended December 31, 2013).

14.1

Code of Business Conduct of Endeavour International Corporation, adopted on December 2007 and updated on January 6, 2014 (Incorporated by reference to Exhibit 14.1 of our Annual Report on Form 10-K for the year ended December 31, 2013).

21.1	List of Subsidiaries (Incorporated by reference to Exhibit 21.1 of our Annual Report on Form 10-K for the year ended December 31, 2013).
*23.1	Consent of Independent Registered Public Accounting Firm – KPMG LLP.
*23.2	Consent of Independent Registered Public Accounting Firm – KPMG LLP.
*23.3	Consent of Independent Registered Public Accounting Firm – KPMG LLP.
23.4	Consent of Independent Reserve Engineers – Netherland, Sewell & Associates, Inc. (Incorporated by reference to Exhibit 23.4 of our Annual Report on Form 10-K for the year ended December 31, 2013).
*23.5	Consent of Independent Registered Public Accounting Firm – Ernst & Young LLP.
*23.6	Consent of Independent Registered Public Accounting Firm – Ernst & Young LLP.
*23.7	Consent of Independent Registered Public Accounting Firm – Ernst & Young LLP.
*31.1	Certification of William L. Transier, Chief Executive Officer, pursuant to Rule 13a-14(a) of the Securities and Exchange Act of 1934, as amended.
*31.2	Certification of Catherine L. Stubbs, Chief Financial Officer, pursuant to Rule 13a-14(a) of the Securities and Exchange Act of 1934, as amended.
‡32.1	Certification of William L. Transier, Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
‡32.2	Certification of Catherine L. Stubbs, Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
‡99.1	Report of Netherland, Sewell & Associates, Inc., Independent Petroleum Engineers and Geologists.

Endeavour International Corporation

*99.2	Audited Financial Statements of Endeavour Energy UK Limited.
*99.3	Audited Financial Statements of Endeavour International Holding B.V.
101.INS	XBRL Instance Document (Incorporated by reference to Exhibit 101.INS of our Annual Report on Form 10-K for the year ended December 31, 2013).
101.SCH	XBRL Taxonomy Extension Schema Document (Incorporated by reference to Exhibit 101. SCHof our Annual Report on Form 10-K for the year ended December 31, 2013).
101.CA	XBRL Taxonomy Extension Calculation Linkbase (Incorporated by reference to Exhibit 101.CA of our Annual Report on Form 10-K for the year ended December 31, 2013).
101.DEF	XBRL Taxonomy Extension Definition Linkbase (Incorporated by reference to Exhibit 101.DEF of our Annual Report on Form 10-K for the year ended December 31, 2013).
101.LAB	XBRL Taxonomy Extension Label Linkbase (Incorporated by reference to Exhibit 101.LAB of our Annual Report on Form 10-K for the year ended December 31, 2013).
101.PRE	Taxonomy Extension Presentation Linkbase (Incorporated by reference to Exhibit 101.PRE of our Annual Report on Form 10-K for the year ended December 31, 2013).

*	Filed herewith.
‡	Furnished herewith.
†	Identifies management contracts and compensatory plans or arrangements.
**

Portions of this exhibit have been omitted pursuant to a request for confidential treatment under Rule 24b-2 of the Securities Exchange Act of 1934, and the omitted material has been separately filed with the Securities and Exchange Commission.