Form 10-Q
period 2014-03-31
ENDEAVOUR INTERNATIONAL CORP
filed 2014-05-09
CIK 1112412

United States Securities and Exchange Commission

Washington, D.C. 20549

Form 10-Q

(Mark One)

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarterly Period Ended March 31, 2014

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

As of May 7, 2014, 50.3 million shares of the registrant’s common stock were outstanding.

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

Part I:  Financial Information

Item 1:  Financial Statements

Endeavour International Corporation

Condensed Consolidated Balance Sheets

(Amounts in thousands)

	March 31,	December 31,
	2014	2013
	(unaudited)

Assets
Current Assets:
Cash and cash equivalents	$55,490	$34,742
Accounts receivable	48,217	65,171
Prepaid expenses and other current assets	82,896	60,318
Total Current Assets	186,603	160,231

Property and Equipment, Net ($370,815 and $368,660 not subject to
amortization at March 31, 2014 and December 31, 2013, respectively)	1,053,775	1,072,151
Goodwill	259,238	259,238
Other Assets	32,997	33,222

Total Assets	$1,532,613	$1,524,842

See accompanying notes to condensed consolidated financial statements.

Endeavour International Corporation

Condensed Consolidated Balance Sheets

(Amounts in thousands)

	March 31,	December 31,
	2014	2013

Liabilities and Stockholders’ Equity
Current Liabilities:
Accounts payable	$56,199	$38,033
Current maturities of debt	2,140	-
Deferred revenue	2,152	20,965
Monetary production payment, current portion	120,833	74,167
Accrued expenses and other	79,219	88,625
Total Current Liabilities	260,543	221,790

Long-Term Debt	891,829	870,878
Deferred Taxes	173,847	146,213
Monetary production payment, long-term portion	40,833	92,500
Other Liabilities	127,789	131,370
Total Liabilities	1,494,841	1,462,751

Commitments and Contingencies

Series C Convertible Preferred Stock:
Series C preferred stock - Liquidation preference: $37,000 and $37,000
at March 31, 2014 and December 31, 2013, respectively	43,703	43,703

Stockholders’ Equity:
Series B preferred stock - Liquidation preference: $3,785 and $3,745
at March 31, 2014 and December 31, 2013, respectively	-	-
Common stock; shares issued and outstanding – 50,395 and 46,981
at March 31, 2014 and December 31, 2013, respectively	50	47
Additional paid-in capital	531,066	510,062
Treasury stock, at cost - 72 and 72 shares at March 31, 2014
and December 31, 2013, respectively	(587)	(587)
Accumulated deficit	(536,460)	(491,134)
Total Stockholders’ Equity	(5,931)	18,388

Total Liabilities and Stockholders’ Equity	$1,532,613	$1,524,842

See accompanying notes to condensed consolidated financial statements.

Endeavour International Corporation

Condensed Consolidated Statement of Operations

(Unaudited)

(Amounts in thousands)

	Three Months Ended
	March 31,
	2014	2013
Revenues	$94,163	$57,672

Cost of Operations:
Operating expenses	27,170	17,490
Depreciation, depletion and amortization	44,968	22,947
Impairment of oil and gas properties	-	3,534
General and administrative	4,849	5,482
Total Expenses	76,987	49,453

Income From Operations	17,176	8,219

Other Income (Expense):
Unrealized gains on derivatives	2,659	1,580
Interest expense	(31,477)	(21,438)
Letter of credit fees	(3,789)	(11,380)
Loss on early extinguishment of financing agreements	(3,543)	-
Litigation settlement expense	(19,034)	-
Unrealized gain (loss) on foreign currency exchange	(1,273)	9,760
Other income (expense)	(2,020)	122
Total Other Expense	(58,477)	(21,356)

Loss Before Income Taxes	(41,301)	(13,137)

Petroleum Revenue Tax ("PRT") Expense	1,725	628
Corporate Tax Expense	1,844	281
Total Tax Expense	3,569	909

Net Loss	(44,870)	(14,046)

Preferred Stock Dividends	456	456

Net Loss to Common Stockholders	$(45,326)	$(14,502)

Net Loss per Common Share:
Basic and Diluted	$(0.91)	$(0.31)

Weighted Average Number of Common Shares Outstanding:
Basic and Diluted	49,590	47,060

See accompanying notes to condensed consolidated financial statements.

Endeavour International Corporation

Condensed Consolidated Statement of Cash Flows

(Unaudited)

(Amounts in thousands)

	Three Months Ended
	March 31,
	2014	2013
Cash Flows from Operating Activities:
Net loss	$(44,870)	$(14,046)
Adjustments to reconcile net loss to net cash
provided by operating activities:
Depreciation, depletion and amortization	44,968	22,947
Impairment of oil and gas properties	-	3,534
Deferred tax expense	1,969	128
Unrealized gains on derivatives	(2,659)	(1,580)
Amortization of non-cash compensation	971	832
Amortization of loan costs and discount	6,705	3,439
Non-cash interest expense	1,883	2,274
Loss on early extinguishment of financing agreements	6,856	-
Litigation settlement expense	19,034	-
Other	1,847	(4,723)
Changes in operating assets and liabilities:
Decrease in receivables	19,001	15,829
Increase in other current assets	(5,056)	(11,359)
Increase (decrease) in liabilities	(23,100)	30,330
Net Cash Provided by Operating Activities	27,549	47,605

Cash Flows From Investing Activities:
Capital expenditures	(28,845)	(59,074)
Proceeds from sales, net of cash	1,352	-
Increase in restricted cash	(2,457)	-
Net Cash Used in Investing Activities	(29,950)	(59,074)

Cash Flows From Financing Activities:
Repayments of borrowings	(115,163)	-
Borrowings under debt agreements, net of debt discount	140,625	-
Proceeds from issuance of common stock	12,376	-
Proceeds from issuance of monetary production payment	-	43,000
Repayments of monetary production payment	(5,000)	-
Financing costs paid	(9,273)	(9,935)
Other financing	(416)	-
Net Cash Provided by Financing Activities	23,149	33,065

Net Increase in Cash and Cash Equivalents	20,748	21,596
Cash and Cash Equivalents, Beginning of Period	34,742	59,185

Cash and Cash Equivalents, End of Period	$55,490	$80,781

Endeavour International Corporation

Notes to Condensed Consolidated Financial Statements

(Unaudited)

(Amounts in tables in thousands, except per unit data)

Note 1 – General

Description of Business

Endeavour International Corporation is an independent oil and gas company engaged in the exploration, development, production and acquisition of energy reserves in the U.S. and U.K.  Endeavour was incorporated under the laws of the state of Nevada on January 13, 2000.  As used in these Notes to Condensed Consolidated Financial Statements, the terms “Endeavour,” “Company,” “we,” “us,” “our” and similar terms refer to Endeavour International Corporation and, unless the context indicates otherwise, its consolidated subsidiaries.  The accompanying financial statements should be read in conjunction with the audited consolidated financial statements and notes included in our Annual Report on Form 10-K for the year ended December 31, 2013.

2014 Liquidity and Capital Resources

As of March 31, 2014, we had $912.2 million in outstanding indebtedness.  Being highly leveraged, servicing our debt and other long-term obligations will continue to require a significant portion of our cash flow from operations and available cash on hand.  The combination of these debt servicing requirements, capital expenditures and the delay in cash flow resulting from the Rochelle mechanical issues may exceed the cash flow from our current operations.  During 2014, our primary uses of financial resources are expected to be:

•	our capital expenditures, primarily related to our drilling activities in the U.K.;
•	payments for abandonment obligations,
•	payments due under our production payments; and
•	interest payments on outstanding indebtedness and payments in support of our reimbursement agreement covering our abandonment obligations.

Since year-end 2013, we have also completed several transactions to improve our liquidity position and extend the maturities of some of our debt and other obligations.  These recent financing activities are designed in part to provide sufficient liquidity to replace the interruption in production at Rochelle that occurred in the first and second quarter of 2014.  These transactions include:

•	replacing certain credit facilities which would have expired in 2014;
•	replacing reimbursement agreements covering certain of our abandonment liabilities in the U.K. which would have expired in 2014;
•	issuing $12.5 million in common stock and warrants; and
•	issuing $17.5 million in 6.5% convertible debt.

Endeavour International Corporation

Notes to Condensed Consolidated Financial Statements

(Unaudited)

(Amounts in tables in thousands, except per unit data)

Note 2 – Summary of Significant Accounting Policies

Basis of Presentation and Use of Estimates

The accompanying unaudited condensed consolidated financial statements have been prepared on the accrual basis of accounting in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and have been presented on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. In the opinion of management, all normal recurring adjustments considered necessary for a fair presentation have been included in these financial statements.  Certain amounts for prior periods have been reclassified to conform to the current presentation.

These accounting principles require management to use estimates, judgments and assumptions that affect the amounts of assets, liabilities, revenues and expenses reported herein.  While management regularly reviews its estimates, actual results could differ from those estimates.

Management believes that it is reasonably possible that the following material estimates affecting the financial statements could change in the current year:

•	estimates of proved oil and gas reserves;
•	estimates as to the expected future cash flow from proved oil and gas properties;
•	estimates of future dismantlement and restoration costs;
•	estimates of fair values used in purchase accounting; and
•	estimates of the fair value of derivative instruments.

Endeavour International Corporation

Notes to Condensed Consolidated Financial Statements

(Unaudited)

(Amounts in tables in thousands, except per unit data)

Note 3 –  Property and Equipment

Property and equipment included the following at the dates indicated below:

	March 31,	December 31,
	2014	2013
Oil and gas properties under the full cost method:
Subject to amortization	$1,102,962	$1,084,669
Not subject to amortization:
Incurred in 2014	23,041	-
Incurred in 2013	37,936	52,748
Incurred in 2012	134,287	138,641
Incurred prior to 2012	175,551	177,271
	1,473,777	1,453,329
Computers, furniture and fixtures	8,733	8,734
Total property and equipment	1,482,510	1,462,063

Accumulated depreciation, depletion and amortization	(428,735)	(389,912)

Net property and equipment	$1,053,775	$1,072,151

The costs not subject to amortization include:

•	values assigned to unproved reserves acquired;
•	exploration costs such as drilling costs for projects awaiting approved development plans or the determination of whether or not proved reserves can be assigned; and
•	other seismic and geological and geophysical costs.

These costs are transferred to the amortization base when it is determined whether or not proved reserves can be assigned to such properties.  This analysis is dependent upon well performance, results of infield drilling, approval of development plans, drilling results and development of identified projects and periodic assessment of reserves.  We expect acquisition costs and exploration costs excluded from amortization to be transferred to the amortization base over the next three years due to a combination of well performance and results of infield drilling relating to currently producing assets and the drilling and development of identified projects, such as the Rochelle field.  Because of the nature of offshore oil and gas activities, development activities, including sanctioning and regulatory approvals, may take a significant amount of time to implement.  Even though our expectation is that most costs not subject to amortization are to be transferred to the amortization base over the next two years, it is not uncommon for the cycle times to be longer.  We have one U.K. field, Columbus, where costs have been excluded from amortization for greater than five years; however, we continue to work on the development planning for the field.

Endeavour International Corporation

Notes to Condensed Consolidated Financial Statements

(Unaudited)

(Amounts in tables in thousands, except per unit data)

For the three months ended March 31, 2014 and 2013, we capitalized $2.6 million and $6.2 million, respectively, in interest related to exploration and development, primarily related to our U.K. activities.  For the three months ended March 31, 2014 and 2013, we capitalized $3.1 million and $5.1 million, respectively, in certain directly related employee costs.

We did not have an impairment of U.S.  oil and gas properties through the application of the full cost ceiling test at the end of the first quarter of 2014, which utilized prices of $98.43 per barrel for oil and $3.99 per Mcf for gas.  We did not have an impairment of U.K. oil and gas properties through the application of the full cost ceiling test at the end of the first quarter of 2014, which utilized prices of $107.06 per barrel for oil and $10.57 per Mcf for gas.

For the  first quarter of 2013, we recorded a pre-tax impairment of $3.5 million related to our U.S. oil and gas properties through the application of the full cost ceiling test at the end of the quarter.  The prices used to determine the impairment for our U.S. properties were $92.63 per barrel for oil and $2.97 per Mcf for gas. We did not have an impairment of U.K. oil and gas properties through the application of the full cost ceiling test at the end of the first quarter of 2013, which utilized prices of $110.49 per barrel for oil and $9.71 per Mcf for gas.

Note 4 – Deferred Revenue

For certain of our U.K. fields, we sell production on a monthly basis; however, the production remains in the field’s storage tanks.  The inventory associated with these sales remains on our balance sheet and the revenue is deferred until the production is shipped out of our storage tanks.

In 2013, we entered into two separate forward sale agreements with one of our established purchasers for payments of approximately $22.5 million each.  This effectively hedged a portion of production from our U.K. North Sea assets by locking in pricing for in excess of 200,000 barrels of oil, over a six month delivery period.  Payment for these agreements was received in the first and third quarters of 2013.  The first forward sale commitment was fulfilled in June 2013 and the second forward sale commitment was fulfilled at the end of the first quarter of 2014.  The forward sale liabilities were included in deferred revenue until the purchaser took possession of the product.

Endeavour International Corporation

Notes to Condensed Consolidated Financial Statements

(Unaudited)

(Amounts in tables in thousands, except per unit data)

Note 5 – Debt Obligations

At March 31, 2014, we had $912.2 million in outstanding debt.  Our debt consisted of the following at March 31, 2014 and December 31, 2013:

	March 31,	December 31,
	2014	2013

Senior notes, 12% fixed rate, due 2018	$554,000	$554,000
Convertible senior notes, 5.5% fixed rate, due 2016	135,000	135,000
Convertible senior notes, 6.5% fixed rate, due 2017	17,500	-
Term loan facility, variable rate, due 2017	125,000	-
Revolving credit facility, 13% fixed rate, due 2014	-	115,163
Convertible bonds, 11.5% until March 31, 2014 and 7.5% thereafter, due 2016	80,692	78,437
	912,192	882,600
Less: debt discount, net of premium	(18,223)	(11,722)
Less: current maturities	(2,140)	-
Long-term debt	$891,829	$870,878

Senior Notes

In February 2012, we closed the private placement of $350 million aggregate principal amount of 12% first priority notes due 2018 and $150 million aggregate principal amount of 12% second priority notes due 2018.  In October 2012, we completed a private placement of an additional $54 million aggregate principal amount of 12% first priority notes due 2018 (collectively, the “2018 Notes”).

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

6.5% Convertible Senior Notes

On February 28, 2014, we entered into a securities purchase agreement  (the “Securities Purchase Agreement”) relating to the issuance of up to $55 million in common stock, warrants and convertible notes.  We closed on an initial $30 million in late February and early March 2014, comprised of:

Endeavour International Corporation

Notes to Condensed Consolidated Financial Statements

(Unaudited)

(Amounts in tables in thousands, except per unit data)

•	2.9 million shares of our common stock;
•	warrants to purchase 0.7 million shares of our common stock at an exercise price of $5.292 per share, expiring on February 28, 2019; and
•	$17.5 million in aggregate principal amount of our 6.5% convertible senior notes (the “6.5% Convertible Notes).”

The purchasers also have a 90-day option (the “Purchasers’ Option”) to purchase up to $25,000,000 of additional common stock, warrants and convertible debt on the same terms as the initial issuance, subject to certain limitations.

The 6.5% Convertible Notes will mature one day following the earlier of (i) November 30, 2017 and (ii) the date 91 days prior to the maturity date of our outstanding 5.5% Convertible Senior Notes due 2016 and our 11.5% Convertible Bonds due 2016, if such securities have not been converted, cancelled or extinguished prior to such date or extended or refinanced in full prior to such date with a resulting maturity date not earlier than March 1, 2018.  Interest is payable on the 6.5% Convertible Notes quarterly, commencing on June 1, 2014.  The notes are subject to customary events of default.

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

Term Loan Facility

On January 24, 2014, we entered into a $255 million agreement consisting of a  $125 million senior secured first lien term loan facility (“Term Loan Facility”) and a $130 million Combined Procurement Agreement.  The proceeds of the Term Loan Facility were used to repay the outstanding amounts under our Revolving Credit Facility.  The repayment included a prepayment fee and accrued interest of approximately $2.0 million.  Subsequent to the repayment, the Revolving Credit Facility was terminated, all of the associated liens on our collateral obligations were released, and we recorded a loss of $3.5 million on the early extinguishment of financing agreements.

The Term Loan Facility bears quarterly interest of LIBOR plus 7.00% annually (provided LIBOR equals at least 1.25% annually) and will mature on the earlier of (a) November 30, 2017

Endeavour International Corporation

Notes to Condensed Consolidated Financial Statements

(Unaudited)

(Amounts in tables in thousands, except per unit data)

and (b) the date 91 days prior to the maturity of our 5.5% convertible senior notes due 2016 and our 11.5% convertible notes due 2016, provided the notes have not been converted, cancelled, extinguished, extended or refinanced prior to that date with a maturity date prior to March 1, 2018.

Borrowings under the Term Loan Facility are unconditionally guaranteed by us and each of our current and future restricted subsidiaries.  The credit agreement contains covenants and provisions with respect to events of default that are substantially similar to the covenants in the indentures governing our 2018 Notes including, but not limited to, restrictions on our ability to: (i) pay distributions or repurchase or redeem our capital stock or subordinated debt; (ii) make certain investments; (iii) incur additional indebtedness (iv) create or incur certain liens; (v) sell assets; (vi) consolidate, merge or transfer all or substantially all of our assets; (vii) enter into agreements that restrict distributions from our restricted subsidiaries to the Company; (viii) engage in transactions with affiliates; and (ix) create unrestricted subsidiaries.  In addition, the Term Loan Facility contains various financial and technical covenants, including:

•	a minimum interest coverage ratio of 1.50:1.0;
•	a maximum leverage ratio of 5.0:1.0; and
•	a minimum asset coverage ratio of 2.0:1.0.

Revolving Credit Facility

On April 12, 2012, we entered into a Revolving Credit Facility, with Cyan Partners, LP, as administrative agent, under which we ultimately borrowed $115 million.

On January 24, 2014, we repaid the balance outstanding under the Revolving Credit Facility with proceeds from the Term Loan Facility.  Following the repayment, the Revolving Credit Facility was terminated and all of the associated liens on the collateral securing our obligations were released.

11.5% Convertible Bonds

Our 11.5% Convertible Bonds bore interest at a rate of 11.5% per annum until March 31, 2014; and at a rate of 7.5% thereafter.  Interest is compounded quarterly and added to the outstanding principal balance each quarter.  The bonds are convertible into shares of our common stock at an initial conversion price of $16.52 per $1,000 of principal, which represents a conversion rate of approximately 61 shares of our common stock per $1,000 of principal.

Fair Value

The fair value of our outstanding debt obligations was $804.2 million and $868.4 million at March 31, 2014 and December 31, 2013, respectively.  The fair values of long-term debt were

Endeavour International Corporation

Notes to Condensed Consolidated Financial Statements

(Unaudited)

(Amounts in tables in thousands, except per unit data)

determined based upon external market quotes for our 2018 Notes and 5.5% Convertible Senior Notes and discounted cash flows for other debt, which results in a Level 3 fair-value measurement.

Note 6 – Income Taxes

Our U.S. operations are taxed at a statutory rate of 35%.  However, we currently do not record tax benefits due to losses in the U.S. as there is no assurance that we will generate any U.S. taxable earnings, resulting in a full valuation allowance of all deferred tax assets generated.

Our income tax expense relates primarily to our operations in the U.K. which are taxed at a statutory rate of 62% plus an additional Petroleum Revenue Tax on our Alba field.  The current tax expense is related to Petroleum Revenue Tax on our Alba field.

Note 7 – Monetary Production Payment

Our monetary production payment liability, net of repayments, consisted of the following at March 31, 2014 and December 31, 2013:

	March 31,	December 31,
	2014	2013

Monetary production payment	$161,666	$166,667

Less: current portion	(120,833)	(74,167)

Long-term monetary production payment	$40,833	$92,500

During 2013, we entered into various monetary production payment arrangements (collectively, the “Monetary Production Payments”) covering the proceeds of sale from a portion of EEUK’s entitlement to production from its interests in the certain fields located in the U.K. sector of the North Sea.  Pursuant to the Monetary Production Payments, our obligations are repayable only out of production and will cease upon the earlier of the repayment of amounts outstanding or production from the applicable licences permanently ceasing.  We issued the Monetary Production Payments in the following manner:

•	In March through May 2013, a total of $125.0 million, with an effective interest rate of 10.0%, associated with production from our interests in the Alba and Bacchus fields;

Endeavour International Corporation

Notes to Condensed Consolidated Financial Statements

(Unaudited)

(Amounts in tables in thousands, except per unit data)

•	In August 2013, $25 million, with an effective interest rate of 8.75%, associated with production from our interests in the Alba and Bacchus fields; and
•	In December 2013, $25 million, with an effective interest rate of 9.75%, associated with production from our interests in the Rochelle field.

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

Our obligations under the Monetary Production Payments are secured by first priority liens over our interests in the applicable license and related joint operating agreements and sales proceeds accounts.  Our obligations are also secured by second priority liens over certain of our other licenses, joint operating agreements and assets which are pari passu with the liens securing the Term Loan facility and the Combined Procurement Agreement.

Note 8 – Other Long-Term Liabilities

At March 31, 2014 and December 31, 2013, our other liabilities included the following:

	March 31,	December 31,
	2014	2013

Asset retirement obligations	$115,550	$121,534
Long-term derivative liabilities	7,586	9,245
Other	4,653	591

Total Other Liabilities	$127,789	$131,370

Asset Retirement Obligations

Our asset retirement obligations relate to our obligation for the plugging and abandonment of oil and gas properties.  The asset retirement obligations are recorded at fair value and accretion expense, recognized over the life of the property, increases the liability to its expected settlement value.  If the fair value of the estimated asset retirement obligation changes, an adjustment is recorded for both the asset retirement obligation and the asset retirement cost.  The following table provides a rollforward of our asset retirement obligations for the three months ended March 31, 2014 and 2013:

Endeavour International Corporation

Notes to Condensed Consolidated Financial Statements

(Unaudited)

(Amounts in tables in thousands, except per unit data)

	Three Months Ended
	March 31,
	2014	2013
Carrying amount of asset retirement obligations as of beginning of period	$170,429	$176,076
Accretion expense (included in DD&A expense)	6,145	5,521
Impact of foreign currency exchange rate changes	1,370	(10,427)
Payment of asset retirement obligations	(16,548)	(4,886)
Liabilities incurred and assumed	3,268	115
Carrying amount of asset retirement obligations, as of end of period	164,664	166,399
Less: Current portion of asset retirement obligations	(49,114)	(35,368)
Long-term asset retirement obligations	$115,550	$131,031

Note 9 – Equity Transactions

In February 2014, we entered into the Securities Purchase Agreement whereby we issued 2.9 million shares of our common stock and warrants to purchase 0.7 million shares of our common stock.  The warrants have an exercise price of $5.292 per share and expire on February 28, 2019 and are subject to customary anti-dilution provisions.

The purchasers also have a 90-day option to purchase up to $25,000,000 of additional common stock, warrants and convertible debt on the same terms as the initial issuance.  See Note 5:  “Debt Obligations” for discussion of the Securities Purchase Agreement.

Note 10 – Stock-Based Compensation Arrangements

We grant restricted stock and stock options to employees and directors as incentive compensation.  The restricted stock and options generally vest over three years.  Non-cash stock-based compensation is recorded in general and administrative (“G&A”) expenses or capitalized G&A as follows:

Endeavour International Corporation

Notes to Condensed Consolidated Financial Statements

(Unaudited)

(Amounts in tables in thousands, except per unit data)

	Three Months Ended
	March 31,
	2014	2013

G&A Expenses	$971	$832
Capitalized G&A	163	859

Total non-cash stock-based compensation	$1,134	$1,691

At March 31, 2014, total compensation cost related to awards not yet recognized was approximately $10.1 million and is expected to be recognized over a weighted average period of less than three years.

Stock Options

The fair value of each option award is estimated on the date of grant using the Black-Scholes option-pricing model. We did not grant any stock options during 2013 or 2014.  Information relating to outstanding stock options is summarized as follows:

		Weighted	Weighted
	Number of	Average	Average
	Shares	Exercise	Contractual	Aggregate
	Underlying	Price per	Life in	Intrinsic
	Options	Share	Years	Value
Balance outstanding - January 1, 2014	120	$7.55
Forfeited	(1)	6.68

Balance outstanding - March 31, 2014	119	$7.56	4.1	$-
Currently exercisable - March 31, 2014	119	$7.56	4.1	$-

Restricted Stock

Restricted stock awards are valued based on the closing price of our common stock on the measurement date, which is typically the date of grant.  The status of the restricted shares outstanding as of March 31, 2014 is presented below:

Endeavour International Corporation

Notes to Condensed Consolidated Financial Statements

(Unaudited)

(Amounts in tables in thousands, except per unit data)

		Weighted
		Average Grant
		Date Fair
	Number of	Value per
	Shares	Share
Balance outstanding - January 1, 2014	628	$7.44
Granted	548	8.75
Vested	(283)	8.71
Forfeited	(51)	6.04

Balance outstanding - March 31, 2014	842	$5.72

Total grant date fair value of shares vesting during the period	$2,622

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

The status of the performance-based share awards as of March 31, 2014 are presented below:

		Weighted
		Average Grant
		Date Fair
	Number of	Value per
	Shares	Share
Balance outstanding - January 1, 2014	707	$11.01
Granted	516	8.29
Forfeited	(86)	10.36

Balance outstanding - March 31, 2014	1,137	$9.83

Endeavour International Corporation

Notes to Condensed Consolidated Financial Statements

(Unaudited)

(Amounts in tables in thousands, except per unit data)

Note 11 – Loss Per Share

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

The common shares potentially issuable arising from these instruments, which were outstanding during the periods presented in the financial statements consisted of:

	March 31,
	2014	2013

Warrants, options and stock-based compensation	9,055	3,915
Convertible debt	15,933	11,654
Convertible preferred stock	4,229	4,229
	29,217	19,798

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

Financial assets and liabilities are classified based on the lowest level of input that is significant to the fair value measurement.  The following table summarizes the valuation of our financial instruments by pricing levels as of March 31, 2014 and December 31, 2013:

	Quoted Market Prices	Significant Other	Significant
	in Active Markets -	Observable Inputs -	Unobservable Inputs	Total
	Level 1	Level 2	Level - 3	Fair Value
Embedded derivative liabilities:

As of March 31, 2014	$-	$-	$(8,166)	$(8,166)

As of December 31, 2013	$-	$-	$(9,245)	$(9,245)

We use a derivative valuation model to derive the value of our embedded derivatives.  Key inputs into this valuation model are our current stock price, risk-free interest rates, the stock volatility and our implied credit spread. The first two aforementioned inputs are based on observable market data and are considered Level 2 inputs while the last two aforementioned inputs are unobservable and thus require management’s judgment and are considered Level 3 inputs.  A 5% decrease or increase in the stock volatility has an inverse effect to the change in the liability and would result in an approximately $0.3 million decrease or increase, respectively.

The following is a reconciliation of changes in fair value of net derivative assets and liabilities classified as Level 3:

Endeavour International Corporation

Notes to Condensed Consolidated Financial Statements

(Unaudited)

(Amounts in tables in thousands, except per unit data)

	Three Months Ended
	March 31,
	2014	2013
Balance at beginning of period	$(9,245)	$(7,402)
Derivative issuance	(1,580)	-
Realized and unrealized gains included in earnings	2,659	1,580
Balance at end of period	$(8,166)	$(5,822)

Changes in unrealized gains relating to derivatives assets and liabilities
still held at the end of the period	$2,659	$1,580

Note 13 – Derivative Instruments

We had embedded derivatives related to debt and equity instruments at March 31, 2014.

The fair market value of these derivative instruments is included in our balance sheet as follows for the periods indicated:

	March 31,	December 31,
	2014	2013
Derivatives not designated as hedges:
Embedded derivatives related to debt and equity instrument:
Liabilities:
Other liabilities - current	$(580)	$-
Other liabilities - long-term	(7,586)	(9,245)

The effect of the derivatives not designated as hedges on our results of operations was as follows:

	Three Months Ended
	March 31,
	2014	2013
Unrealized gains on embedded derivatives
related to debt and equity instruments	$2,659	$1,580

Note 14 – Supplemental Cash Flow Information

Cash paid (refunded) during the period for interest and income taxes was as follows:

Endeavour International Corporation

Notes to Condensed Consolidated Financial Statements

(Unaudited)

(Amounts in tables in thousands, except per unit data)

	Three Months Ended March 31,
	2014	2013

Interest paid	$47,814	$40,701

Income taxes paid (refunded)	$(14,002)	$2,121

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

Decommissioning Security Agreements

Procurement Agreements

Combined Procurement Agreement

On January 24, 2014, we also entered into a letter of credit procurement agreement (the “Combined Procurement Agreement”) with an unaffiliated third party (Payee), where we agreed to reimburse the Payee for any expense incurred by it in connection with the posting of cash collateral to secure letters of credit issued for our account in the amount of approximately £78 million (approximately $130 million as of January 24, 2014, subsequently reduced to $90 million as discussed below).  The letters of credit secure decommissioning obligations in connection with certain of our U.K. licences.  The Combined Procurement Agreement was entered into to replace the Alba Reimbursement Agreement and the LOC Procurement Agreement.

Due to a change in the U.K. tax treatment for decommissioning, we have amended our Decommissioning Securities Agreement for the Alba field.  The new tax law, which allows companies to treat decommissioning on an after-tax basis (including PRT), enabled us to reduce

Endeavour International Corporation

Notes to Condensed Consolidated Financial Statements

(Unaudited)

(Amounts in tables in thousands, except per unit data)

our current letter of credit amount on the Alba field from $120 million to approximately $55 million, resulting in an aggregate $90 million in outstanding letters of credit securing decommissioning obligations under the Combined Procurement Agreement.

Under the Combined Procurement Agreement, we agreed to pay a quarterly fee computed at a rate of LIBOR plus 7.00% per year (provided that LIBOR shall equal at least 1.25% per year) on the aggregate balance of posted cash collateral.

The Combined Procurement Agreement matures on the earlier of (a) November 30, 2017 and (b) the date 91 days prior to the maturity of the Company’s 5.5% convertible senior notes due 2016 and 11.5% convertible notes due 2016, if such notes have not been converted, cancelled, extinguished, extended or refinanced in full prior to such date, with a resulting maturity date not earlier than March 1, 2018.  The Combined Procurement Agreement contains customary representations, warranties, covenants and provisions with respect to events of default that are substantially similar to the covenants in the Term Loan Facility.  Our obligations under the Combined Procurement Agreement are unconditionally guaranteed by us and each of our current and future restricted subsidiaries and secured by substantially all of our assets and the assets of our current and future restricted subsidiaries.

As of March 31, 2014, we do not expect to begin decommissioning activities for the Alba field for many years.  The timing of decommissioning activities will be determined by the ultimate performance and life of the reservoir, which is not expected to occur until 2029 or later.

LOC Procurement Agreement

On January 9, 2013, we entered into a LOC Procurement agreement (the “LOC Procurement Agreement”) with an unaffiliated third party entity, which matures on July 9, 2014.  The LOC Procurement Agreement was entered into in connection with the unaffiliated third party’s entry into a credit support arrangement with a providing bank. Pursuant to this credit support arrangement, the third party pledged cash, contributed by one of our shareholders, to secure letters of credit in the amount of $33.0 million for the support of decommissioning obligations in connection with certain of our U.K. license agreements.

Concurrent with our entry into the Combined Procurement Agreement on January 24, 2014, the LOC Procurement Agreement was terminated, and we paid all outstanding and accrued fees totaling approximately $0.2 million.

Alba Reimbursement Agreement

During the second quarter of 2012, we entered into a reimbursement agreement covering approximately $120 million related to our decommissioning obligations for the Alba field (the “Alba Reimbursement Agreement”).  We paid a fee of 13% per year, payable quarterly,

Endeavour International Corporation

Notes to Condensed Consolidated Financial Statements

(Unaudited)

(Amounts in tables in thousands, except per unit data)

computed based on the outstanding amount of each letter of credit.  In addition, our obligations under the reimbursement agreement are secured on a pari passu basis with our obligations under the Revolving Credit Facility by a first lien on substantially all of our assets.

With the execution of the Combined Procurement Agreement, on January 24, 2014, we terminated the Alba Reimbursement Agreement and paid all outstanding and accrued fees totaling approximately $122 million.

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

On April 16, 2014, we reached an agreement with SM Energy to settle and dismiss the litigation.  In accordance with the settlement agreement, we will:

•	forfeit our $6 million deposit;
•	pay SM Energy $5 million;
•	pay an additional $4.5 million in three graduated payments, beginning in twelve months; and
•	issue warrants to purchase 2.1 million shares of our common stock.

We recorded $19 million in total settlement expense in connection with the settlement, including a $6 million deposit that was paid to SM Energy prior to the execution of the agreements in 2011.

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

Condensed consolidating financial statements for our guarantor subsidiaries and non-guarantor subsidiaries are presented in the following tables:

Endeavour International Corporation

Notes to Condensed Consolidated Financial Statements

(Unaudited)

(Amounts in tables in thousands, except per unit data)

As of March 31, 2014
Endeavour International Corporation		Combined Guarantor Subsidiaries	Combined Non-Guarantor Subsidiaries	Eliminations	Consolidated
Cash and cash equivalents	$-	$28,753	$26,737	$-	$55,490
Accounts receivable	-	2,273	45,944	-	48,217
Current receivables due from affiliates	850,227	6,704	49,036	(905,967)	-
Prepaid expenses and other	-	813	82,083	-	82,896
Current Assets	850,227	38,543	203,800	(905,967)	186,603

Property, plant and equipment, net	-	88,421	965,354	-	1,053,775
Goodwill	-	-	259,238	-	259,238
Long-term receivables due from affiliates	-	500,000	-	(500,000)	-
Investments in subsidiaries	57,662	219,058	-	(276,720)	-
Other assets	19,619	56	13,322	-	32,997
Total Assets	$927,508	$846,078	$1,441,714	$(1,682,687)	$1,532,613

Accounts payable	$-	$10,094	$46,105	$-	$56,199
Current maturities of debt	-	-	2,140	-	2,140
Deferred revenue	-	-	2,152	-	2,152
Monetary production payment, current portion	-	-	120,833	-	120,833
Current liabilities due to affiliates	648	899,237	6,082	(905,967)	-
Accrued expenses and other	10,655	6,345	62,219	-	79,219
Current Liabilities	11,303	915,676	239,531	(905,967)	260,543

Long-term debt	691,483	-	200,346	-	891,829
Long-term liabilities due to affiliates	-	-	500,000	(500,000)	-
Deferred taxes	-	-	173,847	-	173,847
Monetary production payment, long-term portion	-	-	40,833	-	40,833
Other liabilities	4,065	5,077	118,647	-	127,789
Total Liabilities	706,851	920,753	1,273,204	(1,405,967)	1,494,841

Series C convertible preferred stock	43,703	-	-	-	43,703
Stockholders' equity	176,954	(74,675)	168,510	(276,720)	(5,931)
Total Liabilities and Equity	$927,508	$846,078	$1,441,714	$(1,682,687)	$1,532,613

Endeavour International Corporation

Notes to Condensed Consolidated Financial Statements

(Unaudited)

(Amounts in tables in thousands, except per unit data)

As of December 31, 2013
	Endeavour International Corporation	Combined Guarantor Subsidiaries	Combined Non-Guarantor Subsidiaries	Eliminations	Consolidated
Cash and cash equivalents	$-	$2,417	$32,325	$-	$34,742
Accounts receivable	-	1,832	63,339	-	65,171
Current receivables due from affiliates	853,900	20,783	45,982	(920,665)	-
Prepaid expenses and other	-	594	59,724	-	60,318
Current Assets	853,900	25,626	201,370	(920,665)	160,231

Property, plant and equipment, net	-	87,313	984,838	-	1,072,151
Goodwill	-	-	259,238	-	259,238
Long-term receivables due from affiliates	-	500,000	8	(500,008)	-
Investments in subsidiaries	57,662	219,066	-	(276,728)	-
Other assets	20,518	6,056	6,648	-	33,222
Total Assets	$932,080	$838,061	$1,452,102	$(1,697,401)	$1,524,842

Accounts payable	$-	$1,214	$36,819	$-	$38,033
Current maturities of debt	-	-	-	-	-
Deferred revenue	-	-	20,965	-	20,965
Monetary production payment deposit	-	-	74,167	-	74,167
Current liabilities due to affiliates	648	899,853	20,172	(920,673)	-
Accrued expenses and other	27,474	3,353	57,798	-	88,625
Current Liabilities	28,122	904,420	209,921	(920,673)	221,790

Long-term debt	678,850	-	192,028	-	870,878
Long-term liabilities due to affiliates	-	-	500,000	(500,000)	-
Deferred taxes	-	-	146,213	-	146,213
Monetary production payment, long-term portion	-	-	92,500	-	92,500
Other liabilities	3,535	601	127,234	-	131,370
Total Liabilities	710,507	905,021	1,267,896	(1,420,673)	1,462,751

Series C convertible preferred stock	43,703	-	-	-	43,703
Stockholders' equity	177,870	(66,960)	184,206	(276,728)	18,388
Total Liabilities and Equity	$932,080	$838,061	$1,452,102	$(1,697,401)	$1,524,842

Endeavour International Corporation

Notes to Condensed Consolidated Financial Statements

(Unaudited)

(Amounts in tables in thousands, except per unit data)

For the Three Months Ended March 31, 2014
	Endeavour International Corporation		Combined Guarantor Subsidiaries		Combined Non-Guarantor Subsidiaries		Eliminations		Consolidated
Revenue		$-		$1,947		$92,216		$-		$94,163
Operating expenses		-		1,181		25,989		-		27,170
DD&A expense		-		721		44,247		-		44,968
Impairment of oil and gas properties		-		-		-		-		-
General and administrative		995		3,709		145		-		4,849
Income (loss) from Operations		(995)		(3,664)		21,835		-		17,176

Other Income (Expense):
Unrealized gains on derivatives		469		-		2,190		-		2,659
Interest expense		(20,620)		578		(26,435)		15,000		(31,477)
Letter of credit fees		-		-		(3,789)		-		(3,789)
Loss on early extinguishment of debt		-		-		(3,543)		-		(3,543)
Litigation settlement expense		-		(19,034)		-		-		(19,034)
Unrealized foreign currency gains (losses)		-		-		(1,273)		-		(1,273)
Other income (expense)		(322)		14,406		(1,104)		(15,000)		(2,020)
Loss Before Income Taxes		(21,468)		(7,714)		(12,119)		-		(41,301)
Petroleum Revenue Tax ("PRT") Expense		-		-		1,725		-		1,725
Corporate Tax Expense		-		-		1,844		-		1,844
Total tax expense		-		-		3,569		-		3,569
Net loss		(21,468)		(7,714)		(15,688)		-		(44,870)
Preferred stock dividends		456		-		-		-		456
Net loss to common shareholders		$(21,924)		$(7,714)		$(15,688)		$-		$(45,326)

Endeavour International Corporation

Notes to Condensed Consolidated Financial Statements

(Unaudited)

(Amounts in tables in thousands, except per unit data)

For the Three Months Ended March 31, 2013
	Endeavour International Corporation		Combined Guarantor Subsidiaries		Combined Non-Guarantor Subsidiaries		Eliminations		Consolidated
Revenue		$-		$2,536		$55,136		$-		$57,672
Operating expenses		-		3,615		13,875		-		17,490
DD&A expense		-		1,139		21,808		-		22,947
Impairment of oil and gas properties		-		3,534		-		-		3,534
General and administrative		732		2,611		2,139		-		5,482
Income (loss) from Operations		(732)		(8,363)		17,314		-		8,219

Other Income (Expense):
Unrealized gains (losses) on derivatives		(700)		-		2,280		-		1,580
Interest expense		(20,160)		603		(16,881)		15,000		(21,438)
Letter of credit fees		-		-		(11,380)		-		(11,380)
Loss on early extinguishment of debt		-		-		-		-		-
Litigation settlement expense		-		-		-		-		-
Unrealized foreign currency gains (losses)		-		(1)	-	9,761	-	-	-	9,760
Other income (expense)		1		14,478		643		(15,000)		122
Income (Loss) Before Income Taxes		(21,591)		6,717		1,737		-		(13,137)
Petroleum Revenue Tax ("PRT") Expense		-		-		628		-		628
Corporate Tax Expense		-		-		281		-		281
Total tax expense		-		-		909		-		909
Net income (loss)		(21,591)		6,717		828		-		(14,046)
Preferred stock dividends		456		-		-		-		456
Net income (loss) to common shareholders		$(22,047)		$6,717		$828		$-		$(14,502)

Endeavour International Corporation

Notes to Condensed Consolidated Financial Statements

(Unaudited)

(Amounts in tables in thousands, except per unit data)

For the Three Months Ended March 31, 2014
	Endeavour International Corporation	Combined Guarantor Subsidiaries	Combined Non-Guarantor Subsidiaries	Eliminations	Consolidated
Cash Flows from Operating Activities:
Net loss	$(21,468)	$(7,714)	$(15,688)	$-	$(44,870)
Adjustments to reconcile net loss to
net cash provided by (used in) operations
Depreciation, depletion and amortization	-	721	44,247	-	44,968
Deferred tax expense (benefit)	-	-	1,969	-	1,969
Unrealized (gains) losses on derivatives	(469)	-	(2,190)	-	(2,659)
Amortization of non-cash compensation	162	-	-	809	971
Amortization of loan costs and discount	2,049	-	4,656	-	6,705
Non-cash interest expense	-	-	1,883	-	1,883
Loss on early extinguishment of debt	-	-	6,856	-	6,856
Litigation settlement expense		19,034	-	-	19,034
Other	-	(4)	1,851	-	1,847
Changes in operating assets and liabilities:
(Increase) decrease in receivables	-	(852)	19,853	-	19,001
(Increase) decrease in other current assets	-	(238)	(4,818)	-	(5,056)
Increase (decrease) in liabilities	(17,438)	20,381	(23,658)	(2,385)	(23,100)
Net Cash Provided by (Used in)
Operating Activities	(37,164)	31,328	34,961	(1,576)	27,549

Cash Flows From Investing Activities:
Capital expenditures	-	(15,328)	(15,093)	1,576	(28,845)
Proceeds from sales, net of cash	-	1,352	-	-	1,352
Increase in restricted cash	-	-	(2,457)	-	(2,457)
Net Cash Used in Investing Activities	-	(13,976)	(17,550)	1,576	(29,950)

Cash Flows From Financing Activities:
Repayments of borrowings	-	-	(115,163)	-	(115,163)
Borrowings under debt agreements, net
of debt discount	17,500	-	123,125	-	140,625
Proceeds from issuance of common stock	12,376	-	-	-	12,376
Repayments of MPP	-	-	(5,000)		(5,000)
Financing costs paid	(456)	-	(8,817)	-	(9,273)
Intercompany cash management	8,160	8,984	(17,144)	-	-
Other financing	(416)	-	-	-	(416)
Net Cash Provided by (Used in)
Financing Activities	37,164	8,984	(22,999)	-	23,149

Net Change in Cash and Cash Equivalents	-	26,336	(5,588)	-	20,748
Cash and Cash Equivalents, Beginning
of Period	-	2,417	32,325	-	34,742
Cash and Cash Equivalents, End of Period	$-	$28,753	$26,737	$-	$55,490

Endeavour International Corporation

Notes to Condensed Consolidated Financial Statements

(Unaudited)

(Amounts in tables in thousands, except per unit data)

For the Three Months Ended March 31, 2013
	Endeavour International Corporation	Combined Guarantor Subsidiaries	Combined Non-Guarantor Subsidiaries	Eliminations		Consolidated
Cash Flows from Operating Activities:
Net loss	$(21,591)	$6,717	$828	$		$(14,046)
Adjustments to reconcile net loss to
net cash provided by (used in) operations
Depreciation, depletion and amortization	-	1,139	21,808		-	22,947
Impairment of oil and gas properties	-	3,534	-		-	3,534
Deferred tax expense (benefit)	-	-	128		-	128
Unrealized (gains) losses on derivatives	700	-	(2,280)		-	(1,580)
Amortization of non-cash compensation	163	-	-		669	832
Amortization of loan costs and discount	1,951	-	1,488		-	3,439
Non-cash interest expense	-	-	2,274		-	2,274
Other	43	(4)	(4,762)		-	(4,723)
Changes in operating assets and liabilities:
(Increase) decrease in receivables	-	275	15,554		-	15,829
(Increase) decrease in other current assets	3,643	(15,057)	55		-	(11,359)
Increase (decrease) in liabilities	(17,112)	52	48,059		(669)	30,330
Net Cash Provided by (Used in)
Operating Activities	(32,203)	(3,344)	83,152		-	47,605

Cash Flows From Investing Activities:
Capital expenditures	-	(2,532)	(56,542)		-	(59,074)
Net Cash Used in Investing Activities	-	(2,532)	(56,542)		-	(59,074)

Cash Flows From Financing Activities:
Proceeds from issuance of MPP	-	-	43,000		-	43,000
Intercompany cash management	32,794	(19,399)	(13,395)		-	-
Financing costs paid	(591)	-	(9,344)		-	(9,935)
Net Cash Provided by (Used in)
Financing Activities	32,203	(19,399)	20,261		-	33,065

Net Change in Cash and Cash Equivalents	-	(25,275)	46,871		-	21,596
Cash and Cash Equivalents, Beginning
of Period	-	27,800	31,385		-	59,185
Cash and Cash Equivalents, End of Period	$-	$2,525	$78,256		$-	$80,781

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

Overview

We are an independent oil and gas company engaged in the production, exploration, development and acquisition of crude oil and natural gas in the U.K. North Sea and U.S. onshore.  Our U.K. operations have been focused on development projects and acquisition, while capital spending by our U.S. operations is primarily related to strategic positioning and proof-of-concept in the Marcellus and Niobrara play areas as we monitor U.S. gas prices.

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

During 2013, we completed several transactions to improve our liquidity, extend the maturities of some of our debt and reimbursement agreements and effectively hedged a portion of production from our U.K. North Sea assets by locking in pricing.  These transactions include:

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

•	entered into monetary production payments for $175 million; and
•	entered into a purchase and sale agreement for the joint exploration, development, and operation of certain oil and gas properties in Pennsylvania.

These transactions are discussed in the Notes to our condensed consolidated financial statements.

Endeavour International Corporation

2014 Liquidity and Capital Resources

During 2014, our primary focus for our financial resources is expected to be:

•	our drilling activities, principally at our Alba, Bacchus and Rochelle fields in the U.K.;
•

refinancing of existing credit facilities and reimbursement/procurement agreements with lower cost facilities while continuing to cover our abandonment obligations, which was accomplished in the first quarter of 2014; and

•	continued pursuit of a non-speculative hedging policy to minimize exposure to commodity price risk and reduce cash volatility.

As of March 31, 2014, we had $856.7 million in outstanding indebtedness, net of $55.5 million in cash.  Being highly leveraged, servicing our debt and other long-term obligations will continue to require a significant portion of our cash flow from operations and available cash on hand.  We are primarily dependent upon our three significant fields in the U.K. – Alba, Bacchus and Rochelle – for our cash flows from operations.  If we incur delays in production, such as those resulting from the mechanical issues experienced at the Rochelle field and the subsequent unplanned shutdown at the Scott platform discussed in “Liquidity and Capital Resources,” it will negatively impact our cash flows, results of operations and financial condition.

Since year-end 2013, our liquidity has been an area of concern.   Although we have met our debt service obligations and we have completed several transactions to improve our liquidity position, including extending the maturities of some of our debt and other obligations.  These recent financing activities are designed offset the loss of cash flows due to the interruption in production at Rochelle during the first and second quarters of 2014.  These transactions include:

•

replaced our Revolving Credit Facility and letter of credit reimbursement agreements covering certain of our abandonment liabilities in the U.K. which would have expired in 2014 with new facilities with later expiration dates;

•	issued $12.5 million in common stock and warrants;
•	issued $17.5 million in 6.5% Convertible Notes; and
•	reduced our letter of credit relating to the abandonment obligations at the Alba field from $120 million to $55 million due to changes in the tax treatment thereof.

Although these transactions have contributed to our liquidity, liquidity will remain an area of focus for us during the remainder of 2014.  If we are unable to meet any short-term liquidity needs out of cash on hand, we would attempt to refinance debt, sell assets, issue equity, delay discretionary capital expenditures, decline to participate in non-operated drilling or pursue other alternatives.  No assurance can be given however that we could successfully consummate any of these alternatives.

Endeavour International Corporation

Results of Operations

Our revenues and cash flows from operating activities are very sensitive to changes in the prices we receive for the oil and natural gas we produce.  Our production is sold at prevailing market prices, which may be volatile and subject to numerous factors which are outside of our control.  Further, the current tightly balanced supply and demand market means a small variation in supply or demand can significantly impact the market prices for these commodities. Our realized price per BOE, before derivatives, increased from $89.17 per BOE in 2013 to $93.97 per BOE in 2014.  Our revenues increased from $57.7 million for the quarter ended March 31, 2013 to $94.2 million for 2014 primarily as a result of increased sales from our Alba field and first liquids sales at the Rochelle field.

Net loss to common stockholders for the three months ended months ended March 31, 2014 was $45.3 million, or $0.91 per share, compared to $14.5 million, or $0.31 per share, for the same period in 2013.  The change in the net loss to common stockholders for these periods was primarily due to higher gains on unrealized foreign currency exchange in 2013, increased operating expenses and depreciation, depletion and amortization (“DD&A”) related to the increased volumes at Alba and Rochelle and the litigation settlement expense in 2014, partially offset by increased revenues related to our Alba and Rochelle fields, lower impairments of oil and gas properties and decreased expenses related to reimbursement agreements covering certain of our abandonment liabilities.

In addition to our operations, our net income can be significantly affected by various non-cash items, such as unrealized gains and losses on our commodity derivatives, impairment of oil and gas properties, and currency impact of long-term liabilities and deferred taxes.  Excluding these non-cash items, Net Loss as Adjusted for the first quarter 2014 was $27.3 million as compared to Net Loss as Adjusted of $12.1 million for the same period in 2013.  The increase in Net Loss as Adjusted is primarily due to losses incurred on the early extinguishment of financing arrangements, and an increase in litigation settlement expense partially offset by increased revenue and reduced expense related to our reimbursement agreements covering certain of our abandonment liabilities.

Adjusted EBITDA increased to $58.8 for the three months ended March 31, 2014 from $44.6 million for the same period in 2013.  The increase in Adjusted EBITDA was due to increased revenues related to the Alba field, initial production from the Rochelle field and decreased expenses related to reimbursement agreements covering certain of our abandonment liabilities partially offset by increased operating expenses.

Our cash flows provided by operating activities decreased to $27.5 million for the three months ended months ended March 31, 2014 as compared to cash flows provided by operating activities of $47.6 million for the same period in 2013.  The change was primarily due to increased payments for abandonment obligations and the timing of receipts related to increased revenues partially offset by increased operating expenses and interest expense.

For definitions of Net Loss as Adjusted and Adjusted EBITDA, and a reconciliation of each to the nearest comparable GAAP measure, please see “Reconciliation of Non-GAAP Measures.”

Endeavour International Corporation

Revenue and Sales Volume

Our physical daily production was 9,440 BOE and 9,385 BOE for the first quarter of 2014 and 2013, respectively.  For the first quarter of 2014 and 2013, we had sales volume of 11,134 BOE per day and 7,186 BOE per day, respectively.  Our revenues increased from $57.7 million during the three months ended March 31, 2013 to $94.2 million in the same period in 2014.  The increase in sales volumes and revenue is a result of higher liftings at Alba and the initial lifting at Rochelle.

We record oil revenues when deliveries have occurred and legal ownership of the oil transfers to the customer.  While certain of our U.K. oil fields produce into pipelines and thereby allow us to record revenue each month, the remaining fields, including the Alba field, are dependent upon tanker liftings to deliver oil production to the buyers.  For certain of our U.K. fields, including the Alba field, we sell production on a monthly basis, although the production remains in the field’s storage tanks until the tanker lifting.  The inventory associated with these sales remains on our balance sheet and the revenue is deferred until the production is delivered out of our storage tanks.  While the timing of tanker liftings affect when we record revenue from Alba, physical production and cash receipts are unaffected.

We may utilize financial commodity derivatives, negotiated pricing in our marketing contracts and forward sales to achieve a more predictable cash flow by reducing our exposure to price fluctuations.  At March 31, 2014, we had the following floors and ceilings embedded within our marketing contracts and forward sales:

	Second	Third	Fourth
	Quarter	Quarter	Quarter
Oil:	2014	2014	2014
Volumes (Mbbl)	360	368	368
Weighted Average Ceiling Price ($/Barrel)	$109.75	$109.00	$107.50
Weighted Average Floor Price ($/Barrel)	102.50	102.50	102.50

In addition, we are negotiating another forward sale for similar terms to our previous forward sales during the second quarter of 2014.

Endeavour International Corporation

The following table shows our average sales volumes and realized sales prices for our operations for the periods presented.

	Three Months Ended
	March 31,
	2014	2013
Sales volume: (1)
Oil and condensate sales (Mbbls):
United Kingdom	833	508
United States	-	-
Total	833	508

Gas sales (MMcf):
United Kingdom	586	11
United States	431	821
Total	1,017	832

Oil equivalent sales (MBOE):
United Kingdom	930	510
United States	72	137
Total	1,002	647

Total BOE per day	11,134	7,186

Physical production volume (BOE per day): (1)
United Kingdom	8,604	7,862
United States	836	1,523
Total	9,440	9,385

Realized Price, before and after derivatives :
United Kingdom:
Oil and condensate price ($ per Bbl)	$103.54	$108.40
Gas price ($ per Mcf)	$10.25	$7.89
Equivalent oil price ($ per BOE)	$99.12	$108.17

United States:
Oil and condensate price ($ per Bbl)	$140.50	$96.77
Gas price ($ per Mcf)	$4.52	$3.07
Equivalent oil price ($ per BOE)	$27.14	$18.50

Total:
Oil and condensate price ($ per Bbl)	$103.54	$108.40
Gas price ($ per Mcf)	$7.82	$3.13
Equivalent oil price ($ per BOE)	$93.97	$89.17
(1)

We record oil revenues when production is transported by pipeline or production is shipped out of our storage tanks and legal ownership has passed to the purchaser.  We use the entitlements method to account for sales of gas production.  Physical production may

Endeavour International Corporation

differ from sales volumes based on the timing of tanker liftings for our international sales.

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

Expenses

For the first quarter of 2014, operating expenses increased to $27.2 million as compared to $17.5 million for the same period in 2013.  This increase was primarily the result of operating expenses associated with initial production at Rochelle and higher lifting volumes at Alba.  Even with the increase in operating expenses, operating costs per BOE increased only slightly from $27.04 per BOE for the first quarter of 2013 to $27.11 per BOE for the same period in 2014.

DD&A expense increased to $45.0 million from $22.9 million for the first quarter of 2014 and 2013, respectively, primarily due to increased sales volumes and accretion expense during the first quarter and an increase in the DD&A rate per BOE due to increased depletable costs.

For the first quarter of 2014, the prices used in the full cost ceiling test for our U.S. properties were $98.43 per barrel for oil and $3.99 per Mcf for gas, resulting in no impairment related to our U.S. properties for the period.  For the first quarter of 2013, we recorded a pre-tax impairment of $3.5 million related to our U.S. oil and gas properties through the application of the full cost ceiling test at the end of the quarter.  The impairment was primarily due to the decline in U.S. gas prices.  The prices used to determine the impairment for our U.S. properties for the first quarter of 2013 were $92.63 per barrel for oil and $2.97 per Mcf for gas.

For the first quarter of 2014, the prices used in the full cost ceiling test for our U.K. properties were $107.06 per barrel for oil and $10.57 per Mcf for gas.  We have not recorded any impairment related to our U.K. properties.

The risk that we will be required to record additional impairments of our oil and gas properties, through the application of the full cost ceiling test in subsequent periods, increases when oil and gas prices are low or volatile.  If U.S. gas prices continue to face the adverse effects of high gas

Endeavour International Corporation

supply or other factors, we may experience further ceiling test write-downs or other impairments in the future.

General and administrative (“G&A”) expenses decreased to $4.8 million for the first quarter of 2014 as compared to $5.5 million for the corresponding period in 2013 as a result of a decrease in employee compensation expense resulting from the organizational changes and closure of our London offices that occurred in late 2013.  Components of G&A expenses for these periods are as follows:

(Amounts in thousands)	Three Months Ended
	March 31,
	2014	2013
Compensation	$3,912	$6,391
Consulting, legal and accounting fees	2,414	2,569
Amounts recovered from joint interest partners	16	(1,087)
Other expenses	482	974
Total gross cash G&A expenses	6,824	8,847

Non-cash stock-based compensation	1,134	1,690
Gross G&A expenses	7,958	10,537
Less: capitalized G&A expenses	(3,109)	(5,055)
Net G&A expenses	$4,849	$5,482

As discussed in “Liquidity and Capital Resources,” we completed several financing transactions during the first quarter that have had a significant impact on our interest expense.  Interest expense increased to $31.5 million for the first quarter of 2014 as compared to $21.4 million for the corresponding period in 2013, primarily due to additional interest resulting from the issuance of the Monetary Production Payment in mid-2013 and lower capitalized interest in 2014 as our significant development projects have been completed, partially offset by the lower interest rate from the Term Loan Facility versus the Revolving Credit Facility.  We capitalize a portion of interest as a result of our drilling activity.  As the development work at Bacchus and Rochelle has been completed, the amount of interest we capitalize related to these projects has decreased.  The components of interest expense are as follows:

(Amounts in thousands)	Three Months Ended
	March 31,
	2014	2013

Interest expense on debt outstanding	$27,331	$24,172
Amortization of loan costs and discount	6,705	3,439
Gross interest expense	34,036	27,611

Less: capitalized interest	(2,559)	(6,173)

Net interest expense	$31,477	$21,438

Endeavour International Corporation

For the three months ended March 31, 2014 and 2013, we had non-cash interest expense, including amortization of loan costs and discount, of $8.6 million and $5.7 million, respectively.

Letter of credit fees were $3.8 million and $11.4 million for the first quarter of 2014 and 2013, respectively.  The letter of credit fees are expenses related to our reimbursement agreements covering certain of our abandonment liabilities.  The decrease in the letter of credit fees was primarily due to the lower rates and financing costs of our Combined Procurement Agreement versus the previous agreements.

As part of the repayment of the Revolving Credit Facility, we paid an early termination fee of approximately $2.5 million and wrote off the remaining deferred financing costs of $2.1 million.

The unrealized gains (losses) on foreign currency exchange are primarily attributable to the effects of foreign currency fluctuations on our abandonment liabilities which are predominantly denominated in pounds sterling.

We recorded $19.0 million in total settlement expense in connection with the settlement, including a $6 million deposit that was paid to SM Energy prior to the execution of the agreements in 2011.  See Note 15 for additional discussion.

Other income (expense) decreased to $(2.0) million during the three months ended March 31, 2014 as compared to $0.1 million for the corresponding period in 2013.  The changes in other income (expense) are primarily attributable to transaction costs related to our litigation with SM Energy.

Income Taxes

The following summarizes the components of tax expense (benefit):

Endeavour International Corporation

(amounts in thousands)	U.K.	U.S.	Other	Total
Three Months Ended March 31, 2014:
Net loss before taxes	$(12,112)	$(29,183)	$(6)	$(41,301)

PRT tax current expense	4,799	-	-	4,799
PRT tax deferred benefit	(3,074)	-	-	(3,074)
PRT tax expense	1,725	-	-	1,725

Corporate current expense	(126)	-	-	(126)
Corporate deferred benefit	1,970	-	-	1,970
Corporate tax expense (benefit)	1,844	-	-	1,844

Total tax expense	3,569	-	-	3,569
Net loss	$(15,681)	$(29,183)	$(6)	$(44,870)

Three Months Ended March 31, 2013:
Net income (loss) before taxes	$1,341	$(14,874)	$396	$(13,137)

PRT tax current expense	781	-	-	781
PRT tax deferred benefit	(153)	-	-	(153)
PRT tax expense	628	-	-	628

Corporate current expense	-	-	-	-
Corporate deferred benefit	281	-	-	281
Corporate tax expense (benefit)	281	-	-	281

Total tax expense	909	-	-	909
Net income (loss)	$432	$(14,874)	$396	$(14,046)

(1)	The current tax expense (benefit) in both 2014 and 2013 is related to Petroleum Revenue Tax on our Alba field in the U.K.

The change in income tax expense (benefit) from $0.9 million to $3.6 million for the three months ended months ended March 31,  2013 and 2014, respectively, was primarily the result of increased income in the U.K. due to the initial production from Rochelle and greater liftings and revenues at Alba.

In the first quarter of 2014 and 2013, we did not record any income tax benefits in the U.S., as there was no assurance that we could generate any U.S. taxable earnings, resulting in a full valuation allowance against the deferred tax assets generated.

Reconciliation of Non-GAAP Measures

Net income can be significantly affected by various non-cash items, such as unrealized gains and losses on our commodity derivatives, currency impact of long-term liabilities and deferred taxes.  Given the significant impact that non-cash items may have on our net income, we use various

Endeavour International Corporation

measures in addition to net income and net cash provided by operating activities, including non-financial performance indicators and non-GAAP measures, such as net income (loss) as adjusted and Adjusted EBITDA, as key metrics to manage our business.  These metrics demonstrate our ability to maintain or grow production levels and reserves, internally fund capital expenditures and service debt as well as provide comparisons to other oil and gas exploration and production companies.  We define “net income (loss), as adjusted” as net income (loss), without the effect of impairments, derivative transactions and currency impacts of deferred taxes.  We define “Adjusted EBITDA” as net income (loss) before interest, taxes, depreciation, depletion and amortization adjusted for the early termination of commodity derivatives and income (loss) from discontinued operations.  These measures are internal, supplemental measures of our performance that are not required by, or presented in accordance with GAAP.  The calculations of these non-GAAP measures and the reconciliation of net income (loss) to these non-GAAP measures are provided below.

We view these non-GAAP measures, and we believe that others in the oil and gas industry, securities analysts, investors, and other interested parties view these, or similar, non-GAAP measures, as commonly used analytic indicators to compare performance among companies in our industry and in the evaluation of issuers.

Because net income (loss) as adjusted and Adjusted EBITDA are not measures determined in accordance with GAAP and thus are susceptible to varying calculations, they may not be comparable to similarly titled measures of other companies.  Net income (loss) as adjusted and Adjusted EBITDA have limitations as analytical tools, and you should not consider these measures in isolation, or as a substitute for analysis of our financial statement data presented in the condensed consolidated financial statements as reported under GAAP.

Endeavour International Corporation

Provided below are reconciliations of net loss to Net Loss as Adjusted and Adjusted EBITDA:

(Amounts in thousands)	Three Months Ended
	March 31,
	2014	2013
Net loss	$(44,870)	$(14,046)
Impairment of oil and gas properties (net of tax) (1)	-	3,534
Unrealized gains on derivatives (net of tax) (2)	(2,659)	(1,580)
Loss on early extinguishment of financing agreements (net of tax) (3)	1,220	-
Litigation settlement expense (net of tax) (1)	19,034	-

Net Loss as Adjusted	$(27,275)	$(12,092)

Net loss	$(44,870)	$(14,046)
Unrealized gains on derivatives	(2,659)	(1,580)
Net interest expense	31,466	21,422
Letter of credit fees	3,789	11,380
Depreciation, depletion and amortization	44,968	22,947
Impairment of oil and gas properties	-	3,534
Loss on early extinguishment of financing agreements	3,543	-
Litigation settlement expense	19,034	-
Income tax expense	3,569	909

Adjusted EBITDA	$58,840	$44,566

(1)	We recognized no tax benefits as there was no assurance that we could generate any U.S. taxable earnings.
(2)	Since the unrealized gains on derivatives were related to liabilities other than the U.K., we recognized no tax benefits as there was no assurance that we could generate any taxable earnings.
(3)	Net of tax expense of $2,323 and none, respectively.

Liquidity and Capital Resources

The following table summarizes our net cash flows from operating, investing and financing activities for the periods indicated.  For additional details regarding the components of our primary cash flow amounts, see the Condensed Consolidated Statements of Cash Flows under Item 1 of this report.

Endeavour International Corporation

(amounts in thousands)	Three Months Ended March 31,
	2014	2013

Net cash provided by operating activities	$27,549	$47,605
Net cash used in investing activities	$(29,950)	$(59,074)
Net cash provided by financing activities	$23,149	$33,065

The net cash flows used in operating activities are primarily impacted by the earnings from our business activities.  The cash flows provided by operating activities were $27.5 million for the three months ended months ended March 31, 2014 as compared to $47.6 million provided by operating activities for the three months ended months ended March 31, 2013, primarily due to increased payments for abandonment obligations and the timing of receipts related to increased revenues partially offset by increased operating expenses and interest expense.

Our debt facilities, letters of credit, reimbursement agreements, monetary production payment and related transactions for 2014 and 2013 are as follows:

•

Securities Purchase Agreement:  In February 2014, we entered into a securities purchase agreement which is related to the issuance of up to $55 million in common stock, warrants and convertible notes.  We issued $12.5 million in common stock and warrants and $17.5 million in convertible notes under the Securities Purchase Agreement during the first quarter of 2014.

•

Term Loan Facility:  In January 2014, we entered into a $125 million Term Loan Facility and used the proceeds to repay the outstanding amounts under the Revolving Credit Facility.  Subsequent to the repayment, the Revolving Credit Facility was terminated and all the associated liens on our collateral obligations were released.

•

Combined Procurement Agreement:  In January 2014, we entered into a letter of credit procurement agreement with an unaffiliated third party whereby we secured letters of credit for our account of approximately $130 million and agreed to reimburse the third party any expense incurred with posted cash collateral. The letters of credit secure decommissioning obligations in connection with our U.K. licenses.  The Combined Procurement Agreement replaces the reimbursement agreements.

•	Monetary Production Payments: In March 2013, we entered into a Production Payment Agreement for $125 million, which was subsequently increased to $175 million.
•

Forward Sale Agreements:  In February and September 2013, we entered into forward sale agreements with one of our established purchasers of approximately $22.5 million each in return for a specified volume of crude oil in excess of 200,000 barrels from our U.K. North Sea production.  The first forward sale commitment was fulfilled in June 2013; the second forward sale commitment was fulfilled by the end of the first quarter of 2014.

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

Endeavour International Corporation

Our equity issuances for the first quarter of 2014 were as follows:

•	February 2014: an issuance of 2.9 million shares of our common stock and 0.7 million of warrants, as related to the Securities Purchase Agreement.

Certain of our outstanding debt instruments contain certain financial ratio covenants.  We were in compliance with all financial covenants in our debt obligations as of March 31, 2014 and December 31, 2013.

Drilling Program

Our capital expenditures were as follows:

	Three Months Ended
	March 31,
(Amounts in thousands)	2014	2013

Direct Oil & Gas Capital Expenditures:
U.K.	$10,219	$33,156
U.S	1,124	614
	11,343	33,770

Capitalized G&A, Interest and Other	5,668	11,373

Asset Retirement Obligations	4,788	4,771

Total Capital Expenditures and Acquisitions	$21,799	$49,914

Asset Retirement Obligations Paid	$16,548	$4,886

United Kingdom Capital Program

During 2013, our capital program was focused on two large projects in the North Sea, the Bacchus and Rochelle fields, as well as infill drilling at Alba.  With the completion of the development projects, our 2014 capital expenditures will be shifting to maintenance, infill drilling and water injection drilling as discussed below.

Endeavour International Corporation

Alba

In April 2013, operations commenced on a three-well infill drilling program at the Alba field.  The first two development wells were completed by August 2013, just prior to the shutdown for the planned maintenance program from mid-August to mid-September 2013.  Following the shutdown, the operator identified that the water injection pipeline supplying pressure to the southern area of the field had ruptured, causing a portion of the southern region to be shut-in.  The Alba 2013 exit rate was 18,500 barrels per day gross, below the levels expected from the field.  Remedial action is currently being taken to reinstate partial water injection to offset some of the reduced production.  This is expected to be operational in the second quarter of 2014.  The permanent replacement of the pipeline is expected in late 2014.  The 2013 infill drilling campaign recommenced in November 2013 with an additional well that began producing in April 2014.  The next development well is currently being drilled with first production expected in the third quarter of 2014.  An additional development well is also scheduled to be drilled during 2014.

Bacchus

Drilling of the third well at Bacchus began in April 2013 and was completed in July 2013. The 2013 production exit rate at the field was over 10,000 barrels per day gross.  During the third quarter of 2013, a new 3D seismic survey was shot over the Bacchus field to gain additional understanding of field performance and identify additional Bacchus development opportunities.  Consistent with the original development plans, the first well drilled is expected to be turned into a water injector during the second quarter of 2014.  This will provide pressure support to help sustain the field's production rate and increase its overall recovery.  Production from the field is expected to continue to decline in line with our field estimates until additional development opportunities can be undertaken.

Rochelle

At the Rochelle field, in February 2013, following a severe storm lasting several days, we performed a routine inspection of the conductor, wellhead and blow out preventer systems which revealed that a non-uniform hole had been formed around the conductor.  As a result of this finding, the East Rochelle E1 was plugged and abandoned in August 2013.  We have made an insurance claim to recover certain abandonment and redrill costs; however, no assurance can be given that we can successfully recover any costs.

Drilling began on the West Rochelle W1 well in the first quarter of 2013 and it was completed and flow tested in June 2013.    Following the Scott Platform shutdown from July 11 to September 5, 2013, first production from Rochelle started on October 23, 2013 from the West Rochelle W1 well. Production was ramped up to 65-70 MMcf of gas per day with an additional 2,500-3,000 barrels per day of liquids, 6,000-7,000 BOE net to our working interest in the field.

By January 2014, both the E2 and W1 development wells at Rochelle were fully completed and tied-in to the production manifolds.  As part of the final installation and start-up of the E2 well, the W1 well was shut-in.  During the well start-up procedure, a valve on the outlet side of the

Endeavour International Corporation

East Rochelle production manifold was stuck in the “shut” position.  An attempt to open the valve manually was unsuccessful and the operator secured an intervention vessel to open the valve.  The valve was successfully opened in February 2014.  The E2 well commenced production on February 28, 2014 and was ramped up to 65 MMscf/d with 2,500 to 3,000 barrels per day of liquids.  The W1 well remained shut-in for reservoir management purposes to balance offtake from East and West Rochelle.

In late March 2014, Rochelle production was shut-in due to an unplanned shutdown of the Scott platform, Rochelle’s offtake solution.  This is being addressed and Rochelle production resumed by the end of April 2014.  This unanticipated downtime will negatively affect our daily production rates, revenue and results of operations for the first and second quarter of 2014, as well as our near-term liquidity.  When both E2 and W1 wells are on production, we expect the production from the Rochelle field to be capable of exceeding the available production capacity at the Scott platform.

United States Capital Program

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

In the Pennsylvania Marcellus, Endeavour successfully completed hydraulic fracture stimulations of the C-14 and C-20 horizontal wells.  The operation included more than double the number of frac stages on the longest laterals to date, relative to previous wells.  The Endeavour operated activity went smoothly and according to specifications.  The third C-13 well is scheduled for stimulation in mid-June using the same completion design.  The wells will be tied into a new third-party pipeline being constructed by EQT Corporation that allows firm capacity of up to 10 MMCF/D, with potential for future expansion.

In the Piceance Basin Rim play in Northwest Colorado, Endeavour has two projects targeting liquids-rich Niobrara and Frontier objectives.  The Company has formed two federal units and has plans to drill initial horizontal tests in the Niobrara target zone by late summer/early fall.  Endeavour has leasehold and drilling options on 40,000 gross acres and 27,000 net acres.

Outlook

2014 Planned Capital Expenditures

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

Endeavour International Corporation

anticipated prices for oil and gas, the availability of sufficient capital resources, drilling success and other normal factors affecting the oil and gas industry.

Preliminary Capital Budget
United Kingdom:
Drilling and completions	$35 million to $50 million
Exploration, seismic and other	$5 million
Total U.K.	$40 million to $55 million
United States:	$20 million to $25 million
Total direct oil and gas capital	$60 million to $80 million

We intend to fund our 2014 capital expenditures primarily through cash on hand, cash flow generated from operations and our financing activities in early 2014.

Decommissioning Expenditures

Production from each of our Ivanhoe, Rob Roy, Hamish (collectively, “IVRRH”), Renee, Rubie and Goldeneye fields has ceased and we have performed maintenance and decommissioning activities over the last several years.  We expect to incur approximately $50 million in decommissioning charges during 2014.  For the three months ended months ended March 31, 2014, we spent $16.5 million in decommissioning costs.

Second Quarter Production Guidance

Considering the unanticipated downtime at the Rochelle field and continued restricted rates at Alba, average daily production volumes are expected to be in the range of 9,000-10,000 boepd during the second quarter of 2014.

Disclosures About Contractual Obligations and Commercial Commitments

The following table sets forth our obligations and commitments to make future payments under our lease agreements and other long-term obligations as of March 31, 2014:

Endeavour International Corporation

(Amounts in thousands)	Payments due by Period
	Total	Less than 1 Year	1-3 Years	3-5 Years	After 5 Years
Long-term debt (1):
Principal	$912,192	$2,140	$237,480	$672,572	$-
Interest (2)	302,987	75,219	155,698	72,070	-
Monetary production payment (1):
Principal	161,666	120,833	40,833	-	-
Effective interest	19,371	17,382	1,989	-	-
Asset retirement obligations	164,664	49,113	79,735	142	35,674
Letter of credit fees (1)	27,143	7,380	14,761	5,002	-
Leases for offices and equipment	2,955	1,050	1,778	127	-

Total Contractual Obligations	$1,590,979	$273,117	$532,274	$749,913	$35,674

(1)	Our debt, monetary production payment and letter of credit fees reflect the amounts outstanding as of March 31, 2014.
(2)	Interest on out 11.5% convertible bonds is added to the outstanding principal balance each quarter and reflected as due upon maturity.

Off-Balance Sheet Arrangements

Our reimbursement agreements related to abandonment liabilities are off-balance sheet arrangements and cover $89 million of our abandonment liabilities for certain of our U.K. oil and gas properties. Under these agreements, unaffiliated third parties pledged cash to secure letters of credit covering certain of our abandonment liabilities and we agreed to reimburse the pledged cash in the event that the letters of credit are drawn and pledged cash is utilized to satisfy the commitment.  We have no cash collateral associated with the reimbursement agreements and the commitments under the reimbursement agreements are not recorded as liabilities.  The associated abandonment obligations are recorded in other long-term liabilities as part of our asset retirement obligations.  Fees and expenses related to the reimbursement agreements are included in other expenses on our condensed consolidated statement of operations.

Cautionary Statement Regarding Forward-Looking Statements

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

Endeavour International Corporation

generally accompanied by words such as “estimate,” “project,” “predict,” “believe,” “expect,” “anticipate,” “potential,” “plan,” “goal” or other words that convey the uncertainty of future events or outcomes.  We caution you not to rely on them unduly.  In particular, this Annual Report on Form 10-K contains forward-looking statements pertaining to the following:

•	our future financial position;
•	our business strategy;
•	success refinancing our debt;
•	budgets;
•	projected costs, savings and plans;
•	objectives of management for future operations;
•	legal strategies; and
•	legal proceedings.

We have based these forward-looking statements on our current expectations and assumptions about future events.  While our management considers these expectations and assumptions to be reasonable, they are inherently subject to significant business, economic, competitive, regulatory and other risks, contingencies and uncertainties, most of which are difficult to predict and many of which are beyond our control.  These risks, contingencies and uncertainties, which may not be exhaustive, relate to, among other matters, the following:

•	discovery, estimation, development and replacement of oil and gas reserves;
•	decreases in proved reserves due to technical or economic factors;
•	drilling of wells and other planned exploitation activities;
•	our high level of indebtedness and debt service costs;
•	adverse weather conditions;
•	uncertainties related to drilling and production operations;
•	timing and amount of future production of oil and gas;
•	ability to flow our production through aging infrastructure that is owned by others;
•	the volatility of oil and gas prices;
•	availability and terms of capital;
•	operating costs such as lease operating expenses, administrative costs and other expenses;
•	our future operating or financial results;
•	amount, nature and timing of capital expenditures, including future development costs;
•	cash flow and anticipated liquidity;
•	availability of drilling and production equipment;
•	uncertainties related to drilling and production operations;
•	cost and access to natural gas gathering, treatment and pipeline facilities;
•	outcome of legal disputes;
•	environmental hazards, such as natural gas leaks, oil spills and discharges of toxic gases;
•	business strategy and the availability of acquisition opportunities; and
•	factors not known to us at this time.

Endeavour International Corporation

Any of these factors, or a combination of these factors, could materially affect our future financial condition or results of operations and the ultimate accuracy of the forward-looking statements.  The forward-looking statements are not guarantees of our future performance, and our actual results and future developments may differ materially from those projected in the forward-looking statements.  In addition, any or all of our forward-looking statements in this Quarterly Report on Form 10-Q may turn out to be incorrect.  They can be affected by inaccurate assumptions we might make or by known risks and uncertainties, as mentioned in “Item 1A. Risk Factors” and elsewhere in our Annual Report on Form 10-K for the year ended December 31, 2013.  Except as required by law, we undertake no obligation to update publicly or release any revisions to these forward-looking statements to reflect events or circumstances after the date of this report.  These cautionary statements qualify all forward-looking statements attributable to us or persons acting on our behalf.

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

(ii)	that our disclosure controls and procedures were effective as of March 31, 2014.

Endeavour International Corporation

Changes in Internal Control over Financial Reporting

There was no change in our system of internal control over financial reporting (as defined in Rules 13a-15(f), and 15d-15(f) under the Exchange Act), during the last fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Part II. Other Information

Item 1A:  Risk Factors

In addition to the factors discussed elsewhere in this report, including the financial statements and related notes, you should consider carefully the risks and uncertainties described in our Annual Report on Form 10-K for the year ended December 31, 2013 under Item 1A “Risk Factors,” which could materially adversely affect our business, financial condition and results of operations.  Additional risks and uncertainties not presently known to us or that we currently deem immaterial also could impair our business operations and financial condition.  If any of these risks or uncertainties were to occur, our business, financial condition or results of operation could be adversely affected.

Item 6:  Exhibits

Exhibit Number	Description
3.1(a)	Amended and Restated Articles of Incorporation (Incorporated by reference to Exhibit 3.2 of our Quarterly Report on Form 10-Q (Commission File No. 001-32212) for the quarter ended June 30, 2004).
3.1(b)	Certificate of Amendment dated June 1, 2006 (Incorporated by reference to Exhibit 4.2 of our Registration Statement on Form S-3 (Commission File No. 333-139304) filed on December 13, 2006).
3.1(c)	Certificate of Amendment dated June 1, 2010 (Incorporated by reference to Exhibit 3.1 of our Current Report on Form 8-K (Commission File No. 001-32212) filed on June 3, 2010).
3.1(d)

Amendment to Articles of Incorporation, dated November 17, 2010 (Incorporated by reference to Exhibit 3.1(d) of our Annual Report on Form 10-K (Commission File No. 001-32212) for the year ended December 31, 2010).

3.1(e)

Amendment to Amended and Restated Articles of Incorporation, dated May 24, 2012 (Incorporated by reference to Exhibit 3.1 of our Current Report on Form 8-K (Commission File No. 001-32212) filed on May 29, 2012).

Endeavour International Corporation

3.2(a)	Amended and Restated Bylaws (Incorporated by reference to Exhibit 3.2 of our Annual Report on Form 10-K (Commission File No. 001-32212) for the year ended December 31, 2012).
3.2(b)	Amendment to Amended and Restated Bylaws dated May 22, 2013 (Incorporated by reference to Exhibit 3.1 of our Current Report on Form 8-K (Commission File No. 001-32212) filed on May 23, 2013).
4.1

Indenture dated as of March 3, 2014 among Endeavour International Corporation, the Guarantors named therein and Wilmington Savings Fund Society, FSB, as trustee. (Incorporated by reference to Exhibit 4.15 of our Annual Report on Form 10-K (Commission File No. 001-32212) for the year ended December 31, 2013.)

4.2

Registration Rights Agreement, dated as of February 28, 2014, between Endeavour International Corporation and certain affiliates of Whitebox Advisors LLC.  (Incorporated by reference to Exhibit 4.16 of our Annual Report on Form 10-K (Commission File No. 001-32212) for the year ended December 31, 2013.)

4.3	Form of 6.5% Convertible Senior Note. (Incorporated by reference to Exhibit 4.17 of our Annual Report on Form 10-K (Commission File No. 001-32212) for the year ended December 31, 2013.)
4.4	Form of Warrant. (Incorporated by reference to Exhibit 4.18 of our Annual Report on Form 10-K (Commission File No. 001-32212) for the year ended December 31, 2013.)
10.1

Change in Control Termination Benefits Agreement between the Company and Catherine L. Stubbs (Incorporated by reference to Exhibit 10.1 of our Current Report on Form 8-K (Commission File No. 001-32212) filed on January 6, 2014).

10.2

Credit Agreement, dated as of January 24, 2014, among Endeavour International Corporation, Endeavour International Holdings B.V., End Finco LLC and Credit Suisse AG, as administrative agent and as collateral agent, and certain lenders party thereto.  (Incorporated by reference to Exhibit 10.38 of our Annual Report on Form 10-K (Commission File No. 001-32212) for the year ended December 31, 2013.)

10.3

LC Procurement Agreement, dated as of January 24, 2014, among Endeavour International Corporation, Endeavour Energy UK Limited, LC Finco S.à r.l. and Credit Suisse AG, as collateral agent. (Incorporated by reference to Exhibit 10.39 of our Annual Report on Form 10-K (Commission File No. 001-32212) for the year ended December 31, 2013.)

10.4

Securities Purchase Agreement, dated February 28, 2014, between Endeavour International Corporation, the Guarantors and certain affiliates of Whitebox Advisors LLC.  (Incorporated by reference to Exhibit 10.40 of our Annual Report on Form 10-K (Commission File No. 001-32212) for the year ended December 31, 2013.)

10.5

Warrant Agreement for the Purchase of Shares of Common Stock, dated February 28, 2014, between Endeavour International Corporation and certain affiliates of Whitebox Advisors LLC. (Incorporated by reference to Exhibit 10.41 of our Annual Report on Form 10-K (Commission File No. 001-32212) for the year ended December 31, 2013.)

Endeavour International Corporation

10.6

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

Endeavour International Corporation

Date: May 9, 2014	/s/ Catherine L. Stubbs
Catherine L. Stubbs
Senior Vice President and
Chief Financial Officer
(Principal Financial Officer)