Form 10-Q
period 2014-06-30
ENDEAVOUR INTERNATIONAL CORP
filed 2014-08-08
CIK 1112412

United States Securities and Exchange Commission

Washington, D.C. 20549

Form 10-Q

(Mark One)

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarterly Period Ended June 30, 2014

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

As of August 5, 2014, 50.4 million shares of the registrant’s common stock were outstanding.

Quantities of natural gas are expressed in this report in terms of thousand cubic feet (mcf) and million cubic feet (mmcf).  Oil, which includes natural gas liquids, is quantified in terms of barrels (bbls) and thousands of barrels (mbbls). Natural gas and oil are compared in terms of barrels of oil equivalent (boe), thousand barrels of oil equivalent (mboe) or million barrels of oil equivalent (mmboe) or thousand cubic feet equivalent (mcfe) and million cubic feet equivalent (mmcfe). Daily volumes are expressed as barrels of oil equivalent (boed) or million cubic feet (mmcfd). One barrel of oil is the energy equivalent of six mcf of natural gas. This is a physical correlation and does not reflect a value or price relationship between the commodities. With respect to information relating to our working interest in wells or acreage, “net” oil and natural gas wells or acreage is determined by multiplying gross wells or acreage by our working interest therein.  References to number of potential well locations are gross, unless otherwise indicated.

References to “GAAP” refer to U.S. generally accepted accounting principles.

Part I:  Financial Information

Item 1:  Financial Statements

Endeavour International Corporation

Condensed Consolidated Balance Sheets

(Amounts in thousands)

	June 30,	December 31,
	2014	2013
	(unaudited)
Assets
Current Assets:
Cash and cash equivalents	$83,209	$34,742
Accounts receivable	46,992	65,171
Prepaid expenses and other current assets	103,550	60,318
Total Current Assets	233,751	160,231

Property and Equipment, Net ($375,694 and $368,660 not subject to
amortization at June 30, 2014 and December 31, 2013, respectively)	1,032,281	1,072,151
Goodwill	259,238	259,238
Other Assets	30,455	33,222

Total Assets	$1,555,725	$1,524,842

See accompanying notes to condensed consolidated financial statements.

Endeavour International Corporation

Condensed Consolidated Balance Sheets

(Amounts in thousands)

	June 30,	December 31,
	2014	2013
	(unaudited)
Liabilities and Stockholders’ Equity
Current Liabilities:
Accounts payable	$32,907	$38,033
Current maturities of debt	2,131	-
Deferred revenue	57,811	20,965
Monetary production payment, current portion	125,833	74,167
Accrued expenses and other	94,748	88,625
Total Current Liabilities	313,430	221,790

Long-Term Debt	894,122	870,878
Deferred Taxes	183,501	146,213
Monetary Production Payment, long-term portion	30,000	92,500
Other Liabilities	132,457	131,370
Total Liabilities	1,553,510	1,462,751

Commitments and Contingencies

Series C Convertible Preferred Stock:
Series C preferred stock - Liquidation preference: $37,000 and $37,000
at June 30, 2014 and December 31, 2013, respectively	43,703	43,703

Stockholders’ Equity:
Series B preferred stock - Liquidation preference: $3,824 and $3,745
at June 30, 2014 and December 31, 2013, respectively	-	-
Common stock; shares issued and outstanding – 50,479 and 46,981
at June 30, 2014 and December 31, 2013, respectively	50	47
Additional paid-in capital	532,638	510,062
Treasury stock, at cost - 72 and 72 shares at June 30, 2014
and December 31, 2013, respectively	(587)	(587)
Accumulated deficit	(573,589)	(491,134)
Total Stockholders’ Equity	(41,488)	18,388

Total Liabilities and Stockholders’ Equity	$1,555,725	$1,524,842

See accompanying notes to condensed consolidated financial statements.

Endeavour International Corporation

Condensed Consolidated Statement of Operations

(Unaudited)

(Amounts in thousands)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2014	2013	2014	2013
Revenues	$44,857	$126,165	$139,021	$183,837

Cost of Operations:
Operating expenses	6,847	38,103	34,017	55,593
Depreciation, depletion and amortization	32,251	51,923	77,220	74,870
Impairment of oil and gas properties	-	-	-	3,534
General and administrative	5,240	4,882	10,089	10,364
Total Expenses	44,338	94,908	121,326	144,361

Income From Operations	519	31,257	17,695	39,476

Other Income (Expense):
Unrealized gains (losses) on derivatives	2,010	(1,277)	4,669	303
Interest expense	(31,431)	(24,447)	(62,908)	(45,885)
Letter of credit fees	(2,270)	(7,128)	(6,059)	(18,508)
Loss on early extinguishment of financing agreements	-	-	(3,543)	-
Litigation settlement expense	-	-	(19,034)	-
Unrealized gain (loss) on foreign currency exchange	(4,511)	1,072	(5,784)	10,831
Other expense	(1,402)	(2,081)	(3,423)	(1,960)
Total Other Expense	(37,604)	(33,861)	(96,082)	(55,219)

Loss Before Income Taxes	(37,085)	(2,604)	(78,387)	(15,743)

Petroleum Revenue Tax ("PRT") Expense	2,243	7,012	3,968	7,208
Corporate Tax Expense (Benefit)	(2,655)	4,269	(811)	4,981
Total Tax Expense (Benefit)	(412)	11,281	3,157	12,189

Net Loss	(36,673)	(13,885)	(81,544)	(27,932)

Preferred Stock Dividends	456	456	911	911

Net Loss to Common Stockholders	$(37,129)	$(14,341)	$(82,455)	$(28,843)

Net Loss per Common Share:
Basic and Diluted	$(0.72)	$(0.30)	$(1.63)	$(0.61)

Weighted Average Number of Common Shares Outstanding:
Basic and Diluted	51,580	47,092	50,591	47,076

See accompanying notes to condensed consolidated financial statements.

Endeavour International Corporation

Condensed Consolidated Statement of Cash Flows

(Unaudited)

(Amounts in thousands)

	Six Months Ended
	June 30,
	2014	2013
Cash Flows from Operating Activities:
Net loss	$(81,544)	$(27,932)
Adjustments to reconcile net loss to net cash
provided by operating activities:
Depreciation, depletion and amortization	77,220	74,870
Impairment of oil and gas properties	-	3,534
Deferred tax benefit	(7,951)	(2,457)
Unrealized gains on derivatives	(4,669)	(303)
Amortization of non-cash compensation	2,123	1,632
Amortization of loan costs and discount	13,376	8,695
Non-cash interest expense	3,812	3,454
Loss on early extinguishment of financing agreements	6,856	-
Litigation settlement expense	14,034	-
Other	6,605	(2,444)
Changes in operating assets and liabilities:
Decrease in receivables	20,702	17,568
(Increase) decrease in other current assets	(12,887)	2,355
Increase (decrease) in liabilities	22,253	(7,361)
Net Cash Provided by Operating Activities	59,930	71,611

Cash Flows From Investing Activities:
Capital expenditures	(39,302)	(108,786)
Proceeds from sale of oil and gas interests	1,352	-
Proceeds from insurance settlement	12,606	-
Increase in restricted cash	(2,521)	-
Net Cash Used in Investing Activities	(27,865)	(108,786)

Cash Flows From Financing Activities:
Repayments of borrowings	(115,699)	-
Borrowings under debt agreements, net of debt discount	140,625	-
Proceeds from issuance of common stock	12,336	-
Proceeds from issuance of monetary production payment	-	125,000
Repayments of monetary production payment	(10,833)	-
Financing costs paid	(9,193)	(15,804)
Other financing	(834)	(416)
Net Cash Provided by Financing Activities	16,402	108,780

Net Increase in Cash and Cash Equivalents	48,467	71,605
Cash and Cash Equivalents, Beginning of Period	34,742	59,185

Cash and Cash Equivalents, End of Period	$83,209	$130,790

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

2014 Liquidity and Capital Resources

As of June 30, 2014, we had $913.2 million in outstanding indebtedness.  Being highly leveraged, servicing our debt and other long-term obligations will continue to require a significant portion of our cash flow from operations and available cash on hand.  The combination of these debt servicing requirements, capital expenditures and the delay in cash flow resulting from the Rochelle mechanical issues may exceed the cash flow from our current operations.  During 2014, our primary uses of financial resources are expected to be:

•	our capital expenditures, primarily related to our drilling activities in the U.K.;
•	payments for abandonment obligations;
•	payments due under our production payments; and
•	interest payments on outstanding indebtedness and payments in support of our reimbursement agreement covering our abandonment obligations.

Since year-end 2013, we have also completed several transactions to improve our liquidity position and extend the maturities of some of our debt and other obligations.  These transactions include:

•	replacing certain credit facilities which would have expired in June 2014;
•	replacing reimbursement agreements covering certain of our abandonment liabilities in the U.K. which would have expired in June and July 2014;
•	entering into a forward sale for $22.5 million;
•	issuing $12.5 million in common stock and warrants; and
•	issuing $17.5 million in 6.5% convertible debt.

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

Adoption of New Accounting Standards

In April 2014, the Financial Accounting Standards Board (“FASB”) issued an updated standard on reporting discontinued operations and disclosures of disposals of components of an entity.  The guidance applies prospectively to new disposals and new classifications of disposal groups as held for sale after the effective date.  The guidance is effective for interim and annual periods beginning on or after December 15, 2014.  We do not expect the adoption of this guidance to have a material impact on our financial position or results of operations.

In May 2014, the FASB issued a new standard on revenue recognition.  The new revenue recognition standard provides a five-step analysis of transactions to determine when and how revenue is recognized.  The core principle of the guidance is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services.  The new standard is effective for annual periods beginning after December 31, 2016 and can be adopted either retrospectively to each reporting period or retrospectively with a cumulative-effect adjustment as of the date of adoption.  We are currently evaluating the effect

Endeavour International Corporation

Notes to Condensed Consolidated Financial Statements

(Unaudited)

(Amounts in tables in thousands, except per unit data)

that adopting this guidance will have on our financial position, results of operations or cash flows.

Note 3 –  Property and Equipment

Property and equipment included the following at the dates indicated below:

	June 30,	December 31,
	2014	2013
Oil and gas properties under the full cost method:
Subject to amortization	$1,102,388	$1,084,669
Not subject to amortization:
Incurred in 2014	15,278	-
Incurred in 2013	50,539	52,748
Incurred in 2012	134,189	138,641
Incurred prior to 2012	175,688	177,271
	1,478,082	1,453,329
Computers, furniture and fixtures	8,733	8,734
Total property and equipment	1,486,815	1,462,063

Accumulated depreciation, depletion and amortization	(454,534)	(389,912)

Net property and equipment	$1,032,281	$1,072,151

The costs not subject to amortization include:

•	values assigned to unproved reserves acquired;
•	exploration costs such as drilling costs for projects awaiting approved development plans or the determination of whether or not proved reserves can be assigned; and
•	other seismic and geological and geophysical costs.

These costs are transferred to the amortization base when it is determined whether or not proved reserves can be assigned to such properties.  This analysis is dependent upon well performance, results of infill drilling, approval of development plans, drilling results and development of identified projects and periodic assessment of reserves.  We expect acquisition costs and exploration costs excluded from amortization to be transferred to the amortization base over the next three years due to a combination of well performance and results of infill drilling relating to currently producing assets and the drilling and development of identified projects.  Because of the nature of offshore oil and gas activities, development activities, including sanctioning and regulatory approvals, may take a significant amount of time to implement.  Even though our expectation is that most costs not subject to amortization are to be transferred to the amortization base over the next two years, it is not uncommon for the cycle times to be longer, particularly in the North Sea.  We have one U.K. field, Columbus, where costs have been excluded from

Endeavour International Corporation

Notes to Condensed Consolidated Financial Statements

(Unaudited)

(Amounts in tables in thousands, except per unit data)

amortization for greater than five years; however, we continue to work on the development planning for the field.

For the three months ended June 30, 2014 and 2013, we capitalized $2.4 million and $7.6 million, respectively, in interest related to exploration and development, primarily related to our U.K. activities. For the six months ended June 30, 2014 and 2013, we capitalized $5.0 million and $13.8 million, respectively, in interest related to exploration and development, primarily related to our U.K. activities.  For the three months ended June 30, 2014 and 2013, we capitalized $2.9 million and $1.8 million, respectively, in certain directly related employee costs.

For the six months ended June 30, 2014, and 2013, we capitalized $6.0 million, and $6.8 million, respectively, in certain directly related employee costs.

We did not have an impairment of oil and gas properties through the application of the full cost ceiling test at the end of the second quarter of 2014 or 2013For the  second quarter of 2014, the prices used for our U.S. impairment analysis were $100.27 per barrel for oil and $4.09 per mcf for gas and our U.K. impairment analysis utilized prices of $108.64 per barrel for oil and $9.65 per mcf for gas.

For the  second quarter of 2013, the prices used for our U.S. impairment analysis were $91.60 per barrel for oil and $3.46 per mcf for gas and our U.K. impairment analysis utilized prices of $107.58 per barrel for oil and $10.24 per mcf for gas.

Note 4 – Deferred Revenue

For certain of our U.K. fields, we sell production on a monthly basis; however, the production remains in the field’s storage tanks.  The inventory associated with these sales remains on our balance sheet and the revenue is deferred until the production is shipped out of our storage tanks.

In 2013 and 2014, we entered into three separate forward sale agreements with one of our established purchasers for payments of approximately $22.5 million each.  This effectively hedged a portion of production from our U.K. North Sea assets by locking in pricing for in excess of 200,000 barrels of oil, over a six month delivery period.  Payment for two of these agreements was received in the first and third quarters of 2013.  Payment for the 2014 transaction was received in the second quarter of this year.  The 2013 forward sale commitments were fulfilled in June 2013 and March 2014.    The 2014 forward sale commitment is expected to be fulfilled by the fourth quarter of the current year.  The forward sale liabilities are included in deferred revenue until the purchaser takes possession of the product.

Endeavour International Corporation

Notes to Condensed Consolidated Financial Statements

(Unaudited)

(Amounts in tables in thousands, except per unit data)

At June 30, 2014, our deferred revenue was attributable to our fields as follows:

	Amount	Delivery Date

Alba	$31,590	Lifting on July 4, 2014
Rochelle	3,721	Estimated for Third Quarter 2014
Forward Sale	22,500	Estimated for Third and Fourth Quarter 2014

Total	$57,811

Note 5 – Debt Obligations

At 2014, we had $913.2 million in outstanding debt.  Our debt consisted of the following at June 30, 2014 and December 31, 2013:

	June 30,	December 31,
	2014	2013

Senior notes, 12% fixed rate, due 2018	$554,000	$554,000
Convertible senior notes, 5.5% fixed rate, due 2016	135,000	135,000
Convertible senior notes, 6.5% fixed rate, due 2017	17,500	-
Term loan facility, variable rate, due 2017	124,464	-
Revolving credit facility, 13% fixed rate, due 2014	-	115,163
Convertible bonds, 11.5% until March 31, 2014 and 7.5% thereafter, due 2016	82,205	78,437
	913,169	882,600
Less: debt discount, net of premium	(16,916)	(11,722)
Less: current maturities	(2,131)	-
Long-term debt	$894,122	$870,878

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

Term Loan Facility

On January 24, 2014, we entered into a $255 million agreement consisting of a  $125 million senior secured first lien term loan facility (“Term Loan Facility”) and a $130 million Combined Procurement Agreement (See Note 15.).  The proceeds of the Term Loan Facility were used to repay the outstanding amounts under our Revolving Credit Facility.  The repayment included a prepayment fee and accrued interest of approximately $2.0 million.  Subsequent to the repayment, the Revolving Credit Facility was terminated, all of the associated liens on our collateral obligations were released, and we recorded a loss of $3.5 million on the early extinguishment of financing agreements.

The Term Loan Facility bears quarterly interest of LIBOR plus 7.00% annually (provided LIBOR equals at least 1.25% annually).

The Term Loan Facility will mature the earlier of:

(i)	December 1, 2017; or
(ii)	92 days prior to the maturity date of our outstanding 5.5% Convertible Senior Notes or our 7.5% Convertible Bonds, if still outstanding on that date.

Borrowings under the Term Loan Facility are unconditionally guaranteed by us and each of our current and future restricted subsidiaries.  The credit agreement contains covenants and provisions with respect to events of default that are substantially similar to the covenants in the indentures governing our 2018 Notes including, but not limited to, restrictions on our ability to: (i) pay distributions or repurchase or redeem our capital stock or subordinated debt; (ii) make certain investments; (iii) incur additional indebtedness (iv) create or incur certain liens; (v) sell assets; (vi) consolidate, merge or transfer all or substantially all of our assets; (vii) enter into agreements that restrict distributions from our restricted subsidiaries to the Company; (viii) engage in transactions with affiliates; and (ix) create unrestricted subsidiaries.  In addition, the Term Loan Facility contains various financial and technical covenants as defined in the agreement, including:

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

The 6.5% Convertible Notes have a maturity date the same as the Term Loan Facility.  Interest is payable on the 6.5% Convertible Notes quarterly, commencing on June 1, 2014.

The 6.5% Convertible Notes are:

•	convertible at any time;
•

convertible initially at a rate 214.5002 shares of our common stock per $1,000 principal amount of 6.5% Convertible Notes (equivalent to an initial conversion price of approximately $4.662 per share of our common stock);

•	subject to certain anti-dilution adjustments;
•	subject to customary events of default;
•	general unsecured and unsubordinated obligations; and
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

Endeavour International Corporation

Notes to Condensed Consolidated Financial Statements

(Unaudited)

(Amounts in tables in thousands, except per unit data)

7.5% Convertible Bonds

Our 7.5% Convertible Bonds bore interest at a rate of 11.5% per annum until March 31, 2014, and at a rate of 7.5% thereafter.  Interest is compounded quarterly and added to the outstanding principal balance each quarter.  The bonds are convertible into shares of our common stock at an initial conversion price of $16.52 per $1,000 of principal, which represents a conversion rate of approximately 61 shares of our common stock per $1,000 of principal.

Fair Value

The fair value of our outstanding debt obligations was $731.8 million and $868.4 million at June 30, 2014 and December 31, 2013, respectively.  The fair values of long-term debt were determined based upon external market quotes for our 2018 Notes and 5.5% Convertible Senior Notes and discounted cash flows for other debt, which results in a Level 3 fair-value measurement.

Note 6 – Income Taxes

Our U.S. operations are taxed at a statutory rate of 35%.  However, we currently do not record tax benefits due to losses in the U.S. as there is no assurance that we will generate any U.S. taxable earnings, resulting in a full valuation allowance of all deferred tax assets generated.

Our income tax expense relates primarily to our operations in the U.K. which are taxed at a statutory rate of 62% plus an additional Petroleum Revenue Tax on our Alba field. With the utilization of our tax attributes in the U.K., we have not paid any corporate taxes in the U.K.  Because of our accumulated tax attributes, we do not expect to pay U.K. corporate taxes until after 2016.  The current tax expense is related to Petroleum Revenue Tax (“PRT”) on our Alba field.  We have no other producing fields subject to PRT.

Endeavour International Corporation

Notes to Condensed Consolidated Financial Statements

(Unaudited)

(Amounts in tables in thousands, except per unit data)

Note 7 – Monetary Production Payment

Our monetary production payment liability, net of repayments, consisted of the following at June 30, 2014 and December 31, 2013:

	June 30,	December 31,
	2014	2013

Monetary production payment	$155,833	$166,667

Less: current portion	(125,833)	(74,167)

Long-term monetary production payment	$30,000	$92,500

During 2013, we entered into various monetary production payment arrangements (collectively, the “Monetary Production Payments”) covering the proceeds of sale from a portion of EEUK’s entitlement to production from its interests in the certain fields located in the U.K. sector of the North Sea.  Pursuant to the Monetary Production Payments, our obligations are repayable only out of the proceeds from production and will cease upon the earlier of the repayment of amounts outstanding or production from the applicable licences permanently ceasing.  We issued the Monetary Production Payments in the following manner:

•	In March through May 2013, a total of $125 million, with an effective interest rate of 10.0%, associated with production from our interests in the Alba and Bacchus fields;
•	In August 2013, $25 million, with an effective interest rate of 8.75%, associated with production from our interests in the Alba and Bacchus fields; and
•	In December 2013, $25 million, with an effective interest rate of 9.75%, associated with production from our interests in the Rochelle field.

Principal and interest payments are payable within 20 days after the end of each calendar quarter.  We made principal payments of $5.0 million in January 2014 and $5.8 million each in April 2014 and July 2014.  Principal payments during the fourth quarter of 2014 are also expected to be $5.8 million.  In January and April 2015, the principal payments will be $51.7 million each.  The final three payments range from $10 million to $18 million, with the final payment to be made in January 2016.

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

Endeavour International Corporation

Notes to Condensed Consolidated Financial Statements

(Unaudited)

(Amounts in tables in thousands, except per unit data)

If we are unable to meet any short-term liquidity needs of the Monetary Production Payment out of cash on hand, we would attempt to refinance the Monetary Production Payment, extend the principal repayment schedule, sell assets, issue equity, delay discretionary capital expenditures, decline to participate in non-operated drilling or pursue other alternatives.  No assurance can be given however that we could successfully consummate any of these alternatives.

Note 8 – Other Long-Term Liabilities

At June 30, 2014 and December 31, 2013, our other liabilities included the following:

	June 30,	December 31,
	2014	2013

Asset retirement obligations	$121,541	$121,534
Long-term derivative liabilities	6,156	9,245
Other	4,760	591

Total Other Liabilities	$132,457	$131,370

Asset Retirement Obligations

Our asset retirement obligations relate to our obligation for the plugging and abandonment of oil and gas properties.  The asset retirement obligations are recorded at fair value and accretion expense, recognized over the life of the property, increases the liability to its expected settlement value.  If the fair value of the estimated asset retirement obligation changes, an adjustment is recorded for both the asset retirement obligation and the asset retirement cost.  The following table provides a rollforward of our asset retirement obligations for the six months ended June 30, 2014 and 2013:

Endeavour International Corporation

Notes to Condensed Consolidated Financial Statements

(Unaudited)

(Amounts in tables in thousands, except per unit data)

	Six Months Ended
	June 30,
	2014	2013
Carrying amount of asset retirement obligations as of beginning of period	$170,429	$176,076
Accretion expense (included in DD&A expense)	12,598	11,355
Impact of foreign currency exchange rate changes	5,673	(10,594)
Payment of asset retirement obligations	(20,601)	(14,268)
Liabilities incurred and assumed	3,265	(5,756)
Carrying amount of asset retirement obligations, as of end of period	171,364	156,813
Less: Current portion of asset retirement obligations	(49,823)	(30,459)
Long-term asset retirement obligations	$121,541	$126,354

Note 9 – Equity Transactions

In February 2014, we entered into the Securities Purchase Agreement whereby we issued 2.9 million shares of our common stock and warrants to purchase 0.7 million shares of our common stock for a total of $12.5 million in cash.  The warrants have an exercise price of $5.292 per share and expire on February 28, 2019 and are subject to customary anti-dilution provisions.

In April 2014, we issued the warrants to purchase 2,130,680 shares of our common stock, with an exercise price of $5.29 per share, in connection with our litigation settlement.  The Warrants expire on April 16, 2019 and are subject to customary anti-dilution provisions.  See Note 15 for additional information.

Note 10 – Stock-Based Compensation Arrangements

We grant restricted stock and stock options to employees and directors as incentive compensation.  The restricted stock and options generally vest over three years.  Non-cash stock-based compensation is recorded in general and administrative (“G&A”) expenses or capitalized G&A as follows:

Endeavour International Corporation

Notes to Condensed Consolidated Financial Statements

(Unaudited)

(Amounts in tables in thousands, except per unit data)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2014	2013	2014	2013

G&A Expenses	$1,234	$1,018	$2,206	$1,850
Capitalized G&A	377	499	539	1,358

Total non-cash stock-based compensation	$1,611	$1,517	$2,745	$3,208

At June 30, 2014, total compensation cost related to awards not yet recognized was approximately $9.5 million and is expected to be recognized over a weighted average period of less than three years.

Stock Options

The fair value of each option award is estimated on the date of grant using the Black-Scholes option-pricing model. We did not grant any stock options during 2013 or 2014.  Information relating to outstanding stock options is summarized as follows:

		Weighted	Weighted
	Number of	Average	Average
	Shares	Exercise	Contractual	Aggregate
	Underlying	Price per	Life in	Intrinsic
	Options	Share	Years	Value
Balance outstanding - January 1, 2014	120	$7.55
Forfeited	(1)	6.68

Balance outstanding - June 30, 2014	119	$7.56	4.1	$-
Currently exercisable - June 30, 2014	119	$7.56	4.1	$-

Restricted Stock

Restricted stock awards are valued based on the closing price of our common stock on the measurement date, which is typically the date of grant.  The status of the restricted shares outstanding as of June 30, 2014 is presented below:

Endeavour International Corporation

Notes to Condensed Consolidated Financial Statements

(Unaudited)

(Amounts in tables in thousands, except per unit data)

		Weighted
		Average Grant
		Date Fair
	Number of	Value per
	Shares	Share
Balance outstanding - January 1, 2014	628	$7.44
Granted	631	4.85
Vested	(351)	8.30
Forfeited	(51)	6.01

Balance outstanding - June 30, 2014	857	$5.26

Total grant date fair value of shares vesting during the period	$1,659

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

The status of the performance-based share awards as of June 30, 2014 are presented below:

		Weighted
		Average Grant
		Date Fair
	Number of	Value per
	Shares	Share
Balance outstanding - January 1, 2014	707	$11.01
Granted	516	8.29
Forfeited	(86)	10.36

Balance outstanding - June 30, 2014	1,137	$9.83

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

The common shares potentially issuable arising from these instruments, which were outstanding during the periods presented in the financial statements consisted of:

	June 30,
	2014	2013

Warrants, options and stock-based compensation	10,167	8,098
Convertible debt	16,024	11,779
Convertible preferred stock	4,229	4,229
	30,420	24,106

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

We apply fair value measurements to certain assets and liabilities including embedded derivatives relating to conversion and change in control features in certain of our debt instruments.  We seek to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value.

Financial assets and liabilities are classified based on the lowest level of input that is significant to the fair value measurement.  The following table summarizes the valuation of our financial instruments by pricing levels as of June 30, 2014 and December 31, 2013:

	Quoted Market Prices	Significant Other	Significant
	in Active Markets -	Observable Inputs -	Unobservable Inputs	Total
	Level 1	Level 2	Level - 3	Fair Value
Embedded derivative liabilities:

As of June 30, 2014	$-	$-	$(6,156)	$(6,156)

As of December 31, 2013	$-	$-	$(9,245)	$(9,245)

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

The following is a reconciliation of changes in fair value of net derivative assets and liabilities classified as Level 3:

Endeavour International Corporation

Notes to Condensed Consolidated Financial Statements

(Unaudited)

(Amounts in tables in thousands, except per unit data)

	Six Months Ended
	June 30,
	2014	2013
Balance at beginning of period	$(9,245)	$(7,402)
Derivative issuance	(1,580)	-
Realized and unrealized gains included in earnings	4,669	303
Balance at end of period	$(6,156)	$(7,099)

Changes in unrealized gains relating to derivatives assets and liabilities
still held at the end of the period	$3,089	$303

Note 13 – Derivative Instruments

We had embedded derivatives related to debt and equity instruments at June 30, 2014.

The fair market value of these derivative instruments is included in our balance sheet as follows for the periods indicated:

	June 30,	December 31,
	2014	2013
Derivatives not designated as hedges:
Embedded derivatives related to debt and equity instrument:
Liabilities:
Other liabilities - long-term	$(6,156)	$(9,245)

The effect of the derivatives not designated as hedges on our results of operations was as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2014	2013	2014	2013
Unrealized gains on embedded derivatives
related to debt and equity instruments	$2,010	$(1,277)	$4,669	$303

Note 14 – Supplemental Cash Flow Information

Cash paid (refunded) during the period for interest and income taxes was as follows:

Endeavour International Corporation

Notes to Condensed Consolidated Financial Statements

(Unaudited)

(Amounts in tables in thousands, except per unit data)

	Six Months Ended June 30,
	2014	2013

Interest paid	$56,643	$44,485

Income taxes paid (refunded), all related to PRT	$(14,002)	$6,365

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

Decommissioning Security Agreements

Procurement Agreements

Combined Procurement Agreement

On January 24, 2014, we entered into a letter of credit procurement agreement (the “Combined Procurement Agreement”) with an unaffiliated third party (Payee), where we agreed to reimburse the Payee for any expense incurred by it in connection with the posting of cash collateral to secure letters of credit issued for our account in the amount of approximately £78 million (approximately $130 million as of January 24, 2014, subsequently reduced as discussed below).  The letters of credit secure decommissioning obligations in connection with certain of our U.K. licences.  The Combined Procurement Agreement was entered into to replace the Alba Reimbursement Agreement and the LOC Procurement Agreement.

Due to a change in the U.K. tax treatment for decommissioning, we have amended our Decommissioning Securities Agreement for the Alba field.  The new tax law, which allows companies to treat decommissioning on an after-tax basis (including PRT), enabled us to reduce our current letter of credit amount.  At June 30, 2014, we had approximately $90 million in

Endeavour International Corporation

Notes to Condensed Consolidated Financial Statements

(Unaudited)

(Amounts in tables in thousands, except per unit data)

outstanding letters of credit securing decommissioning obligations under the Combined Procurement Agreement.

Under the Combined Procurement Agreement, we agreed to pay a quarterly fee computed at a rate of LIBOR plus 7.00% per year (provided that LIBOR shall equal at least 1.25% per year) on the aggregate balance of posted cash collateral.

The Combined Procurement Agreement has a maturity date the same as the Term Loan Facility.  The Combined Procurement Agreement contains customary representations, warranties, covenants and provisions with respect to events of default that are substantially similar to the covenants in the Term Loan Facility.  Our obligations under the Combined Procurement Agreement are unconditionally guaranteed by us and each of our current and future restricted subsidiaries and secured by substantially all of our assets and the assets of our current and future restricted subsidiaries.

As of June 30, 2014, we do not expect to begin decommissioning activities for the Alba field for many years.  The timing of decommissioning activities will be determined by the ultimate performance and life of the reservoir, which is not expected to occur until 2029 or later.

LOC Procurement Agreement

On January 9, 2013, we entered into a LOC Procurement agreement (the “LOC Procurement Agreement”) with an unaffiliated third party entity, which matured on July 9, 2014.  The LOC Procurement Agreement was entered into in connection with the unaffiliated third party’s entry into a credit support arrangement with a providing bank. Pursuant to this credit support arrangement, the third party pledged cash, contributed by one of our shareholders, to secure letters of credit in the amount of $33.0 million for the support of decommissioning obligations in connection with certain of our U.K. license agreements.

Concurrent with our entry into the Combined Procurement Agreement on January 24, 2014, the LOC Procurement Agreement was terminated, and we paid all outstanding and accrued fees totaling approximately $0.2 million.

Alba Reimbursement Agreement

During the second quarter of 2012, we entered into a reimbursement agreement covering approximately $120 million related to our decommissioning obligations for the Alba field (the “Alba Reimbursement Agreement”) for a fee of 13% per year, payable quarterly, computed based on the outstanding amount of each letter of credit.  In addition, our obligations under the reimbursement agreement are secured on a pari passu basis with our obligations under the Revolving Credit Facility by a first lien on substantially all of our assets.

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

On April 16, 2014, we reached an agreement with SM Energy to settle and dismiss the litigation.  In accordance with the settlement agreement, we:

•	forfeited our $6 million deposit;
•	paid SM Energy $5 million;
•	will pay an additional $4.5 million in three graduated payments, beginning in April 2015; and
•	issued warrants to purchase 2.1 million shares of our common stock with exercise price of $5.29 per share.

As a result of this settlement, we recorded $19 million in total settlement expense during the first quarter of 2014.

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

During 2014, we executed an intercompany loan agreement, effective May 2012, between Endeavour International Corporation and one of its wholly-owned subsidiaries that is a guarantor of the Senior Notes.  As the intercompany loan is effective for prior periods, the revisions for this loan and related interest to the applicable prior periods are reflected in the financial information herein.  The intercompany loan has no effect on our consolidated results of operations or financial statement position.

Condensed consolidating financial statements for our guarantor subsidiaries and non-guarantor subsidiaries are presented in the following tables:

Endeavour International Corporation

Notes to Condensed Consolidated Financial Statements

(Unaudited)

(Amounts in tables in thousands, except per unit data)

As of June 30, 2014
Endeavour International Corporation		Combined Guarantor Subsidiaries	Combined Non-Guarantor Subsidiaries	Eliminations	Consolidated
Cash and cash equivalents	$-	$2,044	$81,165	$-	$83,209
Accounts receivable	-	2,570	44,422	-	46,992
Current receivables due from affiliates	444,653	21,746	35,286	(501,685)	-
Prepaid expenses and other	-	3,251	100,299	-	103,550
Current Assets	444,653	29,611	261,172	(501,685)	233,751

Property, plant and equipment, net	-	90,822	941,459	-	1,032,281
Goodwill	-	-	259,238	-	259,238
Long-term receivables due from affiliates	554,000	500,000	-	(1,054,000)	-
Investments in subsidiaries	57,662	219,058	-	(276,720)	-
Other assets	18,414	56	11,985	-	30,455
Total Assets	$1,074,729	$839,547	$1,473,854	$(1,832,405)	$1,555,725

Accounts payable	$-	$12,815	$20,092	$-	$32,907
Current maturities of debt	-	-	2,131	-	2,131
Deferred revenue	-	-	57,811	-	57,811
Monetary production payment, current portion	-	-	125,833	-	125,833
Current liabilities due to affiliates	809	479,779	21,097	(501,685)	-
Accrued expenses and other	24,360	2,003	68,385	-	94,748
Current Liabilities	25,169	494,597	295,349	(501,685)	313,430

Long-term debt	692,506	-	201,616	-	894,122
Long-term liabilities due to affiliates	-	554,000	500,000	(1,054,000)	-
Deferred taxes	-	-	183,501	-	183,501
Monetary production payment, long-term portion	-	-	30,000	-	30,000
Other liabilities	4,487	5,202	122,768	-	132,457
Total Liabilities	722,162	1,053,799	1,333,234	(1,555,685)	1,553,510

Series C convertible preferred stock	43,703	-	-	-	43,703
Stockholders' equity	308,864	(214,252)	140,620	(276,720)	(41,488)
Total Liabilities and Equity	$1,074,729	$839,547	$1,473,854	$(1,832,405)	$1,555,725

Endeavour International Corporation

Notes to Condensed Consolidated Financial Statements

(Unaudited)

(Amounts in tables in thousands, except per unit data)

As of December 31, 2013
	Endeavour International Corporation	Combined Guarantor Subsidiaries	Combined Non-Guarantor Subsidiaries	Eliminations	Consolidated
Cash and cash equivalents	$-	$2,417	$32,325	$-	$34,742
Accounts receivable	-	1,832	63,339	-	65,171
Current receivables due from affiliates	419,540	20,783	45,982	(486,305)	-
Prepaid expenses and other	-	594	59,724	-	60,318
Current Assets	419,540	25,626	201,370	(486,305)	160,231

Property, plant and equipment, net	-	87,313	984,838	-	1,072,151
Goodwill	-	-	259,238	-	259,238
Long-term receivables due from affiliates	554,000	500,000	8	(1,054,008)	-
Investments in subsidiaries	57,662	219,066	-	(276,728)	-
Other assets	20,518	6,056	6,648	-	33,222
Total Assets	$1,051,720	$838,061	$1,452,102	$(1,817,041)	$1,524,842

Accounts payable	$-	$1,214	$36,819	$-	$38,033
Current maturities of debt	-	-	-	-	-
Deferred revenue	-	-	20,965	-	20,965
Monetary production payment deposit	-	-	74,167	-	74,167
Current liabilities due to affiliates	648	465,485	20,171	(486,304)	-
Accrued expenses and other	27,474	3,352	57,799	-	88,625
Current Liabilities	28,122	470,051	209,921	(486,304)	221,790

Long-term debt	678,850	-	192,028	-	870,878
Long-term liabilities due to affiliates	-	554,008	500,000	(1,054,008)	-
Deferred taxes	-	-	146,213	-	146,213
Monetary production payment, long-term portion	-	-	92,500	-	92,500
Other liabilities	3,535	601	127,234	-	131,370
Total Liabilities	710,507	1,024,660	1,267,896	(1,540,312)	1,462,751

Series C convertible preferred stock	43,703	-	-	-	43,703
Stockholders' equity	297,510	(186,599)	184,206	(276,729)	18,388
Total Liabilities and Equity	$1,051,720	$838,061	$1,452,102	$(1,817,041)	$1,524,842

Endeavour International Corporation

Notes to Condensed Consolidated Financial Statements

(Unaudited)

(Amounts in tables in thousands, except per unit data)

For the Three Months Ended June 30, 2014
	Endeavour International Corporation	Combined Guarantor Subsidiaries	Combined Non-Guarantor Subsidiaries	Eliminations	Consolidated
Revenue	$-	$1,729	$43,128	$-	$44,857
Operating expenses	-	1,124	5,723	-	6,847
DD&A expense	-	703	31,548	-	32,251
Impairment of oil and gas properties	-	-	-	-	-
General and administrative	891	1,226	3,123	-	5,240
Income (loss) from Operations	(891)	(1,324)	2,734	-	519

Other Income (Expense):
Unrealized gains on derivatives	160	-	1,850	-	2,010
Interest expense	(21,161)	(16,066)	(25,824)	31,620	(31,431)
Letter of credit fees	-	-	(2,270)	-	(2,270)
Loss on early extinguishment of financing agreements	-	-	-	-	-
Litigation settlement expense	-	-	-	-	-
Unrealized foreign currency gains (losses)	-	-	(4,512)	-	(4,511)
Other income (expense)	16,427	14,072	(280)	(31,620)	(1,402)
Loss Before Income Taxes	(5,465)	(3,318)	(28,302)	-	(37,085)
Petroleum Revenue Tax ("PRT") Expense	-	-	2,243	-	2,243
Corporate Tax Expense	-	-	(2,655)	-	(2,655)
Total tax benefit	-	-	(412)	-	(412)
Net loss	(5,465)	(3,318)	(27,890)	-	(36,673)
Preferred stock dividends	456	-	-	-	456
Net loss to common shareholders	$(5,921)	$(3,318)	$(27,890)	$-	$(37,129)

Endeavour International Corporation

Notes to Condensed Consolidated Financial Statements

(Unaudited)

(Amounts in tables in thousands, except per unit data)

For the Three Months Ended June 30, 2013
	Endeavour International Corporation	Combined Guarantor Subsidiaries	Combined Non-Guarantor Subsidiaries		Eliminations		Consolidated
Revenue	$-	$2,315		$123,850		$-		$126,165
Operating expenses	-	1,844		36,259		-		38,103
DD&A expense	-	1,007		50,916		-		51,923
Impairment of oil and gas properties	-	-		-		-		-
General and administrative	577	1,701		2,604		-		4,882
Income (loss) from Operations	(577)	(2,237)		34,071		-		31,257

Other Income (Expense):
Unrealized gains (losses) on derivatives	323	-		(1,600)		-		(1,277)
Interest expense	(20,814)	(15,722)		(19,531)		31,620		(24,447)
Letter of credit fees	-	-		(7,128)		-		(7,128)
Loss on early extinguishment of financing agreements	-	-		-		-		-
Litigation settlement expense	-	-		-		-		-
Unrealized foreign currency gains (losses)	-	-	-	1,073	-	-	-	1,072
Other income (expense)	16,620	14,520		(1,602)		(31,620)		(2,081)
Income (Loss) Before Income Taxes	(4,448)	(3,439)		5,283		-		(2,604)
Petroleum Revenue Tax ("PRT") Expense (Benefit)	-	-		7,012		-		7,012
Corporate Tax Expense	-	-		4,269		-		4,269
Total tax expense	-	-		11,281		-		11,281
Net loss	(4,448)	(3,439)		(5,998)		-		(13,885)
Preferred stock dividends	456	-		-		-		456
Net loss to common shareholders	$(4,904)	$(3,439)		$(5,998)		$-		$(14,341)

Endeavour International Corporation

Notes to Condensed Consolidated Financial Statements

(Unaudited)

(Amounts in tables in thousands, except per unit data)

For the Six Months Ended June 30, 2014
	Endeavour International Corporation	Combined Guarantor Subsidiaries	Combined Non-Guarantor Subsidiaries		Eliminations		Consolidated
Revenue	$-	$3,678		$135,343		$-		$139,021
Operating expenses	-	2,304		31,713		-		34,017
DD&A expense	-	1,425		75,795		-		77,220
Impairment of oil and gas properties	-	-		-		-		-
General and administrative	1,886	4,936		3,267		-		10,089
Income (loss) from Operations	(1,886)	(4,987)		24,568		-		17,695

Other Income (Expense):
Unrealized gains on derivatives	629	-		4,040		-		4,669
Interest expense	(41,781)	(32,108)		(52,259)		63,240		(62,908)
Letter of credit fees	-	-		(6,059)		-		(6,059)
Loss on early extinguishment of financing agreements	-	-		(3,543)		-		(3,543)
Litigation settlement expense	-	(19,034)		-		-		(19,034)
Unrealized foreign currency gains (losses)	-	1	-	(5,785)	-	-	-	(5,784)
Other income (expense)	32,724	28,476		(1,383)		(63,240)		(3,423)
Loss Before Income Taxes	(10,314)	(27,652)		(40,421)		-		(78,387)
Petroleum Revenue Tax ("PRT") Expense (Benefit)	-	-		3,968		-		3,968
Corporate Tax Expense	-	-		(811)		-		(811)
Total tax expense	-	-		3,157		-		3,157
Net loss	(10,314)	(27,652)		(43,578)		-		(81,544)
Preferred stock dividends	911	-		-		-		911
Net loss to common shareholders	$(11,225)	$(27,652)		$(43,578)		$-		$(82,455)

Endeavour International Corporation

Notes to Condensed Consolidated Financial Statements

(Unaudited)

(Amounts in tables in thousands, except per unit data)

For the Six Months Ended June 30, 2013
	Endeavour International Corporation	Combined Guarantor Subsidiaries	Combined Non-Guarantor Subsidiaries		Eliminations		Consolidated
Revenue	$-	$4,851		$178,986		$-		$183,837
Operating expenses	-	5,459		50,134		-		55,593
DD&A expense	-	2,146		72,724		-		74,870
Impairment of oil and gas properties	-	3,534		-		-		3,534
General and administrative	1,308	4,313		4,743		-		10,364
Income (loss) from Operations	(1,308)	(10,601)		51,385		-		39,476

Other Income (Expense):
Unrealized gains (losses) on derivatives	(377)	-		680		-		303
Interest expense	(40,973)	(31,741)		(36,411)		63,240		(45,885)
Letter of credit fees	-	-		(18,508)		-		(18,508)
Loss on early extinguishment of financing agreements	-	-		-		-		-
Litigation settlement expense	-	-		-		-		-
Unrealized foreign currency gains (losses)	-	(1)	-	10,832	-	-	-	10,831
Other income (expense)	33,239	29,000		(959)		(63,240)		(1,960)
Income (Loss) Before Income Taxes	(9,419)	(13,343)		7,019		-		(15,743)
Petroleum Revenue Tax ("PRT") Expense	-	6,580		628		-		7,208
Corporate Tax Expense	-	(6,580)		11,561		-		4,981
Total tax expense	-	-		12,189		-		12,189
Net loss	(9,419)	(13,343)		(5,170)		-		(27,932)
Preferred stock dividends	911	-		-		-		911
Net loss to common shareholders	$(10,330)	$(13,343)		$(5,170)		$-		$(28,843)

Endeavour International Corporation

Notes to Condensed Consolidated Financial Statements

(Unaudited)

(Amounts in tables in thousands, except per unit data)

For the Six Months Ended June 30, 2014
	Endeavour International Corporation	Combined Guarantor Subsidiaries	Combined Non-Guarantor Subsidiaries	Eliminations	Consolidated
Cash Flows from Operating Activities:
Net loss	$(10,314)	$(27,652)	$(43,578)	$-	$(81,544)
Adjustments to reconcile net loss to
net cash provided by (used in) operations
Depreciation, depletion and amortization	-	1,425	75,795	-	77,220
Deferred tax expense (benefit)	-	-	(7,951)	-	(7,951)
Unrealized (gains) losses on derivatives	(629)	-	(4,040)	-	(4,669)
Amortization of non-cash compensation	130	-	-	1,993	2,123
Amortization of loan costs and discount	4,447	-	8,929	-	13,376
Non-cash interest expense	-	-	3,812	-	3,812
Loss on early extinguishment of financing agreements	-	-	6,856	-	6,856
Litigation settlement expense	-	14,034	-	-	14,034
Other	-	1,684	4,921	-	6,605
Changes in operating assets and liabilities:
(Increase) decrease in receivables	-	(737)	21,439	-	20,702
(Increase) decrease in other current assets	(20)	(2,658)	(10,209)	-	(12,887)
Increase (decrease) in liabilities	(3,192)	8,664	16,781	-	22,253
Net Cash Provided by (Used in)
Operating Activities	(9,578)	(5,240)	72,755	1,993	59,930

Cash Flows From Investing Activities:
Capital expenditures	-	(6,283)	(33,641)	622	(39,302)
Proceeds from sale of oil and gas interests	-	1,352	-	-	1,352
Proceeds from insurance settlement	-	-	12,606	-	12,606
Increase in restricted cash	-	-	(2,521)	-	(2,521)
Net Cash Used in Investing Activities	-	(4,931)	(23,556)	622	(27,865)

Cash Flows From Financing Activities:
Repayments of borrowings	-	-	(115,699)	-	(115,699)
Borrowings under debt agreements, net
of debt discount	17,500	-	123,125	-	140,625
Proceeds from issuance of common stock	12,336	-	-	-	12,336
Repayments of MPP	-	-	(10,833)	-	(10,833)
Financing costs paid	(621)	-	(8,572)	-	(9,193)
Intercompany cash management	(18,804)	9,797	11,622	(2,615)	-
Other financing	(833)	1	(2)	-	(834)
Net Cash Provided by (Used in)
Financing Activities	9,578	9,798	(359)	(2,615)	16,402

Net Change in Cash and Cash Equivalents	-	(373)	48,840	-	48,467
Cash and Cash Equivalents, Beginning
of Period	-	2,417	32,325	-	34,742
Cash and Cash Equivalents, End of Period	$-	$2,044	$81,165	$-	$83,209

Endeavour International Corporation

Notes to Condensed Consolidated Financial Statements

(Unaudited)

(Amounts in tables in thousands, except per unit data)

For the Six Months Ended June 30, 2013
	Endeavour International Corporation	Combined Guarantor Subsidiaries	Combined Non-Guarantor Subsidiaries	Eliminations		Consolidated
Cash Flows from Operating Activities:
Net loss	$(9,419)	$(13,343)	$(5,170)	$		$(27,932)
Adjustments to reconcile net loss to
net cash provided by (used in) operations
Depreciation, depletion and amortization	-	2,146	72,724		-	74,870
Impairment of oil and gas properties	-	3,534	-		-	3,534
Deferred tax expense (benefit)	-	-	(2,457)		-	(2,457)
Unrealized (gains) losses on derivatives	377	-	(680)		-	(303)
Amortization of non-cash compensation	318	-	-		1,314	1,632
Amortization of loan costs and discount	3,913	-	4,782		-	8,695
Non-cash interest expense	-	(582)	4,036		-	3,454
Other	44	(8)	(2,480)		-	(2,444)
Changes in operating assets and liabilities:
(Increase) decrease in receivables	-	389	17,179		-	17,568
(Increase) decrease in other current assets	(8)	16,294	(13,931)		-	2,355
Increase (decrease) in liabilities	174	2,348	(9,883)		-	(7,361)
Net Cash Provided by (Used in)
Operating Activities	(4,601)	10,778	64,120		1,314	71,611

Cash Flows From Investing Activities:
Capital expenditures	-	(7,084)	(103,277)		1,575	(108,786)
Net Cash Used in Investing Activities	-	(7,084)	(103,277)		1,575	(108,786)

Cash Flows From Financing Activities:
Proceeds from issuance of MPP	-	-	125,000		-	125,000
Intercompany cash management	5,717	(23,112)	20,284		(2,889)	-
Financing costs paid	(700)	(5,760)	(9,344)		-	(15,804)
Other financing	(416)	-	-		-	(416)
Net Cash Provided by (Used in)
Financing Activities	4,601	(28,872)	135,940		(2,889)	108,780

Net Change in Cash and Cash Equivalents	-	(25,178)	96,783		-	71,605
Cash and Cash Equivalents, Beginning
of Period	-	27,800	31,385		-	59,185
Cash and Cash Equivalents, End of Period	$-	$2,622	$128,168		$-	$130,790

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

In the last two years, we have incurred substantial capital expenditures and acquisition costs as we advanced development projects at Bacchus and Rochelle and completed acquisitions.  We also experienced delays in the timing of first production from our Bacchus and Rochelle developments, a slowing of production from our U.S. drilling operations as we curtailed the U.S. drilling program in response to declining U.S. gas prices, increased capital costs due to market conditions and increased debt service costs required to finance our drilling and acquisition program.  The production delays and increased capital costs and debt service costs placed a strain on our cash flow from operations and our ability to reduce our debt leverage.

2014 Liquidity and Capital Resources

During 2014, our primary focus for our financial resources is expected to be:

•	our capital expenditures, primarily related to our drilling activities in the U.K.;
•	payments for abandonment obligations;
•	payments due under our production payments; and
•	interest payments on outstanding indebtedness and payments in support of our reimbursement agreement covering our abandonment obligations.

As of June 30, 2014, we had  $913.2 million in outstanding debt and $83.2 million in cash, totaling $830.0 million in outstanding indebtedness with a fair value of $648.6 million, net of cash.    We anticipate that we will rely on our existing cash balances and cash generated from operations to satisfy our liquidity needs.  We are primarily dependent upon our three fields in the U.K. – Alba, Bacchus and Rochelle – for our cash flows from operations.  If we incur delays in production, such as those resulting from the mechanical issues experienced at the Rochelle field and the subsequent unplanned shutdown at the Scott platform discussed in “Liquidity and Capital

Endeavour International Corporation

Resources,” it will negatively impact our cash flows, results of operations and financial condition.

During 2014, we completed several transactions to improve our liquidity position and reduce our costs.  These transactions include:

•	replacing certain credit facilities which would have expired in June 2014;
•	replacing reimbursement agreements covering certain of our abandonment liabilities in the U.K. which would have expired in June and July 2014;
•	entering into a forward sale for $22.5 million;
•	issuing $12.5 million in common stock and warrants; and
•	issuing $17.5 million in 6.5% convertible debt.

In addition, we have reduced our gross general and administrative expenses as a result of the previously announced consolidation of our U.K. offices, headcount reductions and other cost-reduction initiatives.  During the second quarter, we also settled an insurance claim for the Rochelle E1Y well, which resulted in proceeds of $12.6 million paid to us from the insurance carrier.

We remain highly leveraged and continue to focus on our liquidity position.  We continue to be challenged by unexpected downtime and lower production efficiency rates which are directly attributable to production facilities we do not control. For example, we expect to experience production delays during the third quarter associated with planned shutdowns at the Rochelle, Bacchus and Alba fields.  Financial obligations coming due in the near term include interest payments our 12% Senior Notes due each September and March, anticipated decommissioning charges of $29 million during the second half 2014 and principal payments on our monetary production payments totaling $115 million from July 2014 through April 2015.

If we are unable to meet any short-term liquidity needs out of cash on hand or if we undertake a longer term solution to our leverage situation, we would attempt to refinance or extend our debt or the monetary production payments.  We may also be forced to pursue other alternatives, such as a sale of assets, issuances of equity, a delay in discretionary capital expenditures or declining to participate in non-operated drilling prospects.  No assurance can be given, however, that we could successfully consummate any of these transactions.

During 2013, we also completed several transactions to improve our liquidity, extend the maturities of some of our debt and reimbursement agreements and effectively hedge a portion of production from our U.K. North Sea assets by locking in pricing.  These transactions included:

•	extended or replaced reimbursement agreements covering certain of our abandonment liabilities in the U.K. which would have matured in 2013;
•

entered into two forward sale agreements for a payment of approximately $22.5 million each in return for a specified volume of crude oil in excess of 200,000 barrels from our U.K. North Sea production, to be delivered over a six month delivery period;

•	entered into monetary production payments for $175 million; and

Endeavour International Corporation

•	entered into a purchase and sale agreement for the joint exploration, development, and operation of certain oil and gas properties in Pennsylvania.

These transactions are discussed in the Notes to our condensed consolidated financial statements.

Results of Operations

Our revenues, net loss and cash flows from operating activities are sensitive to changes in the prices we receive for the oil and natural gas produced.  Our production is sold at prevailing market prices, which may be volatile and subject to numerous factors which are outside of our control.  Further, the current tightly balanced supply and demand market means a small variation in supply or demand can significantly impact the market prices for these commodities.

Our revenues decreased from $126.2 million for the quarter ended June 30, 2013 to $44.9 million for 2014 and from $183.8 million for six months ended June 30, 2013 to $139.0 million for the same period in 2014, primarily as a result of timing of liftings at our Alba field, partially offset by initial production from the Rochelle field.  Sales volumes, revenues and net loss were significantly affected by the lifting schedule at the Alba field which did not have a lifting in the second quarter of 2014.  Given the level of production at Alba and the size of its tanker liftings, we estimate three to four liftings per year.  Physical production for the quarter produced, but not lifted, is recorded into deferred revenues.  Alba’s most recent lifting occurred on July 4, 2014, as a result, sales, revenues and income for the July lifting will be reflected in the third quarter.  A similar situation occurred in the third quarter of 2013 when there was no Alba lifting.

Net loss to common stockholders for the six months ended months ended June 30, 2014 was $82.5 million, or $1.63 per share, compared to $28.8 million, or $0.61 per share, for the same period in 2013.  The change in the net loss to common stockholders for these periods was primarily due to the timing of liftings at the Alba field, higher gains on unrealized foreign currency exchange in 2013, increased depreciation, depletion and amortization (“DD&A”) related to the increased U.K. accretion expense, the litigation settlement expense in 2014, and an increase in interest expense from our debt agreements and Monetary Production Payment; partially offset by initial production from Rochelle, lower impairments of oil and gas properties and decreased expenses related to reimbursement agreements covering certain of our abandonment liabilities.

Net loss to common shareholders for the second quarter of 2014 increased to $37.1 million, or $0.72 per share, compared to $14.3 million or $0.30 per share for the same period in 2013 primarily due to the timing of liftings at the Alba field and increased interest expense related to the Monetary Production Payment.

In addition to our operations, our net income can be affected by various non-cash items, such as impairments, derivative transactions, and loss on extinguishment of debt.  Net loss, as adjusted, which excludes these non-cash items, for the second quarter 2014 was $38.7 million as compared to net loss, as adjusted of $12.6 million for the same period in 2013.  The increase in net loss, as adjusted is primarily due to the lack of liftings at the Alba field and increased interest expense.

Endeavour International Corporation

Adjusted EBITDA decreased to $26.9 for the six months ended June 30, 2014 from $82.2 million for the same period in 2013.  The decrease in Adjusted EBITDA was due to decreased revenues related to the Alba field’s lifting schedule, partially offset by increased production from the Rochelle field and decreased expenses related to reimbursement agreements covering certain of our abandonment liabilities.

Our cash flows provided by operating activities decreased to $59.9 million for the six months ended June 30, 2014 as compared to cash flows provided by operating activities of $71.6 million for the same period in 2013.  The change was primarily due to increased payments for abandonment obligations and the timing of receipts related to increased revenues partially offset by increased operating expenses and interest expense.

For definitions of net loss, as adjusted and Adjusted EBITDA, and a reconciliation of each to the nearest comparable GAAP measure, please see “Reconciliation of Non-GAAP Measures.”

Revenue and Sales Volume

Our physical daily production was 12,879 boe and 9,498 boe for the second quarter of 2014 and 2013, respectively, and 11,169 boe and 9,427 boe for the six months ended June 30, 2014 and 2013, respectively.  Physical production for the quarter exceeded the revised guidance range of 10,500 – 11,500 boed we had previously announced on June 10, 2014.

For the second quarter of 2014 and 2013, we had sales volume of 7,424 boed and 14,497 boed, respectively and 9,269 boed and 10,862 boed for the six months ended June 30, 2014 and 2013, respectively.  Our revenues decreased from $126.2 million during the three months ended June 30, 2013 to $44.9 million in the same period in 2014.  For the six months ended June 30, 2014, our revenues decreased to $139.0 million, compared to $183.8 for the same period in 2013.  The decrease in sales volumes and revenue is primarily a result of the timing of 2014 liftings at the Alba field discussed previously, partially offset by initial production at the Rochelle field.

The Rochelle field produces natural gas and liquids (including standardized crude oil) through the Scott platform, in which we have no ownership interest.  In late March 2014, Rochelle production was shut-in due to an unplanned shutdown of the Scott platform.  Rochelle production resumed during April 2014, but this unanticipated downtime negatively affected our production rates, revenue and results of operations for the first and second quarter of 2014, as well as our near-term liquidity.  The W1 well was returned to production during May 2014 and for the first time at Rochelle, both the E1 and W1 development wells were producing simultaneously.  As a result, the field has subsequently produced at rates of greater than a 100 mcfed for 32 days during the second quarter.

We record oil revenues when deliveries have occurred and legal ownership of the oil transfers to the customer.  While certain of our U.K. oil fields produce into pipelines and thereby allow us to record revenue each month, the remaining fields, including the Alba field, are dependent upon tanker liftings to deliver oil production to the buyers.  For certain of our U.K. fields, including

Endeavour International Corporation

the Alba field and liquids at the Rochelle field, we sell production on a monthly basis, although the production remains in the field’s storage tanks until the tanker lifting.  The inventory associated with these sales remains on our balance sheet and the revenue is deferred until the production is delivered out of our storage tanks.  While the timing of tanker liftings affect when we record revenue, physical production and cash receipts are unaffected.

We may utilize financial commodity derivatives, negotiated pricing in our marketing contracts and forward sales to achieve a more predictable cash flow by reducing our exposure to price fluctuations.  At June 30, 2014, we had the following floors and ceilings embedded within our marketing contracts and forward sales:

	Third	Fourth
	Quarter	Quarter
Oil:	2014	2014
Volumes (mbbl)	481	449
Weighted Average Ceiling Price ($/bbl)	$106.77	$106.06
Weighted Average Floor Price ($/bbl)	101.79	101.96

Endeavour International Corporation

The following table shows our average sales volumes and realized sales prices for our operations for the periods presented.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2014	2013	2014	2013
Sales volume: (1)
Oil and condensate sales (mbbls):
United Kingdom	255	1,205	1,087	1,713
United States	-	1	-	1
Total	255	1,206	1,087	1,714

Gas sales (mmcf):
United Kingdom	2,109	15	2,694	26
United States	415	667	846	1,489
Total	2,524	682	3,540	1,515

Oil equivalent sales (mboe):
United Kingdom	606	1,207	1,536	1,717
United States	70	112	141	249
Total	676	1,319	1,677	1,966

Total boed	7,424	14,497	9,269	10,862

Physical production volume (boed): (1)
United Kingdom	12,079	8,083	10,351	7,973
United States	800	1,415	818	1,454
Total	12,879	9,498	11,169	9,427

Realized Price, before and after derivatives :
United Kingdom:
Oil and condensate price ($ per bbl)	$106.34	$102.68	$104.19	$104.37
Gas price ($ per mcf)	$7.62	$8.19	$8.19	$8.06
Equivalent oil price ($ per boe)	$71.17	$102.57	$88.10	$104.23

United States:
Oil and condensate price ($ per bbl)	$97.33	$85.46	$98.67	$88.19
Gas price ($ per mcf)	$4.07	$3.40	$4.30	$3.22
Equivalent oil price ($ per boe)	$24.85	$20.72	$26.01	$19.49

Total:
Oil and condensate price ($ per bbl)	$106.32	$102.67	$104.19	$104.37
Gas price ($ per mcf)	$7.03	$3.50	$7.26	$3.30
Equivalent oil price ($ per boe)	$66.40	$95.64	$82.87	$93.51
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

Our revenues, profitability and cash flow depend upon production efficiencies of facilities we do not control and the prices and demand for oil and gas and are subject to numerous operational and financial risks, some of which are beyond our control.  The markets for these commodities are volatile, and even relatively modest drops in prices can significantly affect our financial results and impede our growth.

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

Expenses

For the second quarter of 2014, operating expenses decreased to $6.8 million as compared to $38.1 million for the same period in 2013.  For the six months ended June 30, 2014 and 2013, operating expenses were $34.0 million and $55.6 million, respectively.  This decrease was primarily the result of reduced operating expenses associated with lack of lifting volumes at Alba.  Due to the decrease in operating expenses, operating costs per boe decreased from $28.88 per boe for the second quarter of 2013 to $10.14 per boe for the same period in 2014.

DD&A expense decreased to $32.3 million from $51.9 million for the second quarter of 2014 and 2013, respectively.  This decrease was due to decreased sales volumes primarily offset by increased accretion expense related to our decommissioning obligations and an increase in the DD&A rate on our U.K. properties.  DD&A expense increased to $77.2 million from $74.9 million for the six months ended June 30, 2014 and 2013, respectively.  Accretion expense increased to $6.5 million from $5.8 million for the second quarter of 2014 and 2013, respectively, and $12.6 million from $11.4 million for the six months ended June 30, 2014 and 2013, respectively.

For the second quarter of 2014, the prices used in the full cost ceiling test for our U.S. properties were $100.27 per barrel for oil and $4.09 per mcf for gas.  We did not record an impairment related to our U.S. properties for the second quarter of 2014.    Prices used for the same period in 2013 were $91.60 per barrel for oil and $3.46 per mcf for gas and no impairment was recorded.

For the second quarter of 2014, the prices used in the full cost ceiling test for our U.K. properties were $108.64 per barrel for oil and $9.65 per mcf for gas.  We have not recorded any impairment

Endeavour International Corporation

related to our U.K. properties.  Prices used in 2013 for the same period were $107.58 per barrel for oil and $10.24 per mcf for gas.

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

General and administrative (“G&A”) expenses increased to $5.2 million for the second quarter of 2014 as compared to $4.9 million for the same period in 2013 as a result of lower amounts recovered from our joint interest partners, partially offset by a decrease in employee compensation expense resulting from the organizational changes and closure of our London offices that occurred in late 2013.  For the six months ended June 30, 2013, G&A expenses decreased from $10.1 million at June 30, 2014, compared to $10.4 for the same period in 2013.  Components of G&A expenses for these periods are as follows:

(Amounts in thousands)	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2014	2013	2014	2013
Compensation	$3,338	$4,597	$7,250	$10,988
Consulting, legal and accounting fees	2,289	2,369	4,703	4,938
Amounts recovered from joint interest partners	(172)	(3,967)	(156)	(5,054)
Other expenses	1,132	2,149	1,615	3,122
Total gross cash G&A expenses	6,587	5,148	13,412	13,994

Non-cash stock-based compensation	1,611	1,517	2,745	3,207
Gross G&A expenses	8,198	6,665	16,157	17,201
Less: capitalized G&A expenses	(2,958)	(1,783)	(6,068)	(6,837)
Net G&A expenses	$5,240	$4,882	$10,089	$10,364

As discussed in “Liquidity and Capital Resources,” we completed several financing transactions during the first quarter that have had a significant impact on our interest expense.  Interest expense increased to $31.4 million for the second quarter of 2014 as compared to $24.4 million for the corresponding period in 2013, primarily due to additional interest resulting from the issuance of the Monetary Production Payment in mid-2013 and lower capitalized interest in 2014 as our significant development projects have been completed, partially offset by the lower interest rate from the Term Loan Facility versus the Revolving Credit Facility.  For the six months ended June 30, 2014, interest expense increased to $62.9 as compared to $45.9 for the corresponding period in 2013.  This increase was primarily due to the additional interest expense discussed above.  We capitalize a portion of interest as a result of our drilling activity.  As the development work at Bacchus and Rochelle has been completed, the amount of interest we capitalize related to these projects has decreased.  The components of interest expense are as follows:

Endeavour International Corporation

(Amounts in thousands)	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2014	2013	2014	2013

Interest expense on debt outstanding	$27,172	$26,781	$54,502	$50,954
Amortization of loan costs and discount	6,671	5,257	13,376	8,695
Gross interest expense	33,843	32,038	67,878	59,649

Less: capitalized interest	(2,412)	(7,591)	(4,970)	(13,764)

Interest expense	$31,431	$24,447	$62,908	$45,885

For the six months ended June 30, 2014 and 2013, we had non-cash interest expense, including amortization of loan costs and discount, of $17.2 million and $12.1 million, respectively.

Letter of credit fees were $2.3 million, $7.1 million for the second quarter of 2014 and 2013,  $6.1 million and $18.5 million, for the six months ended June 30, 2014 and 2013, respectively.  The letter of credit fees are expenses related to our reimbursement agreements covering certain of our abandonment liabilities.  The decrease in the letter of credit fees was primarily due to the lower rates and financing costs of our Combined Procurement Agreement versus the previous agreements.

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

Other income (expense) decreased to $(1.4) million during the six months ended June 30, 2014 as compared to $(2.1) million for the corresponding period in 2013.  For the six months ended June 30, 2014, other income (expense) increased to $(3.4) million compared to $(2.0) million in 2013.  The changes in other income (expense) are primarily attributable to transaction costs related to our litigation with SM Energy.

Income Taxes

The following summarizes the components of tax expense (benefit):

Endeavour International Corporation

(amounts in thousands)	U.K.	U.S.	Other	Total
Six Months Ended June 30, 2014:
Net loss before taxes	$(37,089)	$(37,966)	$(3,332)	$(78,387)

PRT tax current expense	11,234	-	-	11,234
PRT tax deferred benefit	(7,266)	-	-	(7,266)
PRT tax expense	3,968	-	-	3,968

Corporate current expense	(126)	-	-	(126)
Corporate deferred benefit	(685)	-	-	(685)
Corporate tax expense (benefit)	(811)	-	-	(811)

Total tax expense	3,157	-	-	3,157
Net loss	$(40,246)	$(37,966)	$(3,332)	$(81,544)

Six Months Ended June 30, 2013:
Net income (loss) before taxes	$10,139	$(22,761)	$(3,121)	$(15,743)

PRT tax current expense	14,646	-	-	14,646
PRT tax deferred benefit	(7,438)	-	-	(7,438)
PRT tax expense	7,208	-	-	7,208

Corporate current expense	-	-	-	-
Corporate deferred benefit	4,981	-	-	4,981
Corporate tax expense (benefit)	4,981	-	-	4,981

Total tax expense	12,189	-	-	12,189
Net loss	$(2,050)	$(22,761)	$(3,121)	$(27,932)

(1)	The current tax expense (benefit) in both 2014 and 2013 is related to Petroleum Revenue Tax on our Alba field in the U.K.

The change in income tax expense (benefit) from $12.2 million to $3.2 million for the six months ended months ended June 30,  2013 and 2014, respectively, was primarily the result of decreased income in the U.K. due to the fewer liftings and revenues at Alba, greater losses related to currency impacts on our decommissioning obligations and greater interest expense.

In the second quarter of 2014 and 2013, we did not record any income tax benefits in the U.S., as there was no assurance that we could generate any U.S. taxable earnings, resulting in a full valuation allowance against the deferred tax assets generated.

Reconciliation of Non-GAAP Measures

Net income can be significantly affected by various non-cash items, such as unrealized gains and losses on our commodity derivatives, currency impact of long-term liabilities and deferred taxes.  Given the significant impact that non-cash items may have on our net income, we use various

Endeavour International Corporation

measures in addition to net income and net cash provided by operating activities, including non-financial performance indicators and non-GAAP measures, such as net income (loss), as adjusted and Adjusted EBITDA, as key metrics to manage our business.  These metrics demonstrate our ability to maintain or grow production levels and reserves, internally fund capital expenditures and service debt as well as provide comparisons to other oil and gas exploration and production companies.  We define “net income (loss), as adjusted” as net income (loss), without the effect of impairments, derivative transactions, loss on extinguishment of debt and litigation settlement expense.  We define “Adjusted EBITDA” as net income (loss) before interest, taxes, depreciation, depletion and amortization adjusted for impairments, derivatives transactions, loss on extinguishment of debt and litigation settlement expense.  These measures are internal, supplemental measures of our performance that are not required by, or presented in accordance with GAAP.  The calculations of these non-GAAP measures and the reconciliation of net income (loss) to these non-GAAP measures are provided below.

We view these non-GAAP measures, and we believe that others in the oil and gas industry, securities analysts, investors, and other interested parties view these, or similar, non-GAAP measures, as commonly used analytic indicators to compare performance among companies in our industry and in the evaluation of issuers.

Because net income (loss), as adjusted and Adjusted EBITDA are not measures determined in accordance with GAAP and thus are susceptible to varying calculations, they may not be comparable to similarly titled measures of other companies.  Net income (loss), as adjusted and Adjusted EBITDA have limitations as analytical tools, and you should not consider these measures in isolation, or as a substitute for analysis of our financial statement data presented in the condensed consolidated financial statements as reported under GAAP.

Endeavour International Corporation

Provided below are reconciliations of net loss to net loss, as adjusted and Adjusted EBITDA:

(Amounts in thousands)	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2014	2013	2014	2013
Net loss	$(36,673)	$(13,885)	$(81,544)	$(27,932)
Impairment of oil and gas properties (net of tax) (1)	-	-	-	3,534
Unrealized gains (losses) on derivatives (net of tax) (2)	(2,010)	1,277	(4,669)	(303)
Loss on early extinguishment of financing agreements (net of tax) (3)	-	-	1,220	-
Litigation settlement expense (net of tax) (1)	-	-	19,034	-

Net Loss as Adjusted	$(38,683)	$(12,608)	$(65,959)	$(24,701)

Net loss	$(36,673)	$(13,885)	$(81,544)	$(27,932)
Unrealized gains on derivatives	(2,010)	1,277	(4,669)	(303)
Net interest expense	31,425	24,427	62,892	45,849
Letter of credit fees	2,270	7,128	6,059	18,508
Depreciation, depletion and amortization	32,251	51,923	77,220	74,870
Impairment of oil and gas properties	-	-	-	3,534
Loss on early extinguishment of financing agreements	-	-	3,543	-
Litigation settlement expense	-	-	19,034	-
Income tax expense (benefit)	(412)	11,281	3,157	12,189

Adjusted EBITDA	$26,851	$82,151	$85,692	$126,715

(1)	We recognized no tax benefits as there was no assurance that we could generate any U.S. taxable earnings.
(2)	Since the unrealized gains on derivatives were related to liabilities other than the U.K., we recognized no tax benefits as there was no assurance that we could generate any taxable earnings.
(3)	Net of tax expense of none, none, $2,323 and none, respectively.

Liquidity and Capital Resources

The following table summarizes our net cash flows from operating, investing and financing activities for the periods indicated.  For additional details regarding the components of our primary cash flow amounts, see the Condensed Consolidated Statements of Cash Flows under Item 1 of this report.

Endeavour International Corporation

(amounts in thousands)	Six Months Ended June 30,
	2014	2013

Net cash provided by operating activities	$59,930	$71,611
Net cash used in investing activities	$(27,865)	$(108,786)
Net cash provided by financing activities	$16,402	$108,780

The net cash flows used in operating activities are primarily impacted by the earnings from our business activities.  The cash flows provided by operating activities were $59.9 million for the six months ended months ended June 30, 2014 as compared to $71.6 million provided by operating activities for the six months ended months ended June 30, 2013, primarily due to decreased revenues as a result of no second quarter liftings at our Alba field and increased interest expense, partially offset by decreased operating expenses which were also a result of the lack of liftings at Alba.

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
•

Forward Sale Agreements:  In February and September 2013, and May 2014, we entered into forward sale agreements with one of our established purchasers of approximately $22.5 million each in return for a specified volume of crude oil in excess of 200,000 barrels from our U.K. North Sea production.  The first forward sale commitment was fulfilled in June 2013; the second forward sale commitment was fulfilled in March 2014;and the third forward sale commitment will be fulfilled during the fourth quarter of 2014.

Endeavour International Corporation

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

Our equity issuances for the first quarter of 2014 were as follows:

•	February 2014: an issuance of 2.9 million shares of our common stock and 0.7 million of warrants, as related to the Securities Purchase Agreement; and
•	April 2014: an issuance of 2.1 million of warrants, as related to our litigation settlement.

Certain of our outstanding debt instruments contain certain financial ratio covenants.  We were in compliance with all financial covenants in our debt obligations as of June 30, 2014 and December 31, 2013.

Drilling Program

Our capital expenditures were as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(Amounts in thousands)	2014	2013	2014	2013

Direct Oil & Gas Capital Expenditures:
U.K.	$10,554	$64,352	$20,773	$97,508
U.S	1,072	2,331	2,197	2,945
	11,626	66,683	22,970	100,453

Capitalized G&A, Interest and Other	5,285	9,098	10,952	20,471

Asset Retirement Obligations	-	(7,668)	4,788	(3,511)

Total Capital Expenditures	$16,911	$68,113	$38,710	$117,413

Asset Retirement Obligations Paid	$4,054	$9,382	$20,601	$14,268

Endeavour International Corporation

United Kingdom Capital Program

During 2013, our capital program was focused on two large projects in the North Sea, the Bacchus and Rochelle fields, as well as infill drilling at Alba.  With the completion of the development projects, our 2014 capital expenditures will be shifting to maintenance and infill drilling as discussed below.

Alba

In April 2013, operations commenced on a three-well infill drilling program at the Alba field.  The first two development wells were completed by August 2013, just prior to the shutdown for the planned maintenance program from mid-August to mid-September 2013.  Following the shutdown, the operator identified that the water injection pipeline supplying pressure to the southern area of the field had ruptured, causing a portion of the southern region to be shut-in.  The Alba 2013 exit rate was 18,500 barrels per day gross, below the levels expected from the field.  Partial subsea water injection was restored in April 2014 allowing one well to be returned to production.  The permanent replacement of the pipeline is expected in the first half of 2015.  The 2013 infill drilling campaign recommenced in November 2013 with an additional well that began producing in April 2014.  The next development well’s first production is expected in August 2014.  An additional development well is also scheduled to commence before the end of 2014.

Bacchus

Drilling of the third well at Bacchus began in April 2013 and was completed in July 2013. The 2013 production exit rate at the field was over 10,000 barrels per day gross.  During the third quarter of 2013, a new 3D seismic survey was shot over the Bacchus field to gain additional understanding of field performance and identify additional Bacchus development opportunities.  Consistent with the original development plans, the first well was planned to be turned into a water injector during the second quarter of 2014.  However, this has been delayed due to technical issues with the well.  Currently, we  are unsure of the ultimate timing of the water injection phase of the field development plan.  Production from the field is expected to continue to decline in line with our estimates until additional development opportunities are undertaken.

Rochelle

At the Rochelle field, in February 2013, following a severe storm lasting several days, we performed a routine inspection of the conductor, wellhead and blow out preventer systems which revealed that a non-uniform hole had been formed around the conductor.  As a result of this finding, the East Rochelle E1 was plugged and abandoned in August 2013.  An insurance claim to recover certain abandonment and redrill costs was settled in June 2014 for proceeds of $12.6 million.

Drilling began on the West Rochelle W1 well in the first quarter of 2013 and it was completed and flow tested in June 2013.    Following the Scott Platform shutdown from July 11 to September 5, 2013, first production from Rochelle started on October 23, 2013 from the West Rochelle W1

Endeavour International Corporation

well. Production was ramped up to 65-70 mmcf of gas per day with an additional 2,500-3,000 barrels per day of liquids, 6,000-7,000 boe net to our working interest in the field.

By January 2014, both the E2 and W1 development wells at Rochelle were fully completed and tied-in to the production manifolds.  As part of the final installation and start-up of the E2 well, the W1 well was shut-in.  During the well start-up procedure, a valve on the outlet side of the East Rochelle production manifold was stuck in the “shut” position.  An attempt to open the valve manually was unsuccessful and the operator secured an intervention vessel to open the valve.  The valve was successfully opened in February 2014, and the E2 well commenced production on February 28, 2014.

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

In the Pennsylvania Marcellus, Endeavour successfully completed hydraulic fracture stimulations of the C-13, C-14 and C-20 horizontal wells.  The operation included more than double the number of frac stages on the longest laterals to date, relative to previous wells.  The wells will be tied into a new third-party pipeline later this year being commissioned by EQT Corporation that allows firm capacity of up to 10 MMCF/D, with potential for future expansion.

In the Piceance Basin Rim play in Northwest Colorado, Endeavour has two projects targeting liquids-rich Niobrara and Frontier objectives.  The Company has formed two federal units and has plans to drill initial horizontal tests in the Niobrara target zone by late summer/early fall.  The first of those wells is the Wiley 23-3-97 H1 horizontal well in Rio Blanco County which is scheduled to spud in mid-July.  Endeavour has leasehold and drilling options on 40,000 gross acres and 27,000 net acres.

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

Decommissioning Expenditures

Production from each of our Ivanhoe, Rob Roy, Hamish (collectively, “IVRRH”), Renee, Rubie and Goldeneye fields has ceased and we have performed maintenance and decommissioning activities over the last several years.  We expect to incur approximately $50 million in decommissioning charges during 2014.  For the six months ended months ended June 30, 2014, we spent $20.6 million in decommissioning costs.

Third Quarter Production Guidance

Considering the anticipated downtime at the Rochelle field and continued restricted rates at Alba, average daily production volumes are expected to be in the range of 9,500 – 10,500 boepd during the third quarter of 2014.

Disclosures About Contractual Obligations and Commercial Commitments

The following table sets forth our obligations and commitments to make future payments under our lease agreements and other long-term obligations as of June 30, 2014:

Endeavour International Corporation

(Amounts in thousands)	Payments due by Period
	Total	Less than 1 Year	1-3 Years	3-5 Years	After 5 Years
Long-term debt (1):
Principal	$913,169	$2,131	$238,902	$672,136	$-
Interest (2)	314,121	85,339	171,828	56,954	-
Monetary production payment (1):
Principal	155,833	125,833	30,000	-	-
Effective interest	15,420	14,387	1,033	-	-
Asset retirement obligations	171,364	49,823	56,227	499	64,815
Letter of credit fees (1)	25,278	7,380	14,761	3,137	-
Leases for offices and equipment	2,773	1,031	1,742	-	-

Total Contractual Obligations	$1,597,958	$285,924	$514,493	$732,726	$64,815

(1)	Our debt, monetary production payment and letter of credit fees reflect the amounts outstanding as of June 30, 2014.
(2)	Interest on our 7.5% convertible bonds is added to the outstanding principal balance each quarter and reflected as due upon maturity.

Off-Balance Sheet Arrangements

Our reimbursement agreements related to abandonment liabilities are off-balance sheet arrangements and cover $90 million of our abandonment liabilities for certain of our U.K. oil and gas properties. Under these agreements, unaffiliated third parties pledged cash to secure letters of credit covering certain of our abandonment liabilities and we agreed to reimburse the pledged cash in the event that the letters of credit are drawn and pledged cash is utilized to satisfy the commitment.  We have no cash collateral associated with the reimbursement agreements and the commitments under the reimbursement agreements are not recorded as liabilities.  The associated abandonment obligations are recorded in other long-term liabilities as part of our asset retirement obligations.  Fees and expenses related to the reimbursement agreements are included in other expenses on our condensed consolidated statement of operations.

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

(ii)	that our disclosure controls and procedures were effective as of June 30, 2014.

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

Endeavour International Corporation

3.2(a)		Amended and Restated Bylaws (Incorporated by reference to Exhibit 3.2 of our Annual Report on Form 10-K (Commission File No. 001-32212) for the year ended December 31, 2012).
3.2(b)		Amendment to Amended and Restated Bylaws dated May 22, 2013 (Incorporated by reference to Exhibit 3.1 of our Current Report on Form 8-K (Commission File No. 001-32212) filed on May 23, 2013).
10.1		Endeavour International Corporation 2014 Long-Term Incentive Plan (Incorporated by reference to Appendix B to the Company’s definitive proxy statement on Schedule 14A filed on April 17, 2014).
10.2	*	Warrant Agreement for the Purchase of Shares of Common Stock between Endeavour International Corporation and SM Energy Company dated April 16, 2014.
31.1	*	Certification of William L. Transier, Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	*	Certification of Catherine L. Stubbs, Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	*	Certification of William L. Transier, Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	*	Certification of Catherine L. Stubbs, Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	*	XBRL Instance Document.
101.SCH	*	XBRL Taxonomy Extension Schema Document.
101.CAL	*	XBRL Taxonomy Extension Calculation Linkbase.
101.DEF	*	XBRL Taxonomy Extension Definition Linkbase.
101.LAB	*	XBRL Taxonomy Extension Label Linkbase.
101.PRE	*	XBRL Taxonomy Extension Presentation Linkbase.

*		Filed or furnished (in the case of Exhibits 32.1 and 32.2) with this Form 10-Q.
†		Management contracts and compensatory plans or arrangements.

Endeavour International Corporation

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Endeavour International Corporation

Date: August 7, 2014	/s/ Catherine L. Stubbs
Catherine L. Stubbs
Senior Vice President and
Chief Financial Officer
(Principal Financial Officer)