Form 10-Q
period 2014-09-30
ENDEAVOUR INTERNATIONAL CORP
filed 2014-11-12
CIK 1112412

United States Securities and Exchange Commission

Washington, D.C. 20549

Form 10-Q

(Mark One)

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarterly Period Ended September 30, 2014

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

As of November 5, 2014, 53.0 million shares of the registrant’s common stock were outstanding.

Quantities of natural gas are expressed in this report in terms of thousand cubic feet (mcf), million cubic feet (mmcf) or million British thermal unit (Mmbtu).  Oil, which includes natural gas liquids, is quantified in terms of barrels (bbls) and thousands of barrels (mbbls).  Natural gas and oil are compared in terms of barrels of oil equivalent (boe), thousand barrels of oil equivalent (mboe) or million barrels of oil equivalent (mmboe) or thousand cubic feet equivalent (mcfe) and million cubic feet equivalent (mmcfe).  Daily volumes are expressed as barrels of oil equivalent (boed) or million cubic feet (mmcfd).  One barrel of oil is the energy equivalent of six mcf of natural gas. This is a physical correlation and does not reflect a value or price relationship between the commodities.  With respect to information relating to our working interest in wells or acreage, “net” oil and natural gas wells or acreage is determined by multiplying gross wells or acreage by our working interest therein.  References to number of potential well locations are gross, unless otherwise indicated.

References to “GAAP” refer to U.S. generally accepted accounting principles.

Part I:  Financial Information

Item 1:  Financial Statements

Endeavour International Corporation

Condensed Consolidated Balance Sheets

(Amounts in thousands)

	September 30,	December 31,
	2014	2013
	(unaudited)
Assets
Current Assets:
Cash and cash equivalents	$97,745	$34,742
Accounts receivable	33,881	64,993
Prepaid expenses and other current assets	90,100	60,496
Total Current Assets	221,726	160,231

Property and Equipment, Net ($390,504 and $368,660 not subject to
amortization at September 30, 2014 and December 31, 2013, respectively)	1,018,289	1,072,151
Goodwill	-	259,238
Restricted Cash, Long-Term Portion	89,533	-
Other Assets	13,059	33,222

Total Assets	$1,342,607	$1,524,842

See accompanying notes to condensed consolidated financial statements.

Endeavour International Corporation

Condensed Consolidated Balance Sheets

(Amounts in thousands)

	September 30,	December 31,
	2014	2013
	(unaudited)
Liabilities and Stockholders’ Equity
Current Liabilities:
Accounts payable	$27,636	$38,033
Accrued interest	40,732	29,512
Current maturities of debt	776,151	-
Deferred revenue	33,931	20,965
Monetary Production Payments, current portion	-	74,167
Accrued expenses and other	61,370	59,113
Total Current Liabilities	939,820	221,790

Long-Term Debt	431,200	870,878
Deferred Taxes	151,177	146,213
Monetary Production Payments, long-term portion	-	92,500
Other Liabilities	111,700	131,370
Total Liabilities	1,633,897	1,462,751

Commitments and Contingencies

Series C Convertible Preferred Stock:
Series C preferred stock - Liquidation preference: $14,800 and $37,000
at September 30, 2014 and December 31, 2013, respectively	17,481	43,703

Stockholders’ Equity (Deficit):
Series B preferred stock - Liquidation preference: $3,864 and $3,745
at September 30, 2014 and December 31, 2013, respectively	-	-
Common stock; shares issued and outstanding – 53,016 and 46,981
at September 30, 2014 and December 31, 2013, respectively	53	47
Additional paid-in capital	560,004	510,062
Treasury stock, at cost - 72 and 72 shares at September 30, 2014
and December 31, 2013, respectively	(587)	(587)
Accumulated deficit	(868,241)	(491,134)
Total Stockholders’ Equity (Deficit)	(308,771)	18,388

Total Liabilities and Stockholders’ Equity	$1,342,607	$1,524,842

See accompanying notes to condensed consolidated financial statements.

Endeavour International Corporation

Condensed Consolidated Statements of Operations

(Unaudited)

(Amounts in thousands)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2014	2013	2014	2013
Revenues	$86,445	$36,901	$225,466	$220,738

Cost of Operations:
Operating expenses	28,874	16,358	62,891	71,951
Depreciation, depletion and amortization	46,248	18,596	123,468	93,466
Impairment of oil and gas properties	-	6,032	-	9,566
Goodwill impairment loss	259,238	-	259,238	-
General and administrative	4,152	3,913	14,240	14,276
Total Expenses	338,512	44,899	459,837	189,259

Income (Loss) From Operations	(252,067)	(7,998)	(234,371)	31,479

Other Income (Expense):
Unrealized gains on derivatives	5,987	855	10,656	1,158
Interest expense	(31,178)	(26,461)	(94,086)	(72,346)
Letter of credit fees	(2,249)	(7,274)	(8,308)	(25,782)
Financing and transaction costs	(4,957)	(2,252)	(8,198)	(5,148)
Loss on early extinguishment of financing agreements	(30,717)	-	(34,259)	-
Litigation settlement expense	-	-	(19,034)	-
Unrealized gain (loss) on foreign currency exchange	8,684	(10,793)	2,900	38
Other income (expense)	252	(292)	68	643
Total Other Income (Expense)	(54,178)	(46,217)	(150,261)	(101,437)

Loss Before Income Taxes	(306,245)	(54,215)	(384,632)	(69,958)

Petroleum Revenue Tax ("PRT") Expense (Benefit)	(2,888)	(5,785)	1,080	1,423
Corporate Tax Benefit	(9,100)	(8,545)	(9,911)	(3,564)
Total Tax Benefit	(11,988)	(14,330)	(8,831)	(2,141)

Net Loss	(294,257)	(39,885)	(375,801)	(67,817)

Preferred Stock Dividends	395	456	1,306	1,367

Net Loss to Common Stockholders	$(294,652)	$(40,341)	$(377,107)	$(69,184)

Net Loss per Common Share:
Basic and Diluted	$(5.64)	$(0.86)	$(7.37)	$(1.47)

Weighted Average Number of Common Shares Outstanding:
Basic and Diluted	52,276	47,092	51,158	47,082

See accompanying notes to condensed consolidated financial statements.

Endeavour International Corporation

Condensed Consolidated Statements of Cash Flows

(Unaudited)

(Amounts in thousands)

	Nine Months Ended
	September 30,
	2014	2013
Cash Flows from Operating Activities:
Net loss	$(375,801)	$(67,817)
Adjustments to reconcile net loss to net cash
provided by operating activities:
Depreciation, depletion and amortization	123,468	93,466
Impairment of oil and gas properties	-	9,566
Goodwill impairment loss	259,238	-
Deferred tax benefit	(16,604)	(17,262)
Unrealized gains on derivatives	(10,656)	(1,158)
Amortization of non-cash compensation	2,993	2,352
Amortization of loan costs and discount	19,785	15,330
Non-cash interest expense	5,790	5,246
Loss on early extinguishment of financing agreements	22,708	-
Litigation settlement expense	14,034	-
Other	(1,152)	10,192
Changes in operating assets and liabilities:
Decrease in receivables	31,112	21,685
(Increase) decrease in other current assets	11,500	(3,226)
Decrease in liabilities	(30,246)	(13,587)
Net Cash Provided by Operating Activities	56,169	54,787

Cash Flows From Investing Activities:
Capital expenditures	(73,992)	(178,773)
Proceeds from sale of oil and gas interests	1,352	-
Proceeds from insurance settlement	12,606	-
Increase in restricted cash	(89,533)	-
Net Cash Used in Investing Activities	(149,567)	(178,773)

Cash Flows From Financing Activities:
Repayments of borrowings	(240,163)	-
Borrowings under debt agreements, net of debt discount	571,825	-
Proceeds from issuance of common stock	12,396	-
Proceeds from issuance of Monetary Production Payments	-	150,000
Repayments of Monetary Production Payments	(166,667)	(4,167)
Financing costs paid	(19,803)	(19,427)
Other financing	(1,187)	(1,248)
Net Cash Provided by Financing Activities	156,401	125,158

Net Increase in Cash and Cash Equivalents	63,003	1,172
Cash and Cash Equivalents, Beginning of Period	34,742	59,185

Cash and Cash Equivalents, End of Period	$97,745	$60,357

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

Voluntary Reorganization under Chapter 11

On September 2, 2014, the Company announced that it had decided not to pay approximately $33.5 million in interest due on September 2, 2014 on its 12% First Priority Notes due March 2018 (“First Priority Notes”), 12% Second Priority Notes due June 2018 (“Second Priority Notes”) and 6.5% Convertible Senior Notes due November 2017 (“6.5% Convertible Senior Notes”).  Under the term of the indentures for the First Priority Notes, Second Priority Notes and 6.5% Convertible Senior Notes, there was a 30-day grace period during which the Company could elect to make the interest payment and cure any potential event of default for non-payment.

On September 30, 2014, the Company entered into forbearance agreements (the “Forbearance Agreements”) with holders of a majority of its debt as to which the interest payment was not made. Under the terms of the Forbearance Agreements, the holders agreed to forbear from exercising remedies against the Company arising from the failure by the Company to pay (following the passing of the 30-day grace period that ended on October 1, 2014) the September 2, 2014 interest payments due.  The forbearance period, initially scheduled to expire on October 7, 2014, was subsequently extended to October 10, 2014.

Subsequent to the close of the third quarter of 2014, on  October 10, 2014, the Company announced that it reached agreements with holders of more than two-thirds of its First Priority Notes, Second Priority Notes and 7.5% Convertible Bonds (see Note 6) and its 6.5% Convertible Senior Notes and 5.5% Convertible Senior Notes (see Note 6 and collectively, “Significant Debt Holders”), in the form of a consensual Restructuring Support Agreement (“RSA”) that, if implemented as proposed, would significantly reduce the Company’s outstanding debt.  The RSA contemplated that the recapitalization of the Company would occur pursuant to a pre-

Endeavour International Corporation

Notes to Condensed Consolidated Financial Statements

(Unaudited)

(Amounts in tables in thousands, except per unit data)

arranged plan of reorganization.  On the same day (the “Petition Date”),  Endeavour and certain of its wholly owned U.S. subsidiaries - Endeavour Operating Corporation, Endeavour Colorado Corporation, Endeavour Energy New Ventures Inc., and END Management Company - and one of its foreign subsidiaries - Endeavour Energy Luxembourg S.a.r.l. (collectively, the “Debtors”) - filed voluntary petitions under Chapter 11 of the United States Bankruptcy Code (the “Bankruptcy Code”) in the United States Bankruptcy Court for the District of Delaware (the “Bankruptcy Court”).  The Chapter 11 cases are being jointly administered by the Bankruptcy Court as Case No. 14-12308 (the “Bankruptcy Cases”).

Since the Petition Date, the Debtors have operated their business as “debtors-in-possession" pursuant to Sections 1107(a) and 1108 of the Bankruptcy Code, which will allow the Company to continue operations during the reorganization proceedings.  Each Debtor will remain in possession of its assets and properties, and its business and affairs will continue to be managed by its directors and officers, subject in each case to the supervision of the Bankruptcy Court.

None of the Company’s direct or indirect subsidiaries or affiliates incorporated in the U.K. has filed under Chapter 11 and none is expected to file for reorganization or protection from creditors under any insolvency or similar law in the U.S. or elsewhere.  Such non-filing subsidiaries and affiliates are called “non-Debtors.”

The RSA provides for several milestones for consummation and implementation of the consensual restructuring:

•	approval of the RSA no later than 35 days after the Petition Date;
•	filing of the plan and disclosure statement with the Bankruptcy Court no later than 45 days after the Petition Date;
•	approval of the disclosure statement by the Bankruptcy Court no later than 90 days after the Petition Date;
•	approval of the restructuring plan no later than 170 days after the Petition Date; and
•	effectuation of the confirmed plan no later than 200 days after the Petition Date.

Pursuant to the agreed upon term sheet of the RSA, the Company’s existing debt and accrued interest will be reduced by approximately $568 million, including the cancellation of all of the Company’s First Priority Notes, Second Priority Notes, 7.5% Convertible Bonds, 5.5% Convertible Senior Notes and 6.5% Convertible Senior Notes.  As consideration for such cancellation, the reorganized Company would issue:

(a)	$262.5 million of new notes to the holders of its First Priority Notes;
(b)	an aggregate of approximately $237.5 million of new convertible preferred shares to holders of its First Priority Notes and Second Priority Notes; and
(c)	new common shares to holders of its Second Priority Notes, 6.5% Convertible Senior Notes, 7.5% Convertible Bonds and 5.5% Convertible Senior Notes.

Endeavour International Corporation

Notes to Condensed Consolidated Financial Statements

(Unaudited)

(Amounts in tables in thousands, except per unit data)

All of the Company’s existing equity securities, including its shares of common stock and preferred stock and warrants, will be cancelled without receiving any distribution.

On the Petition Date, the Company sought, and thereafter obtained, authority to take a broad range of actions, including, among others, authority to pay royalty interests and joint interest billings, certain employee obligations and pre-Petition contractor claims and taxes.  Additionally, other orders were obtained, including adequate assurance of payment to utility companies as well as continued use of cash management systems.

Note 2 – Summary of Significant Accounting Policies

Basis of Presentation and Use of Estimates

The accompanying unaudited condensed consolidated financial statements have been prepared on the accrual basis of accounting in accordance with accounting principles generally accepted in the United States of America (“GAAP”).  On October 10, 2014, the Company filed a voluntary petition under Chapter 11 of the Bankruptcy Code.  The accompanying financial statements do not include any adjustments to reflect the possible future effects on the recoverability of assets or the amounts of liabilities that may result from the outcome of this uncertainty.

In the opinion of management, all normal recurring adjustments considered necessary for a fair presentation have been included in these financial statements.  Certain amounts for prior periods have been reclassified to conform to the current presentation.

US GAAP requires management to use estimates, judgments and assumptions that affect the amounts of assets, liabilities, revenues and expenses reported herein.  While management regularly reviews its estimates, actual results could differ from those estimates.

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

In May 2014, the FASB issued a new standard on revenue recognition.  The new revenue recognition standard provides a five-step analysis of transactions to determine when and how revenue is recognized.  The core principle of the guidance is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services.  The new standard is effective for annual periods beginning after December 31, 2016 and can be adopted either retrospectively to each reporting period or retrospectively with a cumulative-effect adjustment as of the date of adoption.  We are currently evaluating the effect that adopting this guidance will have on our financial position, results of operations or cash flows.

Note 3 –  Property and Equipment

Property and equipment included the following at the dates indicated below:

	September 30,	December 31,
	2014	2013
Oil and gas properties under the full cost method:
Subject to amortization	$1,113,088	$1,084,669
Not subject to amortization:
Incurred in 2014	30,306	-
Incurred in 2013	50,247	52,748
Incurred in 2012	134,016	138,641
Incurred prior to 2012	175,935	177,271
	1,503,592	1,453,329
Computers, furniture and fixtures	8,733	8,734
Total property and equipment	1,512,325	1,462,063

Accumulated depreciation, depletion and amortization	(494,036)	(389,912)

Net property and equipment	$1,018,289	$1,072,151

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

These costs are transferred to the amortization base when it is determined whether or not proved reserves can be assigned to such properties.  This analysis is dependent upon well performance, results of infill drilling, approval of development plans, drilling results and development of identified projects and periodic assessment of reserves.  We expect acquisition costs and exploration costs excluded from amortization to be transferred to the amortization base over the next three years due to a combination of well performance and results of infill drilling relating to currently producing assets and the drilling and development of identified projects.  Because of the nature of offshore oil and gas activities, development activities, including sanctioning and regulatory approvals, may take a significant amount of time to implement.  Even though our expectation is that most costs not subject to amortization are to be transferred to the amortization base over the next three years, it is not uncommon for the cycle times to be longer, particularly in the North Sea.  We have one U.K. field, Columbus, where costs have been excluded from amortization for greater than five years; however, we continue to work on the development planning for the field.

For the three months ended September 30, 2014 and 2013, we capitalized $2.4 million and $7.5 million, respectively, in interest related to exploration and development, primarily related to our U.K. activities.  For the nine months ended September 30, 2014 and 2013, we capitalized $7.4 million and $21.2 million, respectively, in interest related to exploration and development, primarily related to our U.K. activities.

For the three months ended September 30, 2014 and 2013, we capitalized $2.2 million and $3.1 million, respectively, in certain directly related employee costs.  For the nine months ended September 30, 2014, and 2013, we capitalized $8.2 million and $10.0 million, respectively, in certain directly related employee costs.

We did not have an impairment of oil and gas properties through the application of the full cost ceiling test for the three or nine months ended September 30, 2014.  For the three and nine months ended September 30, 2013, we recorded a pre-tax impairment of $6.0 million and $9.6 million, respectively, related to our U.S. oil and gas properties.

For the third quarter of 2014, the prices used for our U.S. impairment analysis were $99.08 per barrel for oil and $4.24 per mcf for gas and our U.K. impairment analysis utilized prices of $107.42 per barrel for oil and $8.90 per mcf for gas.  For the  third quarter of 2013, the prices used for our U.S. impairment analysis were $95.06 per barrel for oil and $3.61 per mcf for gas

Endeavour International Corporation

Notes to Condensed Consolidated Financial Statements

(Unaudited)

(Amounts in tables in thousands, except per unit data)

and our U.K. impairment analysis utilized prices of $108.67 per barrel for oil and $10.51 per mcf for gas.

Note 4 – Goodwill

All of our goodwill is attributable to a single reporting unit.  Although the carrying amount of goodwill is tested annually for impairment, as  a result of a number of factors which occurred during and subsequent to the third quarter of 2013, including our filing under Chapter 11 of the United States Bankruptcy Code, we performed a preliminary goodwill impairment test as of September 30, 2014.

As a result of the preliminary goodwill impairment test, the entire amount of our goodwill, or $259.2 million, was charged to “Goodwill impairment loss” in cost of operations on our condensed consolidated statements of operations for the nine and three months ended September 30, 2014.

Fair value of the reporting unit was determined based on a combination of gross asset value, present value of future cash flows and comparison with comparable trading companies.  The impairment loss is an estimate that is not yet finalized.

Note 5 – Deferred Revenue

For certain of our U.K. fields, we sell production on a monthly basis; however, the production remains in the field’s storage tanks.  The inventory associated with these sales remains on our balance sheet and the revenue is deferred until the production is shipped out of our storage tanks.

In 2013 and 2014, we entered into three separate forward sale agreements with one of our established purchasers for payments of approximately $22.5 million each.  This effectively hedged a portion of production from our U.K. North Sea assets by locking in pricing for in excess of 200,000 barrels of oil, over a six month delivery period for each forward sale transaction.  Payment for two of these agreements was received in the first and third quarters of 2013.  Payment for the 2014 transaction was received in the second quarter of this year.

The 2013 forward sale commitments were fulfilled in June 2013 and March 2014.    The 2014 forward sale commitment is expected to be fulfilled during the fourth quarter of the current year.  The forward sale liabilities are included in deferred revenue until the purchaser takes possession of the product.

Endeavour International Corporation

Notes to Condensed Consolidated Financial Statements

(Unaudited)

(Amounts in tables in thousands, except per unit data)

At September 30, 2014, our deferred revenue was attributable to our fields as follows:

	Amount	Delivery Date

Alba	$11,597	Estimated for Fourth Quarter 2014
Rochelle	5,479	Estimated for Fourth Quarter 2014
Forward Sale	16,855	Estimated for Fourth Quarter 2014

Total	$33,931

Note 6 – Debt Obligations

At September 30, 2014, we had $1,230.2 million in outstanding debt.  Our debt consisted of the following at September 30, 2014 and December 31, 2013:

	September 30,	December 31,
	2014	2013

Senior notes, 12% fixed rate, due 2018	$554,000	$554,000
Convertible senior notes, 5.5% fixed rate, due 2016	135,000	135,000
Convertible bonds, 11.5% until March 31, 2014 and 7.5% thereafter, due 2016	83,746	78,437
Revolving credit facility, 13% fixed rate, due 2014	-	115,163
Convertible senior notes, 6.5% fixed rate, due 2017	17,500	-
Amended term loan facility, variable rate, due 2017	440,000	-
	1,230,246	882,600
Less: debt discount, net of premium	(22,895)	(11,722)
Less: current maturities	(776,151)	-
Long-term debt	$431,200	$870,878

For discussion of the potential impact of our filing under Chapter 11 of the Bankruptcy Code on our debt obligations, see “Note 1 – General.”

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

Term Loan Facility

On January 24, 2014, we entered into a $255 million agreement consisting of a  $125 million senior secured first lien term loan facility (“Term Loan Facility”) and a $130 million Combined Procurement Agreement (see Note 16).  The Term Loan Facility bore quarterly interest of LIBOR plus 7.00% annually (provided LIBOR equals at least 1.25% annually).

The Term Loan Facility matured the earlier of:

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

On September 30, 2014, we repaid the balance outstanding under the Term Loan Facility with proceeds from the Amended Term Loan Facility.  See below.

Amended Term Loan Facility

On September 30, 2014, two wholly-owned subsidiaries, Endeavour International Holding B.V. (“EIH”) and End Finco LLC (“Finco” and collectively, “Borrowers”) entered into an amended and restated credit agreement (the “Amended Credit Agreement”) in respect of our Term Loan

Endeavour International Corporation

Notes to Condensed Consolidated Financial Statements

(Unaudited)

(Amounts in tables in thousands, except per unit data)

Facility.  EIH and Finco are non-Debtors, and as such, the Amended Credit Agreement is not subject to the RSA and related Bankruptcy Cases.

Pursuant to the Amended Credit Agreement, the lenders advanced approximately $440 million in aggregate principal amount of term loans to the Borrowers (“Amended Term Loan Facility”).  The proceeds were used to:

•	repay in full the balance outstanding under the existing Term Loan Facility;
•	repay in full the Monetary Production Payments (See Note 8);
•	repay in full all reimbursement obligations outstanding with respect to the Combined Procurement Agreement (See Note 16);
•	provide cash collateral for the LC Issuance Agreement (See Note 16) and pay related expenses; and
•	provide additional liquidity to the Company.

We deferred financing costs of $10.3 million related to the Amended Term Loan Facility.  The repayments of the Term Loan Facility, Monetary Production Payments and Combined Procurement Agreement included prepayment fees of approximately $3.3 million, $7.8 million and $2.4 million, respectively, and accrued interest of $2.6 million, $3.7 million and $1.9 million, respectively.

Subsequent to the repayment, the Term Loan Facility, Monetary Production Payments and Combined Procurement Agreement were terminated, and all of the associated liens on our collateral obligations were released.  As a result, we wrote off deferred financing costs of $7.6 million and $6.7 million related to the Term Loan Facility and Monetary Production Payments, respectively.  Additionally, we wrote off a debt discount of $1.5 million related to the Term Loan Facility and charged $1.9 million to loss on foreign currency exchange related to the Combined Procurement Agreement.  All charges related to prepayment fees and write off of deferred financing costs, debt discount and loss on foreign currency exchange are included in other income as “Loss on early extinguishment of financing agreements” in our condensed consolidated statements of operations.

The Amended Term Loan Facility bears interest quarterly at a rate of LIBOR plus 10.00% per year (with a LIBOR floor of 1% per year) and matures on January 2, 2017.  The loans under the Amended Term Loan Facility were issued with original issue discount of 2.0%.  Borrowings under the Amended Term Loan Facility are guaranteed by the Company and certain of its current and future subsidiaries, including Endeavour Operating Corporation and Endeavour UK, subject to certain exceptions.  The Amended Term Loan Facility is secured by the same assets securing the Company’s Term Loan Facility other than cash and cash equivalents in the United States.

The Amended Credit Agreement contains covenants and provisions with respect to events of default that are substantially similar to the covenants in the Company’s Term Loan Facility

Endeavour International Corporation

Notes to Condensed Consolidated Financial Statements

(Unaudited)

(Amounts in tables in thousands, except per unit data)

including, but not limited to, restrictions on the Company’s and its subsidiaries’ abilities to: (i) pay distributions or repurchase or redeem the Company’s capital stock or subordinated debt; (ii) make certain investments; (iii) incur additional indebtedness; (iv) create or incur certain liens; (v) sell assets; (vi) consolidate, merge or transfer all or substantially all of the Company’s assets; (vii) enter into agreements that restrict distributions from the Company’s subsidiaries to the Company; (viii) engage in transactions with affiliates; and (ix) allow EIH or any of its subsidiaries to make dividends, payments or other distributions of any kind to the Debtors, other than pursuant to specific limited amounts and for specified purposes.

The Amended Credit Agreement contains customary events of default, subject to certain exceptions.  In particular, the following events do not constitute events of default under the Amended Credit Agreement: (a) payment defaults or other defaults to the Company’s existing notes or to certain intercompany indebtedness or (b) a bankruptcy filing by the Company or its domestic subsidiaries and one foreign subsidiary.

In addition, the Amended Credit Agreement contains various financial covenants as defined in the agreement, including:

•	a maximum leverage ratio of 2.75:1.00 beginning with the fiscal quarter ending December 31, 2014 and
•	a minimum asset coverage ratio of 1.0 to 1.0 as of June 30 and December 31 of each year.

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

6.5% Convertible Senior Notes

On February 28, 2014, we entered into a securities purchase agreement  (the “Securities Purchase Agreement”) relating to the issuance of up to $55 million in common stock, warrants and convertible notes.  We closed on an initial $30 million in late February and early March 2014, comprised of:

•	2.9 million shares of our common stock;
•	warrants to purchase 0.7 million shares of our common stock at an exercise price of $5.292 per share, expiring on February 28, 2019; and
•	$17.5 million in aggregate principal amount of our 6.5% Convertible Senior Notes.

Endeavour International Corporation

Notes to Condensed Consolidated Financial Statements

(Unaudited)

(Amounts in tables in thousands, except per unit data)

The 6.5% Convertible Senior Notes have a maturity date the same as the Term Loan Facility.  Interest is payable on the 6.5% Convertible Senior Notes quarterly.

The 6.5% Convertible Senior Notes are:

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

Fair Value

The fair value of our outstanding debt obligations was $791.6 million and $868.4 million at September 30, 2014 and December 31, 2013, respectively.  The fair values of our 2018 Notes and 5.5% Convertible Senior Notes were determined based upon external market quotes and the 6.5% Convertible Senior Notes and 7.5% Convertible Bonds were determined based upon implied valuations in the RSA.  The fair value of our Amended Term Loan Facility was determined based upon a discounted cash flow model.  As a result, all fair value measures related to our debt are considered Level 3.

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

Endeavour International Corporation

Notes to Condensed Consolidated Financial Statements

(Unaudited)

(Amounts in tables in thousands, except per unit data)

Note 8 – Monetary Production Payments

Our production payment liability, net of repayments, consisted of the following at September 30, 2014 and December 31, 2013:

	September 30,	December 31,
	2014	2013

Monetary production payments	$-	$166,667

Less: current portion	-	(74,167)

Long-term monetary production payments	$-	$92,500

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

On September 30, 2014, we repaid the balance of the Monetary Production Payments outstanding with proceeds from the Amended Term Loan Facility.  Following the repayment, the Monetary Production Payments were terminated and all of the associated liens on the collateral securing our obligations were released (see Note 6).

Endeavour International Corporation

Notes to Condensed Consolidated Financial Statements

(Unaudited)

(Amounts in tables in thousands, except per unit data)

Note 9 – Other Long-Term Liabilities

At September 30, 2014 and December 31, 2013, our other liabilities included the following:

	September 30,	December 31,
	2014	2013

Asset retirement obligations	$107,831	$121,534
Long-term derivative liabilities	-	9,245
Other	3,869	591

Total Other Liabilities	$111,700	$131,370

Asset Retirement Obligations

Our asset retirement obligations relate to our obligation for the plugging and abandonment of oil and gas properties.  The asset retirement obligations are recorded at fair value and accretion expense, recognized over the life of the property, increases the liability to its expected settlement value.  If the fair value of the estimated asset retirement obligation changes, an adjustment is recorded for both the asset retirement obligation and the asset retirement cost.    The following table provides a rollforward of our asset retirement obligations for the nine months ended September 30, 2014 and 2013:

	Nine Months Ended
	September 30,
	2014	2013
Carrying amount of asset retirement obligations as of beginning of period	$170,429	$176,076
Accretion expense (included in DD&A expense)	19,343	17,298
Impact of foreign currency exchange rate changes	(3,084)	(207)
Payment of asset retirement obligations	(33,728)	(22,779)
Liabilities incurred and assumed	3,266	(4,333)
Carrying amount of asset retirement obligations, as of end of period	156,226	166,055
Less: Current portion of asset retirement obligations	(48,395)	(35,945)
Long-term asset retirement obligations	$107,831	$130,110

Note 10 – Equity Transactions

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

Endeavour International Corporation

Notes to Condensed Consolidated Financial Statements

(Unaudited)

(Amounts in tables in thousands, except per unit data)

In April 2014, we issued the warrants to purchase 2,130,680 shares of our common stock, with an exercise price of $5.29 per share, in connection with our litigation settlement.  The Warrants expire on April 16, 2019 and are subject to customary anti-dilution provisions.  See Note 16 for additional information.

For discussion of the potential impact of our filing under Chapter 11 of the Bankruptcy Code on our equity, see “Note 1 – General.”

Note 11 – Stock-Based Compensation Arrangements

We grant restricted stock and stock options to employees and directors as incentive compensation.  The restricted stock and options generally vest over three years.  Non-cash stock-based compensation is recorded in general and administrative (“G&A”) expenses or capitalized G&A as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
Accounts	2014	2013	2014	2013
G&A Expenses	$936	$954	$3,142	$2,803
Capitalized G&A	152	510	691	1,869

Total non-cash stock-based compensation	$1,088	$1,464	$3,833	$4,672

At September 30, 2014, total compensation cost related to awards not yet recognized was approximately $7.7 million and is expected to be recognized over a weighted average period of less than three years.

Stock Options

The fair value of each option award is estimated on the date of grant using the Black-Scholes option-pricing model. We did not grant any stock options during 2013 or 2014.

Endeavour International Corporation

Notes to Condensed Consolidated Financial Statements

(Unaudited)

(Amounts in tables in thousands, except per unit data)

Information relating to outstanding stock options is summarized as follows:

	Number of	Weighted	Weighted
	Shares	Average	Average	Aggregate
	Underlying	Exercise Price	Contractual	Intrinsic
	Options	per Share	Life in Years	Value
Balance outstanding - January 1, 2014	120	$7.55
Expired	(6)	7.86

Balance outstanding - September 30, 2014	114	$7.53	3.3	$-
Currently exercisable - September 30, 2014	114	$7.53	3.3	$-

Restricted Stock

Restricted stock awards are valued based on the closing price of our common stock on the measurement date, which is typically the date of grant.

The status of the restricted shares outstanding as of September 30, 2014 is presented below:

		Weighted
		Average Grant
	Number of	Date Fair Value
	Shares	per Share
Balance outstanding - January 1, 2014	628	$7.44
Granted	687	4.56
Vested	(352)	8.30
Forfeited	(107)	5.39

Balance outstanding - September 30, 2014	856	$5.03

Total grant date fair value of shares vesting during the period	$1,660

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

Endeavour International Corporation

Notes to Condensed Consolidated Financial Statements

(Unaudited)

(Amounts in tables in thousands, except per unit data)

The status of the performance-based share awards as of September 30, 2014 is presented below:

		Weighted
		Average Grant
	Number of	Date Fair Value
	Shares	per Share
Balance outstanding - January 1, 2014	707	$11.02
Granted	516	8.29
Forfeited	(127)	10.13

Balance outstanding - September 30, 2014	1,096	$9.84

For discussion of the potential impact of our filing under Chapter 11 of the Bankruptcy Code on our equity, see “Note 1 – General.”

Note 12 – Loss per Share

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

The common shares potentially issuable arising from these instruments, which were outstanding during the periods presented in the financial statements consisted of:

	September 30,
	2014	2013

Warrants, options and stock-based compensation	10,217	8,148
Convertible debt	16,117	11,908
Convertible preferred stock	1,691	4,229
	28,025	24,285

Endeavour International Corporation

Notes to Condensed Consolidated Financial Statements

(Unaudited)

(Amounts in tables in thousands, except per unit data)

Note 13 – Fair Value Measurements

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

We apply fair value measurements to certain assets and liabilities including embedded derivatives relating to conversion and change in control features in certain of our debt instruments and three-way collars related to our U.K. gas production.  We seek to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value.

Financial assets and liabilities are classified based on the lowest level of input that is significant to the fair value measurement.

Endeavour International Corporation

Notes to Condensed Consolidated Financial Statements

(Unaudited)

(Amounts in tables in thousands, except per unit data)

The following table summarizes the valuation of our financial instruments by pricing levels as of September 30, 2014 and December 31, 2013:

	Quoted Market Prices	Significant Other	Significant
	in Active Markets -	Observable Inputs -	Unobservable Inputs	Total
	Level 1	Level 2	Level - 3	Fair Value
Derivative liabilities:

As of September 30, 2014	$-	$(169)	$-	$(169)

As of December 31, 2013	$-	$-	$(9,245)	$(9,245)

For the Company’s three-way collars, which are classified as Level 2, we used a closed option model to derive the value of our derivatives.  The key inputs into this valuation model are quoted forward prices for natural gas,  volatility factors and interest rates for a similar length of time as the derivative contract term as applicable.

For the Company’s embedded derivatives, the key inputs into this valuation model are our current stock price, risk-free interest rates, the stock volatility and our implied credit spread.  The first two aforementioned inputs are based on observable market data and are considered Level 2 inputs while the last two aforementioned inputs are unobservable and thus require management’s judgment and are considered Level 3 inputs.  The following is a reconciliation of changes in fair value of derivative liabilities classified as Level 3:

	Nine Months Ended
	September 30,
	2014	2013
Balance at beginning of period	$(9,245)	$(7,402)
Derivative issuance	(1,580)	-
Unrealized gains included in earnings	10,825	1,158
Balance at end of period	$-	$(6,244)

Changes in unrealized gains relating to derivative liabilities
still held at the end of the period	$9,245	$1,158

Note 14 – Derivative Instruments

During the three months ended September 30, 2014, the Company entered into three-way collars to mitigate commodity pricing risks related to a portion of its U.K. gas production.  These three-

Endeavour International Corporation

Notes to Condensed Consolidated Financial Statements

(Unaudited)

(Amounts in tables in thousands, except per unit data)

way collars expire on December 31, 2014.  As of September 30, 2014, the Company had the following outstanding three-way collars, all which settle monthly based on the U.K. National Balancing Point (“NBP”) index:

		Weighted Average Prices
Settlement Period:	Total Notional Amount of Gas	Sub-Floor	Floor	Ceiling
	(MMBtu)	(£/MMBtu)
October 2014	465,000	£3.90	£4.80	£5.25
November 2014	450,000	£5.10	£6.30	£6.90
December 2014	465,000	£5.10	£6.30	£6.90

During the three and nine months ended September 30, 2014, we  also had recognized embedded derivative liabilities related to debt and equity instruments.  Based on our filing under Chapter 11 of the Bankruptcy Code as discussed in “Note 1 – General” and the related probable cancellation of the underlying debt and equity instruments, we wrote off the entire amount of the embedded derivatives and recorded a gain of $6.2 million during the third quarter of 2014.    None of the Company’s derivatives are designated as hedges for accounting purposes.

The fair market value of these derivative instruments is included in our balance sheets as follows for the periods indicated:

	September 30,	December 31,
	2014	2013
Liabilities:
Other liabilities - current	$(169)	$-
Other liabilities - long-term	-	(9,245)

The effect of derivatives on our condensed consolidated statements of operations was as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2014	2013	2014	2013
Derivatives not designated as hedges:
Unrealized losses on oil and gas commodity derivatives	$(169)	$-	$(169)	$-

Unrealized gains on embedded derivatives
related to debt and equity instruments	$6,156	$855	$10,825	$1,158

Endeavour International Corporation

Notes to Condensed Consolidated Financial Statements

(Unaudited)

(Amounts in tables in thousands, except per unit data)

Note 15 – Supplemental Cash Flow Information

Cash paid (refunded) during the period for interest and income taxes was as follows:

	Nine Months Ended September 30,
	2014	2013

Interest paid	$69,208	$88,027

Income taxes paid (refunded), all related to PRT	$(21,519)	$28,736

Note 16 – Commitments and Contingencies

Commitments Related to Asset Retirement Obligations

We have entered into decommissioning security agreements related to abandonment liabilities for certain of our U.K. oil and gas properties.  Under these agreements, we are required to post security from time to time in the form of letters of credit, cash or other agreed-upon consideration.    Prior to entry into the LC Issuance Agreement on September 30, 2014 (see below), the commitments under these agreements were not recorded as liabilities, and fees and expenses related to these agreements were included in “Letter of credit fees” in other expenses on our condensed consolidated statements of operations.

Decommissioning Security Agreements

LC Issuance Agreement

On September 30, 2014, in conjunction with the Amended Term Loan Facility, the Company entered into an LC Issuance Agreement (the “LC Issuance Agreement”), pursuant to which Credit Suisse agreed to issue letters of credit for Endeavour UK’s account in the amount of approximately $89.5 million as of September 30, 2014.

The letters of credit secure decommissioning obligations in connection with certain of Endeavour’s  U.K. Continental Shelf petroleum production.  The Company has collateralized its obligations under the LC Issuance Agreement and all letters of credit issued thereunder by posting cash collateral, which has been funded with the proceeds from the Amended Term Loan Facility.

The posted cash collateral balance of $89.5 million related to the LC Issuance Agreement as of September 30, 2014 is reflected as “Restricted cash, long-term portion” in our condensed consolidated balance sheets.  The liability related to the posted cash collateral is included as part

Endeavour International Corporation

Notes to Condensed Consolidated Financial Statements

(Unaudited)

(Amounts in tables in thousands, except per unit data)

of the $440 million Amended Term Loan Facility long-term debt obligation.  The LC Issuance Agreement was entered into to replace the Combined Procurement Agreement.

As of September 30, 2014, we do not expect to begin decommissioning activities for the Alba field for many years.  The timing of decommissioning activities will be determined by the ultimate performance and life of the reservoir, which is not expected to occur until 2029 or later.

Combined Procurement Agreement

On January 24, 2014, we entered into a letter of credit procurement agreement (the “Combined Procurement Agreement”) with an unaffiliated third party (“Payee”), where we agreed to reimburse the Payee for any expense incurred by it in connection with the posting of cash collateral to secure letters of credit issued for our account in the amount of approximately £78 million (approximately $130 million as of January 24, 2014, subsequently reduced as discussed below).  The letters of credit secured decommissioning obligations in connection with certain of our U.K. licenses.  The Combined Procurement Agreement was entered into to replace the LOC Procurement Agreement (see below) and a previous agreement related to the Alba field.

Due to a change in the U.K. tax treatment for decommissioning, we amended our Decommissioning Securities Agreement for the Alba field.  The new tax law, which allows companies to treat decommissioning on an after-tax basis (including PRT), enabled us to reduce our current letter of credit amount.  Prior to entry into the LC Issuance Agreement, we had approximately $90 million in outstanding letters of credit securing decommissioning obligations under the Combined Procurement Agreement.

Under the Combined Procurement Agreement, we paid a quarterly fee computed at a rate of LIBOR plus 7.00% per year (provided that LIBOR shall equal at least 1.25% per year) on the aggregate balance of posted cash collateral.

Concurrent with our entry into the LC Issuance Agreement on September 30, 2014, the Combined Procurement Agreement was terminated, and we paid all outstanding interest and fees of $1.9 million and $2.4 million, respectively.

LOC Procurement Agreement

On January 9, 2013, we entered into an LOC Procurement agreement (the “LOC Procurement Agreement”) with an unaffiliated third party entity, which matured on July 9, 2014.  The LOC Procurement Agreement was entered into in connection with the unaffiliated third party’s entry into a credit support arrangement with a providing bank.  Pursuant to this credit support arrangement, the third party pledged cash, contributed by one of our shareholders, to secure letters of credit in the amount of $33.0 million for the support of decommissioning obligations in connection with certain of our U.K. license agreements.

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

Legal Proceedings

Refer to “Note 1 — General” for information concerning the Bankruptcy Cases.

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

During 2014, we executed an intercompany loan agreement, effective May 2012, between Endeavour International Corporation and one of its wholly-owned subsidiaries that is a guarantor of the 2018 Notes.  As the intercompany loan is effective for prior periods, the revisions for this loan and related interest to the applicable prior periods are reflected in the financial information herein.  The intercompany loan has no effect on our condensed consolidated results of operations or financial statement positions.

Endeavour International Corporation

Notes to Condensed Consolidated Financial Statements

(Unaudited)

(Amounts in tables in thousands, except per unit data)

Condensed consolidating financial statements for our guarantor subsidiaries and non-guarantor subsidiaries are presented in the following tables:

As of September 30, 2014
	Endeavour International Corporation	Combined Guarantor Subsidiaries	Combined Non-Guarantor Subsidiaries	Eliminations	Consolidated
Cash and cash equivalents	$-	$41,412	$56,333	$-	$97,745
Accounts receivable	-	2,987	30,894	-	33,881
Current receivables due from affiliates	463,220	38,064	98,766	(600,050)	-
Prepaid expenses and other	16,870	10,548	62,682	-	90,100
Current Assets	480,090	93,011	248,675	(600,050)	221,726

Property, plant and equipment, net	-	97,691	920,598	-	1,018,289
Goodwill	-	-	-	-	-
Long-term receivables due from affiliates	554,000	500,000	-	(1,054,000)	-
Restricted Cash, Long-Term Portion	-	-	89,533	-	89,533
Investments in subsidiaries	57,662	219,058	-	(276,720)	-
Other assets	-	13	13,046	-	13,059
Total Assets	$1,091,752	$909,773	$1,271,852	$(1,930,770)	$1,342,607

Accounts payable	$-	$1,587	$26,049	$-	$27,636
Accrued interest	40,719	13	-	-	40,732
Current maturities of debt	693,488	1	82,662	-	776,151
Deferred revenue	-	-	33,931	-	33,931
Current liabilities due to affiliates	709	561,926	37,415	(600,050)	-
Accrued expenses and other	1,992	2,598	56,780	-	61,370
Current Liabilities	736,908	566,125	236,837	(600,050)	939,820

Long-term debt	-	-	431,200	-	431,200
Long-term liabilities due to affiliates	-	554,000	500,000	(1,054,000)	-
Deferred taxes	-	-	151,177	-	151,177
Monetary production payment, long-term portion	-	-	-	-	-
Other liabilities	(3)	4,460	107,243	-	111,700
Total Liabilities	736,905	1,124,585	1,426,457	(1,654,050)	1,633,897

Series C convertible preferred stock	17,481	-	-	-	17,481
Stockholders' equity (deficit)	337,366	(214,812)	(154,605)	(276,720)	(308,771)
Total Liabilities and Equity	$1,091,752	$909,773	$1,271,852	$(1,930,770)	$1,342,607

Endeavour International Corporation

Notes to Condensed Consolidated Financial Statements

(Unaudited)

(Amounts in tables in thousands, except per unit data)

As of December 31, 2013
	Endeavour International Corporation	Combined Guarantor Subsidiaries	Combined Non-Guarantor Subsidiaries	Eliminations	Consolidated
Cash and cash equivalents	$-	$2,417	$32,325	$-	$34,742
Accounts receivable	-	1,782	63,211	-	64,993
Current receivables due from affiliates	419,540	20,783	45,982	(486,305)	-
Prepaid expenses and other	-	772	59,724	-	60,496
Current Assets	419,540	25,754	201,242	(486,305)	160,231

Property, plant and equipment, net	-	87,313	984,838	-	1,072,151
Goodwill	-	-	259,238	-	259,238
Long-term receivables due from affiliates	554,000	500,000	8	(1,054,008)	-
Investments in subsidiaries	57,662	219,066	-	(276,728)	-
Other assets	20,518	6,056	6,648	-	33,222
Total Assets	$1,051,720	$838,189	$1,451,974	$(1,817,041)	$1,524,842

Accounts payable	$-	$1,214	$36,819	$-	$38,033
Accrued interest	25,563	-	3,949	-	29,512
Deferred revenue	-	-	20,965	-	20,965
Monetary production payment deposit	-	-	74,167	-	74,167
Current liabilities due to affiliates	648	465,485	20,171	(486,304)	-
Accrued expenses and other	1,911	3,352	53,850	-	59,113
Current Liabilities	28,122	470,051	209,921	(486,304)	221,790

Long-term debt	678,850	-	192,028	-	870,878
Long-term liabilities due to affiliates	-	554,008	500,000	(1,054,008)	-
Deferred taxes	-	-	146,213	-	146,213
Monetary production payment, long-term portion	-	-	92,500	-	92,500
Other liabilities	3,535	729	127,106	-	131,370
Total Liabilities	710,507	1,024,788	1,267,768	(1,540,312)	1,462,751

Series C convertible preferred stock	43,703	-	-	-	43,703
Stockholders' equity (deficit)	297,510	(186,599)	184,206	(276,729)	18,388
Total Liabilities and Equity	$1,051,720	$838,189	$1,451,974	$(1,817,041)	$1,524,842

Endeavour International Corporation

Notes to Condensed Consolidated Financial Statements

(Unaudited)

(Amounts in tables in thousands, except per unit data)

For the Three Months Ended September 30, 2014
	Endeavour International Corporation	Combined Guarantor Subsidiaries	Combined Non-Guarantor Subsidiaries	Eliminations	Consolidated
Revenue	$-	$1,382	$85,063	$-	$86,445
Operating expenses	-	840	28,034	-	28,874
DD&A expense	-	729	45,519	-	46,248
Impairment of oil and gas properties	-	-	-	-	-
Goodwill impairment loss	-	-	259,238	-	259,238
General and administrative	(1,543)	(5,662)	11,357	-	4,152
Income (loss) from Operations	1,543	5,475	(259,085)	-	(252,067)

Other Income (Expense):
Unrealized gains on derivatives	4,486	-	1,501	-	5,987
Interest expense	(21,122)	(16,079)	(25,597)	31,620	(31,178)
Letter of credit fees	-	-	(2,249)	-	(2,249)
Financing and transaction costs	-	(4,931)	(26)	-	(4,957)
Loss on early extinguishment of financing agreements	-	-	(30,717)	-	(30,717)
Unrealized foreign currency gains (losses)	-	(1)	8,685	-	8,684
Other income	16,620	14,977	275	(31,620)	252
Income (Loss) Before Income Taxes	1,527	(559)	(307,213)	-	(306,245)
Petroleum Revenue Tax ("PRT") Benefit	-	-	(2,888)	-	(2,888)
Corporate Tax Benefit	-	-	(9,100)	-	(9,100)
Total tax benefit	-	-	(11,988)	-	(11,988)
Net income (loss)	1,527	(559)	(295,225)	-	(294,257)
Preferred stock dividends	395	-	-	-	395
Net income (loss) to common shareholders	$1,132	$(559)	$(295,225)	$-	$(294,652)

Endeavour International Corporation

Notes to Condensed Consolidated Financial Statements

(Unaudited)

(Amounts in tables in thousands, except per unit data)

For the Three Months Ended September 30, 2013
	Endeavour International Corporation	Combined Guarantor Subsidiaries	Combined Non-Guarantor Subsidiaries	Eliminations	Consolidated
Revenue	$-	$1,952	$34,949	$-	$36,901
Operating expenses	-	1,090	15,268	-	16,358
DD&A expense	-	1,093	17,503	-	18,596
Impairment of oil and gas properties	-	6,032	-	-	6,032
General and administrative	596	1,173	2,144	-	3,913
Income (loss) from Operations	(596)	(7,436)	34	-	(7,998)

Other Income (Expense):
Unrealized gains on derivatives	85	-	770	-	855
Interest expense	(19,994)	(15,725)	(22,361)	31,619	(26,461)
Letter of credit fees	-	-	(7,274)	-	(7,274)
Financing and transaction costs	-	(652)	(1,600)	-	(2,252)
Unrealized foreign currency gains (losses)	-	1	(10,793)	-	(10,793)
Other income (expense)	16,620	14,999	(293)	(31,619)	(292)
Loss Before Income Taxes	(3,885)	(8,813)	(41,517)	-	(54,215)
Petroleum Revenue Tax ("PRT") Expense	-	-	(5,785)	-	(5,785)
Corporate Tax Benefit	-	-	(8,545)	-	(8,545)
Total tax benefit	-	-	(14,330)	-	(14,330)
Net loss	(3,885)	(8,813)	(27,187)	-	(39,885)
Preferred stock dividends	456	-	-	-	456
Net loss to common shareholders	$(4,341)	$(8,813)	$(27,187)	$-	$(40,341)

Endeavour International Corporation

Notes to Condensed Consolidated Financial Statements

(Unaudited)

(Amounts in tables in thousands, except per unit data)

For the Nine Months Ended September 30, 2014
	Endeavour International Corporation	Combined Guarantor Subsidiaries	Combined Non-Guarantor Subsidiaries	Eliminations	Consolidated
Revenue	$-	$5,060	$220,406	$-	$225,466
Operating expenses	-	3,144	59,747	-	62,891
DD&A expense	-	2,155	121,313	-	123,468
Impairment of oil and gas properties	-	-	-	-	-
Goodwill impairment loss	-	-	259,238	-	259,238
General and administrative	343	(728)	14,625	-	14,240
Income (loss) from Operations	(343)	489	(234,517)	-	(234,371)

Other Income (Expense):
Unrealized gains on derivatives	5,115	-	5,541	-	10,656
Interest expense	(62,903)	(48,187)	(77,856)	94,860	(94,086)
Letter of credit fees	-	-	(8,308)	-	(8,308)
Financing and transaction costs	(516)	(6,450)	(1,232)	-	(8,198)
Loss on early extinguishment of financing agreements	-	-	(34,259)	-	(34,259)
Litigation settlement expense	-	(19,034)	-	-	(19,034)
Unrealized foreign currency gains	-	-	2,900	-	2,900
Other income	49,860	44,971	97	(94,860)	68
Loss Before Income Taxes	(8,787)	(28,211)	(347,634)	-	(384,632)
Petroleum Revenue Tax ("PRT") Expense	-	-	1,080	-	1,080
Corporate Tax Benefit	-	-	(9,911)	-	(9,911)
Total tax benefit	-	-	(8,831)	-	(8,831)
Net loss	(8,787)	(28,211)	(338,803)	-	(375,801)
Preferred stock dividends	1,306	-	-	-	1,306
Net loss to common shareholders	$(10,093)	$(28,211)	$(338,803)	$-	$(377,107)

Endeavour International Corporation

Notes to Condensed Consolidated Financial Statements

(Unaudited)

(Amounts in tables in thousands, except per unit data)

For the Nine Months Ended September 30, 2013
	Endeavour International Corporation	Combined Guarantor Subsidiaries	Combined Non-Guarantor Subsidiaries		Eliminations		Consolidated
Revenue	$-	$6,803		$213,935		$-		$220,738
Operating expenses	-	6,550		65,401		-		71,951
DD&A expense	-	3,239		90,227		-		93,466
Impairment of oil and gas properties	-	9,566		-		-		9,566
General and administrative	1,905	5,484		6,887		-		14,276
Income (loss) from Operations	(1,905)	(18,036)		51,420		-		31,479

Other Income (Expense):
Unrealized gains (losses) on derivatives	(292)	-		1,450		-		1,158
Interest expense	(60,967)	(47,467)		(62,349)		98,436		(72,346)
Letter of credit fees	-	-		(25,782)		-		(25,782)
Financing and transaction costs	-	(1,655)		(3,493)		-		(5,148)
Unrealized foreign currency gains	-	-	-	38	-	-	-	38
Other income	49,860	45,002		4,218		(98,436)		643
Loss Before Income Taxes	(13,304)	(22,156)		(34,498)		-		(69,958)
Petroleum Revenue Tax ("PRT") Expense	-	-		1,423		-		1,423
Corporate Tax Benefit	-	-		(3,564)		-		(3,564)
Total tax benefit	-	-		(2,141)		-		(2,141)
Net loss	(13,304)	(22,156)		(32,357)		-		(67,817)
Preferred stock dividends	1,367	-		-		-		1,367
Net loss to common shareholders	$(14,671)	$(22,156)		$(32,357)		$-		$(69,184)

Endeavour International Corporation

Notes to Condensed Consolidated Financial Statements

(Unaudited)

(Amounts in tables in thousands, except per unit data)

For the Nine Months Ended September 30, 2014
	Endeavour International Corporation	Combined Guarantor Subsidiaries	Combined Non-Guarantor Subsidiaries	Eliminations	Consolidated
Cash Flows from Operating Activities:
Net loss	$(8,787)	$(28,211)	$(338,803)	$-	$(375,801)
Adjustments to reconcile net loss to
net cash provided by (used in) operations
Depreciation, depletion and amortization	-	2,155	121,313	-	123,468
Goodwill impairment loss	-	-	259,238	-	259,238
Deferred tax expense (benefit)	-	-	(16,604)	-	(16,604)
Unrealized (gains) losses on derivatives	(5,115)	-	(5,541)	-	(10,656)
Amortization of non-cash compensation	612	-	-	2,381	2,993
Amortization of loan costs and discount	6,802	-	12,983	-	19,785
Non-cash interest expense	-	-	5,790	-	5,790
Loss on early extinguishment of financing agreements	-	-	22,708	-	22,708
Litigation settlement expense	-	14,034	-	-	14,034
Other	1	373	(1,526)	-	(1,152)
Changes in operating assets and liabilities:
(Increase) decrease in receivables	-	(1,205)	32,317	-	31,112
(Increase) decrease in other current assets	145	(9,722)	21,077	-	11,500
Increase (decrease) in liabilities	15,118	1,998	(47,362)	-	(30,246)
Net Cash Provided by (Used in)
Operating Activities	8,776	(20,578)	65,590	2,381	56,169

Cash Flows From Investing Activities:
Capital expenditures	-	(17,171)	(57,443)	622	(73,992)
Proceeds from sale of oil and gas interests	-	1,352	-	-	1,352
Proceeds from insurance settlement	-	-	12,606	-	12,606
Increase in restricted cash	-	-	(89,533)	-	(89,533)
Net Cash Used in Investing Activities	-	(15,819)	(134,370)	622	(149,567)

Cash Flows From Financing Activities:
Repayments of borrowings	-	-	(240,163)	-	(240,163)
Borrowings under debt agreements, net
of debt discount	17,500	-	554,325	-	571,825
Proceeds from issuance of common stock	12,396	-	-	-	12,396
Repayments of MPP	-	-	(166,667)	-	(166,667)
Financing costs paid	(617)	(11)	(19,175)	-	(19,803)
Intercompany cash management	(36,866)	75,401	(35,532)	(3,003)	-
Other financing	(1,189)	2	-	-	(1,187)
Net Cash Provided by (Used in)
Financing Activities	(8,776)	75,392	92,788	(3,003)	156,401

Net Change in Cash and Cash Equivalents	-	38,995	24,008	-	63,003
Cash and Cash Equivalents, Beginning
of Period	-	2,417	32,325	-	34,742
Cash and Cash Equivalents, End of Period	$-	$41,412	$56,333	$-	$97,745

Endeavour International Corporation

Notes to Condensed Consolidated Financial Statements

(Unaudited)

(Amounts in tables in thousands, except per unit data)

For the Nine Months Ended September 30, 2013
	Endeavour International Corporation	Combined Guarantor Subsidiaries	Combined Non-Guarantor Subsidiaries	Eliminations		Consolidated
Cash Flows from Operating Activities:
Net loss	$(13,304)	$(22,156)	$(32,357)	$		$(67,817)
Adjustments to reconcile net loss to
net cash provided by (used in) operations
Depreciation, depletion and amortization	-	3,239	90,227		-	93,466
Impairment of oil and gas properties	-	9,566	-		-	9,566
Deferred tax expense (benefit)	-	-	(17,262)		-	(17,262)
Unrealized (gains) losses on derivatives	292	-	(1,450)		-	(1,158)
Amortization of non-cash compensation	470	-	-		1,882	2,352
Amortization of loan costs and discount	5,870	-	9,460		-	15,330
Non-cash interest expense	-	(10,379)	15,625		-	5,246
Other	43	10,370	(221)		-	10,192
Changes in operating assets and liabilities:
(Increase) decrease in receivables	-	760	20,925		-	21,685
(Increase) decrease in other current assets	10,578	834	(14,638)		-	(3,226)
Increase (decrease) in liabilities	(14,517)	951	3,437		(3,458)	(13,587)
Net Cash Provided by (Used in)
Operating Activities	(10,568)	(6,815)	73,746		(1,576)	54,787

Cash Flows From Investing Activities:
Capital expenditures	-	(11,519)	(168,830)		1,576	(178,773)
Net Cash Used in Investing Activities	-	(11,519)	(168,830)		1,576	(178,773)

Cash Flows From Financing Activities:
Proceeds from issuance of MPP	-	-	150,000		-	150,000
Repayments of MPP	-	-	(4,167)		-	(4,167)
Intercompany cash management	11,817	(5,183)	(6,634)		-	-
Financing costs paid	-	(700)	(18,727)		-	(19,427)
Other financing	(1,249)	2	(1)		-	(1,248)
Net Cash Provided by (Used in)
Financing Activities	10,568	(5,881)	120,471		-	125,158

Net Change in Cash and Cash Equivalents	-	(24,215)	25,387		-	1,172
Cash and Cash Equivalents, Beginning
of Period	-	27,799	31,386		-	59,185
Cash and Cash Equivalents, End of Period	$-	$3,584	$56,773		$-	$60,357

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

Voluntary Reorganization under Chapter 11

As a result of the aforementioned events and circumstances, the Company initiated discussions with representatives of our various debt holders.  On September 2, 2014, although the Company had sufficient cash, we decided that it was in the best interest of all stakeholders, debt and equity, to expeditiously address the Company's capital structure with the goal of reducing debt and the cost of capital to position the Company for the future and announced that we had decided not to pay approximately $33.5 million in interest due on September 2, 2014 on our First Priority Notes, Second Priority Notes and 6.5% Convertible Senior Notes.  The Company used a 30-day grace period to continue discussions with our debt providers.

Ultimately, consensus was obtained on a long-term future plan for the Company from a significant majority of our debt holders.  Subsequent to the close of the third quarter of 2014, on  October 10, 2014, the Company announced that it reached agreements with its Significant Debt Holders, in the form of a consensual RSA that, if implemented as proposed, would significantly reduce the Company’s outstanding debt.  The RSA contemplated that the recapitalization of the Company would occur pursuant to a pre-arranged plan of reorganization.  On the Petition Date,  Endeavour and the Debtors filed voluntary petitions under Chapter 11 of the Bankruptcy Code in

Endeavour International Corporation

the Bankruptcy Court.  The Chapter 11 cases are being jointly administered by the Bankruptcy Court as Case No. 14-12308.

Since the Petition Date, the Debtors have operated their business as “debtors-in-possession” pursuant to Sections 1107(a) and 1108 of the Bankruptcy Code, which will allow us to continue operations during the reorganization proceedings.  Each Debtor will remain in possession of its assets and properties, and its business and affairs will continue to be managed by its directors and officers, subject in each case to the supervision of the Bankruptcy Court.

None of the non-Debtors, direct or indirect subsidiaries or affiliates incorporated in the U.K. has filed Chapter 11 and none is expected to file for reorganization or protection from creditors under any insolvency or similar law in the U.S. or elsewhere.

The RSA provides for several milestones for consummation and implementation of the consensual restructuring:

•	Approval of the RSA no later than 35 days after the Petition Date;
•	Filing of the plan and disclosure statement with the Bankruptcy Court no later than 45 days after the Petition Date;
•	Approval of the disclosure statement by the Bankruptcy Court no later than 90 days after the Petition Date;
•	Approval of the restructuring plan no later than 170 days after the Petition Date; and
•	Effectuation of the confirmed plan no later than 200 days after the Petition Date.

Pursuant to the agreed upon term sheet of the RSA, the Company’s existing debt and accrued interest will be reduced by approximately $568 million, including the cancellation of all of the Company’s First Priority Notes, Second Priority Notes, 7.5% Convertible Bonds, 5.5% Convertible Senior Notes and 6.5% Convertible Senior Notes.  As consideration for such cancellation, the reorganized Company would issue:

(a)	$262.5 million of new notes to the holders of its First Priority Notes;
(b)	an aggregate of approximately $237.5 million of new convertible preferred shares to holders of its First Priority Notes and Second Priority Notes; and
(c)	new common shares to holders of its Second Priority Notes, 6.5% Convertible Senior Notes, 7.5% Convertible Bonds and 5.5% Convertible Senior Notes.

All of the Company’s existing equity securities, including its shares of common stock and preferred stock and warrants, will be cancelled without receiving any distribution.

On the Petition Date, the Company sought, and thereafter obtained, authority to take a broad range of actions, including, among others, authority to pay royalty interests and joint interest billings, certain employee obligations and pre-Petition contractor claims and taxes.  Additionally, other orders were obtained, including adequate assurance of payment to utility companies as well as continued use of cash management systems.

Endeavour International Corporation

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

Our revenues increased from $36.9 million for the quarter ended  September 30, 2013 to $86.4 million for 2014, primarily as a result of the timing of liftings at our Alba field and production at our Rochelle field.  Sales volumes, revenues and net loss were significantly affected by the lifting schedule at the Alba field, which did not have a lifting in the third quarter of 2013 and had one in the third quarter of 2014.  Physical production for the quarter produced, but not lifted, is classified as deferred revenues.  Alba’s most recent lifting occurred on July 4, 2014, and given the level of production at Alba and the size of its tanker liftings, we estimate one additional lifting during the fourth quarter of 2014, bringing the total liftings for 2014 to three.  Additionally, the Rochelle field had no production during the quarter ended September 30, 2013.

Our revenues increased from $220.7 million for the nine months ended September 30, 2013 to $225.5 million for the same period in 2014, primarily as a result of increased sales volume from initial production at Rochelle offset by lower sales prices.

Net loss to common stockholders for the nine months ended months ended September 30, 2014 was $377.1 million, or $7.37 per share, compared to $69.2 million, or $1.47 per share, for the same period in 2013.  The increase in net loss to common stockholders for these periods was primarily due to increased depreciation, depletion and amortization (“DD&A”) related to the increased U.K. accretion expense, increased interest expense from our debt agreements and Monetary Production Payments, loss on early extinguishment of financing agreements, goodwill impairment loss, litigation settlement expense during the first quarter of 2014 and higher gains on unrealized foreign currency exchange in 2013.  These increases in net loss were partially offset by initial production from Rochelle, lower impairments of oil and gas properties and decreased expenses related to reimbursement agreements covering certain of our abandonment liabilities.

Net loss to common shareholders for the quarter ended September 30, 2014 increased to $294.7 million, or $5.64 per share, compared to $40.3 million or $0.86 per share for the same period in 2013 primarily due to increased DD&A related to the increased U.K. accretion expense, increased interest expense related to the Monetary Production Payments, loss on early extinguishment of financing arrangements, goodwill impairment loss and higher gains on unrealized foreign currency exchange in 2013.  These increases in net loss were partially offset by timing of liftings at the Alba field, lower impairments of oil and gas properties and unrealized gains on foreign currency exchange.

In addition to our operations, our net income can be affected by various non-cash items, such as impairments, derivative transactions, goodwill impairment and loss on extinguishment of debt.  Net loss, as adjusted, which excludes these non-cash items, for the quarter September 30, 2014

Endeavour International Corporation

was $24.1 million as compared to net loss, as adjusted of $34.7 million for the same period in 2013.  The  decrease in net loss, as adjusted, primarily resulted from the same drivers described above related to the increase in net loss to common shareholders from the quarter ended September 30, 2013 to September 30, 2014 and was offset by the loss on early extinguishment of financing agreements.

Adjusted EBITDA increased to $57.4 million for the three months ended September 30, 2014 from $3.3 million for the same period in 2013.  The increase in adjusted EBITDA was due to increased revenues related to the Alba field’s lifting schedule.  This increase was partially offset by higher gains on unrealized foreign currency exchange in 2013.

Our cash flows provided by operating activities was $56.2 million for the nine months ended September 30, 2014 as compared to cash flows provided by operating activities of $54.8 million for the same period in 2013.  The slight increase was primarily due to a comparable increase in revenues.

For definitions of net loss,  as  adjusted and Adjusted EBITDA, and a reconciliation of each to the nearest comparable GAAP measure, please see “Reconciliation of Non-GAAP Measures.”

Revenue and Sales Volume

Our physical daily production was 9,705 boed and 7,980 boed for the third quarter of 2014 and 2013, respectively, and 10,672 boed and 8,940 boed for the nine months ended September 30, 2014 and 2013, respectively.  Physical production for the quarter was in line with the revised guidance range of 9,000 – 10,000 boed we had previously announced on September 15, 2014.

For the third quarter of 2014 and 2013, we had sales volume of 11,032 boed and 4,725 boed, respectively, and 9,863 boed and 8,794 boed for the nine months ended ended September 30, 2014 and 2013, respectively.  Our revenues increased from $36.9 million during the three months ended September 30, 2013 to $86.4 million in the same period in 2014.  For the nine months ended September 30, 2014, our revenues increased to $225.5 million, compared to $220.7 million for the same period in 2013.  The increase in sales volumes and revenue is primarily a result of the timing of 2014 liftings at the Alba field discussed previously and initial production at the Rochelle field.

The Rochelle field produces natural gas and liquids (including standardized crude oil) through the Scott platform, in which we have no ownership interest.  Since initial production from Rochelle in October 2013, we have experienced intermittent production from the field due to unplanned shut-ins resulting primarily from mechanical issues at the Scott platform, all of which were beyond our control.  These unanticipated down times negatively affect our production rates, revenues and results of operations.

Following a planned Scott Platform shutdown which commenced on July 27, 2014, production resumed on August 26, 2014.  On September 9, 2014, Rochelle was shut-in due to mechanical problems on the Scott Platform related to the export gas compressor.  Production from Rochelle recommenced on October 11, 2014.  Unanticipated downtime negatively affected our production

Endeavour International Corporation

rates, revenue and results of operations for the third quarter of 2014, as well as our near-term liquidity.  As a result, the field has subsequently produced at rates of greater than a 5,000 boe for 12 days during the third quarter of 2014.

We record oil revenues when deliveries have occurred and legal ownership of the oil transfers to the customer.  While certain of our U.K. oil fields produce into pipelines and thereby allow us to record revenue each month, the remaining fields, including the Alba field, are dependent upon tanker liftings to deliver oil production to the buyers.  For certain of our U.K. fields, including the Alba field and liquids at the Rochelle field, we sell production on a monthly basis, although the production remains in the field’s storage tanks until the tanker lifting.  The inventory associated with these sales remains on our balance sheet and the revenue is deferred until the production is delivered out of our storage tanks.  While the timing of tanker liftings affect when we record revenue, physical production and cash receipts are unaffected.

We may utilize financial commodity derivatives, negotiated pricing in our marketing contracts and forward sales to achieve a more predictable cash flow by reducing our exposure to price fluctuations.  At September 30, 2014, we had the following floors and ceilings embedded within our marketing contracts and forward sales:

Fourth
Quarter
Oil:	2014
Volumes (mbbl)	449
Weighted Average Ceiling Price ($/bbl)	$106.06
Weighted Average Floor Price ($/bbl)	101.96

Additionally, at September 30, 2014, we had the following three-way collars in place on a portion of our U.K. natural gas production:

		Weighted Average Prices
Settlement Period:	Total Notional Amount of Gas	Sub-Floor	Floor	Ceiling
	(MMBtu)	(£/MMBtu)
October 2014	465,000	£3.90	£4.80	£5.25
November 2014	450,000	£5.10	£6.30	£6.90
December 2014	465,000	£5.10	£6.30	£6.90

Endeavour International Corporation

The following table shows our average sales volumes and realized sales prices for our operations for the periods presented.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2014	2013	2014	2013
Sales volume: (1)
Oil and condensate sales (mbbls):
United Kingdom	746	327	1,834	2,039
United States	-	-	-	1
Total	746	327	1,834	2,040

Gas sales (mmcf):
United Kingdom	1,227	9	3,921	35
United States	385	638	1,231	2,127
Total	1,612	647	5,152	2,162

Oil equivalent sales (mboe):
United Kingdom	951	328	2,487	2,045
United States	64	107	206	356
Total	1,015	435	2,693	2,401

Total boed	11,032	4,725	9,863	8,794

Physical production volume (boed): (1)
United Kingdom	9,004	6,824	9,894	7,586
United States	701	1,156	778	1,354
Total	9,705	7,980	10,672	8,940

Realized Price, before and after derivatives :
United Kingdom:
Oil and condensate price ($ per bbl)	$102.44	$106.82	$103.48	$104.77
Gas price ($ per mcf)	$7.02	$7.92	$7.82	$8.03
Equivalent oil price ($ per boe)	$89.47	$106.55	$88.62	$104.60

United States:
Oil and condensate price ($ per bbl)	$-	$106.78	$95.39	$94.84
Gas price ($ per mcf)	$3.59	$2.99	$4.08	$3.15
Equivalent oil price ($ per boe)	$21.52	$18.29	$24.61	$19.13

Total:
Oil and condensate price ($ per bbl)	$102.44	$106.82	$103.48	$104.76
Gas price ($ per mcf)	$6.20	$3.06	$6.93	$3.23
Equivalent oil price ($ per boe)	$85.17	$84.89	$83.74	$91.95

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

Expenses

For the third quarter of 2014, operating expenses increased to $28.9 million as compared to $16.4 million for the same period in 2013.  This increase was primarily the result of additional operating expenses associated with the Alba lifting during the third quarter of 2014 and operating expenses associated with initial production at Rochelle.

For the nine months ended September 30, 2014 and 2013, operating expenses were $62.9 million and $72.0 million, respectively.  This decrease was primarily the result of reduced operating expenses associated with Alba offset with operating expenses in 2014 related to initial production from Rochelle.  Due to the decrease in operating expenses and increase in sales volumes, operating costs per boe decreased from $37.63 per boe for the third quarter of 2013 to $28.45 per boe for the same period in 2014.

DD&A expense increased to $46.2 million from $18.6 million for the third quarter of 2014 and 2013, respectively.  This increase was primarily due to the DD&A calculated on the volumes from Alba lifting during the third quarter of 2014 for which there was no corresponding lifting during the third quarter of 2013 and higher DD&A rates related to our U.K. properties.  DD&A expense increased to $123.5 million from $93.5 million for the nine months ended September 30, 2014 and 2013, respectively, which was primarily the result of higher DD&A rates related to our U.K. properties and higher production.

Endeavour International Corporation

Accretion expense on our asset retirement obligations increased to $6.7 million from $5.9 million for the third quarter of 2014 and 2013, respectively, and $19.3 million from $17.3 million for the nine months ended September 30, 2014 and 2013, respectively, primarily due to the increased accretion related to our IVRRH, Renee, Rubie and Goldeneye fields, which have ceased production.  As these fields nearing abandonment completion, the related asset retirement obligations are increasing at incrementally greater rates.

We did not record an impairment related to our U.S. properties for the third quarter of 2014.  For the third quarter of 2014, the prices used in the full cost ceiling test for our U.S. properties were $99.08 per barrel for oil and $4.24 per mcf for gas.  Prices used for the same period in 2013 were $95.06 per barrel for oil and $3.61 per mcf for gas.  During the third quarter of 2013, we recorded a pre-tax impairment of $6.0 million related to our U.S. oil and gas properties through the application of the full cost ceiling test.

For the third quarter of 2014, the prices used in the full cost ceiling test for our U.K. properties were $107.42 per barrel for oil and $8.90 per mcf for gas.  We have not recorded any impairment related to our U.K. properties.  Prices used in 2013 for the same period were $108.67 per barrel for oil and $10.51 per mcf for gas.

The risk that we will be required to record additional impairments of our oil and gas properties, through the application of the full cost ceiling test in subsequent periods, increases when oil and gas prices are low or volatile.  If U.S. or U.K oil or gas prices continue to face the adverse effects of high supply or other factors, we may experience further U.S. or U.K. ceiling test write-downs or other impairments in the future.

General and administrative (“G&A”) expenses increased to $4.2 million for the third quarter of 2014 as compared to $3.9 million for the same period in 2013 as a result of lower amounts recovered from our joint interest partners, partially offset by a decrease in employee compensation expense resulting from the organizational changes and closure of our London offices that occurred in late 2013.  For the nine months ended September 30, 2014 and 2013 G&A expenses were $14.2 million and $14.3 million, respectively.

Endeavour International Corporation

Components of G&A expenses for these periods were as follows:

(Amounts in thousands)	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2014	2013	2014	2013
Compensation	$2,243	$4,000	$9,493	$14,988
Consulting, legal and accounting fees	2,631	2,278	7,335	7,217
Amounts recovered from joint interest partners	(348)	(1,241)	(503)	(6,295)
Other expenses	749	525	2,362	3,644
Total gross cash G&A expenses	5,275	5,562	18,687	19,554

Non-cash stock-based compensation	1,088	1,464	3,833	4,672
Gross G&A expenses	6,363	7,026	22,520	24,226
Less: capitalized G&A expenses	(2,211)	(3,113)	(8,280)	(9,950)
Net G&A expenses	$4,152	$3,913	$14,240	$14,276

Unrealized gains on embedded derivatives increased from $1.2 million to $10.8 million for the nine months ended September 30, 2013 and 2014, respectively, and $0.9 million to $6.2 million for the three months ended September 30, 2013 and 2014, respectively.  Based on our filing under Chapter 11 of the Bankruptcy Code as discussed in “Voluntary Reorganization under Chapter 11” and the related probable cancellation of the underlying debt and equity instruments, we wrote off the entire amount of the embedded derivative liability and recorded a gain of $6.2 million for the three and nine months ended September 30, 2014.

As discussed in “Liquidity and Capital Resources,” we completed several financing transactions during the first and third quarter of 2014 that have had a significant impact on our interest expense.  Interest expense increased to $31.2 million for the third quarter of 2014 as compared to $26.5 million for the corresponding period in 2013, primarily due to additional interest resulting from the issuance of the Monetary Production Payments in mid-2013 and lower capitalized interest in 2014 as our significant development projects have been completed, partially offset by the lower interest rate from the Term Loan Facility versus the Revolving Credit Facility.  For the nine months ended September 30, 2014, interest expense increased to $94.1 million as compared to $72.3 million for the corresponding period in 2013.  This increase was primarily due to the additional interest expense discussed above.  We capitalize a portion of interest as a result of our drilling activity.  As the development work at Bacchus and Rochelle has been completed, the amount of interest we capitalize related to these projects has decreased.

Endeavour International Corporation

The components of interest expense are as follows:

(Amounts in thousands)	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2014	2013	2014	2013

Interest expense on debt outstanding	$24,529	$27,309	$74,533	$78,264
Interest expense on retired debt	2,624	-	7,122	-
Amortization of loan costs and discount	6,409	6,635	19,785	15,330
Gross interest expense	33,562	33,944	101,440	93,594

Less: capitalized interest	(2,384)	(7,483)	(7,354)	(21,248)

Interest expense	$31,178	$26,461	$94,086	$72,346

For the nine months ended September 30, 2014 and 2013, we had non-cash interest expense, including amortization of loan costs and discount, of $25.6 million and $20.6 million, respectively.

Letter of credit fees were $2.2 million and $7.3 million for the third quarter of 2014 and 2013,  $8.3 million and $25.8 million for the nine months ended September 30, 2014 and 2013, respectively.  The letter of credit fees are expenses related to our reimbursement agreements covering certain of our abandonment liabilities.  The decrease in the letter of credit fees was primarily due to the lower rates and financing costs of our Combined Procurement Agreement versus the previous agreements.  On September 30, 2014, the Combined Procurement Agreement was replaced with the Amended Term Loan Facility.  As such, letter of credit fees will be no longer be recognized through a procurement agreement arrangement, and the letter of credit fees will be replaced with interest expense attributable to the Amended Term Loan Facility.

During the third quarter of 2014, we incurred $5.0 million in financing and transaction charges in connection with the Company’s voluntary filing under Chapter 11 of the Bankruptcy Code.

As part of the repayment of the Revolving Credit Facility during the first quarter of 2014, we paid an early termination fee of approximately $2.5 million and wrote off the remaining deferred financing costs of $2.1 million.  On September 30, 2014, as part of the refinancing of the Term Loan Facility, Combined Procurement Agreement and Monetary Production Payments, we paid early termination fees totaling approximately $13.5 million and wrote off the remaining deferred financing costs of $14.0 million.

Goodwill impairment loss was $259.2 million for the three and nine months ended September 30, 2014.  We recognized no goodwill impairment loss during 2013.  Although the carrying amount of goodwill is tested annually for impairment, as  a result of a number of factors which occurred during and subsequent to the third quarter of 2013, including our filing under Chapter 11 of the United States Bankruptcy Code, we performed a preliminary goodwill impairment test as of September 30, 2014.  As a result of the preliminary goodwill impairment test, the entire

Endeavour International Corporation

amount of our goodwill, or $259.2 million, was charged to “Goodwill impairment loss” in cost of operations on our condensed consolidated statements of operations for the nine and three months ended September 30, 2014.  Fair value of the reporting unit was determined based on a combination of gross asset value, present value of future cash flows and comparison with comparable trading companies.  The impairment loss is an estimate that is not yet finalized.

The unrealized gains (losses) on foreign currency exchange are primarily attributable to the effects of foreign currency fluctuations on our abandonment liabilities which are predominantly denominated in pounds sterling.

Income Taxes

The following summarizes the components of tax expense (benefit):

(amounts in thousands)	U.K.	U.S.	Other	Total
Nine Months Ended September 30, 2014:
Net loss before taxes	$(337,416)	$(36,998)	$(10,218)	$(384,632)

PRT tax current expense	7,893	-	-	7,893
PRT tax deferred benefit	(6,813)	-	-	(6,813)
PRT tax expense	1,080	-	-	1,080

Corporate current expense	(120)	-	-	(120)
Corporate deferred benefit	(9,791)	-	-	(9,791)
Corporate tax benefit	(9,911)	-	-	(9,911)

Total tax benefit	(8,831)	-	-	(8,831)
Net loss	$(328,585)	$(36,998)	$(10,218)	$(375,801)

Nine Months Ended September 30, 2013:
Net loss before taxes	$(30,152)	$(35,459)	$(4,347)	$(69,958)

PRT tax current expense	15,121	-	-	15,121
PRT tax deferred benefit	(13,698)	-	-	(13,698)
PRT tax expense	1,423	-	-	1,423

Corporate current expense	-	-	-	-
Corporate deferred benefit	(3,564)	-	-	(3,564)
Corporate tax benefit	(3,564)	-	-	(3,564)

Total tax benefit	(2,141)	-	-	(2,141)
Net loss	$(28,011)	$(35,459)	$(4,347)	$(67,817)
(1)	The current tax expense (benefit) in both 2014 and 2013 is related to Petroleum Revenue Tax on our Alba field in the U.K.

Endeavour International Corporation

Income tax benefit increased to $8.8 million from $2.1 million for the nine months ended months ended September 30, 2014 and 2013, respectively, primarily the result of the increase in net loss before taxes related to the U.K.

In the second quarter of 2014 and 2013, we did not record any income tax benefits in the U.S., as there was no assurance that we could generate any U.S. taxable earnings, resulting in a full valuation allowance against the deferred tax assets generated.

Reconciliation of Non-GAAP Measures

Net income can be significantly affected by various non-cash items, such as unrealized gains and losses on our commodity derivatives, currency impact of long-term liabilities and deferred taxes.  Given the significant impact that non-cash items may have on our net income, we use various measures in addition to net income and net cash provided by operating activities, including non-financial performance indicators and non-GAAP measures, such as net loss, as adjusted and adjusted EBITDA, as key metrics to manage our business.  These metrics demonstrate our ability to maintain or grow production levels and reserves, internally fund capital expenditures and service debt as well as provide comparisons to other oil and gas exploration and production companies.

We define “net loss, as adjusted” as net loss, without the effect of impairments, derivative transactions, loss on extinguishment of debt and litigation settlement expense.  We define “adjusted EBITDA” as net loss before interest, taxes, depreciation, depletion and amortization, impairment, derivatives transactions, loss on extinguishment of debt and litigation settlement expense.  These measures are internal, supplemental measures of our performance that are not required by, or presented in accordance with GAAP.  The calculations of these non-GAAP measures and the reconciliation of net loss to these non-GAAP measures are provided below.

We view these non-GAAP measures, and we believe that others in the oil and gas industry, securities analysts, investors, and other interested parties view these, or similar, non-GAAP measures, as commonly used analytic indicators to compare performance among companies in our industry and in the evaluation of issuers.

Because net loss, as adjusted and adjusted EBITDA are not measures determined in accordance with GAAP and thus are susceptible to varying calculations, they may not be comparable to similarly titled measures of other companies.  Net income (loss), as adjusted and Adjusted EBITDA have limitations as analytical tools, and you should not consider these measures in isolation, or as a substitute for analysis of our financial statement data presented in the condensed consolidated financial statements as reported under GAAP.

Endeavour International Corporation

Provided below are reconciliations of net loss to net loss, as adjusted and adjusted EBITDA:

(Amounts in thousands)	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2014	2013	2014	2013
Net loss	$(294,257)	$(39,885)	$(375,801)	$(67,817)
Impairment of oil and gas properties (1)	-	6,032	-	9,566
Unrealized gains on derivatives (net of tax) (2)	(6,092)	(855)	(10,761)	(1,158)
Loss on early extinguishment of financing agreements (net of tax) (3)	16,992	-	18,286	-
Goodwill impairment loss (4)	259,238	-	259,238	-
Litigation settlement expense (1)	-	-	19,034	-

Net Loss, as Adjusted	$(24,119)	$(34,708)	$(90,004)	$(59,409)

Net loss	$(294,257)	$(39,885)	$(375,801)	$(67,817)
Unrealized gains on derivatives	(5,987)	(855)	(10,656)	(1,158)
Net interest expense	31,132	26,441	94,024	72,290
Letter of credit fees	2,249	7,274	8,308	25,782
Depreciation, depletion and amortization	46,248	18,596	123,468	93,466
Impairment of oil and gas properties	-	6,032	-	9,566
Loss on early extinguishment of financing agreements	30,717	-	34,259	-
Litigation settlement expense	-	-	19,034	-
Goodwill impairment loss	259,238	-	259,238	-
Income tax benefit	(11,988)	(14,330)	(8,831)	(2,141)

Adjusted EBITDA	$57,352	$3,273	$143,043	$129,988

(1)	We included no tax benefits as there was no assurance that we could generate any U.S. taxable earnings.
(2)

We included tax benefits of $105,  none,  $105 and none related to U.K. commodity derivatives (three-way collars).  We did not include tax expenses related to the embedded derivatives associated with our debt and equity instruments in the U.S. as there was no assurance that we could generate any taxable earnings.

(3)

We included tax benefits of $13,725,  none,  $15,973 and none related to the U.K.  We did not include tax benefits related to the U.S. as there was no assurance that we could generate any taxable earnings.

(4)	We included no tax benefit as this is a permanent difference.

Endeavour International Corporation

Liquidity and Capital Resources

The following table summarizes our net cash flows from operating, investing and financing activities for the periods indicated.  For additional details regarding the components of our primary cash flow amounts, see the Condensed Consolidated Statements of Cash Flows under Item 1 of this report.

(amounts in thousands)	Nine Months Ended September 30,
	2014	2013

Net cash provided by operating activities	$56,169	$54,787
Net cash used in investing activities	$(149,567)	$(178,773)
Net cash provided by financing activities	$156,401	$125,158

Operating Activities

The net cash flows provided by operating activities are primarily impacted by the earnings from our business activities.  The net cash flows provided by operating activities were $56.2 million for the nine months ended September 30, 2014 compared to $54.8 million provided by operating activities for the nine months ended September 30, 2013, primarily the result of an increase in net loss of $48.7 million net of goodwill impairment loss, $9.6 million in oil and gas impairments during 2013 and  $9.5 million increase in unrealized gains on derivatives.  Offsetting this change was a $30.0 million increase in DD&A related to increased DD&A rates for our U.K. properties, $22.7 million in noncash losses on early extinguishment of debt related to the restructuring of the Revolving Credit Facility, Term Loan Facility, Combined Procurement Agreement and Monetary Production Payments and $14.0 million in noncash litigation settlement expense related to the SM Litigation.

We are primarily dependent upon our three fields in the U.K. – Alba, Bacchus and Rochelle – for our cash flows from operations.  If we incur delays in production, such as those resulting from the mechanical issues experienced at the Rochelle field during the third quarter of 2014 and the subsequent unplanned shutdown at the Scott platform discussed in “Drilling Program,” it will negatively impact our operating cash flows.

During the pendency of the Bankruptcy Cases, we expect that our primary sources of liquidity will continue to be cash on hand and cash flows from operations.  In addition, the negative covenants under the Amended Term Loan Facility restrict us from obtaining additional capital, including limits on intercompany transfers.

In addition to the cash requirements necessary to fund ongoing operations, we have incurred and continue to incur significant professional fees and other costs in connection with preparation and handling of the Bankruptcy Cases.  We anticipate that we will continue to incur significant professional fees and costs for the pendency of the Bankruptcy Cases.  Pursuant to the terms of the RSA, we are obligated to pay the fees and costs of specified legal and financial advisors to each of the Significant Debt Holders.

Endeavour International Corporation

Although we believe our cash on hand and cash flow from operating activities will be adequate to meet the short-term liquidity requirements of our existing business, we cannot assure that the amounts of cash available from operations will be sufficient to fund our operations, including operations during the period until such time, if any, and to make the required payments associated with the Bankruptcy Cases, until our proposed plan as outlined in the RSA receives the requisite acceptance is confirmed by the Bankruptcy Court.  Our long-term liquidity requirements and the adequacy of our capital resources are difficult to predict at this time and ultimately cannot be determined until after our proposed plan as outlined in the RSA or another plan of reorganization has been confirmed, if at all, by the Bankruptcy Court.  If our future cash flows and capital resources are insufficient, we could face substantial liquidity problems and will likely be required to significantly reduce or delay capital expenditures, curtail, eliminate or dispose of substantial assets or operations, or undertake other significant restructuring measures; which could include reducing the size of our workforce or pursuing other alternatives to restructure or refinance our indebtedness, all of which could substantially affect our business, financial condition and results of operations.

For further discussion of liquidity risks and risks associated with the Bankruptcy Cases, please see “Item 1A. Risk Factors.”

Our ability to continue as a going concern is dependent upon, among other things, (i) our ability to obtain timely confirmation of our proposed plan as outlined in the RSA under the Bankruptcy Code; (ii) the cost, duration and outcome of the reorganization process; (iii) our ability to achieve profitability as a Company; (iv) our ability to maintain adequate cash on hand; and (v) our ability to generate cash from operations.

Investing Activities

The net cash flows used in investing activities was $149.6 million for the nine months ended September 30, 2014 compared to $178.8 million used in investing activities for the nine months ended months ended September 30, 2013, primarily the result of decreased development drilling related to our Rochelle and Bacchus.  During 2013, our U.K. capital program was focused on two large projects in the North Sea, the Bacchus and Rochelle fields, as well as infill drilling at Alba.  With the completion of the development projects, our 2014 U.K. capital expenditures have shifted to maintenance and infill drilling.  Additionally, during the second quarter of 2014, we settled an insurance claim for the Rochelle E1Y well, which resulted in proceeds of $12.6 million paid to us from the insurance carrier.

Financing Activities

As of September 30, 2014, we had $1,230.2 million in outstanding indebtedness.  We believe our cash on hand and cash flow from operating activities will be adequate to meet the short-term liquidity requirements of our existing business, although no assurance can be given in this regard.

Notwithstanding the Chapter 11 bankruptcy filing and RSA, servicing our existing debt and other long-term obligations would require a significant portion of our cash flow from operations and

Endeavour International Corporation

available cash on hand.  During 2014 and 2013,  we completed a number of transactions to improve our liquidity position,  extend the maturities of some of our debt and other obligations and effectively hedge a portion of production from our U.K. North Sea assets by locking in pricing.  These transactions included:

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

•

Forward Sale Agreements:  In February and September 2013, and May 2014, we entered into forward sale agreements with one of our established purchasers of approximately $22.5 million each in return for a specified volume of crude oil in excess of 200,000 barrels from our U.K. North Sea production.  The first forward sale commitment was fulfilled in June 2013; the second forward sale commitment was fulfilled in March 2014; and the third forward sale commitment will be fulfilled during the fourth quarter of 2014.

•

Monetary Production Payments:  In March 2013, we entered into a Production Payment Agreement for $125 million, which was subsequently increased to $175 million.  The Production Payment Agreement was terminated and replaced by the Amended Term Loan Facility in September 2014.

•

Term Loan Facility:  In January 2014, we entered into a $125 million Term Loan Facility and used the proceeds to repay the outstanding amounts under the Revolving Credit Facility.  Subsequent to the repayment, the Revolving Credit Facility was terminated and all the associated liens on our collateral obligations were released.  The Term Loan Facility was subsequently terminated and replaced by the Amended Term Loan Facility in September 2014.

•

Combined Procurement Agreement:  In January 2014, we entered into a letter of credit procurement agreement with an unaffiliated third party whereby we secured letters of credit for our account of approximately $130 million and agreed to reimburse the third party any expense incurred with posted cash collateral.  The letters of credit secure decommissioning obligations in connection with our U.K. licenses.  The Combined Procurement Agreement replaced Procurement Agreement and was subsequently terminated and replaced by the Amended Term Loan Facility in September 2014.

•

Securities Purchase Agreement:  In February 2014, we entered into a securities purchase agreement which is related to the issuance of up to $55 million in common stock, warrants and convertible notes.  We issued $12.5 million in common stock and warrants and $17.5 million in convertible notes under the Securities Purchase Agreement during the first quarter of 2014.

•

Amended Term Loan Facility:  In September 2014, we entered into a $440 million Amended Credit Agreement and used the proceeds to repay the outstanding amounts under the Term Loan Facility, Combined Production Agreement and Monetary Production Payments.

Endeavour International Corporation

Our equity issuances during the nine months ended September 30, 2014 were as follows:

•	February 2014: an issuance of 2.9 million shares of our common stock and 0.7 million of warrants, as related to the Securities Purchase Agreement; and
•	April 2014: an issuance of 2.1 million of warrants, as related to our litigation settlement.

As discussed above, we did not make our September 2, 2014, interest payment on the First Priority Notes, Second Priority Notes and 6.5% Convertible Senior Notes.  In addition, the Bankruptcy Filing constituted an event of default for all of our debt with the exception of the Amended Term Loan Facility.  However, as agreed with the Significant Debt Holders in the RSA, each Significant Debt Holder agreed to forebear from the exercise of any rights or remedies afforded it by the respective indenture.  Should the proposed plan as outline in the RSA not be completed or if the RSA is terminated for any reason, the Significant Debt Holders fully reserve any and all of their rights.

Drilling Program

Our capital expenditures were as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(Amounts in thousands)	2014	2013	2014	2013

Direct Oil & Gas Capital Expenditures:
U.K.	$14,924	$28,108	$35,697	$125,617
U.S.	5,986	2,180	8,183	5,124
	20,910	30,288	43,880	130,741

Capitalized G&A, Interest and Other	4,596	10,596	15,548	31,067

Asset Retirement Obligations	-	1,872	4,788	(1,639)

Total Capital Expenditures	$25,506	$42,756	$64,216	$160,169

Asset Retirement Obligations Paid	$13,127	$8,510	$33,728	$22,779

United Kingdom Capital Program

During 2013, our capital program was focused on two large projects in the North Sea, the Bacchus and Rochelle fields, as well as infill drilling at Alba.  With the completion of these development projects, our 2014 capital expenditures will be shifting to maintenance and infill drilling as discussed below.

Endeavour International Corporation

Alba

In April 2013, operations commenced on an initial three-well infill drilling program at the Alba field.  The first two development wells were completed by August 2013, just prior to the shutdown for the planned maintenance program from mid-August to mid-September 2013.  Following the shutdown, the operator identified that the water injection pipeline supplying pressure to the southern area of the field had ruptured, causing a portion of the southern region to be shut-in.  The Alba 2013 exit rate was 18,500 barrels per day gross, below the levels expected from the field.  Partial subsea water injection was restored in April 2014 allowing one well to be returned to production.  The permanent replacement of the pipeline is expected in the first half of 2015.  The infill drilling campaign recommenced in November 2013 with the third well that began producing in April 2014.

One additional development well was spud during the second quarter of 2014, and first production began in August 2014.

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

Rochelle

Development drilling and subsea tie-ins at the Rochelle field have been underway since 2012.  In February, while drilling the first of two development wells and following a severe storm lasting several days, we performed a routine inspection of the conductor, wellhead and blow out preventer systems which revealed that a non-uniform hole had been formed around the conductor.  As a result of this finding, the East Rochelle E1 was plugged and abandoned in August 2013.  An insurance claim to recover certain abandonment and redrill costs was settled in June 2014 for proceeds of $12.6 million.

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

In late March 2014, Rochelle production was shut-in due to an unplanned shutdown of the Scott platform.  The E2 and W1 wells were returned to production during May 2014, and for the first time at Rochelle, both development wells were producing simultaneously.

Following a planned Scott Platform shutdown which commenced on July 27, 2014, production resumed on August 26, 2014.  On September 9, 2014, Rochelle was shut-in due to mechanical problems on the Scott Platform related to the export gas compressor.  Production from Rochelle recommenced on October 11, 2014.

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

In the Pennsylvania Marcellus, Endeavour successfully completed hydraulic fracture stimulations of the C-13, C-14 and C-20 horizontal wells.  The operations consisted of an average 28-stage frac for each well, or double the number of frac stages on the longest laterals to date, relative to previous wells.  The wells will be tied into a new third-party pipeline being commissioned by EQT Corporation that allows firm capacity of up to 10 mmcfd, with potential for future expansion.    Construction of the Daniel Field Gathering pipeline commenced in September 2014, and first gas is expected by the end of 2014.  Operatorship of our Pennsylvania Marcellus properties was transferred to Samson Exploration, LLC, on July 1, 2014.

In the Piceance Basin Rim play in Northwest Colorado, Endeavour has leasehold and drilling options on 44,300 gross acres and 29,700 net acres.  Endeavour has two projects targeting liquids-rich Niobrara and Frontier objectives.  The Company has formed two federal units and drilled an initial horizontal test in the Niobrara target zone during third quarter of 2014.  The first of those wells is the Wiley 23-3-97 H1 horizontal well in Rio Blanco County (“Wiley”), which spud in July 2014, reached total depth in August 2014 and was hydraulically fracture stimulated in October 2014.  Wiley will be tied into local gathering infrastructure and is scheduled for production in early 2015.

Outlook

2014 Planned Capital Expenditures

We expect that our total capital expenditure budget for 2014 will be approximately $70 million, of which we expect to spend approximately $45 million in the U.K., primarily on drilling at

Endeavour International Corporation

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

We intend to fund our 2014 capital expenditures primarily through cash on hand and cash flow generated from operations.

Decommissioning Expenditures

Production from each of our Ivanhoe, Rob Roy, Hamish (collectively, “IVRRH”), Renee, Rubie and Goldeneye fields has ceased and we have performed maintenance and decommissioning activities over the last several years.  We expect to incur approximately $50 million in decommissioning charges during 2014.  For the nine months ended September 30, 2014, we spent $33.7 million in decommissioning costs.

Endeavour International Corporation

Disclosures About Contractual Obligations and Commercial Commitments

The following table sets forth our obligations and commitments to make future payments under our lease agreements and other long-term obligations as of September 30, 2014:

(Amounts in thousands)	Payments due by Period
	Total	Less than 1 Year	1-3 Years	3-5 Years	After 5 Years
Long-term debt (1):
Principal	$1,230,246	$-	$523,746	$706,500	$-
Interest (2) (3)	398,255	157,639	212,916	27,700	-
Asset retirement obligations	156,226	48,395	44,944	10,126	52,761
Leases for offices and equipment	2,337	1,032	1,305	-	-

Total Contractual Obligations	$1,787,064	$207,066	$782,911	$744,326	$52,761
(1)	Our debt reflects the amounts outstanding as of September 30, 2014.
(2)	Interest on our 7.5% convertible bonds is added to the outstanding principal balance each quarter and reflected as due upon maturity.
(3)

Interest presented in the column “Less than 1 Year” includes $33.5 million in interest payments due on September 2, 2014 related to the First Priority Notes, Second Priority Notes and 6.5% Convertible Senior Notes which the Company decided not to pay.

Off-Balance Sheet Arrangements

Prior to entry into the LC Issuance Agreement, on September 30, 2014, our Combined Procurement Agreement related to abandonment liabilities was an off-balance sheet arrangement which covered $90 million of our abandonment liabilities for certain of our U.K. oil and gas properties.  Under the Combined Procurement Agreement, unaffiliated third parties pledged cash to secure letters of credit covering certain of our abandonment liabilities and we agreed to reimburse the pledged cash in the event that the letters of credit are drawn and pledged cash is utilized to satisfy the commitment.  We had no cash collateral associated with the Combined Procurement Agreement and the commitments under the reimbursement agreements were not recorded as liabilities.  Fees and expenses related to the reimbursement agreements were included in other expenses on our condensed consolidated statements of operations.

On September 30, 2014, we entered into the Amended Credit Agreement and used the proceeds to repay the outstanding amounts under the Combined Production Agreement and provided cash collateral for the LC Issuance Agreement.  The posted cash collateral is reflected as restricted cash, long-term portion, in our condensed consolidated balance sheets.

Cautionary Statement Regarding Forward-Looking Statements

Certain matters discussed in this Quarterly Report on Form 10-Q are “forward-looking statements” intended to qualify for the safe harbors from liability established by the Private

Endeavour International Corporation

Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”).  These forward-looking statements include statements that express a belief, expectation, or intention, as well as those that are not statements of historical fact, and may include projections and estimates concerning the timing and success of specific projects and our future production, revenues, income and capital spending.  Our forward-looking statements are generally accompanied by words such as “estimate,” “project,” “predict,” “believe,” “expect,” “anticipate,” “potential,” “plan,” “goal” or other words that convey the uncertainty of future events or outcomes.  We caution you not to rely on them unduly.  In particular, this Quarterly Report on Form 10-Q contains forward-looking statements pertaining to the following:

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

We have based these forward-looking statements on our current expectations and assumptions about future events.  While our management considers these expectations and assumptions to be reasonable, they are inherently subject to significant business, economic, competitive, regulatory and other risks, contingencies and uncertainties, most of which are difficult to predict and many of which are beyond our control.  These risks, contingencies and uncertainties, which may not be exhaustive, relate to, among other matters, the following:

•	discovery, estimation, development and replacement of oil and gas reserves;
•	decreases in proved reserves due to technical or economic factors;
•	drilling of wells and other planned exploitation activities;
•	our high level of indebtedness and debt service costs;
•	adverse weather conditions;
•	uncertainties related to drilling and production operations;
•	timing and amount of future production of oil and gas;
•	ability to flow our production through aging infrastructure that is owned by others;
•	the volatility of oil and gas prices;
•	availability and terms of capital;
•	operating costs such as lease operating expenses, administrative costs and other expenses;
•	our future operating or financial results;
•	amount, nature and timing of capital expenditures, including future development costs;
•	cash flow and anticipated liquidity;
•	availability of drilling and production equipment;
•	uncertainties related to drilling and production operations;
•	cost and access to natural gas gathering, treatment and pipeline facilities;

Endeavour International Corporation

•	outcome of legal disputes;
•	environmental hazards, such as natural gas leaks, oil spills and discharges of toxic gases;
•	business strategy and the availability of acquisition opportunities;
•	outcome and timing of our voluntary restructuring; and
•	factors not known to us at this time.

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

Derivative Instruments and Risk Management Activities

Periodically, we enter into commodity derivatives, including three-way collar agreements, to protect against exposure to price declines related to our U.K. natural gas production.  All of our derivatives are used for risk management purposes and are not held for trading purposes.

Endeavour International Corporation

As of September 30, 2014, we had the following outstanding commodity derivatives:

		Weighted Average Prices
Settlement Period:	Total Notional Amount of Gas	Sub-Floor	Floor	Ceiling
	(MMBtu)	(£/MMBtu)
October 2014	465,000	£3.90	£4.80	£5.25
November 2014	450,000	£5.10	£6.30	£6.90
December 2014	465,000	£5.10	£6.30	£6.90

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

(ii)	that our disclosure controls and procedures were effective as of September 30, 2014.

Changes in Internal Control over Financial Reporting

There was no change in our system of internal control over financial reporting (as defined in Rules 13a-15(f), and 15d-15(f) under the Exchange Act), during the last fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Endeavour International Corporation

Part II. Other Information

Item 1:  Legal Proceedings

On October 10, 2014, Endeavour and certain of our wholly owned U.S. subsidiaries - Endeavour Operating Corporation, Endeavour Colorado Corporation, Endeavour Energy New Ventures, Inc., and END Management Company - and one of our foreign subsidiaries - Endeavour Energy Luxembourg S.a.r.l. - filed voluntary petitions under Chapter 11 of the United States Bankruptcy Code in the United States Bankruptcy Court for the District of Delaware.  The Chapter 11 cases are being jointly administered by the Bankruptcy Court as Case No. 14-12308.  We intend to continue to operate its business as debtor-in-possession under the jurisdiction of the Bankruptcy Court and in accordance with the applicable provisions of the Bankruptcy Code and orders of the Bankruptcy Court.  As a result of the filings, attempts to collect, secure, or enforce remedies with respect to pre-petition claims against the Company are subject to the automatic stay provisions of section 362 of the Bankruptcy Code.  The Bankruptcy Cases are discussed in greater detail in “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Voluntary Reorganization Under Chapter 11” and “Note 1, General” to our Condensed Consolidated Financial Statements (Unaudited).

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

Risk Factors Related to Our Restructuring

We and certain of our subsidiaries filed for reorganization under Chapter 11 of the Bankruptcy Code on October 10, 2014 and are subject to the risks and uncertainties associated with the Bankruptcy Cases.

For the duration of the Bankruptcy Cases, our operations and our ability to execute our business strategy will be subject to the risks and uncertainties associated with bankruptcy.  These risks include:

•	our ability to continue as a going concern;
•	our ability to obtain Bankruptcy Court approval with respect to motions filed in the Bankruptcy Cases from time to time;
•	our ability to develop, prosecute, confirm and consummate a plan of reorganization with respect to the Bankruptcy Cases;

Endeavour International Corporation

•

the ability of third parties to seek and obtain court approval to terminate or shorten the exclusivity period for us to propose and confirm a plan of reorganization, to appoint a U.S. trustee or to convert the Bankruptcy Cases to Chapter 7 cases;

•	our ability to obtain and maintain normal payment and other terms with customers, vendors and service providers;
•	our ability to maintain contracts that are critical to our operations;
•	our ability to attract, motivate and retain key employees;
•	our ability to retain key vendors or secure alternative supply sources;
•	our ability to fund and execute our business plan; and
•	our ability to obtain acceptable and appropriate financing.

We will also be subject to risks and uncertainties with respect to the actions and decisions of our creditors and other third parties who have interests in the Bankruptcy Cases that may be inconsistent with our plans.

These risks and uncertainties could affect our business and operations in various ways.  For example, negative events or publicity associated with the Bankruptcy Cases could adversely affect our relationships with our vendors and employees, as well as with customers, which in turn could adversely affect our operations and financial condition.  Also, pursuant to the Bankruptcy Code, we need Bankruptcy Court approval for transactions outside the ordinary course of business, which may limit our ability to respond timely to events or take advantage of opportunities.  Because of the risks and uncertainties associated with the Bankruptcy Cases, we cannot predict or quantify the ultimate impact that events occurring during the Chapter 11 proceedings will have on our business, financial condition and results of operations, and there is no certainty as to our ability to continue as a going concern.

As a result of the Bankruptcy Cases, realization of assets and liquidation of liabilities are subject to uncertainty.  While operating under the protection of the Bankruptcy Code, and subject to Bankruptcy Court,  approval or otherwise as permitted in the normal course of business, we may sell or otherwise dispose of assets and liquidate or settle liabilities for amounts other than those reflected in our consolidated financial statements.  Further, a plan of reorganization could materially change the amounts and classifications reported in our consolidated historical financial statements, which do not give effect to any adjustments to the carrying value of assets or amounts of liabilities that might be necessary as a consequence of confirmation of a plan of reorganization.

Our businesses could suffer from a long and protracted restructuring.

Our future results are dependent upon the successful confirmation and implementation of a plan of reorganization.  Failure to obtain this approval in a timely manner could adversely affect our operating results, as our ability to obtain financing to fund their operations may be harmed by protracted bankruptcy proceedings.  If a liquidation or protracted reorganization were to occur, there is a significant risk that the value of our enterprise would be substantially eroded to the detriment of all stakeholders.

Endeavour International Corporation

Furthermore, we cannot predict the ultimate amount of all settlement terms for the liabilities that will be subject to a plan of reorganization.  Even once a plan of reorganization is approved and implemented, our operating results may be adversely affected by the possible reluctance of prospective lenders to do business with a company that recently emerged from bankruptcy proceedings.

We may not be able to obtain confirmation of our proposed plan as outlined in the RSA, and our emergence from the Bankruptcy Cases is not assured.

There can be no assurance that the proposed plan as outlined in the RSA (or any other plan of reorganization) will be approved by the Bankruptcy Court, so we urge caution with respect to existing and future investments in our securities.

There can be no assurances that we will receive the requisite votes to confirm the proposed plan.  Moreover, we might receive official objections to confirmation of the proposed plan from the various bankruptcy committees and stakeholders in the Bankruptcy Cases. We cannot predict the impact that any objection might have on the Bankruptcy Court’s decision whether to confirm the proposed plan as outlined in the RSA.   Any objection may cause us to devote significant resources in response which could materially and adversely affect our business, financial condition and results of operations.

If the proposed plan as outlined in the RSA is not confirmed by the Bankruptcy Court, it is unclear whether we would be able to reorganize our business and what, if any, distributions holders of claims against us, including holders of our secured and unsecured debt and equity, would ultimately receive with respect to their claims.  The Debtors would likely incur significant costs in connection with developing and seeking approval of an alternative plan of reorganization, which might not be supported by any of the current debt holders,  various bankruptcy committees or other stakeholders.  If an alternative reorganization could not be agreed upon, it is possible that we would have to liquidate our assets, in which case it is likely that holders of claims would receive substantially less favorable treatment than they would receive if we were to emerge as a viable, reorganized entity.  There can be no assurance as to whether we will successfully reorganize and emerge from the Bankruptcy Cases or, if we do successfully reorganize, as to when we would emerge from the Bankruptcy Cases.

We depend on key personnel and may not be able to retain those employees or recruit additional qualified personnel.

We are highly dependent on the continuing efforts of our senior management team and other key personnel.  Our business, financial condition and results of operations could be materially adversely affected if we lose any of these persons during or subsequent to the bankruptcy proceedings and are unable to attract and retain qualified replacements.

Our substantial indebtedness, which will not be fully discharged under our proposed plan as outlined in the RSA, could adversely affect our business, financial condition and results of operations and prevent us from fulfilling our obligations under the terms of our indebtedness.

Endeavour International Corporation

We have, and we will continue to have, a significant amount of indebtedness.  As of September 30, 2014, we had total indebtedness of approximately $1,230.2 million.

Our substantial indebtedness could make it more difficult for us to satisfy our obligations with respect to the terms of our indebtedness and has had and could continue to have other material adverse consequences for our business, including:

•

requiring us to dedicate a large portion of our cash flow to pay principal and interest on our indebtedness, which will reduce the availability of our cash flow to fund working capital, capital expenditures, research and development expenditures and other business activities;

•	increasing our vulnerability to general adverse economic and industry conditions;
•	limiting our flexibility in planning for, or reacting to, changes in our business and the industry in which we operate;
•	restricting us from making strategic acquisitions, dispositions or exploiting business opportunities;
•	placing us at a competitive disadvantage compared to our competitors that have less debt; and
•	limiting our ability to borrow additional funds (even when necessary to maintain adequate liquidity) or dispose of assets.

In addition, a portion of our debt bears interest at variable rates.  If market interest rates increase, the interest rate on our variable-rate debt will increase and will create higher debt service requirements, which would adversely affect our cash flow and could adversely impact our results of operations.  While we may enter into agreements limiting our exposure to higher debt service requirements, any such agreements may not offer complete protection from this risk.

We may be subject to claims that will not be discharged in the Bankruptcy Cases, which could have a material adverse effect on our results of operations and profitability.

The Bankruptcy Code provides that the confirmation of a plan of reorganization discharges a debtor from substantially all debts arising prior to confirmation and specified debts arising afterwards.  With few exceptions, all claims that arose prior to October 10, 2014 and before confirmation of the plan of reorganization (i) would be subject to compromise and/or treatment under the plan of reorganization or (ii) would be discharged in accordance with the Bankruptcy Code and the terms of the plan of reorganization.  Any claims not ultimately discharged by the Bankruptcy Court could have an adverse effect on our results of operations and profitability.

Our financial results may be volatile and may not reflect historical trends.

While in bankruptcy, we expect our financial results to continue to be volatile as asset impairments, asset dispositions, restructuring activities, contract terminations and rejections, and claims assessments may significantly impact our consolidated financial statements.  As a result, our historical financial performance is likely not indicative of our financial performance after the

Endeavour International Corporation

date of the bankruptcy filing.  In addition, if we emerge from bankruptcy, the amounts reported in subsequent consolidated financial statements may materially change relative to historical consolidated financial statements, including as a result of revisions to our operating plans pursuant to a plan of reorganization.  In addition, if we emerge from bankruptcy, we may be required to adopt fresh start accounting.  If fresh start accounting is applicable, our assets and liabilities will be recorded at fair value as of the fresh start reporting date.  The fair value of our assets and liabilities may differ materially from the recorded values of assets and liabilities on our consolidated balance sheets.  In addition, if fresh start accounting is required, our financial results after the application of fresh start accounting may be different from historical trends.

Our shares are subject to risks associated with trading in an over the counter market.

Securities traded in the over-the-counter market generally have significantly less liquidity than securities traded on a national securities exchange, through factors such as a reduction in the number of investors that will consider investing in the securities, the number of market makers in the securities, reduction in securities analyst and news media coverage and lower market prices than might otherwise be obtained.  As a result, holders of shares of our common stock may find it difficult to resell their shares at prices quoted in the market or at all.  Furthermore, because of the limited market and generally low volume of trading in our common stock that could occur, the share price of our common stock could be more likely to be affected by broad market fluctuations, general market conditions, fluctuations in our operating results, changes in the markets perception of our business, and announcements made by us, our competitors or parties with whom we have business relationships.  With respect to the Company, in some cases, we may be subject to additional compliance requirements under applicable state laws in the issuance of our securities.  The lack of liquidity in our common stock may also make it difficult for us to issue additional securities for financing or other purposes, or to otherwise arrange for any financing we may need in the future.  In addition, we may experience other adverse effects, including, without limitation, the loss of confidence in us by current and prospective suppliers, customers, employees and others with whom we have or may seek to initiate business relationships.

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

Endeavour International Corporation

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
10.1

Change in Control Termination Benefits Agreement between the Company and Derek Neilson. (Incorporated by reference to Exhibit 10.1 on our Current Report on Form 8-K (Commission File No. 001-32212) filed on September 24, 2014).

10.2

Key Employee Retention Plan Agreement between the Company and James J. Emme (Incorporated by reference to Exhibit 10.2 on our Current Report on Form 8-K (Commission File No. 001-32212) filed on September 24, 2014).

10.3

Key Employee Retention Plan Agreement between the Company and Catherine L. Stubbs (Incorporated by reference to Exhibit 10.3 on our Current Report on Form 8-K (Commission File No. 001-32212) filed on September 24, 2014).

10.4

Key Employee Retention Plan Agreement between the Company and Derek Neilson (Incorporated by reference to Exhibit 10.4 on our Current Report on Form 8-K (Commission File No. 001-32212) filed on September 24, 2014).

10.5		Amended Credit Agreement, dated September 30, 2014 (Incorporated by reference to Exhibit 99.1 on our Current Report on Form 8-K (Commission File No. 001-32212) filed on October 1, 2014).
31.1	*	Certification of William L. Transier, Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	*	Certification of Catherine L. Stubbs, Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	*	Certification of William L. Transier, Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Endeavour International Corporation

32.2	*	Certification of Catherine L. Stubbs, Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	*	XBRL Instance Document.
101.SCH	*	XBRL Taxonomy Extension Schema Document.
101.CAL	*	XBRL Taxonomy Extension Calculation Linkbase.
101.DEF	*	XBRL Taxonomy Extension Definition Linkbase.
101.LAB	*	XBRL Taxonomy Extension Label Linkbase.
101.PRE	*	XBRL Taxonomy Extension Presentation Linkbase.

*		Filed or furnished (in the case of Exhibits 32.1 and 32.2) with this Form 10-Q.
†		Management contracts and compensatory plans or arrangements.

Endeavour International Corporation

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Endeavour International Corporation

Date: November 12, 2014	/s/ Catherine L. Stubbs
Catherine L. Stubbs
Senior Vice President and
Chief Financial Officer
(Principal Financial Officer)