Form 10-Q
period 2015-03-31
ENDEAVOUR INTERNATIONAL CORP
filed 2015-05-11
CIK 1112412

United States Securities and Exchange Commission

Washington, D.C. 20549

Form 10-Q

(Mark One)

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarterly Period Ended March 31, 2015

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

As of May 1, 2015, 52.8 million shares of the registrant’s common stock were outstanding.

Quantities of natural gas are expressed in this Quarterly Report on Form 10-Q in terms of thousand cubic feet (“mcf”), million cubic feet (“mmcf”) or million British thermal units (“mmbtu”).  We have assumed one mmbtu is equal to one mmcf.  Oil, which includes natural gas liquids, is quantified in terms of barrels (“bbls”) and thousands of barrels (“mbbls”).  Natural gas and oil are compared in terms of barrels of oil equivalent (“boe”) thousand barrels of oil equivalent (“mboe”) and million barrels of oil equivalent (“mmboe”) or thousand cubic feet equivalent (“mcfe”) and million cubic feet equivalent (“mmcfe”).  Daily volumes are expressed as barrels of oil equivalent per day (“boed”), millions of barrels of oil equivalent per day (“mmboed”) or million cubic feet per day (“mmcfd”).  One barrel of oil is the approximate energy equivalent of six mcf of natural gas.  This is a physical correlation and does not reflect a value or price relationship between the commodities.  With respect to information relating to our working interest in wells or acreage, “net” oil and gas wells or acreage is determined by multiplying gross wells or acreage by our working interest therein.  References to number of potential well locations are gross, unless otherwise indicated.

Part I:  Financial Information

Item 1:  Financial Statements

Endeavour International Corporation

(Debtor-in-Possession)

Condensed Consolidated Balance Sheets

(Amounts in thousands except per share data)

	March 31,	December 31,
	2015	2014
	(unaudited)
Assets
Current Assets:
Cash and cash equivalents	$66,498	$81,850
Accounts receivable	34,270	35,507
Prepaid expenses and other current assets	36,821	47,397
Total Current Assets	137,589	164,754

Property and Equipment, Net ($11,466 and $10,784 not subject to
amortization at March 31, 2015 and December 31, 2014, respectively)	343,735	469,509
Restricted Cash, Long-Term Portion	95,356	100,241
Other Assets	73	72

Total Assets	$576,753	$734,576

See accompanying notes to condensed consolidated financial statements.

Endeavour International Corporation

(Debtor-in-Possession)

Condensed Consolidated Balance Sheets

(Amounts in thousands)

	March 31,	December 31,
	2015	2014
	(unaudited)
Liabilities and Stockholders’ Equity
Current Liabilities:
Accounts payable	$32,697	$27,364
Current maturities of debt	433,141	432,181
Deferred revenue	594	14,157
Asset retirement obligations, current portion	29,835	40,547
Accrued expenses and other	5,332	15,196
Total Current Liabilities	501,599	529,445

Deferred Taxes	39,118	56,670
Other Liabilities	64,496	66,077
Total Liabilities Not Subject to Compromise	605,213	652,192
Liabilities Subject to Compromise	840,900	841,044
Total Liabilities	1,446,113	1,493,236

Commitments and Contingencies

Series C Convertible Preferred Stock:
Series C preferred stock - Liquidation preference: $14,800 and $14,800
at March 31, 2015 and December 31, 2014, respectively	17,481	17,481

Stockholders’ Equity (Deficit):
Series B preferred stock - Liquidation preference: $1,971 and $1,971
at March 31, 2015 and December 31, 2014, respectively	-	-
Common stock; shares issued and outstanding – 52,834 and 52,900
at March 31, 2015 and December 31, 2014, respectively	53	53
Additional paid-in capital	557,072	557,111
Treasury stock, at cost - 72 and 72 shares at March 31, 2015
and December 31, 2014, respectively	(587)	(587)
Accumulated deficit	(1,443,379)	(1,332,718)
Total Stockholders’ Equity (Deficit)	(886,841)	(776,141)

Total Liabilities and Stockholders’ Equity	$576,753	$734,576

See accompanying notes to condensed consolidated financial statements.

Endeavour International Corporation

(Debtor-in-Possession)

Condensed Consolidated Statements of Operations

(Unaudited)

(Amounts in thousands except per share data)

	Three Months Ended
	March 31,
	2015	2014
Revenues	$64,329	$94,163

Cost of Operations:
Operating expenses	24,145	27,170
Depreciation, depletion and amortization	56,561	44,968
Impairment of oil and gas properties	90,087	-
Insurance proceeds	(8,425)	-
General and administrative	2,572	4,849
Total Expenses	164,940	76,987

Income (Loss) From Operations	(100,611)	17,176

Other Income (Expense):
Unrealized gains on derivatives	-	2,659
Interest expense	(14,351)	(31,477)
Letter of credit fees	(58)	(3,789)
Financing and transaction costs	(1,025)	(1,816)
Loss on early extinguishment of financing agreements	-	(3,543)
Litigation settlement expense	-	(19,034)
Reorganization items	(6,866)	-
Unrealized gain (loss) on foreign currency exchange	4	(1,273)
Other income (expense)	105	(204)
Total Other Expense	(22,191)	(58,477)

Loss Before Income Taxes	(122,802)	(41,301)

Petroleum Revenue Tax Expense (Benefit)	(12,141)	1,725
Corporate Tax Expense	-	1,844
Total Tax Expense (Benefit)	(12,141)	3,569

Net Loss	(110,661)	(44,870)

Preferred Stock Dividends	-	456

Net Loss to Common Stockholders	$(110,661)	$(45,326)

Net Loss per Common Share:
Basic and Diluted	$(2.10)	$(0.91)

Weighted Average Number of Common Shares Outstanding:
Basic and Diluted	52,763	49,590

See accompanying notes to condensed consolidated financial statements.

Endeavour International Corporation

(Debtor-in-Possession)

Condensed Consolidated Statements of Cash Flows

(Unaudited)

(Amounts in thousands)

	Three Months Ended
	March 31,
	2015	2014
Cash Flows from Operating Activities:
Net loss	$(110,661)	$(44,870)
Adjustments to reconcile net loss to net cash
provided by operating activities:
Depreciation, depletion and amortization	56,561	44,968
Impairment of oil and gas properties	90,087	-
Deferred tax expense (benefit)	(11,137)	1,969
Unrealized gains on derivatives	-	(2,659)
Amortization of non-cash compensation	(10)	971
Amortization of loan costs and discount	2,238	6,705
Non-cash interest expense	-	1,883
Loss on early extinguishment of financing agreements	-	6,856
Non-cash litigation settlement expense	-	19,034
Other	(5,017)	1,847
Changes in operating assets and liabilities:
Decrease in receivables	1,237	19,001
(Increase) decrease in other current assets	2,624	(5,056)
Decrease in liabilities	(23,058)	(23,100)
Net Cash Provided by Operating Activities	2,864	27,549

Cash Flows From Investing Activities:
Capital expenditures	(23,101)	(28,845)
Proceeds from sale of oil and gas interests	-	1,352
(Increase) decrease in restricted cash	4,885	(2,457)
Net Cash Used in Investing Activities	(18,216)	(29,950)

Cash Flows From Financing Activities:
Repayments of borrowings	-	(115,163)
Borrowings under debt agreements, net of debt discount	-	140,625
Proceeds from issuance of common stock	-	12,376
Repayments of Monetary Production Payments	-	(5,000)
Financing costs paid	-	(9,273)
Other financing	-	(416)
Net Cash Provided by (Used in) Financing Activities	-	23,149

Net Increase (Decrease) in Cash and Cash Equivalents	(15,352)	20,748
Cash and Cash Equivalents, Beginning of Period	81,850	34,742

Cash and Cash Equivalents, End of Period	$66,498	$55,490

See accompanying notes to condensed consolidated financial statements.

Endeavour International Corporation

(Debtor-in-Possession)

Notes to Condensed Consolidated Financial Statements

(Amounts in thousands, except per share data)

Note 1 – General

Description of Business

Endeavour International Corporation is an independent oil and gas company engaged in the exploration, development, production and acquisition of energy reserves in the U.S. and U.K.  Endeavour was incorporated under the laws of the state of Nevada on January 13, 2000.  As used in these Notes to Condensed Consolidated Financial Statements, the terms “Endeavour,” “Company,” “we,” “us,” “our” and similar terms refer to Endeavour International Corporation and, unless the context indicates otherwise, its consolidated subsidiaries.  The accompanying financial statements should be read in conjunction with the audited consolidated financial statements and notes included in our Annual Report on Form 10-K for the year ended December 31, 2014.

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

Going Concern

Our accompanying condensed consolidated financial statements were prepared assuming that we will continue as a going concern, which contemplates realization of assets and the satisfaction of liabilities in the normal course of business for the twelve month period following the date of these condensed consolidated financial statements.  However, as a result of our Bankruptcy Cases and other matters described herein, including the termination of the Restructuring Support Agreement (“RSA”) on April 29, 2015 (see Note 3 - Voluntary Reorganization under Chapter 11) and the potential breach of our leverage covenant under our Amended Term Loan Facility applicable to our U.K. subsidiary in or about the third quarter of 2015 (see Note 3 – Voluntary Reorganization Under Chapter 11 and Note 8 – Debt Obligations), there is substantial doubt about our ability to continue as a going concern.

We continue to have discussions with certain of our creditors and their advisors and the advisors to the Official Committee of Unsecured Creditors appointed by the Bankruptcy Court concerning the impact of the price declines that began in late 2014.  Additionally, we have and continue to

Endeavour International Corporation

(Debtor-in-Possession)

Notes to Condensed Consolidated Financial Statements

(Amounts in thousands, except per share data)

engage in discussions with certain of our U.S. and U.K. creditors regarding the possibility of raising new capital to reduce the principal amount of outstanding indebtedness under the Amended Term Loan Facility in an amount adequate to avoid a potential default of the leverage covenant, refinancing all or a portion of the Amended Term Loan Facility, or obtaining a waiver or amendment from the lenders under the Amended Term Loan Facility prior to any default thereunder.

During the pendency of the Bankruptcy Cases, we expect that our primary sources of liquidity will continue to be cash on hand and cash flows from operations.  In addition, the negative covenants under the Amended Term Loan Facility restrict us from obtaining additional capital, including limits on intercompany transfers.

Our ability to continue as a going concern is dependent on many factors, including, among other things: (i) the cost, duration and outcome of the Bankruptcy Cases; (ii) our ability to maintain adequate cash on hand and generate cash from operations; (iii) our ability to maintain compliance with debt covenant requirements of the Amended Term Loan Facility; and (iv) our ability to achieve profitability following a restructuring.  The accompanying condensed consolidated financial statements do not include any adjustments that might be necessary if our actions to address these factors are not successful.

Note 2 – Summary of Significant Accounting Policies

Basis of Presentation and Use of Estimates

The accompanying unaudited condensed consolidated financial statements have been prepared on the accrual basis of accounting in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and have been presented on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business.  The accompanying financial statements do not include any adjustments to reflect the possible future effects on the recoverability of assets or the amounts of liabilities that may result from the outcome of this uncertainty.  See Note 1 – General – Going Concern.

In the opinion of management, all normal recurring adjustments considered necessary for a fair presentation have been included in these financial statements.  Certain amounts for prior periods have been reclassified to conform to the current presentation.

U.S. GAAP requires management to use estimates, judgments and assumptions that affect the amounts of assets, liabilities, revenues and expenses reported herein.  While management regularly reviews its estimates, actual results could differ from those estimates.

Endeavour International Corporation

(Debtor-in-Possession)

Notes to Condensed Consolidated Financial Statements

(Amounts in thousands, except per share data)

Management believes that it is reasonably possible that the following material estimates affecting the financial statements could change in the current year:

•	estimates of proved oil and gas reserves;
•	estimates as to the expected future cash flow from proved oil and gas properties; and
•	estimates of future dismantlement and restoration costs.

Recent Accounting Pronouncements

In March 2015, the Financial Accounting Standards Board (FASB) issued an update to the accounting standards to simplify the presentation of debt issuance costs. The amendments in this update require that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts.  The recognition and measurement guidance for debt issuance costs are not affected by the amendments in this update.  The guidance is effective for interim periods and annual period beginning after December 15, 2015; however early adoption is permitted.  We are currently evaluating the effect that adopting this guidance will have on our financial position, results of operations or cash flows.

In May 2014, the FASB issued a new standard on revenue recognition.  The new revenue recognition standard provides a five-step analysis of transactions to determine when and how revenue is recognized.  The core principle of the guidance is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services.  The new standard is effective for annual periods beginning after December 31, 2016 and can be adopted either retrospectively to each reporting period or retrospectively with a cumulative-effect adjustment as of the date of adoption.  In April 2015, the FASB proposed to delay the effective date one year, effective for annual periods beginning after December 31, 2017. The proposal will be subject to the FASB’s due process requirement, which includes a period for public comments. We are currently evaluating the effect that adopting this guidance will have on our financial position, results of operations or cash flows.

Note 3 –  Voluntary Reorganization Under Chapter 11

Background

On September 2, 2014, the Company announced that it had decided not to pay approximately $33.5 million in interest due on September 2, 2014 on its 12% First Priority Notes due March 2018 (“First Priority Notes”), 12% Second Priority Notes due June 2018 (“Second Priority Notes”) and 6.5% Convertible Senior Notes due November 2017 (“6.5% Convertible Senior Notes”).

Endeavour International Corporation

(Debtor-in-Possession)

Notes to Condensed Consolidated Financial Statements

(Amounts in thousands, except per share data)

On October 10, 2014, the Company announced that it reached agreements with holders of more than two-thirds of its First Priority Notes, Second Priority Notes and 7.5% Convertible Bonds (see Note 8 – Debt Obligations) and its 6.5% Convertible Senior Notes and 5.5% Convertible Senior Notes (see Note 8 – Debt Obligations and collectively, “Consenting Debt Holders”), in the form of a consensual Restructuring Support Agreement (“RSA”) that, if implemented as proposed, would significantly reduce the Company’s outstanding debt.  The RSA contemplated that the recapitalization of the Company would occur pursuant to a pre-arranged plan of reorganization.  On the Petition Date, the Debtors filed voluntary petitions under Chapter 11 of the Bankruptcy Code in the Bankruptcy Court.  Since the Petition Date, the Debtors have operated their business as “debtors-in-possession" pursuant to Sections 1107(a) and 1108 of the Bankruptcy Code, which will allow the Company to continue operations and carry on the business in the ordinary course of business during the reorganization proceedings.  Each Debtor will remain in possession of its assets and properties, and its business and affairs will continue to be managed by its directors and officers, subject in each case to the supervision of the Bankruptcy Court.

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

None of the Company’s subsidiaries incorporated in the U.K. has filed under Chapter 11.  Such non-filing subsidiaries are referred to herein as “non-Debtors.”

Termination of RSA and Sale of U.S. Assets

On April 29, 2015, the Debtors terminated the RSA and filed a notice with the Bankruptcy Court to withdraw its proposed plan or reorganization that had been filed to implement the terms of the RSA (the “Plan”).  We have determined that as a result of the recent decline in commodity prices, the Plan was not feasible and, accordingly, we will not continue to seek its confirmation.  Even if the Plan were to be confirmed, if oil and gas prices remain at their depressed levels, we could breach our leverage covenant under our Amended Term Loan Facility applicable to our U.K. subsidiary in or about the third quarter of 2015, which would result in a default under the terms of the Amended Term Loan Facility and a liquidity shortfall at the end of the fourth quarter of 2015.

We have and continue to engage in discussions with certain of our U.S. and U.K. creditors regarding the possibility of executing a new RSA, raising new capital to reduce the principal amount of outstanding indebtedness under the Amended Term Loan Facility in an amount adequate to avoid a potential default of the leverage covenant, refinancing all or a portion of the Amended Term Loan Facility, or obtaining a waiver or amendment from the lenders under the

Endeavour International Corporation

(Debtor-in-Possession)

Notes to Condensed Consolidated Financial Statements

(Amounts in thousands, except per share data)

Amended Term Loan Facility prior to any default thereunder, or other agreed terms to sustain a restructuring and avoid default.

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

On April 29, 2015, in light of the foregoing, the Company also filed with the Bankruptcy Court a motion to, among other things, approve the sale of substantially all of the Company’s U.S. assets and, in connection with such sale, establish bidding procedures and an auction.  Certain non-Debtors are also exploring restructuring alternatives, including preparing for the commencement of a separate marketing process in the U.K. for the sale of substantially all their U.K.-based oil and gas assets.

Note 4 – Debtors Condensed Combined Financial Statements

Condensed combined financial statements of the Debtors are set forth below.  The Condensed Combined Financial Statements exclude the financial statements of the non-Debtors.  Transactions and balances of receivables and payables between Debtors are eliminated in consolidation.  However, the Condensed Combined Balance Sheet includes receivables from related non-Debtors and payables to related non-Debtors.  Actual settlement of these related party receivables and payables is, by historical practice, made on a net basis or through an equity contribution.

Endeavour International Corporation

(Debtor-in-Possession)

Notes to Condensed Consolidated Financial Statements

(Amounts in thousands, except per share data)

Condensed Combined Balance Sheet
As of March 31, 2015

Assets:
Current Assets	$25,592
Property and Equipment, Net ($11,466 not subject to amortization)	30,077
Long-Term Receivables Due from Affiliates (1)	648,801
Investments in Subsidiaries	295,816
Other Assets	9
Total Assets	$1,000,295

Liabilities Not Subject to Compromise:
Accrued expenses and other	$7,495
Current Liabilities Due to Affiliates (1)	101,386
Other	630
Liabilities Subject to Compromise (2)	840,900
Series C Convertible Preferred Stock - Liquidation Preference: $14,800	17,481
Stockholders' Equity (3)	32,403
Total Liabilities and Stockholders’ Equity	$1,000,295
(1)

It is expected that upon consummation of the Bankruptcy Cases, all intercompany receivables and payables will be offset and settled through equity contributions.  No allowances for intercompany receivables from the Debtors have been recorded in the condensed combined financial statements.

(2)	See Note 5 – Liabilities Subject to Compromise
(3)	It is expected that upon consummation of the Bankruptcy Cases, all common stock of the Debtors will be cancelled and new common stock will be issued to partially satisfy the bankruptcy claims.

Endeavour International Corporation

(Debtor-in-Possession)

Notes to Condensed Consolidated Financial Statements

(Amounts in thousands, except per share data)

Condensed Combined Statement of Operations
Three Months Ended March 31, 2015

Revenues	$1,082
Cost of Operations	11,314
Loss from Operations	(10,232)

Other Income (Expense):
Interest income	15,000
Financing and transaction costs	(58)
Reorganization items (4)	(6,866)
Other expense	26
Total Other Income	8,102

Net Loss	(2,130)
(4)	See Note 5 – Liabilities Subject to Compromise for additional discussion of Reorganization items.

Condensed Combined Cash Flow
Three Months Ended March 31, 2015

Net cash provided by (used in):
Operating	$36,603
Investing	(52,784)
Financing	16
Net decrease in cash and cash equivalents	(16,165)

Cash and Cash Equivalents, Beginning of Period	131,656

Cash and Cash Equivalents, End of Period	$115,491

Note 5 –  Liabilities Subject to Compromise

Liabilities Subject to Compromise represents liabilities incurred prior to the Petition Date which may be affected by the Chapter 11 process.  These amounts represent the Debtors’ allowed claims and their best estimate of claims expected to be allowed which will be resolved as part of the bankruptcy proceedings.

Endeavour International Corporation

(Debtor-in-Possession)

Notes to Condensed Consolidated Financial Statements

(Amounts in thousands, except per share data)

Liabilities Subject to Compromise consists of the following as of March 31, 2015:

Accounts Payable	$5,935
Debt	790,246
Accrued Interest and Dividends	44,719
Total Liabilities Subject to Compromise	$840,900

Interest Expense

The Debtors have discontinued recording interest expense on unsecured or under-secured liabilities subject to compromise on the Petition Date.  Contractual interest not accrued during the first quarter of 2015 was approximately $21.4 million.

Reorganization Items

Reorganization items represent the direct and incremental costs of being in bankruptcy, such as professional fees, pre-petition liability claim adjustments and losses related to terminated contracts that are probable and can be estimated.  Reorganization fees for the quarter ended March 31, 2015 related solely to professional fees.

Endeavour International Corporation

(Debtor-in-Possession)

Notes to Condensed Consolidated Financial Statements

(Amounts in thousands, except per share data)

Note 6 –  Property and Equipment

Property and equipment included the following at the dates indicated below:

	March 31,	December 31,
	2015	2014
Oil and Gas Properties Under the Full Cost Method:
Subject to Amortization	$916,437	$989,758
Not Subject to Amortization:
Incurred in 2015	682	-
Incurred in 2014	945	945
Incurred in 2013	774	774
Incurred prior to 2013	9,065	9,065
	927,903	1,000,542
Computers, Furniture and Fixtures	8,733	8,733
Total Property and Equipment	936,636	1,009,275

Accumulated Depreciation, Depletion and Amortization	(592,901)	(539,766)

Net Property and Equipment	$343,735	$469,509

As of March 31, 2015 and December 31, 2014, our properties not subject to amortization balance of $11.5 million and $10.8 million relate to unevaluated well costs in the Marcellus.  These costs will be transferred to the amortization base when it is determined whether or not proved reserves can be assigned to such properties.  This analysis is dependent upon well performance, drilling results and development of identified projects and periodic assessment of reserves.  We expect costs excluded from amortization to be transferred to the amortization base over the next year as previously drilled wells in the U.S. are completed and tied into infrastructure.  We have no unevaluated costs in the U.K.

For the three months ended March 31, 2015 and 2014, we capitalized none and $2.6 million, respectively, in interest related to exploration and development, primarily related to our U.K. activities.    For the three months ended March 31, 2015 and 2014, we capitalized $2.4 million and $3.1 million, respectively, in certain directly related employee costs.

Oil and Gas Impairments

During the first quarter of 2015, we recorded $90.1 million in impairment of oil and gas properties, pre-tax, through the application of the full cost ceiling test.  The primary reason for the impairment was the precipitous fall in oil and gas pricing which began during the fourth quarter of 2014 and which has not yet recovered.  The pricing used for the U.K. for the first

Endeavour International Corporation

(Debtor-in-Possession)

Notes to Condensed Consolidated Financial Statements

(Amounts in thousands, except per share data)

quarter of 2015 was $83.49 per barrel for oil and $7.60 per mcf for gas.  The pricing used for the U.S. for the first quarter of 2015 was $78.58 per barrel for oil and $3.73 per mcf for gas.  Should oil and gas prices remain depressed for the remainder of 2015, further impairments of our oil and gas properties are likely to be recorded throughout 2015.

We did not have an impairment of U.S. oil and gas properties through the application of the full cost ceiling test for the first quarter of 2014, which utilized prices of $98.43 per barrel for oil and $3.99 per mcf for gas. Additionally, we did not have an impairment of U.K. oil and gas properties through the application of the full cost ceiling test for the first quarter of 2014, which utilized prices of $107.06 per barrel for oil and $10.57 per mcf for gas.

Insurance Settlements

We have made an insurance claim to recover certain loss of production and replacement costs related to our insurance claim for the loss of production income resulting from the rupture of the Alba water injection pipeline, and received $13.0 million during the fourth quarter of 2014 and $8.4 million during the first quarter of 2015 as preliminary settlements.  The entirety of the amount received during the first quarter of 2015 relates to loss of production.  The claims remain in progress for potential additional recoveries, which are expected to be in the range of $5 million to $7 million.

Note 7 – Deferred Revenue

For certain of our U.K. fields, we sell production on a monthly basis; however, the production remains in the field’s storage tanks.  The inventory associated with these sales remains on our balance sheet and the revenue is deferred until the production is shipped out of our storage tanks.

At March 31, 2015, our deferred revenue was entirely attributable to our Alba field.  Delivery of the production is expected to occur during the second quarter of 2015.

Endeavour International Corporation

(Debtor-in-Possession)

Notes to Condensed Consolidated Financial Statements

(Amounts in thousands, except per share data)

Note 8 – Debt Obligations

At March 31, 2015, we had $1,230.2 million in outstanding debt.  Our debt consisted of the following at March 31, 2015 and December 31, 2014:

	March 31,	December 31,
	2015	2014
Liabilities Subject to Compromise: (1)
Senior Notes, 12% Fixed Rate, Due 2018	$554,000	$554,000
Convertible Senior Notes, 5.5% Fixed Rate, Due 2016	135,000	135,000
Convertible Bonds, 11.5% Until March 31, 2014 and 7.5% Thereafter, due 2016	83,746	83,746
Convertible Senior Notes, 6.5% Fixed Rate, Due 2017	17,500	17,500
Total Liabilities Subject to Compromise	790,246	790,246

Liabilities Not Subject to Compromise:
Amended Term Loan Facility, Variable Rate, Due 2017	440,000	440,000

Total Debt Obligations	1,230,246	1,230,246

Less: Debt Discount	(6,859)	(7,819)
Less: Liabilities Subject to Compromise	(790,246)	(790,246)
Less: Current Maturities	(433,141)	(432,181)
Long-Term Debt	$-	$-
(1)

For discussion of the potential impact of our filing under Chapter 11 of the Bankruptcy Code on our debt obligations, see Note 3 – Voluntary Reorganization under Chapter 11.  As a result of our filing under Chapter 11 of the Bankruptcy Code, we are in default of the debt covenants related to the Senior Notes, 5.5% Convertible Senior Notes, 7.5% Convertible Bonds and 6.5% Convertible Senior Notes.  All outstanding balances related to these obligations have been reclassified as Liabilities Subject to Compromise in our Condensed Consolidated Balance Sheets.

Liabilities Not Subject to Compromise

Amended Term Loan Facility

On September 30, 2014, two wholly-owned subsidiaries, Endeavour International Holding B.V. (“EIH”) and End Finco LLC (“Finco” and collectively, “Borrowers”) entered into an amended and restated credit agreement (the “Amended Credit Agreement”) replacing our previous $125 million senior secured first lien term loan facility originally entered into on January 24, 2014 (the “Term Loan Facility”).  EIH and Finco are non-Debtors, and as such, the Amended Credit Agreement is not subject to the Bankruptcy Cases.  Pursuant to the Amended Credit Agreement,

Endeavour International Corporation

(Debtor-in-Possession)

Notes to Condensed Consolidated Financial Statements

(Amounts in thousands, except per share data)

the lenders advanced approximately $440 million in aggregate principal amount of term loans to the Borrowers (“Amended Term Loan Facility”).

The Amended Term Loan Facility bears interest quarterly at a rate of LIBOR plus 10.00% per year (with a LIBOR floor of 1% per year) and matures on January 2, 2017.  The loans under the Amended Term Loan Facility were issued with original issue discount of 2.0%.  Borrowings under the Amended Term Loan Facility are guaranteed by the Company and certain of its current and future subsidiaries, including Endeavour Operating Corporation and Endeavour Energy UK Limited (“Endeavour UK”), subject to certain exceptions.  The Amended Term Loan Facility is secured by the same assets that previously secured the Company’s Term Loan Facility other than cash and cash equivalents in the United States.

The Amended Credit Agreement contains covenants and provisions with respect to events of default,  including restrictions on the Company’s and its subsidiaries’ abilities to: (i) pay distributions or repurchase or redeem the Company’s capital stock or subordinated debt; (ii) make certain investments; (iii) incur additional indebtedness; (iv) create or incur certain liens; (v) sell assets; (vi) consolidate, merge or transfer all or substantially all of the Company’s assets; (vii) enter into agreements that restrict distributions from the Company’s subsidiaries to the Company; (viii) engage in transactions with affiliates; and (ix) allow EIH or any of its subsidiaries to make dividends, payments or other distributions of any kind to the Debtors, other than pursuant to specific limited amounts and for specified purposes.

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

In addition, the Amended Credit Agreement contains various financial covenants as defined in the agreement, including:

•	a maximum leverage ratio of 2.75:1.00 beginning with the fiscal quarter ending December 31, 2014; and
•	a minimum asset coverage ratio of 1.0 to 1.0 as of June 30 and December 31 of each year.

If oil and gas prices remain at their depressed levels, we could breach our leverage covenant under our Amended Term Loan Facility in or about the third quarter of 2015, which would result in a default under the terms of the Amended Term Loan Facility and a liquidity shortfall at the end of the fourth quarter of 2015.  Based on this determination, we have classified the outstanding balance of the Amended Term Loan Facility as a current liability in the line item

Endeavour International Corporation

(Debtor-in-Possession)

Notes to Condensed Consolidated Financial Statements

(Amounts in thousands, except per share data)

“Current maturities of debt” and the related remaining deferred financing costs as a current asset in our Condensed Consolidated Balance Sheets as of March 31, 2015 and December 31, 2014.

Liabilities Subject to Compromise

Senior Notes

In February 2012, we closed the private placement of $350 million aggregate principal amount of 12% First Priority Notes due 2018 and $150 million aggregate principal amount of 12% Second Priority Notes due 2018 (collectively, the “2018 Notes”).  In October 2012, we completed a private placement of an additional $54 million aggregate principal amount of 12% First Priority Notes due 2018.

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

7.5% Convertible Bonds

In July 2008, we issued 7.5% Convertible Bonds which bore interest at a rate of 11.5% per annum until March 31, 2014, and at a rate of 7.5% thereafter.  Interest is compounded quarterly and added to the outstanding principal balance each quarter.  The bonds are convertible into shares of our common stock at an initial conversion price of $16.52 per $1,000 of principal, which represents a conversion rate of approximately 61 shares of our common stock per $1,000 of principal.

6.5% Convertible Senior Notes

On February 28, 2014, we entered into a securities purchase agreement (the “Securities Purchase Agreement”).  We closed on an initial $30 million during the first quarter of 2014, comprised of 2.9 million shares of our common stock; warrants to purchase 0.7 million shares of our common stock at an exercise price of $5.292 per share, expiring on February 28, 2019; and $17.5 million in aggregate principal amount of our 6.5% Convertible Senior Notes.

Interest on the 6.5% Convertible Senior Notes is payable quarterly and matures the earlier of (i) December 1, 2017 or (ii) 92 days prior to the maturity date of our outstanding 5.5% Convertible Senior Notes or our 7.5% Convertible Bonds, if still outstanding on that date.

Endeavour International Corporation

(Debtor-in-Possession)

Notes to Condensed Consolidated Financial Statements

(Amounts in thousands, except per share data)

The 6.5% Convertible Senior Notes are convertible at any time at an initial rate of 214.5002 shares of our common stock per $1,000 principal amount of 6.5% Convertible Notes (equivalent to an initial conversion price of approximately $4.662 per share of our common stock).

Fair Value

The fair value of our outstanding debt obligations was $446.7 million and $446.1 million at March 31, 2015 and December 31, 2014, respectively.  The fair value of our Amended Term Loan Facility was determined based upon a discounted cash flow model.  As a result, all fair value measures related to our debt are considered Level 3.

Note 9 – Income Taxes

Our U.S. operations are taxed at a statutory rate of 35%.  However, we currently do not record tax benefits due to losses in the U.S. as there is no assurance that we will generate any U.S. taxable earnings, resulting in a full valuation allowance of all deferred tax assets generated.

For years prior to January 1, 2015, our U.K. operations were taxed at a statutory rate of 62% (composed of a Ring Fence Corporation Tax rate of 30% and Supplementary Charge rate of 32%).  In March 2015, the Supplementary Charge rate decreased to 20%, which was retroactive to January 1, 2015, so that for 2015 the statutory rate is 50%.  However, we currently do not record tax benefits due to losses in the U.K. relating to Ring Fence Corporation Tax and Supplemental Charge as there is no assurance that we will generate any U.K. taxable earnings.  As a result, we have a full valuation allowance on the deferred tax assets generated relating to these taxes.

In addition, certain of our U.K. fields are subject to a Petroleum Revenue Tax (“PRT”) rate of 50%.  Our current tax expense is related to PRT on the Alba field, our only producing field subject to PRT.  In March 2015, tax legislation was enacted that will decrease the PRT rate from 50% to 35% for years beginning on January 1, 2016.

UK Finance Act 2015

On March 26, 2015, the Finance Act 2015 received Royal Assent and was enacted by the U.K. government.  The Finance Act 2015 implemented several changes affecting our U.K. activities, including:

•	a decrease in the Supplementary Charge rate from 32% to 20%, which is retroactive to January 1, 2015; and
•	a decrease in the PRT rate from 50% to 35%, beginning on January 1, 2016.

Endeavour International Corporation

(Debtor-in-Possession)

Notes to Condensed Consolidated Financial Statements

(Amounts in thousands, except per share data)

As a result of this enacted legislation, the Company recorded an $11.4 million deferred tax expense related to the decrease in the Supplementary Charge rate change during the first quarter of 2015, exactly offset by a reduction in the U.K. valuation allowance which resulted in a zero net charge to the Condensed Consolidated Statements of Operations for the quarter ended March 31, 2015.

Furthermore, the Company recorded a deferred PRT tax benefit of $7.9 million during the first quarter of 2015 related to the enacted decrease in the PRT rate for the deferred tax liabilities that will reverse subsequent to the January 1, 2016 effective date.

Note 10 – Other Long-Term Liabilities

At March 31, 2015 and December 31, 2014, our other liabilities included the following:

	March 31,	December 31,
	2015	2014
Asset Retirement Obligations	$64,359	$65,935
Other	137	142
Total Other Liabilities	$64,496	$66,077

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

Endeavour International Corporation

(Debtor-in-Possession)

Notes to Condensed Consolidated Financial Statements

(Amounts in thousands, except per share data)

The following table provides a rollforward of our asset retirement obligations for the three months ended March 31, 2015:

Three Months Ended
March 31,
2015
Carrying amount of asset retirement obligations as of December 31, 2014	$106,482
Accretion expense (included in DD&A expense)	3,425
Impact of foreign currency exchange rate changes	(5,014)
Payment of asset retirement obligations	(10,699)
Liabilities incurred and assumed	-
Carrying amount of asset retirement obligations, as of end of period	94,194
Less: Current portion of asset retirement obligations	(29,835)
Long-term asset retirement obligations	$64,359

Note 11 – Equity Transactions

In February 2014, we entered into the Securities Purchase Agreement whereby we issued 2.9 million shares of our common stock and warrants to purchase 0.7 million shares of our common stock for a total of $12.5 million in cash.  The warrants have an exercise price of $5.292 per share and expire on February 28, 2019 and are subject to customary anti-dilution provisions.

For discussion of the potential impact of our filing under Chapter 11 of the Bankruptcy Code on our equity, see Note 3 – Voluntary Reorganization under Chapter 11.

Note 12 – Stock- Based Compensation Arrangements

We grant restricted stock and stock options to employees and directors as incentive compensation.  The restricted stock and options generally vest over three years.  We have not granted any restricted stock or stock options during 2015.

Endeavour International Corporation

(Debtor-in-Possession)

Notes to Condensed Consolidated Financial Statements

(Amounts in thousands, except per share data)

Non-cash stock-based compensation is recorded in general and administrative (“G&A”) expenses or capitalized G&A as follows:

	Three Months Ended
	March 31,
	2015	2014
G&A Expenses	$(10)	$971
Capitalized G&A	(29)	163

Total non-cash stock-based compensation	$(39)	$1,134

At March 31, 2015, total compensation cost related to awards not yet recognized was approximately $3.4 million and is expected to be recognized over a weighted average period of less than two years.

Stock Options

The fair value of each option award is estimated on the date of grant using the Black-Scholes option-pricing model. Information relating to outstanding stock options is summarized as follows:

	Number of	Weighted	Weighted
	Shares	Average	Average	Aggregate
	Underlying	Exercise Price	Contractual	Intrinsic
	Options	per Share	Life in Years	Value
Balance outstanding - January 1, 2015	107	$7.76
Expired	(87)	8.21

Balance outstanding - March 31, 2015	20	$5.83	3.4	$-
Currently exercisable - March 31, 2015	20	$5.83	3.4	$-

Restricted Stock

Restricted stock awards are valued based on the closing price of our common stock on the measurement date, which is typically the date of grant.

Endeavour International Corporation

(Debtor-in-Possession)

Notes to Condensed Consolidated Financial Statements

(Amounts in thousands, except per share data)

The status of the restricted shares outstanding as of March 31, 2015 is presented below:

		Weighted
		Average Grant
	Number of	Date Fair Value
	Shares	per Share
Balance outstanding - January 1, 2015	740	$4.93
Vested	(245)	5.90
Forfeited	(27)	5.69

Balance outstanding - March 31, 2015	468	$4.40

Total grant date fair value of shares vesting during the period	$38.3

Performance-Based Share Awards

Certain of our executive officers were granted a target number of performance shares under individual Performance Unit Award Agreements.  The performance shares will be earned as the relative total shareholder return ranking is measured among a designated peer group at the end of a three-year performance period.  Payouts will be based on a predetermined schedule at the end of the performance period. The shares issued may range from 0% to 200% of the number of Performance Units specified in the agreements. The fair value of each performance-based award is estimated on the date of grant using a Monte Carlo simulation model.   We have not granted any performance-based share awards during 2015

The status of the performance-based share awards as of March 31, 2015 is presented below:

		Weighted
		Average Grant
	Number of	Date Fair Value
	Shares	per Share
Balance outstanding - January 1, 2015	424	$8.05
Forfeited	(26)	7.91

Balance outstanding - March 31, 2015	398	$8.05

For discussion of the potential impact of our filing under Chapter 11 of the Bankruptcy Code on our equity, see Note 3 – Voluntary Reorganization under Chapter 11.

Endeavour International Corporation

(Debtor-in-Possession)

Notes to Condensed Consolidated Financial Statements

(Amounts in thousands, except per share data)

Note 13 – Loss per Share

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

The common shares potentially issuable arising from these instruments, which were outstanding during the periods presented in the financial statements consisted of:

	March 31,
	2015	2014

Warrants, options and stock-based compensation	10,216	9,055
Convertible debt	16,117	15,933
Convertible preferred stock	1,691	4,229
	28,024	29,217

Note 14 – Supplemental Cash Flow Information

Cash paid (refunded) during the period for interest, income taxes and reorganization items was as follows:

	Three Months Ended March 31,
	2015	2014
Interest paid	$12,100	$47,814

Income taxes paid (refunded), all related to PRT	$13,834	$(14,002)

Reorganization items paid	$6,805	$-

Endeavour International Corporation

(Debtor-in-Possession)

Notes to Condensed Consolidated Financial Statements

(Amounts in thousands, except per share data)

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

LC Issuance Agreement

On September 30, 2014, in conjunction with the Amended Term Loan Facility, the Company entered into an LC Issuance Agreement (the “LC Issuance Agreement”), pursuant to which Credit Suisse agreed to issue letters of credit for Endeavour UK’s account in the amount of approximately £63.1 million as of March 31, 2015, of which £42.5 million, £11.9 million and £8.7 million and relate to decommissioning obligations at Alba, IVRRH and Renee and Rubie, respectively.

The letters of credit secure decommissioning obligations in connection with certain of Endeavour’s  U.K. Continental Shelf petroleum production.  The Company collateralized its obligations under the LC Issuance Agreement and all letters of credit issued thereunder by posting cash collateral, which has been funded with the proceeds from the Amended Term Loan Facility.

The posted cash collateral balance of $95.4 million related to the LC Issuance Agreement as of March 31, 2015 is reflected as “Restricted cash, long-term portion” in our Condensed Consolidated Balance Sheets.  The liability related to the posted cash collateral is included as part of the $440 million Amended Term Loan Facility long-term debt obligation.  The LC Issuance Agreement was entered into to replace the Combined Procurement Agreement.

Combined Procurement Agreement

On January 24, 2014, we entered into a letter of credit procurement agreement (the “Combined Procurement Agreement”) with an unaffiliated third party (“Payee”), where we agreed to reimburse the Payee for any expense incurred by it in connection with the posting of cash collateral to secure letters of credit issued for our account in the amount of approximately £78 million.  The letters of credit secured decommissioning obligations in connection with certain of our U.K. licenses.  The Combined Procurement Agreement was entered into to replace the previous procurement agreements.

Endeavour International Corporation

(Debtor-in-Possession)

Notes to Condensed Consolidated Financial Statements

(Amounts in thousands, except per share data)

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

Terminated Acquisition of Marcellus Assets

SM Energy Company “SM Energy” filed a lawsuit against us in Texas state court on December 20, 2011 alleging that we breached an agreement for the purchase of oil and gas leases, producing properties, geophysical data, a pipeline and related assets in the Marcellus shale play in Pennsylvania by terminating it and refusing to close on the transactions.  On April 16, 2014, we reached an agreement with SM Energy to settle and dismiss the litigation.  In accordance with the settlement agreement, we:

•	forfeited our $6 million deposit;
•	paid SM Energy $5 million;
•	will pay an additional $4.5 million in three graduated payments, beginning in April 2015; and
•	issued warrants to purchase 2.1 million shares of our common stock with exercise price of $5.29 per share.

As a result of this settlement, we recorded $19.0 million in total settlement expense during the first quarter of 2014.

Claim by Mr. William Transier

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

Endeavour International Corporation

(Debtor-in-Possession)

Notes to Condensed Consolidated Financial Statements

(Amounts in thousands, except per share data)

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

We have not accrued any portion of the severance claim as a pre-petition liability as of March 31, 2015.

Legal Proceedings

Refer to Note 1 — General for information concerning the Bankruptcy Cases.

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

Endeavour International Corporation

(Debtor-in-Possession)

Notes to Condensed Consolidated Financial Statements

(Amounts in thousands, except per share data)

During 2014, we executed an intercompany loan agreement, effective May 2012, between Endeavour International Corporation and one of its wholly-owned subsidiaries that is a guarantor of the 2018 Notes.  As the intercompany loan is effective for prior periods, the revisions for this loan and related interest to the applicable prior periods are reflected in the financial information herein.  The intercompany loan has no effect on our condensed consolidated results of operations or financial statements of position.

Condensed consolidating financial statements for our guarantor subsidiaries and non-guarantor subsidiaries are presented in the following tables:

As of March 31, 2015
	Endeavour International Corporation	Combined Guarantor Subsidiaries	Combined Non-Guarantor Subsidiaries	Eliminations	Consolidated
Cash and cash equivalents	$-	$17,515	$48,983	$-	$66,498
Accounts receivable	-	2,187	32,083	-	34,270
Current receivables due from affiliates	494,133	68,055	100,272	(662,460)	-
Prepaid expenses and other	-	5,881	30,940	-	36,821
Current Assets	494,133	93,638	212,278	(662,460)	137,589

Property, plant and equipment, net	-	30,077	313,658	-	343,735
Restricted cash, long-term portion	-	-	95,356	-	95,356
Long-term receivables due from affiliates	554,000	500,000	-	(1,054,000)	-
Investments in subsidiaries	57,662	219,058	-	(276,720)	-
Other assets	-	11	62	-	73
Total Assets	$1,105,795	$842,784	$621,354	$(1,993,180)	$576,753

Accounts payable	$-	$2,833	$29,864	$-	$32,697
Current maturities of debt	-	-	433,141	-	433,141
Deferred revenue	-	-	594	-	594
Current liabilities due to affiliates	648	594,376	67,436	(662,460)	-
Asset retirement obligations, current portion	-	41	29,794	-	29,835
Accrued expenses and other	621	3,946	765	-	5,332
Current Liabilities	1,269	601,196	561,594	(662,460)	501,599

Long-term liabilities due to affiliates	-	554,000	500,000	(1,054,000)	-
Deferred taxes	-	-	39,118	-	39,118
Other liabilities	(3)	449	64,050	-	64,496
Total Liabilities Not Subject to Compromise	1,266	1,155,645	1,164,762	(1,716,460)	605,213

Liabilities Subject to Compromise	751,221	5,933	83,746	-	840,900

Series C convertible preferred stock	17,481	-	-	-	17,481
Stockholders' equity (deficit)	335,827	(318,794)	(627,154)	(276,720)	(886,841)
Total Liabilities and Equity	$1,105,795	$842,784	$621,354	$(1,993,180)	$576,753

Endeavour International Corporation

(Debtor-in-Possession)

Notes to Condensed Consolidated Financial Statements

(Amounts in thousands, except per share data)

As of December 31, 2014
	Endeavour International Corporation	Combined Guarantor Subsidiaries	Combined Non-Guarantor Subsidiaries	Eliminations	Consolidated
Cash and cash equivalents	$-	$32,055	$49,795	$-	$81,850
Accounts receivable	-	2,427	33,080	-	35,507
Current receivables due from affiliates	477,351	53,174	104,085	(634,610)	-
Prepaid expenses and other	-	7,350	40,047	-	47,397
Current Assets	477,351	95,006	227,007	(634,610)	164,754

Property, plant and equipment, net	-	35,529	433,980	-	469,509
Restricted cash, long term portion	-	-	100,241	-	100,241
Long-term receivables due from affiliates	554,000	500,000	-	(1,054,000)	-
Investments in subsidiaries	57,662	219,058	-	(276,720)	-
Other assets	-	10	62	-	72
Total Assets	$1,089,013	$849,603	$761,290	$(1,965,330)	$734,576

Accounts payable	$-	$2,065	$25,299	$-	$27,364
Current maturities of debt	-	-	432,181	-	432,181
Deferred revenue	-	-	14,157	-	14,157
Current liabilities due to affiliates	648	581,402	52,560	(634,610)	-
Asset retirement obligations, current portion	-	42	40,505	-	40,547
Accrued expenses and other	385	5,663	9,148	-	15,196
Current Liabilities	1,033	589,172	573,850	(634,610)	529,445

Long-term liabilities due to affiliates	-	554,000	500,000	(1,054,000)	-
Deferred taxes	-	-	56,670	-	56,670
Other liabilities	1	436	65,640		66,077
Total Liabilities Not Subject to Compromise	1,034	1,143,608	1,196,160	(1,688,610)	652,192

Liabilities Subject to Compromise	751,219	6,079	83,746	-	841,044

Series C convertible preferred stock	17,481	-	-	-	17,481
Stockholders' equity (deficit)	319,279	(300,084)	(518,616)	(276,720)	(776,141)
Total Liabilities and Equity	$1,089,013	$849,603	$761,290	$(1,965,330)	$734,576

Endeavour International Corporation

(Debtor-in-Possession)

Notes to Condensed Consolidated Financial Statements

(Amounts in thousands, except per share data)

For the Three Months Ended March 31, 2015
	Endeavour International Corporation	Combined Guarantor Subsidiaries	Combined Non-Guarantor Subsidiaries	Eliminations	Consolidated
Revenue	$-	$1,083	$63,246	$-	$64,329
Operating expenses	-	1,289	22,856	-	24,145
DD&A expense	-	562	55,999	-	56,561
Impairment of oil and gas properties	-	10,078	80,009	-	90,087
Insurance proceeds	-	-	(8,425)	-	(8,425)
G&A expenses	33	(649)	3,188	-	2,572
Loss from Operations	(33)	(10,197)	(90,381)	-	(100,611)

Other Income (Expense):
Interest expense	-	(16,620)	(29,351)	31,620	(14,351)
Letter of credit fees	-	-	(58)	-	(58)
Financing and transaction costs	-	(45)	(980)	-	(1,025)
Reorganization items	-	(6,866)	-	-	(6,866)
Unrealized foreign currency gains (losses)	-	-	4	-	4
Other income (expense)	16,620	15,018	87	(31,620)	105
Income (loss) before income taxes	16,587	(18,710)	(120,679)	-	(122,802)

Petroleum Revenue Tax ("PRT") Benefit	-	-	(12,141)	-	(12,141)
Corporate Tax Benefit	-	-	-	-	-
Total tax benefit	-	-	(12,141)	-	(12,141)

Net income (loss)	16,587	(18,710)	(108,538)	-	(110,661)

Preferred stock dividends	-	-	-	-	-

Net income (loss) to common shareholders	$16,587	$(18,710)	$(108,538)	$-	$(110,661)

Endeavour International Corporation

(Debtor-in-Possession)

Notes to Condensed Consolidated Financial Statements

(Amounts in thousands, except per share data)

For the Three Months Ended March 31, 2014
	Endeavour International Corporation	Combined Guarantor Subsidiaries	Combined Non-Guarantor Subsidiaries	Eliminations	Consolidated
Revenue	$-	$1,947	$92,216	$-	$94,163
Operating expenses	-	1,181	25,989	-	27,170
DD&A expense	-	721	44,247	-	44,968
G&A expenses	995	3,709	145	-	4,849
Income (loss) from Operations	(995)	(3,664)	21,835	-	17,176

Other Income (Expense):
Unrealized gains on derivatives	469	-	2,190	-	2,659
Interest expense	(20,620)	(16,042)	(26,435)	31,620	(31,477)
Letter of credit fees	-	-	(3,789)	-	(3,789)
Financing and transaction costs	(323)	(590)	(903)		(1,816)
Loss on early extinguishment of financing agreements	-	-	(3,543)	-	(3,543)
Litigation settlement expense	-	(19,034)	-	-	(19,034)
Unrealized foreign currency gains (losses)	-	-	(1,273)	-	(1,273)
Other income (expense)	16,621	14,996	(201)	(31,620)	(204)
Loss before income taxes	(4,848)	(24,334)	(12,119)	-	(41,301)

Petroleum Revenue Tax ("PRT") Expense	-	-	1,725	-	1,725
Corporate Tax Expense	-	-	1,844	-	1,844
Total tax expense	-	-	3,569	-	3,569

Net loss	(4,848)	(24,334)	(15,688)	-	(44,870)

Preferred stock dividends	456	-	-	-	456

Net loss to common shareholders	$(5,304)	$(24,334)	$(15,688)	$-	$(45,326)

Endeavour International Corporation

(Debtor-in-Possession)

Notes to Condensed Consolidated Financial Statements

(Amounts in thousands, except per share data)

For the Three Months Ended March 31, 2015
	Endeavour International Corporation	Combined Guarantor Subsidiaries	Combined Non-Guarantor Subsidiaries	Eliminations	Consolidated
Cash Flows from Operating Activities:
Net loss	$16,587	$(18,710)	$(108,538)	$-	$(110,661)
Adjustments to reconcile net loss to
net cash provided by (used in) operations
Depreciation, depletion and amortization	-	562	55,999	-	56,561
Impairment of oil and gas properties	-	10,078	80,009	-	90,087
Deferred tax expense (benefit)	-	-	(11,137)	-	(11,137)
Amortization of non-cash compensation	-	-	-	(10)	(10)
Amortization of loan costs and discount	-	-	2,238	-	2,238
Other	(39)	6,338	(11,316)	-	(5,017)
Changes in operating assets and liabilities:
(Increase) decrease in receivables	-	240	997	-	1,237
(Increase) decrease in other current assets	-	(17,219)	19,843	-	2,624
Increase (decrease) in liabilities	236	(7,399)	(15,895)	-	(23,058)
Net Cash Provided by (Used in)
Operating Activities	16,784	(26,110)	12,200	(10)	2,864

Cash Flows From Investing Activities:
Capital expenditures	-	(5,826)	(17,897)	622	(23,101)
Increase in restricted cash	-	-	4,885	-	4,885
Net Cash Used in Investing Activities	-	(5,826)	(13,012)	622	(18,216)

Cash Flows From Financing Activities:
Intercompany cash management	(16,784)	17,396	-	(612)	-
Other financing	-	-	-	-	-
Net Cash Provided by (Used in)
Financing Activities	(16,784)	17,396	-	(612)	-

Net Change in Cash and Cash Equivalents	-	(14,540)	(812)	-	(15,352)
Cash and Cash Equivalents, Beginning
of Period	-	32,055	49,795	-	81,850
Cash and Cash Equivalents, End of Period	$-	$17,515	$48,983	$-	$66,498

Endeavour International Corporation

(Debtor-in-Possession)

Notes to Condensed Consolidated Financial Statements

(Amounts in thousands, except per share data)

For the Three Months Ended March 31, 2014
	Endeavour International Corporation	Combined Guarantor Subsidiaries	Combined Non-Guarantor Subsidiaries	Eliminations	Consolidated
Cash Flows from Operating Activities:
Net loss	$(4,848)	$(24,334)	$(15,688)	$-	$(44,870)
Adjustments to reconcile net loss to
net cash provided by (used in) operations
Depreciation, depletion and amortization	-	721	44,247	-	44,968
Deferred tax expense (benefit)	-	-	1,969	-	1,969
Unrealized (gains) losses on derivatives	(469)	-	(2,190)	-	(2,659)
Amortization of non-cash compensation	162	-	-	809	971
Amortization of loan costs and discount	2,049	-	4,656	-	6,705
Non-cash interest expense	-	-	1,883	-	1,883
Litigation settlement expense	-	19,034	-	-	19,034
Loss on early extinguishment of debt	-	-	6,856	-	6,856
Other	-	(4)	1,851	-	1,847
Changes in operating assets and liabilities:
(Increase) decrease in receivables	-	(852)	19,853	-	19,001
(Increase) decrease in other current assets	-	(238)	(4,818)	-	(5,056)
Increase (decrease) in liabilities	(17,438)	20,381	(23,658)	(2,385)	(23,100)
Net Cash Provided by (Used in)
Operating Activities	(20,544)	14,708	34,961	(1,576)	27,549

Cash Flows From Investing Activities:
Capital expenditures	-	(15,328)	(15,093)	1,576	(28,845)
Proceeds from sales, net of cash	-	1,352	-	-	1,352
Increase in restricted cash	-	-	(2,457)	-	(2,457)
Net Cash Used in Investing Activities	-	(13,976)	(17,550)	1,576	(29,950)

Cash Flows From Financing Activities:
Repayments of borrowings	-	-	(115,163)	-	(115,163)
Borrowings under debt agreements, net
of debt discount	17,500	-	123,125	-	140,625
Proceeds from issuance of common stock	12,376	-	-	-	12,376
Repayments of MPP	-	-	(5,000)	-	(5,000)
Intercompany cash management	(8,460)	25,604	(17,144)	-	-
Financing costs paid	(456)	-	(8,817)	-	(9,273)
Other financing	(416)	-	-	-	(416)
Net Cash Provided by (Used in)
Financing Activities	20,544	25,604	(22,999)	-	23,149

Net Change in Cash and Cash Equivalents	-	26,336	(5,588)	-	20,748
Cash and Cash Equivalents, Beginning
of Period	-	2,417	32,325	-	34,742
Cash and Cash Equivalents, End of Period	$-	$28,753	$26,737	$-	$55,490

Endeavour International Corporation

(Debtor-in-Possession)

Notes to Condensed Consolidated Financial Statements

(Amounts in thousands, except per share data)

Note 17 – Subsequent Events

On April 29, 2015, the Debtors terminated the RSA and filed a notice with the Bankruptcy Court to withdraw the Plan.  We have determined that as a result of the recent decline in commodity prices, the Plan was not feasible and, accordingly, we will not continue to seek its confirmation.

On April 29, 2015, in light of the foregoing, the Company also filed with the Bankruptcy Court a motion to, among other things, approve the sale of substantially all of the Company’s U.S. oil and gas assets and, in connection with such sale, establish bidding procedures and an auction.  Certain non-Debtors are also exploring restructuring alternatives, including preparing for the commencement of a separate marketing process in the U.K. for the sale of substantially all their U.K.-based oil and gas assets.

Refer to Note 3 – Voluntary Reorganization Under Chapter 11 for further information.

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

Voluntary Reorganization under Chapter 11

Background

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

On October 10, 2014, the Company announced that it reached agreements with holders of more than two-thirds of its First Priority Notes, Second Priority Notes and 7.5% Convertible Bonds (see Note 8 – Debt Obligations) and its 6.5% Convertible Senior Notes and 5.5% Convertible Senior Notes (see Note 8 – Debt Obligations and collectively, “Consenting Debt Holders”), in the form of a consensual Restructuring Support Agreement (“RSA”) that, if implemented as proposed, would significantly reduce the Company’s outstanding debt.  The RSA contemplated that the recapitalization of the Company would occur pursuant to a pre-arranged plan of reorganization.  On the Petition Date, the Debtors filed voluntary petitions under Chapter 11 of the Bankruptcy Code in the Bankruptcy Court.  Since the Petition Date, the Debtors have operated their business as “debtors-in-possession" pursuant to Sections 1107(a) and 1108 of the Bankruptcy Code, which will allow the Company to continue operations and carry on the business in the ordinary course of business during the reorganization proceedings.  Each Debtor will remain in possession of its assets and properties, and its business and affairs will continue to be managed by its directors and officers, subject in each case to the supervision of the Bankruptcy Court.

Endeavour International Corporation

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

Termination of RSA and Sale of U.S. Assets

On April 29, 2015, the Debtors terminated the RSA and filed a notice with the Bankruptcy Court to withdraw its proposed plan or reorganization that had been filed to implement the terms of the RSA (the “Plan”).  We have determined that as a result of the recent decline in commodity prices, the Plan was not feasible and, accordingly, we will not continue to seek its confirmation.  Even if the Plan were to be confirmed, if oil and gas prices remain at their depressed levels, we could breach our leverage covenant under our Amended Term Loan Facility applicable to our U.K. subsidiary in or about the third quarter of 2015, which would result in a default under the terms of the Amended Term Loan Facility and a liquidity shortfall at the end of the fourth quarter of 2015.

We have and continue to engage in discussions with certain of our U.S. and U.K. creditors regarding the possibility of executing a new RSA, raising new capital to reduce the principal amount of outstanding indebtedness under the Amended Term Loan Facility in an amount adequate to avoid a potential default of the leverage covenant, refinancing all or a portion of the Amended Term Loan Facility, or obtaining a waiver or amendment from the lenders under the Amended Term Loan Facility prior to any default thereunder, or other agreed terms to sustain a restructuring and avoid default.

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

On April 29, 2015, in light of the foregoing, the Company also filed with the Bankruptcy Court a motion to, among other things, approve the sale of substantially all of the Company’s U.S assets and, in connection with such sale, establish bidding procedures and an auction.  Certain non-Debtors are also exploring restructuring alternatives, including preparing for the commencement of a separate marketing process in the U.K. for the sale of substantially all their U.K.-based oil and gas assets.

Endeavour International Corporation

Results of Operations

Physical Production, Revenue and Sales Volume

Our physical daily production was 10,413 boed and 9,440 boed for the first quarter of 2015 and 2014, respectively.  Increases to physical production occurred primarily at Rochelle, which increased physical production by 2,398 boed from the first quarter of 2014 to the first quarter of 2015.  Offsetting this increase was a decrease at Bacchus, which experienced decreased physical production of 1,114 boed for the same period, which is reflective of the natural decline in the well.

Physical production can vary significantly from sales volumes and related revenues.  We record sales volumes and related revenues when deliveries have occurred and legal ownership of the oil transfers to the customer.  While certain of our U.K. oil fields produce into pipelines and thereby allow us to record revenue each month, the remaining fields, including the Alba field, are dependent upon tanker liftings to deliver oil production to the buyers.  For certain of our U.K. fields, including the Alba field and liquids at the Rochelle field, we sell production on a monthly basis, although the production remains in the field’s storage tanks until the tanker lifting.  The inventory associated with these sales remains on our balance sheet and the revenue is deferred until the production is delivered out of our storage tanks.  While the timing of tanker liftings affect when we record revenue, physical production and cash receipts are unaffected.

For the first quarter of 2015 and 2014, we had sales volumes of 13,757 boed and 11,134 boed, respectively.  Similar to physical production, increases to sales volumes occurred primarily at Rochelle.  Rochelle sales volumes increased by 3,365 boed from the first quarter of 2014 to the first quarter of 2015.  Offsetting this increase was a decrease at Bacchus.  Bacchus sales volumes decreased by 631 boed for the same period, which is reflective of the natural decline in the well.

Our revenues decreased from $94.2 million during the three months ended March 31, 2014 to $64.3 million during the same period in 2015.  The decrease in revenue is primarily the result of lower commodity pricing offset, in part, by higher sales volumes as explained above.  Average realized pricing per boe was $51.96 and $93.97 for the first quarter of 2015 and 2014, respectively, which reflects the precipitous decline in oil and gas commodity pricing which occurred in the fourth quarter of 2014 and which has not since recovered.

Rochelle was shut-in on January 31, 2015 for a planned seven day shutdown to tie-in an additional compressor on the Scott Platform to increase reliability.  Issues with the existing compressor and mechanical issues at the platform delayed the restart.  As a result, Rochelle had approximately six weeks of downtime during the first quarter of 2015.  Although Rochelle had significantly higher sales volumes in the first quarter of 2015 compared to the first quarter of 2014, unanticipated downtime negatively affected our production rates, revenue and results of operations for the first quarter of 2015, as well as our near-term liquidity.

The Rochelle field produces natural gas and liquids through the Scott platform, in which we have no ownership interest.  Since initial production from Rochelle in October 2013, we have experienced intermittent production from the field due to unplanned shut-ins resulting primarily from mechanical issues at the Scott platform, all of which were beyond our control.  These

Endeavour International Corporation

unanticipated down times negatively affect our production rates, revenues and results of operations.

We may utilize financial commodity derivatives, negotiated pricing in our marketing contracts and forward sales to achieve a more predictable cash flow by reducing our exposure to price fluctuations.  However, at  March 31, 2015, we had no such instruments in place.

Endeavour International Corporation

The following table shows our average sales volumes and realized sales prices for our operations for the periods presented.

	Three Months Ended
	March 31,
	2015	2014
Sales volume: (1)
Oil and condensate sales (mbbls):
United Kingdom	887	833
United States	1	-
Total	888	833

Gas sales (mmcf):
United Kingdom	1,682	586
United States	419	431
Total	2,101	1,017

Oil equivalent sales (mboe):
United Kingdom	1,167	930
United States	71	72
Total	1,238	1,002

Total boed	13,757	11,134

Physical production volume (boed): (1)
United Kingdom	9,633	8,604
United States	780	836
Total	10,413	9,440

Realized Price:
United Kingdom:
Oil and condensate price ($ per bbl)	$57.18	$103.54
Gas price ($ per mcf)	$7.46	$10.25
Equivalent oil price ($ per boe)	$54.20	$99.12

United States:
Oil and condensate price ($ per bbl)	$31.61	$140.50
Gas price ($ per mcf)	$2.49	$4.52
Equivalent oil price ($ per boe)	$15.23	$27.14

Total:
Oil and condensate price ($ per bbl)	$57.14	$103.54
Gas price ($ per mcf)	$6.47	$7.82
Equivalent oil price ($ per boe)	$51.96	$93.97
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

Endeavour International Corporation

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

Adjusted EBITDA and Net Income, as Adjusted

In addition to our operations, our net income can be affected by various non-cash items, such as oil and gas impairments, derivative transactions, goodwill impairment and loss on extinguishment of debt.

Net Loss, as Adjusted, which excludes these non-cash items, for the quarter March 31, 2015 was $20.6 million as compared to net loss, as adjusted of $27.3 million for the same period in 2014.  The decrease in Net Loss, as Adjusted, was primarily attributable to a decrease in interest expense, insurance proceeds received in the first quarter of 2015 and loss on early extinguishment of financing arrangements and litigation settlement expense which was recorded during the first quarter of 2014 which did not recur during the first quarter of 2015.  Offsetting these items were a decrease in revenues and reorganization items during the first quarter of 2015.

Adjusted EBITDA decreased to $45.1 million for the three months ended March 31, 2015 from $58.8 million for the same period in 2014.  The decrease in Adjusted EBITDA was due to decreased realized commodity pricing partially offset, in part, by higher sales volumes.

For definitions of Net Loss, as Adjusted and Adjusted EBITDA, and a reconciliation of each to the nearest comparable U.S. GAAP measure, please see “Reconciliation of Non-GAAP Measures.”

Expenses

Operating Expenses - For the first quarter of 2015, operating expenses decreased to $24.1 million as compared to $27.2 million for the same period in 2014.  This decrease was primarily the result of decreases in operating expenses at Alba and Bacchus due to decreased production from the first quarter of 2014 to 2015.  Partially offsetting these decreases were increases in operating expenses at Rochelle.  During the first quarter of 2014, capital development of Rochelle was ongoing.  During the first quarter of 2015, however, significant capital outlays have significantly reduced compared to prior year.

DD&A Expense - DD&A expense increased to $56.6 million from $45.0 million for the first quarter of 2015 and 2014, respectively.  This increase was primarily due to increased sales

Endeavour International Corporation

volumes and a decrease in our proved reserves base resulting from the transfer of substantially all of our proved undeveloped reserves to probable reserves on January 1, 2015.

Impairment of Oil and Gas Properties - During the first quarter of 2015, we recorded $90.1 million in impairment of oil and gas properties, pre-tax, through the application of the full cost ceiling test at the end of each quarter.  The primary reasons for the 2015 impairment was the precipitous fall in oil and gas pricing which began during the fourth quarter of 2014 and has not yet recovered.  The pricing used for the U.K. for the first quarter of 2015 was $83.49 per barrel for oil and $7.60 per mcf for gas.  The pricing used for the U.S. for the first quarter of 2015 was $78.58 per barrel for oil and $3.73 per mcf for gas.

The risk that we will be required to record additional impairments of our oil and gas properties, through the application of the full cost ceiling test in subsequent periods, increases when oil and gas prices decline or are volatile.  If U.S. or U.K oil or gas prices continue to remain depressed for the remainder of 2015, further impairments of our oil and gas properties are likely to be recorded throughout 2015.

We did not have an impairment of U.S. oil and gas properties through the application of the full cost ceiling test for the first quarter of 2014, which utilized prices of $98.43 per barrel for oil and $3.99 per mcf for gas. Additionally, we did not have an impairment of U.K. oil and gas properties through the application of the full cost ceiling test for the first quarter of 2014, which utilized prices of $107.06 per barrel for oil and $10.57 per mcf for gas.

Insurance Proceeds - We have made an insurance claim to recover certain loss of production and replacement costs, and received $10.8 million during the fourth quarter of 2014 and $8.4 million during the first quarter of 2015 related to loss of production as preliminary settlements.  The claims remain in progress for potential additional recoveries, which are expected to be in the range of $5 million to $7 million.

G&A Expenses - Net general and administrative (“G&A”) expenses decreased to $2.6 million for the first quarter of 2015 as compared to $4.8 million for the same period in 2014 as a result of decreased compensation, consulting, legal and accounting fees and other expenses offset by higher insurance expense.  Components of G&A expenses for these periods were as follows:

Endeavour International Corporation

	Three Months Ended
	March 31,
	2015	2014
Compensation	$2,850	$3,912
Consulting, legal and accounting fees	1,939	2,414
Insurance expense	1,301	135
Occupancy costs	396	132
IT Costs	422	434
Other expenses	803	1,390
Total gross cash G&A expenses	7,711	8,417

Non-cash stock-based compensation	(39)	1,134

Gross G&A expenses	7,672	9,551
Less: G&A expenses billed to third parties	(68)	16
Less: transfers to operating expenses	(2,563)	(1,609)
Less: capitalized G&A expenses	(2,469)	(3,109)
Net G&A expenses	$2,572	$4,849

Unrealized Gains on Derivatives - Unrealized gains on embedded derivatives decreased from $2.7 million to none for the three months ended March 31, 2014 and 2015, respectively.  Based on our filing under Chapter 11 of the Bankruptcy Code as discussed in “Voluntary Reorganization under Chapter 11” and the related probable cancellation of the underlying debt and equity instruments, we wrote off the entire amount of our embedded derivative liabilities during 2014.

Interest Expense - Interest expense decreased to $14.4 million for the first quarter of 2015 as compared to $31.5 million for the corresponding period in 2014, primarily due to ceasing the recording of interest expense and amortization of debt issue costs subsequent to the Petition Date related to all liabilities classified as “Liabilities Subject to Compromise” within our Condensed Consolidated Statements of Operations.  Contractual interest not accrued during the first quarter of 2015 was approximately $21.4 million.

Endeavour International Corporation

The components of interest expense are as follows:

	Three Months Ended
	March 31,
	2015	2014
Interest expense on debt outstanding at March 31, 2015 (1)	$12,100	$-
Interest expense on debt outstanding classified as Liabilities Subject to Compromise at March 31, 2015 (2)	-	20,453
Interest expense on retired debt (3)	-	6,840
Amortization of loan costs and discount	2,238	6,705
Other interest	13	38
Gross interest expense	14,351	34,036

Less: capitalized interest	-	(2,559)

Interest expense	$14,351	$31,477
(1)	Interest expense related to the Amended Term Loan Facility.
(2)	Interest expense related to the Senior Notes, 5.5% Convertible Senior Notes, 7.5% Convertible Bonds and 6.5% Convertible Senior Notes.
(3)

Interest expense related to the Term Loan Facility, Revolving Credit Facility and Monetary Production Payments.  The Revolving Credit Facility was replaced by the Term Loan Facility in January 2014.  The Term Loan Facility and Revolving Credit Facility were replaced by the Amended Term Loan Facility in September 2014.

For the three months ended March 31, 2015 and 2014, we had non-cash interest expense, including amortization of loan costs and discount, of $2.2 million and $8.6 million, respectively.

Letter of Credit Fees - Letter of credit fees were $0.1 million and $3.8 million for the first quarter of 2015 and 2014, respectively.  The letter of credit fees are expenses related to reimbursement agreements which covered certain of our abandonment liabilities.  On September 30, 2014, the Combined Procurement Agreement was replaced with the Amended Term Loan Facility.  From that date forward, letter of credit fees were replaced with interest expense attributable to the Amended Term Loan Facility.

Loss on Early Extinguishment of Financing Agreements - As part of the repayment of the Revolving Credit Facility and Alba Reimbursement Agreement during the first quarter of 2014, we recorded a loss on early extinguishment of financing agreements, which includes an early termination fee of $4.7 million, write-off the remaining deferred financing costs of $6.9 million and foreign exchange gain of $8.0 million.

Litigation Settlement Expense – On April 16, 2014, we reached an agreement with SM Energy Company to settle and dismiss the litigation associated with agreements to purchase certain assets in the Marcellus shale play in Pennsylvania.  In accordance with the settlement agreement, we:

•	forfeited our $6 million deposit;

Endeavour International Corporation

•	paid SM Energy $5 million;
•	were scheduled to pay an additional $4.5 million in three graduated payments, beginning in April 2015; and
•	issued warrants to purchase 2.1 million shares of our common stock with exercise price of $5.29 per share.

As a result of this settlement, we recorded $19.0 million in total settlement expense during the first quarter of 2014.

Reorganization Items - Reorganization items were $6.9 million during the first quarter of 2015.  These costs reflect the post-petition costs associated with the Company’s voluntary filing under Chapter 11 of the Bankruptcy Code and consisted entirely of professional fees.

Unrealized Gain (Loss) on Foreign Currency Exchange - The unrealized gains (losses) on foreign currency exchange are primarily attributable to the effects of foreign currency fluctuations on our abandonment liabilities which are predominantly denominated in pounds sterling.

Endeavour International Corporation

Income Taxes - The following summarizes the components of tax expense (benefit):

	U.K.	U.S.	Other	Total
Three Months Ended March 31, 2015:
Net loss before taxes	$(118,518)	$(2,123)	$(2,161)	$(122,802)

PRT tax current benefit	(1,004)	-	-	(1,004)
PRT tax deferred benefit	(11,137)	-	-	(11,137)
PRT tax expense	(12,141)	-	-	(12,141)

Corporate current expense	-	-	-	-
Corporate deferred benefit	-	-	-	-
Corporate tax benefit	-	-	-	-

Total tax benefit	(12,141)	-	-	(12,141)
Net loss	$(106,377)	$(2,123)	$(2,161)	$(110,661)

Three Months Ended March 31, 2014:
Net loss before taxes	$(12,112)	$(29,183)	$(6)	$(41,301)

PRT tax current expense	4,799	-	-	4,799
PRT tax deferred benefit	(3,074)	-	-	(3,074)
PRT tax expense	1,725	-	-	1,725

Corporate current benefit	(126)	-	-	(126)
Corporate deferred expense	1,970	-	-	1,970
Corporate tax expense	1,844	-	-	1,844

Total tax expense	3,569	-	-	3,569
Net loss	$(15,681)	$(29,183)	$(6)	$(44,870)

Income tax benefit increased to $12.1 million from a tax expense of $(3.6) million for the three months ended months March 31, 2015 and 2014, respectively, primarily the result of the increase in net loss before taxes related to our U.K. PRT field.

Our U.S. operations are taxed at a statutory rate of 35%.  However, we currently do not record tax benefits due to losses in the U.S. as there is no assurance that we will generate any U.S. taxable earnings, resulting in a full valuation allowance of all deferred tax assets generated.

For years prior to January 1, 2015, our U.K. operations were taxed at a statutory rate of 62%  (composed of a Ring Fence Corporation Tax rate of 30% and Supplementary Charge rate of 32%).  In March 2015, the Supplementary Charge rate decreased to 20%, which was retroactive to January 1, 2015, so that for 2015 the statutory rate is 50%.  However, we currently do not record tax benefits due to losses in the U.K. relating to Ring Fence Corporation Tax and Supplemental Charge as there is no assurance that we will generate any U.K. taxable earnings.  As a result, we have a full valuation allowance on the deferred tax assets generated relating to these taxes.

Endeavour International Corporation

In addition, certain of our U.K. fields are subject to a Petroleum Revenue Tax (“PRT”) rate of 50%.  Our current tax expense is related to PRT on the Alba field, our only producing field subject to PRT.  In March 2015, tax legislation was enacted that will decrease the PRT rate from 50% to 35% for years beginning on January 1, 2016.

Finance Act 2015 -  On March 26, 2015, the Finance Act 2015 received Royal Assent and was enacted by the U.K. government.  The Finance Act 2015 implemented several changes affecting our U.K. activities, including:

•	a decrease in the Supplementary Charge rate from 32% to 20%, which is retroactive to January 1, 2015; and
•	a decrease in the PRT rate from 50% to 35%, beginning on January 1, 2016.

As a result of this enacted legislation, the Company recorded an $11.4 million deferred tax expense related to the decrease in the Supplementary Charge rate change during the first quarter of 2015, exactly offset by a reduction in the U.K. valuation allowance which resulted in a zero net charge to the Condensed Consolidated Statements of Operations for the quarter ended March 31, 2015.

Furthermore, the Company recorded a deferred PRT tax benefit of $7.9 million during the first quarter of 2015 related to the enacted decrease in the PRT rate for the deferred tax liabilities that will reverse subsequent to the January 1, 2016 effective date.

Disclosures About Contractual Obligations and Commercial Commitments

The following table sets forth our obligations and commitments to make future payments under our lease agreements and other long-term obligations as of March 31, 2015:

	Payments due by Period
	Total	Less than 1 Year	1-3 Years	3-5 Years	After 5 Years
Long-Term Debt:
Principal (1)	$1,230,246	$83,746	$1,146,500	$-	$-
Interest (2) (3) (4)	373,663	204,296	169,367	-	-
Asset Retirement Obligations	94,194	29,835	-	43,448	20,911
Leases for Offices and Equipment	1,798	974	824	-	-

Total Contractual Obligations	$1,699,901	$318,851	$1,316,691	$43,448	$20,911
(1)

Principal on long-term debt reflects the amounts contractually obligated at March 31, 2015 at the maturity dates in effect at that time.  Principal does not reflect amounts that would be contractually obligated as a result of any reorganization under the Bankruptcy Cases.  For further information on Bankruptcy Cases, refer to Item 1 – Business.

(2)	Interest on our 7.5% convertible bonds is added to the outstanding principal balance each quarter and reflected as due upon maturity.

Endeavour International Corporation

(3)

Interest on long-term debt reflects the amounts contractually obligated on debt outstanding at March 31, 2015.  As discussed above in Interest Expense and Other, we ceased recording interest expense subsequent to the Petition Date related to all liabilities classified as Liabilities Subject to Compromise within our condensed consolidated financial statements.

(4)

Interest presented in the column “Less than 1 Year” includes $71.0 million in interest payments due on September 2, 2014, December 1, 2014 and March 1, 2015 related to the Notes which the Company decided not to pay.

Claim by Mr. William Transier

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

We have not accrued any portion of the severance claim as a pre-petition liability as of March 31, 2015.

Recent Accounting Pronouncements

In March 2015, the Financial Accounting Standards Board (FASB) issued an update to the accounting standards to simplify the presentation of debt issuance costs. The amendments in this update require that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts.  The recognition and measurement guidance for debt issuance costs are not affected by the amendments in this update.  The guidance is effective for interim periods and annual period beginning after December 15, 2015; however early adoption is permitted.  We are currently evaluating the effect that adopting this guidance will have on our financial position, results of operations or cash flows.

In May 2014, the FASB issued a new standard on revenue recognition.  The new revenue recognition standard provides a five-step analysis of transactions to determine when and how

Endeavour International Corporation

revenue is recognized.  The core principle of the guidance is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services.  The new standard is effective for annual periods beginning after December 31, 2016 and can be adopted either retrospectively to each reporting period or retrospectively with a cumulative-effect adjustment as of the date of adoption.  In April 2015, the FASB proposed to delay the effective date one year, effective for annual periods beginning after December 31, 2017. The proposal will be subject to the FASB’s due process requirement, which includes a period for public comments. We are currently evaluating the effect that adopting this guidance will have on our financial position, results of operations or cash flows.

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

Endeavour International Corporation

Provided below are reconciliations of net loss to Net Loss, as  Adjusted and Adjusted EBITDA:

	Three Months Ended
	March 31,
	2015	2014
Net loss	$(110,661)	$(44,870)
Impairment of oil and gas properties (1)	90,087	-
Unrealized gains on derivatives (2)	-	(2,659)
Loss on early extinguishment of financing agreements (net of tax) (3)	-	1,220
Litigation settlement expense (1)	-	19,034

Net Loss, as Adjusted	$(20,574)	$(27,275)

Net loss	$(110,661)	$(44,870)
Unrealized gains on derivatives	-	(2,659)
Net interest expense	14,342	31,466
Letter of credit fees	58	3,789
Depreciation, depletion and amortization	56,561	44,968
Impairment of oil and gas properties	90,087	-
Loss on early extinguishment of financing agreements	-	3,543
Litigation settlement expense	-	19,034
Reorganization items	6,866	-
Income tax expense (benefit)	(12,141)	3,569

Adjusted EBITDA	$45,112	$58,840

(1)	We included no tax benefit as there was no assurance that we could generate any U.K. or U.S. taxable earnings.
(2)

During 2014, since the unrealized gains on derivatives were related to liabilities other than the U.K., we recognized no tax benefits as there was no assurance that we could generate any taxable earnings.

(3)	Net of tax expense of none and $2,323, respectively.

Endeavour International Corporation

Liquidity and Capital Resources

The following table summarizes our net cash flows from operating, investing and financing activities for the periods indicated.  For additional details regarding the components of our primary cash flow amounts, see the Condensed Consolidated Statements of Cash Flows under Item 1 of this report.

	Three Months Ended March 31,
	2015	2014
Net cash provided by operating activities	$2,864	$27,549
Net cash used in investing activities	$(18,216)	$(29,950)
Net cash provided by financing activities	$-	$23,149

Operating Activities

The net cash flows provided by operating activities are primarily impacted by the earnings from our business activities.  The net cash flows provided by operating activities were $2.9 million for the three months ended March 31, 2015 compared to $27.5 million provided by operating activities for the three months ended months ended March 31, 2014.  The decrease was primarily attributable to decreased revenues and reorganization items during the first quarter of 2015 offset by insurance proceeds received in the same period.

We are primarily dependent upon our three fields in the U.K. – Alba, Bacchus and Rochelle – for our cash flows from operations.  If we incur delays in production, such as those resulting from the existing compressor and mechanical issues experienced at the Scott platform discussed in “Drilling Program,” it will negatively impact our operating cash flows.

During the pendency of the Bankruptcy Cases, we expect that our primary sources of liquidity will continue to be cash on hand and cash flows from operations.  In addition, the negative covenants under the Amended Term Loan Facility restrict us from obtaining additional capital, including limits on intercompany transfers.

In addition to the cash requirements necessary to fund ongoing operations, we have incurred and continue to incur significant professional fees and other costs in connection with preparation and handling of the Bankruptcy Cases.  Cash paid for reorganization items during the first quarter of 2015 was $6.8 million.  We anticipate that we will continue to incur significant professional fees and costs during the pendency of the Bankruptcy Cases.

Although we believe our cash on hand and cash flow from operating activities will be adequate to meet the short-term liquidity requirements of our existing business, we cannot assure that the amounts of cash available from operations will be sufficient to fund our operations, including operations during the period until such time, if any, and to make the required payments associated with the Bankruptcy Cases.  Our long-term liquidity requirements and the adequacy of our capital resources are difficult to predict at this time and ultimately cannot be determined until after a plan of reorganization has been confirmed, if at all, by the Bankruptcy Court.  If our future cash flows and capital resources are insufficient, we could face substantial liquidity

Endeavour International Corporation

problems and will likely be required to significantly reduce or delay capital expenditures, curtail, eliminate or dispose of substantial assets or operations, or undertake other significant restructuring measures; which could include reducing the size of our workforce or pursuing other alternatives to restructure or refinance our indebtedness, all of which could substantially affect our business, financial condition and results of operations.

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

Investing Activities

The net cash flows used in investing activities was $18.2 million for the three months ended March 31, 2015 compared to $30.0 million used in investing activities for the three months ended March 31, 2014.  The decrease was primarily the result of significant decreases in our capital activities between the first quarter of 2014 and the first quarter of 2015, partially offset by facilities and pipeline tie-in work on the Wiley well and replacement of the water injection pipeline at Alba during the first quarter of 2015 (see “Drilling Program” below).

Financing Activities

Notwithstanding the Chapter 11 bankruptcy filing, servicing our existing debt and other long-term obligations would require a significant portion of our cash flow from operations and available cash on hand.  As of March 31, 2015, we had $1,230.2 million in outstanding indebtedness.  We believe our cash on hand and cash flow from operating activities will be adequate to meet the short-term liquidity requirements of our existing business, although no assurance can be given in this regard.

As discussed above, we did not make our September 2, 2014, December 1, 2014 or March 1, 2015 interest payment on the First Priority Notes, Second Priority Notes and 6.5% Convertible Senior Notes.  In addition, the Bankruptcy Filing constituted an event of default for all of our debt with the exception of the Amended Term Loan Facility.  As agreed with the Consenting Debt Holders in the RSA, each Significant Debt Holder agreed to forebear from the exercise of any rights or remedies afforded it by the respective indenture.  As the RSA was terminated on April 29, 2015, the Consenting Debt Holders fully reserve any and all of their rights.

Our financing activities during the first quarter of 2014 were as follows:

•	Term Loan Facility: In January 2014, we entered into a $125 million Term Loan Facility and used the proceeds to repay the outstanding amounts under the Revolving 50

Endeavour International Corporation

Credit Facility. Subsequent to the repayment, the Revolving Credit Facility was terminated and all the associated liens on our collateral obligations were released.
•

Combined Procurement Agreement:    Also in January 2014, we entered into a letter of credit procurement agreement with an unaffiliated third party whereby we secured letters of credit for our account of approximately $130 million and agreed to reimburse the third party any expense incurred with posted cash collateral. The letters of credit secure decommissioning obligations in connection with our U.K. licenses.  The Combined Procurement Agreement replaces previous reimbursement agreements.

•

Securities Purchase Agreement:  In February 2014, we entered into a securities purchase agreement.  We issued 2.9 million shares of our common stock and 0.7 million warrants (total fair value of $12.5 million) and $17.5 million in convertible notes under the Securities Purchase Agreement during the first quarter of 2014.

•

Monetary Production Payments:    During 2013, we entered into various monetary production payment arrangements (collectively, the “Monetary Production Payments”) covering the proceeds of sale from a portion of Endeavour Energy UK Limited’s entitlement to production from its interests in the certain fields located in the U.K. sector of the North Sea.  During the first quarter of 2014, we repaid approximately $5.0 million.

We had no financing activities during the first quarter of 2015.

Drilling Program

Our capital expenditures were as follows:

	Three Months Ended
	March 31,
	2015	2014

Direct Oil & Gas Capital Expenditures:
U.K.	$11,266	$10,219
U.S.	3,748	1,124
	15,014	11,343

Capitalized G&A, Interest and Other	2,433	5,668

Asset Retirement Obligations	-	4,788

Total Capital Expenditures	$17,447	$21,799

Asset Retirement Obligations Paid	$10,699	$16,548

Endeavour International Corporation

United Kingdom Capital Program

Prior to 2014, our capital program was focused on two large projects in the North Sea, the Bacchus and Rochelle fields, as well as infill drilling at Alba.  With the completion of these development projects, our 2015 and 2014 capital expenditures have shifted to maintenance and infill drilling as discussed below.

Alba

We own a 23.43% working interest in Alba, an oil field.  Alba has a one to two well per year drilling program.  In 2014 we completed one development well which spud during the second quarter of 2014, with first production beginning in August 2014.  The Alba 2014 exit rate was approximately 17,300 bbls per day gross.  In the first quarter of 2015 no wells were drilled, but an additional development well is scheduled to be drilled during 2015.

During 2013, the water injection pipeline supplying pressure to the southern area of the field ruptured, causing portion of the wells in the southern region to be shut-in.  Partial subsea water injection was restored in May 2014 allowing some wells to be returned to production.  The permanent replacement of the pipeline, which is expected to resume production from all subsea wells, commenced in March 2015 and was completed in late April 2015.

We have made an insurance claim to recover certain loss of production and replacement costs related to our insurance claim for the loss of production income resulting from the rupture of the Alba water injection pipeline, and received $13.0 million during the fourth quarter of 2014 and  $8.4 million during the first quarter of 2015 as preliminary settlements.  The entirety of the amount received during the first quarter of 2015 relates to loss of production.  The claims remain in progress for potential additional recoveries, which are expected to be in the range of $5 million to $7 million.

Bacchus

We own a 30% working interest in Bacchus, an oil field.  The 2014 production exit rate at Bacchus was approximately 6,300 bbls per day gross.  Currently there are two gas-lifted wells producing, and the field has experienced a slower decline curve than originally forecasted.

Rochelle

We own a 44% working interest in Rochelle, a gas-condensate field.  First production from Rochelle started on October 23, 2013 from the West Rochelle W1 well.  By January 2014, both the E2 and W1 development wells at Rochelle were fully completed and tied-in to the production manifolds.  As part of the final installation and start-up of the E2 well, the W1 well was shut-in.  During the well start-up procedure, a valve on the outlet side of the East Rochelle production manifold was stuck in the “shut” position.  An attempt to open the valve manually was unsuccessful and the operator secured an intervention vessel to open the valve.  The valve was successfully opened in February 2014, and the E2 well commenced production on February 28, 2014.

Endeavour International Corporation

In late March 2014, Rochelle production was shut-in due to an unplanned shutdown of the Scott platform.  The E2 and W1 wells were returned to production during May 2014, and for the first time at Rochelle, both development wells were producing simultaneously.

During the first quarter of 2015, Rochelle was shut-in on January 31, 2015 for a planned seven day shutdown to tie-in an additional compressor on the Scott Platform to increase reliability.  Issues with the existing compressor and mechanical issues at the platform delayed the restart.  As a result, Rochelle had approximately six weeks of downtime during the first quarter of 2015.

If we continue to experience unanticipated downtime, our future daily production rates and associates revenue and near-term liquidity could also be negatively impacted.

United States Capital Program

We have both producing and exploration acreage in U.S. onshore unconventional oil and gas shale developments targeting reserve and production growth.  Our ongoing U.S. program and expenditures have been tailored based on drilling results and the low-priced commodity environment in U.S. gas prices during the last several years.  We have limited capital expenditures to those necessary to fulfill drilling commitments and maintain acreage positions.

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

Niobrara Play

In the Piceance Basin Rim play in Northwest Colorado, Endeavour has leasehold of approximately 34,600 gross and 21,700 net acres with drilling rights to earn an additional estimated 10,200 net acres.  Endeavour has two projects targeting liquids-rich Niobrara and Frontier objectives.  The Company has formed two federal units and drilled an initial horizontal test in the Niobrara target zone during third quarter of 2014.  The first of those wells is the Wiley 23-3-97 H1 horizontal well in Rio Blanco County (“Wiley well”), which spud in July 2014,

Endeavour International Corporation

reached total depth in August 2014 and was hydraulically fracture stimulated in October 2014.  In November to December 2014, a 23-day average flowback rate of 602 barrels of oil per day gross plus 1.3 to 1.8 mmcfd was achieved, with a peak daily oil rate of 805 barrels of oil per day gross.  In December 2014, we shut in the Wiley well to complete the production facilities and gas pipeline tie-in.  The facilities and pipeline tie-in were successfully completed in the first quarter of 2015 and production resumed in late March 2015.

Outlook

2015 Planned Capital Expenditures

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

Decommissioning Expenditures

Production from each of our Ivanhoe, Rob Roy, Hamish (collectively, “IVRRH”), Renee, Rubie and Goldeneye fields has ceased and we have performed maintenance and decommissioning activities over the last several years.  We expect to incur approximately $32 million in decommissioning charges during 2015.  Costs incurred during 2015 will complete the IVRRH abandonment obligations and begin the Renee and Rubie abandonment obligations.  In addition, certain decommissioning security agreements require us to put up security, which causes us to incur further costs and dedication of capital.  For the three months ended March 31, 2015, we spent $10.7 million in decommissioning costs.

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

Endeavour International Corporation

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

Any of these factors, or a combination of these factors, could materially affect our future financial condition or results of operations and the ultimate accuracy of the forward-looking statements.  The forward-looking statements are not guarantees of our future performance, and

Endeavour International Corporation

our actual results and future developments may differ materially from those projected in the forward-looking statements.  In addition, any or all of our forward-looking statements in this Quarterly Report on Form 10-Q may turn out to be incorrect.  They can be affected by inaccurate assumptions we might make or by known risks and uncertainties, as mentioned in “Item 1A. Risk Factors” and elsewhere in our Annual Report on Form 10-K for the year ended December 31, 2014.  Except as required by law, we undertake no obligation to update publicly or release any revisions to these forward-looking statements to reflect events or circumstances after the date of this report.  These cautionary statements qualify all forward-looking statements attributable to us or persons acting on our behalf.

Item 3:  Quantitative and Qualitative Disclosures about Market Risk

Commodity Price Risk

We produce and sell crude oil and natural gas.  Realized pricing is primarily driven by the prevailing worldwide price for crude oil and regional gas spot market prices that have been volatile and unpredictable for several years.  As a result, our financial results can be significantly impacted as these commodity prices fluctuate widely in response to changing market forces.  We may engage in oil and gas hedging activities to realize commodity prices which we consider favorable; however, we had no such instruments in place during the first quarter of 2015.

Item 4:  Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As required by Rule 13a-15(b) of the Exchange Act we have evaluated, under the supervision and with the participation of our management, including our co-principal executive officers (the “PEOs”) and chief financial officer (the “CFO”),  the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) or 15d-15(e) of the Exchange Act) as of the end of the period covered by this Quarterly Report on Form 10-Q.  Based on that evaluation, the PEO and CFO concluded:

(i)

that our disclosure controls and procedures are designed to ensure that information we are required to disclose in our reports filed or submitted under the Exchange Act is (a) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and (b) is accumulated and communicated to our management, including the PEO and CFO, as appropriate, to allow timely decisions regarding required disclosure; and

(ii)	that our disclosure controls and procedures were effective as of March 31, 2015.

Changes in Internal Control over Financial Reporting

There was no change in our system of internal control over financial reporting (as defined in Rules 13a-15(f), and 15d-15(f) under the Exchange Act), during the last fiscal quarter that has

Endeavour International Corporation

materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Part II. Other Information

Item 1:  Legal Proceedings

Bankruptcy Cases

On October 10, 2014, Endeavour and certain of our wholly owned U.S. subsidiaries - Endeavour Operating Corporation, Endeavour Colorado Corporation, Endeavour Energy New Ventures, Inc., and END Management Company - and one of our foreign subsidiaries - Endeavour Energy Luxembourg S.à.r.l.. - filed voluntary petitions under Chapter 11 of the United States Bankruptcy Code in the United States Bankruptcy Court for the District of Delaware.  The Chapter 11 cases are being jointly administered by the Bankruptcy Court as Case No. 14-12308.  We intend to continue to operate its business as debtor-in-possession under the jurisdiction of the Bankruptcy Court and in accordance with the applicable provisions of the Bankruptcy Code and orders of the Bankruptcy Court.  As a result of the filings, attempts to collect, secure, or enforce remedies with respect to pre-petition claims against the Company are subject to the automatic stay provisions of section 362 of the Bankruptcy Code.  The Bankruptcy Cases are discussed in greater detail in “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Voluntary Reorganization Under Chapter 11” and Note 1 - General to our condensed consolidated financial statements.

Claim by Mr. William Transier

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

Mr. Transier has asserted that, per his employment agreement, he is entitled to a pro-rata portion of his annual target bonus for the year in which his termination occurred which equates to approximately $0.7 million.  Additionally he asserts that his contract requires the payment on termination of employment during the contract term (i) at the Company’s election other than as a result of the executive’s misconduct or disability or (ii) at the executive’s election following a “corporate change” or a breach of the employment agreement by us or other “good reason.”  Citing “corporate change” and “good reason,” Mr. Transier’s severance claim of approximately $5.5 million is calculated as follows:

(iv)	three times the sum of the executive’s most recent annual salary and deemed bonus (the average bonus paid during the most recent two years);
(v)	all unvested employee restricted stock awards, performance shares and cash performance awards would vest upon any such termination; and

Endeavour International Corporation

(vi)	three years of continued coverage for accident and group health insurance benefits substantially similar to those he received immediately prior to the date of termination.

We have not accrued any portion of the severance claim as a pre-petition liability as of March 31, 2015.

Item 1A:  Risk Factors

In addition to the factors discussed elsewhere in this report, including the financial statements and related notes, you should consider carefully the risks and uncertainties described in our Annual Report on Form 10-K for the year ended December 31, 2014 under Item 1A “Risk Factors,” which could materially adversely affect our business, financial condition and results of operations.  Additional risks and uncertainties not presently known to us or that we currently deem immaterial also could impair our business operations and financial condition.  If any of these risks or uncertainties were to occur, our business, financial condition or results of operation could be adversely affected.

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

3.2(a)	Amended and Restated Bylaws (Incorporated by reference to Exhibit 3.2 of our Annual Report on Form 10-K (Commission File No. 001-32212) for the year ended December 31, 2012).
3.2(b)	Amendment to Amended and Restated Bylaws dated May 22, 2013 (Incorporated by reference to Exhibit 3.1 of our Current Report on Form 8-K (Commission File No. 001-32212) filed on May 23, 2013).
*31.1	Certification of James J. Emme, Co-Principal Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
*31.2	Certification of Catherine L. Stubbs, Co-Principal Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
*31.3	Certification of Derek Neilson, Co-Principal Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
*31.4	Certification of Catherine L. Stubbs, Principal Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Endeavour International Corporation

Exhibit Number	Description
*32.1	Certification of James J. Emme, Co-Principal Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
*32.2	Certification of Catherine L. Stubbs, Co-Principal Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
*32.3	Certification of Derek Neilson, Co-Principal Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
*32.4	Certification of Catherine L. Stubbs, Principal Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
*101.INS	XBRL Instance Document.
*101.SCH	XBRL Taxonomy Extension Schema Document.
*101.CAL	XBRL Taxonomy Extension Calculation Linkbase.
*101.DEF	XBRL Taxonomy Extension Definition Linkbase.
*101.LAB	XBRL Taxonomy Extension Label Linkbase.
*101.PRE	XBRL Taxonomy Extension Presentation Linkbase.

Endeavour International Corporation

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Endeavour International Corporation

Date: May 11, 2015	/s/ Catherine L. Stubbs
Catherine L. Stubbs
Senior Vice President and
Chief Financial Officer
(Principal Financial Officer)