Form 10-Q
period 2015-06-30
ENDEAVOUR INTERNATIONAL CORP
filed 2015-08-07
CIK 1112412

United States Securities and Exchange Commission

Washington, D.C. 20549

Form 10-Q

(Mark One)

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarterly Period Ended June 30, 2015

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

As of August 1, 2015, 52.8 million shares of the registrant’s common stock were outstanding.

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

Part I:  Financial Information

Item 1:  Financial Statements

Endeavour International Corporation

(Debtor-in-Possession)

Condensed Consolidated Balance Sheets

(Amounts in thousands)

	June 30,	December 31,
	2015	2014
	(unaudited)
Assets
Current Assets:
Cash and cash equivalents	$48,514	$81,850
Accounts receivable	52,868	35,507
Prepaid expenses and other current assets	26,425	47,397
Total Current Assets	127,807	164,754

Property and Equipment, Net (None and $10,784 not subject to
amortization at June 30, 2015 and December 31, 2014, respectively)	229,781	469,509
Restricted Cash, Long-Term Portion	101,110	100,241
Other Assets	71	72

Total Assets	$458,769	$734,576

See accompanying notes to condensed consolidated financial statements.

Endeavour International Corporation

(Debtor-in-Possession)

Condensed Consolidated Balance Sheets

(Amounts in thousands, except per share data)

	June 30,	December 31,
	2015	2014
	(unaudited)
Liabilities and Stockholders’ Equity
Current Liabilities:
Accounts payable	$34,809	$27,364
Current maturities of debt	434,112	432,181
Deferred revenue	40	14,157
Asset retirement obligations, current portion	18,338	40,547
Accrued expenses and other	10,990	15,196
Total Current Liabilities	498,289	529,445

Deferred Taxes	34,480	56,670
Other Liabilities	41,531	66,077
Total Liabilities Not Subject to Compromise	574,300	652,192
Liabilities Subject to Compromise	840,992	841,044
Total Liabilities	1,415,292	1,493,236

Commitments and Contingencies

Series C Convertible Preferred Stock:
Series C preferred stock - Liquidation preference: $14,800 and $14,800
at June 30, 2015 and December 31, 2014, respectively	17,481	17,481

Stockholders’ Equity (Deficit):
Series B preferred stock - Liquidation preference: $1,971 and $1,971
at June 30, 2015 and December 31, 2014, respectively	-	-
Common stock; shares issued and outstanding – 52,828 and 52,900
at June 30, 2015 and December 31, 2014, respectively	53	53
Additional paid-in capital	557,536	557,111
Treasury stock, at cost - 72 and 72 shares at June 30, 2015
and December 31, 2014, respectively	(587)	(587)
Accumulated deficit	(1,531,006)	(1,332,718)
Total Stockholders’ Equity (Deficit)	(974,004)	(776,141)

Total Liabilities and Stockholders’ Equity	$458,769	$734,576

See accompanying notes to condensed consolidated financial statements.

Endeavour International Corporation

(Debtor-in-Possession)

Condensed Consolidated Statements of Operations

(Unaudited)

(Amounts in thousands except per share data)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2015	2014	2015	2014
Revenues	$71,818	$44,857	$136,147	$139,021

Cost of Operations:
Operating expenses	37,130	6,847	61,276	34,017
Depreciation, depletion and amortization	54,592	32,251	111,153	77,220
Impairment of oil and gas properties	42,932	-	133,019	-
Insurance proceeds	(2,046)	-	(10,472)	-
General and administrative	4,190	5,240	6,762	10,089
Total Expenses	136,798	44,338	301,738	121,326

Income (Loss) From Operations	(64,980)	519	(165,591)	17,695

Other Income (Expense):
Unrealized gains on derivatives	-	2,010	-	4,669
Interest expense	(14,366)	(31,431)	(28,717)	(62,908)
Letter of credit fees	(62)	(2,270)	(120)	(6,059)
Financing and transaction costs	(4,388)	(1,425)	(5,413)	(3,241)
Loss on early extinguishment of financing agreements	-	-	-	(3,543)
Litigation settlement expense	-	-	-	(19,034)
Reorganization items	(6,535)	-	(13,401)	-
Unrealized gain (loss) on foreign currency exchange	1,919	(4,511)	1,922	(5,784)
Other income (expense)	(715)	23	(609)	(182)
Total Other Expense	(24,147)	(37,604)	(46,338)	(96,082)

Loss Before Income Taxes	(89,127)	(37,085)	(211,929)	(78,387)

Petroleum Revenue Tax Expense (Benefit)	(1,500)	2,243	(13,641)	3,968
Corporate Tax Benefit	-	(2,655)	-	(811)
Total Tax Expense (Benefit)	(1,500)	(412)	(13,641)	3,157

Net Loss	(87,627)	(36,673)	(198,288)	(81,544)

Preferred Stock Dividends	-	456	-	911

Net Loss to Common Stockholders	$(87,627)	$(37,129)	$(198,288)	$(82,455)

Net Loss per Common Share:
Basic and Diluted	$(1.66)	$(0.72)	$(3.76)	$(1.63)

Weighted Average Number of Common Shares Outstanding:
Basic and Diluted	52,762	51,580	52,763	50,591

See accompanying notes to condensed consolidated financial statements.

Endeavour International Corporation

(Debtor-in-Possession)

Condensed Consolidated Statements of Cash Flows

(Unaudited)

(Amounts in thousands)

	Six Months Ended
	June 30,
	2015	2014
Cash Flows from Operating Activities:
Net loss	$(198,288)	$(81,544)
Adjustments to reconcile net loss to net cash
provided by (used in) operating activities:
Depreciation, depletion and amortization	111,153	77,220
Impairment of oil and gas properties	133,019	-
Deferred tax benefit	(12,999)	(7,951)
Unrealized gains on derivatives	-	(4,669)
Amortization of non-cash compensation	307	2,123
Amortization of loan costs and discount	4,357	13,376
Non-cash interest expense	-	3,812
Loss on early extinguishment of financing agreements	-	6,856
Non-cash litigation settlement expense	-	14,034
Other	(345)	6,605
Changes in operating assets and liabilities:
Decrease (increase) in receivables	(17,361)	20,702
Decrease (increase) in other current assets	9,353	(12,887)
Increase (decrease) in liabilities	(41,334)	22,253
Net Cash Provided by (Used in) Operating Activities	(12,138)	59,930

Cash Flows From Investing Activities:
Capital expenditures	(20,329)	(39,302)
Proceeds from sale of oil and gas interests	-	1,352
Proceeds from insurance settlement	-	12,606
Increase in restricted cash	(869)	(2,521)
Net Cash Used in Investing Activities	(21,198)	(27,865)

Cash Flows From Financing Activities:
Repayments of borrowings	-	(115,699)
Borrowings under debt agreements, net of debt discount	-	140,625
Proceeds from issuance of common stock	-	12,336
Repayments of Monetary Production Payments	-	(10,833)
Financing costs paid	-	(9,193)
Other financing	-	(834)
Net Cash Provided by Financing Activities	-	16,402

Net Increase (Decrease) in Cash and Cash Equivalents	(33,336)	48,467
Cash and Cash Equivalents, Beginning of Period	81,850	34,742

Cash and Cash Equivalents, End of Period	$48,514	$83,209

See accompanying notes to condensed consolidated financial statements.

Endeavour International Corporation

(Debtor-in-Possession)

Notes to Condensed Consolidated Financial Statements

(Unaudited)

(Amounts in tables in thousands, except per share data)

Note 1 – General

Description of Business

Endeavour International Corporation (“EIC”) is an independent oil and gas company engaged in the exploration, development, production and acquisition of energy reserves in the U.S. and U.K.  Endeavour was incorporated under the laws of the state of Nevada on January 13, 2000.  As used in these Notes to Condensed Consolidated Financial Statements, the terms “Endeavour,” “Company,” “we,” “us,” “our” and similar terms refer to EIC and, unless the context indicates otherwise, its consolidated subsidiaries.  The accompanying financial statements should be read in conjunction with the audited consolidated financial statements and notes included in our Annual Report on Form 10-K for the year ended December 31, 2014.

Bankruptcy Cases

On October 10, 2014, (the “Petition Date”), Endeavour and certain of its wholly owned U.S. subsidiaries - Endeavour Operating Corporation (“EOC”), Endeavour Colorado Corporation (“ECC”), Endeavour Energy New Ventures Inc., and END Management Company - and one of its foreign subsidiaries - Endeavour Energy Luxembourg S.à.r.l. (collectively, the “Debtors”) - filed voluntary petitions under Chapter 11 of the United States Bankruptcy Code (the “Bankruptcy Code”) in the United States Bankruptcy Court for the District of Delaware (the “Bankruptcy Court”).  The Chapter 11 cases are being jointly administered by the Bankruptcy Court as Case No. 14-12308 (the “Bankruptcy Cases”).  See Note 3 – Voluntary Reorganization Under Chapter 11 for a discussion of the Bankruptcy Cases.

Going Concern

Our accompanying condensed consolidated financial statements were prepared assuming that we will continue as a going concern, which contemplates realization of assets and the satisfaction of liabilities in the normal course of business for the twelve month period following the date of these condensed consolidated financial statements.  However, there is substantial doubt about our ability to continue as a going concern as a result of our Bankruptcy Cases and other matters described herein, including:

•	the termination of the Restructuring Support Agreement (“RSA”) on April 29, 2015 (see Note 3 - Voluntary Reorganization Under Chapter 11);
•

the potential breach of our leverage covenant under our Amended Term Loan Facility applicable to our U.K. subsidiary in or about the fourth quarter of 2015 (see Note 3 – Voluntary Reorganization Under Chapter 11 and Note 8 – Debt Obligations); and

Endeavour International Corporation

(Debtor-in-Possession)

Notes to Condensed Consolidated Financial Statements

(Unaudited)

(Amounts in tables in thousands, except per share data)

•	entry into the APA and Settlement Agreement on August 3, 2015 (see Note 3 - Voluntary Reorganization Under Chapter 11).

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

(Unaudited)

(Amounts in tables in thousands, except per share data)

Management believes that it is reasonably possible that the following material estimates affecting the financial statements could change in the current year:

•	estimates of proved oil and gas reserves;
•	estimates as to the expected future cash flow from proved oil and gas properties; and
•	estimates of future dismantlement and restoration costs.

Discontinued Operations

On January 1, 2015, the Company adopted the Financial Accounting Standards Board’s  (“FASB”) updated guidance on reporting discontinued operations and disclosures of disposals of components of an entity.  The update amended the requirements for reporting discontinued operations, including the criteria for which discontinued operations are reported and additional disclosures about discontinued operations.  The guidance applies prospectively to new disposals and new classifications of disposal groups as held for sale after the effective date.

Recent Accounting Pronouncements

In March 2015, the FASB issued an update to the accounting standards to simplify the presentation of debt issuance costs. The amendments in this update require that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts.  The recognition and measurement guidance for debt issuance costs are not affected by the amendments in this update.  The guidance is effective for interim periods and annual period beginning after December 15, 2015; however early adoption is permitted.  We are currently evaluating the effect that adopting this guidance will have on our financial position, results of operations or cash flows.

In May 2014, the FASB issued a new standard on revenue recognition.  The new revenue recognition standard provides a five-step analysis of transactions to determine when and how revenue is recognized.  The core principle of the guidance is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services.  In July 2015, the FASB finalized the delay of the effective date by one year, making the new standard effective for interim periods and annual period beginning after December 15, 2017.  This ASU can be adopted either retrospectively or as a cumulative-effect adjustment as of the date of adoption; however, entities that are reporting under U.S. GAAP are not permitted to adopt the standard earlier than the original effective date for public entities (that is, no earlier than 2018 for calendar year-end entities).  We are currently evaluating the effect that adopting this guidance will have on our financial position, results of operations or cash flows.

Endeavour International Corporation

(Debtor-in-Possession)

Notes to Condensed Consolidated Financial Statements

(Unaudited)

(Amounts in tables in thousands, except per share data)

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

On October 10, 2014, the Company announced that it reached agreements with holders of more than two-thirds of its First Priority Notes, Second Priority Notes and 7.5% Convertible Bonds and its 6.5% Convertible Senior Notes and 5.5% Convertible Senior Notes (collectively, “Consenting Debt Holders”), in the form of a consensual Restructuring Support Agreement (“RSA”) that, if implemented as proposed, would significantly reduce the Company’s outstanding debt (see Note 8 – Debt Obligations).  The RSA contemplated that the recapitalization of the Company would occur pursuant to a pre-arranged plan of reorganization.  On the Petition Date, the Debtors filed voluntary petitions under Chapter 11 of the Bankruptcy Code in the Bankruptcy Court.  Since the Petition Date, the Debtors have operated their business as “debtors-in-possession" pursuant to Sections 1107(a) and 1108 of the Bankruptcy Code, which will allow the Company to continue operations and carry on the business in the ordinary course of business during the reorganization proceedings.  Each Debtor will remain in possession of its assets and properties, and its business and affairs will continue to be managed by its directors and officers, subject in each case to the supervision of the Bankruptcy Court.

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

Termination of RSA and Sale of U.S. and U.K. Assets

On April 29, 2015, the Debtors terminated the RSA and filed a notice with the Bankruptcy Court to withdraw its proposed plan of reorganization that had been filed to implement the terms of the RSA (the “Plan”).  We determined that as a result of the decline in commodity prices, the Plan was not feasible and, accordingly, did not continue to seek its confirmation.  Even if the Plan were to be confirmed, if oil and gas prices remain at their depressed levels, we could breach our

Endeavour International Corporation

(Debtor-in-Possession)

Notes to Condensed Consolidated Financial Statements

(Unaudited)

(Amounts in tables in thousands, except per share data)

leverage covenant under our Amended Term Loan Facility applicable to our U.K. subsidiary in or about the fourth quarter of 2015, which would result in a default under the terms of the Amended Term Loan Facility.

On April 29, 2015, in light of the foregoing, the Company also filed with the Bankruptcy Court a motion to, among other things, approve the sale of substantially all of the Company’s U.S. assets and, in connection with such sale, establish bidding procedures and an auction.

On June 1, 2015, the Company announced the launch of a marketing process in the U.K. for the sale of all or substantially all of our North Sea oil and gas assets.

Claim by Related Party

We maintained an employment agreement with Mr. William Transier that provided for certain severance benefits.  Mr. Transier resigned from his positions as Chief Executive Officer and President effective December 1, 2014.  Mr. Transier filed a claim with the United States Bankruptcy Court for the District of Delaware on December 16, 2014 in the amount of approximately $6.2 million.  Ultimate resolution of Mr. Transier’s claims has not been determined by the Bankruptcy Court.

Subsequent Event

On August 3, 2015, EIC and EOC entered into an asset purchase agreement (the “APA”) with certain of the holders of our First Priority Notes and the collateral agent for the holders of such notes (the “Agent”).  Under the APA, EOC will:

•	sell all of the stock of EOC’s wholly-owned subsidiary, Endeavour International Holding B.V. (“EIHBV”); and
•	sell an intercompany note (issued to EOC by Endeavour Energy U.K Limited (“EEUK”), a subsidiary of EIHBV (the “Intercompany Note”).

The purchaser will be a newly formed entity (“Newco”) which will be owned by the holders of our First Priority Notes and the lenders under our Amended Term Loan Facility.    The purchase price for EIHBV and the Intercompany Note will be a credit bid of $1 and $1 in cash.  The Agent holds a perfected first priority lien on the Intercompany Note and 65% of the stock of EIHBV.  The closing of the APA is conditioned upon approval of the transactions by the Bankruptcy Court, the occurrence of the closing under the Settlement Agreement (defined below) and other customary conditions to closing.

Under the APA, 53% of the net cash proceeds from the sale of our oil and gas assets owned by EOC, which would otherwise be paid to holders of the First Priority Notes, will be used to fund

Endeavour International Corporation

(Debtor-in-Possession)

Notes to Condensed Consolidated Financial Statements

(Unaudited)

(Amounts in tables in thousands, except per share data)

the administrative costs and expenses of the Bankruptcy Cases and any expenses incurred in connection with the subsequent dissolution of the Debtors.  To the extent such asset sale proceeds are insufficient to satisfy these expenses and the closing occurs under the APA,  EEUK will fund the expenses up to an agreed-upon maximum amount.

On August 3, 2015, EIC, EOC and ECC also entered into a settlement agreement (the “Settlement Agreement”) with holders of our First Priority Notes who are parties to the APA and certain lenders under the Amended Term Loan Facility, relating, among other things, to:

•	the allocation of proceeds from the sale of EOC’s and ECC’s U.S. oil and gas assets;
•	ownership of Newco;
•	voting rights and shareholder arrangements concerning Newco; and
•	certain amendments to the Amended Term Loan Facility, including changes to certain covenant ratios and maturity date (the “EEUK Amendment Documents”).

Additionally, pursuant to the Settlement Agreement, EIC, EOC and ECC have agreed to restrictions on certain intercompany cash transfers.  The closing of the Settlement Agreement is conditioned upon:

•	the execution of definitive documents regarding the governance of Newco and the EEUK Amendment Documents;
•	the occurrence of the closing under the APA; and
•	approval by the Bankruptcy Court of the Settlement Agreement and the transactions contemplated thereby.

There can be no assurance that transactions contemplated by the APA and Settlement Agreement will be consummated.  If we are unable to consummate the APA and Settlement Agreement, we may be compelled into liquidation of our U.K. operations through an administration proceeding in the U.K.  In addition, we are continuing our efforts to sell the assets of the Debtors to be followed by the dismissal of their Chapter 11 cases and their dissolution.

On August 3, 2015, the Debtors filed with the Bankruptcy Court a motion to, among other things, request entry of an order by the Bankruptcy Court approving:

•	the APA and the transactions contemplated thereby;
•	the Settlement Agreement and the transactions contemplated thereby;
•

dismissal of the Debtors’ Chapter 11 cases following the sale of substantially all of the Debtors’ assets, the dissolution of the Debtors and, in the case of EIC, its dissolution without the need to obtain stockholder approval.

Endeavour International Corporation

(Debtor-in-Possession)

Notes to Condensed Consolidated Financial Statements

(Unaudited)

(Amounts in tables in thousands, except per share data)

In connection with such events, it is expected that all common stock of the Debtors and all obligations related to the First Priority Notes, Second Priority Notes, 7.5% Convertible Bonds, 6.5% Convertible Senior Notes and 5.5% Convertible Senior Notes would be cancelled.

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

Condensed Combined Balance Sheet
As of June 30, 2015

Assets:
Current Assets	$26,394
Property and Equipment, Net (None not subject to amortization)	13,269
Long-Term Receivables Due from Affiliates (1)	663,801
Investments in Subsidiaries	295,816
Other Assets	9
Total Assets	$999,289

Liabilities Not Subject to Compromise:
Accrued expenses and other	$12,580
Current Liabilities Due to Affiliates	105,486
Other	626
Liabilities Subject to Compromise (2)	840,992
Series C Convertible Preferred Stock - Liquidation Preference: $14,800	17,481
Stockholders' Equity (3)	22,124
Total Liabilities and Stockholders’ Equity	$999,289
(1)	It is expected that upon consummation of the APA and Settlement Agreement, the Intercompany Note, which is approximately $500 million as of June 30, 2015, will be sold to Newco.
(2)	See Note 5 – Liabilities Subject to Compromise.
(3)	It is expected that upon consummation of the APA and Settlement Agreement, all common stock of the Debtors will be cancelled.

Endeavour International Corporation

(Debtor-in-Possession)

Notes to Condensed Consolidated Financial Statements

(Unaudited)

(Amounts in tables in thousands, except per share data)

Condensed Combined Statement of Operations
Six Months Ended June 30, 2015

Revenues	$3,396
Cost of Operations	32,821
Loss from Operations	$(29,425)

Other Income (Expense):
Interest income	$30,000
Financing and transaction costs	(41)
Reorganization items (4)	(13,401)
Other expense	(8)
Total Other Income	$16,550

Net Loss	$(12,875)
(4)	See Note 5 – Liabilities Subject to Compromise for additional discussion of Reorganization items.

Condensed Combined Cash Flow
Six Months Ended June 30, 2015

Net cash provided by (used in):
Operating	$23,449
Investing	(7,519)
Financing	(29,579)
Net decrease in cash and cash equivalents	$(13,649)

Cash and Cash Equivalents, Beginning of Period	$32,066

Cash and Cash Equivalents, End of Period	$18,417

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

Endeavour International Corporation

(Debtor-in-Possession)

Notes to Condensed Consolidated Financial Statements

(Unaudited)

(Amounts in tables in thousands, except per share data)

Liabilities Subject to Compromise consists of the following as of June 30, 2015:

Accounts Payable	$6,027
Debt	790,246
Accrued Interest and Dividends	44,719
Total Liabilities Subject to Compromise	$840,992

Interest Expense

The Debtors have discontinued recording interest expense on unsecured or under-secured liabilities subject to compromise on the Petition Date.  Contractual interest not accrued during the six months ended June 30, 2015 was approximately $42.6 million.

Reorganization Items

Reorganization items represent the direct and incremental costs of being in bankruptcy, such as professional fees, pre-petition liability claim adjustments and losses related to terminated contracts that are probable and can be estimated.  Reorganization fees for the six months ended June 30, 2015 related solely to professional fees.

Endeavour International Corporation

(Debtor-in-Possession)

Notes to Condensed Consolidated Financial Statements

(Unaudited)

(Amounts in tables in thousands, except per share data)

Note 6 –  Property and Equipment

Property and equipment included the following at the dates indicated below:

	June 30,	December 31,
	2015	2014
Oil and Gas Properties Under the Full Cost Method:
Subject to Amortization	$864,911	$989,758
Not Subject to Amortization:
Incurred in 2015	-	-
Incurred in 2014	-	945
Incurred in 2013	-	774
Incurred prior to 2013	-	9,065
	864,911	1,000,542
Computers, Furniture and Fixtures	8,733	8,733
Total Property and Equipment	873,644	1,009,275

Accumulated Depreciation, Depletion and Amortization	(643,863)	(539,766)

Net Property and Equipment	$229,781	$469,509

As of December 31, 2014, our properties not subject to amortization balance of $10.8 million related to unevaluated well costs in the Marcellus.  These costs were transferred to the amortization base during the second quarter of 2015 when a determination of proved reserves could be assigned to such properties.  As of December 31, 2014 and June 30, 2015 we had no unevaluated costs in the U.K.

For the three months ended June 30, 2015 and 2014, we capitalized none and $2.4 million, respectively, in interest related to exploration and development, primarily related to our U.K. activities.  For the six months ended June 30, 2015 and 2014, we capitalized none and $5.0 million, respectively, in interest.

For the three months ended June 30, 2015 and 2014, we capitalized $1.3 million and $2.9 million, respectively, in certain directly related employee costs.  For the six months ended June 30, 2015 and 2014, we capitalized $3.7 million and $6.0 million, respectively, in certain directly related employee costs.

Endeavour International Corporation

(Debtor-in-Possession)

Notes to Condensed Consolidated Financial Statements

(Unaudited)

(Amounts in tables in thousands, except per share data)

Oil and Gas Impairments

During the second quarter of 2015, we recorded $42.9 million in impairment of oil and gas properties, pre-tax, through the application of the full cost ceiling test.  The primary reason for the impairment was the precipitous fall in oil and gas prices which began during the fourth quarter of 2014 and have yet to recover.  The pricing used for the U.K. for the second quarter of 2015 was $75.98 per barrel for oil and $7.44 per mcf for gas.  The pricing used for the U.S. for the second quarter of 2015 was $71.68 per barrel for oil and $3.39 per mcf for gas.  Should oil and gas prices remain depressed for the remainder of 2015, further impairments of our oil and gas properties are likely to be recorded throughout 2015.

We did not have an impairment of U.S. oil and gas properties through the application of the full cost ceiling test for the second quarter of 2014, which utilized prices of $100.27 per barrel for oil and $4.09 per mcf for gas. Additionally, we did not have an impairment of U.K. oil and gas properties through the application of the full cost ceiling test for the second quarter of 2014, which utilized prices of $108.64 per barrel for oil and $9.65 per mcf for gas.

Insurance Settlements

During the second quarter of 2015, we settled our insurance claim to recover certain loss of production income and property settlement claims related to the Alba water injection pipeline for a total of $29.2 million, including $13.0 million during the fourth quarter of 2014, $8.4 million during the first quarter of 2015 and $7.8 million during the second quarter of 2015.  Insurance proceeds have been recorded as a reduction in capital expenditures or an offsetting amount to operating expenses, depending on the nature of the cost recovery.

Note 7 – Deferred Revenue

For certain of our U.K. fields, we sell production on a monthly basis; however, the production remains in the field’s storage tanks.  The inventory associated with these sales remains on our balance sheet and the revenue is deferred until the production is shipped out of our storage tanks.

At June 30, 2015, our deferred revenue was entirely attributable to our Alba field.  Delivery of the production is expected to occur during the fourth quarter of 2015.

Endeavour International Corporation

(Debtor-in-Possession)

Notes to Condensed Consolidated Financial Statements

(Unaudited)

(Amounts in tables in thousands, except per share data)

Note 8 – Debt Obligations

At  June 30, 2015, we had $1,230.2 million in outstanding debt.  Our debt consisted of the following at June 30, 2015 and December 31, 2014:

	June 30,	December 31,
	2015	2014
Liabilities Subject to Compromise: (1)(2)
Senior Notes, 12% Fixed Rate, Due 2018	$554,000	$554,000
Convertible Senior Notes, 5.5% Fixed Rate, Due 2016	135,000	135,000
Convertible Bonds, 11.5% Until March 31, 2014 and 7.5% Thereafter, due 2016	83,746	83,746
Convertible Senior Notes, 6.5% Fixed Rate, Due 2017	17,500	17,500
Total Liabilities Subject to Compromise	790,246	790,246

Liabilities Not Subject to Compromise:
Amended Term Loan Facility, Variable Rate, Due 2017	440,000	440,000

Total Debt Obligations	1,230,246	1,230,246

Less: Debt Discount	(5,888)	(7,819)
Less: Liabilities Subject to Compromise	(790,246)	(790,246)
Less: Current Maturities	(434,112)	(432,181)
Long-Term Debt	$-	$-
(1)

For discussion of the expected impact of our filing under Chapter 11 of the Bankruptcy Code on our debt obligations, including entry by the Debtors into the APA and Settlement Agreements, see Note 3 – Voluntary Reorganization Under Chapter 11.

(2)

As a result of our filing under Chapter 11 of the Bankruptcy Code, we are in default of the debt covenants related to the Senior Notes, 5.5% Convertible Senior Notes, 7.5% Convertible Bonds and 6.5% Convertible Senior Notes.  All outstanding balances related to these obligations have been reclassified as Liabilities Subject to Compromise in our Condensed Consolidated Balance Sheets.

Liabilities Not Subject to Compromise

Amended Term Loan Facility

On September 30, 2014, two wholly-owned subsidiaries, EIHBV and End Finco LLC (“Finco” and collectively, “Borrowers”) entered into an amended and restated credit agreement (the “Amended Credit Agreement”) replacing our previous $125 million senior secured first lien term loan facility originally entered into on January 24, 2014 (the “Term Loan Facility”).  EIHBV and

Endeavour International Corporation

(Debtor-in-Possession)

Notes to Condensed Consolidated Financial Statements

(Unaudited)

(Amounts in tables in thousands, except per share data)

Finco are non-Debtors, and as such, the Amended Credit Agreement is not subject to the Bankruptcy Cases.  Pursuant to the Amended Credit Agreement, the lenders advanced approximately $440 million in aggregate principal amount of term loans to the Borrowers (“Amended Term Loan Facility”).

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

The Amended Credit Agreement contains covenants and provisions with respect to events of default,  including restrictions on the Company’s and its subsidiaries’ abilities to: (i) pay distributions or repurchase or redeem the Company’s capital stock or subordinated debt; (ii) make certain investments; (iii) incur additional indebtedness; (iv) create or incur certain liens; (v) sell assets; (vi) consolidate, merge or transfer all or substantially all of the Company’s assets; (vii) enter into agreements that restrict distributions from the Company’s subsidiaries to the Company; (viii) engage in transactions with affiliates; and (ix) allow EIHBV or any of its subsidiaries to make dividends, payments or other distributions of any kind to the Debtors, other than pursuant to specific limited amounts and for specified purposes.

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

If oil and gas prices remain at their depressed levels, we could breach our leverage covenant under our Amended Term Loan Facility in or about the fourth quarter of 2015, which would result in a default under the terms of the Amended Term Loan Facility.  Based on this

Endeavour International Corporation

(Debtor-in-Possession)

Notes to Condensed Consolidated Financial Statements

(Unaudited)

(Amounts in tables in thousands, except per share data)

determination, we have classified the outstanding balance of the Amended Term Loan Facility as a current liability in the line item “Current maturities of debt” and the related remaining deferred financing costs as a current asset in our Condensed Consolidated Balance Sheets as of June 30, 2015 and December 31, 2014.

Refer to Note 3 – Voluntary Reorganization Under Chapter 11 – Subsequent Event regarding the EEUK Amendment Documents.

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

6.5% Convertible Senior Notes

On February 28, 2014, we entered into a securities purchase agreement (the “Securities Purchase Agreement”).  We issued $30 million of securities during the first quarter of 2014, comprised of 2.9 million shares of our common stock; warrants to purchase 0.7 million shares of our common

Endeavour International Corporation

(Debtor-in-Possession)

Notes to Condensed Consolidated Financial Statements

(Unaudited)

(Amounts in tables in thousands, except per share data)

stock at an exercise price of $5.292 per share, expiring on February 28, 2019; and $17.5 million in aggregate principal amount of our 6.5% Convertible Senior Notes.

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

Fair Value

The fair value of our outstanding debt obligations was $447.4 million and $446.1 million at June 30, 2015 and December 31, 2014, respectively.  The fair value of our Amended Term Loan Facility was determined based upon a discounted cash flow model.  As a result, all fair value measures related to our debt are considered Level 3.

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

(Unaudited)

(Amounts in tables in thousands, except per share data)

UK Finance Act 2015

On March 26, 2015, the Finance Act 2015 received Royal Assent and was enacted by the U.K. government.  The Finance Act 2015 implemented several changes affecting our U.K. activities, including:

•	a decrease in the Supplementary Charge rate from 32% to 20%, which is retroactive to January 1, 2015;
•	a decrease in the PRT rate from 50% to 35%, beginning on January 1, 2016; and
•

introduction of an Investment Allowance which is generated by qualifying expenditures incurred from the commencement date of April 1, 2015.  Such expenditures are translated into the investment allowance by applying 62.5% to the expenditures and deducting from adjusted ring fence profits which are subject to the Supplementary Charge.  The Investment Allowance replaced all existing field allowances.

As a result of this enacted legislation, the Company recorded an $11.4 million deferred tax expense related to the decrease in the Supplementary Charge rate change during the first quarter of 2015, offset by an equal reduction in the U.K. valuation allowance which resulted in a zero net charge to the Condensed Consolidated Statements of Operations for the six months ended June 30, 2015.

The Company recorded a deferred PRT tax benefit of $7.9 million during the first quarter of 2015 related to the enacted decrease in the PRT rate for the deferred tax liabilities that will reverse subsequent to the January 1, 2016 effective date.

Furthermore, the Company recorded deferred tax expenses of $5.6 million during the second quarter of 2015 related to the enactment of the Investment Allowance and recognition of the remaining field allowances.  These charges were offset by an equal reduction in the U.K. valuation allowance which resulted in a zero net charge to the Condensed Consolidated Statements of Operations for the six months ended June 30, 2015.

Endeavour International Corporation

(Debtor-in-Possession)

Notes to Condensed Consolidated Financial Statements

(Unaudited)

(Amounts in tables in thousands, except per share data)

Note 10 – Other Long-Term Liabilities

At June 30, 2015 and December 31, 2014, our other liabilities included the following:

	June 30,	December 31,
	2015	2014
Asset Retirement Obligations	$41,399	$65,935
Other	132	142
Total Other Liabilities	$41,531	$66,077

Asset Retirement Obligations

Our asset retirement obligations relate to our obligation for the plugging and abandonment of oil and gas properties.  The asset retirement obligations are recorded at fair value and accretion expense, recognized over the life of the property, increases the liability to its expected settlement value.  If the fair value of the estimated asset retirement obligation changes, an adjustment is recorded for both the asset retirement obligation and the asset retirement cost.  The following table provides a rollforward of our asset retirement obligations for the six months ended June 30, 2015 and 2014.

	Six Months Ended	Six Months Ended
	June 30,	June 30,
	2015	2014
Carrying amount of asset retirement obligations as of the beginning of the period	$106,482	170,429
Accretion expense (included in DD&A expense)	7,056	12,598
Impact of foreign currency exchange rate changes	(369)	5,673
Payment of asset retirement obligations	(26,302)	(20,601)
Revision of prior estimates(1)	(27,130)	-
Liabilities incurred and assumed	-	3,265
Carrying amount of asset retirement obligations, as of end of period	59,737	171,364
Less: Current portion of asset retirement obligations	(18,338)	(49,823)
Long-term asset retirement obligations	$41,399	121,541
(1)

The revision of prior estimates during the six months ended June 30, 2015 is primarily attributable to lower rig costs, improved efficiencies for the abandonment work to be performed and exchange rate fluctuations.

Endeavour International Corporation

(Debtor-in-Possession)

Notes to Condensed Consolidated Financial Statements

(Unaudited)

(Amounts in tables in thousands, except per share data)

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

Non-cash stock-based compensation is recorded in general and administrative (“G&A”) expenses or capitalized G&A for the three and six months ended June 30, 2015 and 2014 as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2015	2014	2015	2014
G&A Expenses	$317	$1,234	$307	$1,387
Capitalized G&A	147	377	118	1,358

Total non-cash stock-based compensation	$464	$1,611	$425	$2,745

At June 30, 2015, total compensation cost related to awards not yet recognized was approximately $2.9 million and is expected to be recognized over a weighted average period of less than two years.

Endeavour International Corporation

(Debtor-in-Possession)

Notes to Condensed Consolidated Financial Statements

(Unaudited)

(Amounts in tables in thousands, except per share data)

Stock Options

The fair value of each option award is estimated on the date of grant using the Black-Scholes option-pricing model. Information relating to outstanding stock options is summarized as follows:

	Number of	Weighted	Weighted
	Shares	Average	Average	Aggregate
	Underlying	Exercise Price	Contractual	Intrinsic
	Options	per Share	Life in Years	Value
Balance outstanding - January 1, 2015	107	$7.76
Expired	(87)	8.21

Balance outstanding - June 30, 2015	20	$5.83	3.2	$-
Currently exercisable - June 30, 2015	20	$5.83	3.2	$-

Restricted Stock

Restricted stock awards are valued based on the closing price of our common stock on the measurement date, which is typically the date of grant.

The status of the restricted shares outstanding as of June 30, 2015 is presented below:

		Weighted
		Average Grant
	Number of	Date Fair Value
	Shares	per Share
Balance outstanding - January 1, 2015	740	$4.93
Vested	(285)	5.81
Forfeited	(32)	5.56

Balance outstanding - June 30, 2015	423	$4.32

Total grant date fair value of shares vesting during the period	$44.4

Performance-Based Share Awards

Certain of our executive officers were granted a target number of performance shares under individual Performance Unit Award Agreements.  The performance shares will be earned as the relative total shareholder return ranking is measured among a designated peer group at the end of

Endeavour International Corporation

(Debtor-in-Possession)

Notes to Condensed Consolidated Financial Statements

(Unaudited)

(Amounts in tables in thousands, except per share data)

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

The status of the performance-based share awards as of June 30, 2015 is presented below:

		Weighted
		Average Grant
	Number of	Date Fair Value
	Shares	per Share
Balance outstanding - January 1, 2015	424	$8.05
Forfeited	(26)	7.91

Balance outstanding - June 30, 2015	398	$8.05

For discussion of the expected impact of our filing under Chapter 11 of the Bankruptcy Code on our equity, see Note 3 – Voluntary Reorganization Under Chapter 11.

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

(Debtor-in-Possession)

Notes to Condensed Consolidated Financial Statements

(Unaudited)

(Amounts in tables in thousands, except per share data)

The common shares potentially issuable arising from these instruments, which were outstanding during the periods presented in the financial statements consisted of:

	June 30,
	2015	2014
Warrants, options and stock-based compensation	10,218	10,167
Convertible debt	16,117	16,024
Convertible preferred stock	1,691	4,229
	28,026	30,420

Note 14 – Supplemental Cash Flow Information

Cash paid (refunded) during the period for interest, income taxes and reorganization items was as follows:

	Six Months Ended June 30,
	2015	2014
Interest paid	$24,334	$47,814

Income taxes paid (refunded), all related to PRT	$18,041	$(14,002)

Reorganization items paid	$12,828	$-

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

Endeavour International Corporation

(Debtor-in-Possession)

Notes to Condensed Consolidated Financial Statements

(Unaudited)

(Amounts in tables in thousands, except per share data)

LC Issuance Agreement

On September 30, 2014, in conjunction with the Amended Term Loan Facility, the Company entered into an LC Issuance Agreement (the “LC Issuance Agreement”), pursuant to which Credit Suisse agreed to issue letters of credit for Endeavour UK’s account in the amount of approximately £63.1 million as of June 30, 2015, of which £42.5 million, £11.9 million and £8.7 million and relate to decommissioning obligations at Alba, IVRRH and Renee and Rubie, respectively.

The letters of credit secure decommissioning obligations in connection with certain of Endeavour’s  U.K. Continental Shelf petroleum production.  The Company collateralized its obligations under the LC Issuance Agreement and all letters of credit issued thereunder by posting cash collateral, which has been funded with the proceeds from the Amended Term Loan Facility.

The posted cash collateral balance of $101.1 million related to the LC Issuance Agreement as of June 30, 2015 is reflected as “Restricted cash, long-term portion” in our Condensed Consolidated Balance Sheets.  The liability related to the posted cash collateral is included as part of the $440 million Amended Term Loan Facility long-term debt obligation.  The LC Issuance Agreement was entered into to replace the Combined Procurement Agreement.

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

Endeavour International Corporation

(Debtor-in-Possession)

Notes to Condensed Consolidated Financial Statements

(Unaudited)

(Amounts in tables in thousands, except per share data)

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

Legal Proceedings

Refer to Note 1 — General for information concerning the Bankruptcy Cases.

Note 16 – Guarantor Subsidiaries

Certain of our wholly-owned domestic subsidiaries have, jointly and severally, fully and unconditionally guaranteed the 2018 Notes.  Pursuant to Securities and Exchange Commission (“SEC”) regulations, we have presented in columnar format the condensed consolidating financial information for EIC, the guarantor subsidiaries on a combined basis, and all non-guarantor subsidiaries on a combined basis.

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

Endeavour International Corporation

(Debtor-in-Possession)

Notes to Condensed Consolidated Financial Statements

(Unaudited)

(Amounts in tables in thousands, except per share data)

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

As of June 30, 2015
	Endeavour International Corporation	Combined Guarantor Subsidiaries	Combined Non-Guarantor Subsidiaries	Eliminations	Consolidated
Cash and cash equivalents	$-	$18,408	$30,106	$-	$48,514
Accounts receivable	-	3,487	49,381	-	52,868
Current receivables due from affiliates	511,034	83,036	104,408	(698,478)	-
Prepaid expenses and other current assets	-	4,484	21,941	-	26,425
Current Assets	511,034	109,415	205,836	(698,478)	127,807

Property and equipment, net	-	13,269	216,512	-	229,781
Restricted cash, long-term portion	-	-	101,110	-	101,110
Long-term receivables due from affiliates	554,000	500,000	-	(1,054,000)	-
Investments in subsidiaries	57,662	219,058	-	(276,720)	-
Other assets	-	9	62	-	71
Total Assets	$1,122,696	$841,751	$523,520	$(2,029,198)	$458,769

Accounts payable	$-	$4,629	$30,180	$-	$34,809
Current maturities of debt	-	-	434,112	-	434,112
Deferred revenue	-	-	40	-	40
Current liabilities due to affiliates	648	615,353	82,482	(698,483)	-
Asset retirement obligations, current portion	-	41	18,297	-	18,338
Accrued expenses and other	446	7,396	3,148	-	10,990
Current Liabilities	1,094	627,419	568,259	(698,483)	498,289

Long-term liabilities due to affiliates	-	554,000	500,000	(1,054,000)	-
Deferred taxes	-	-	34,480	-	34,480
Other liabilities	-	446	41,080	5	41,531
Total Liabilities Not Subject to Compromise	1,094	1,181,865	1,143,819	(1,752,478)	574,300

Liabilities Subject to Compromise	751,220	6,026	83,746	-	840,992

Series C convertible preferred stock	17,481	-	-	-	17,481
Stockholders' equity (deficit)	352,901	(346,140)	(704,045)	(276,720)	(974,004)
Total Liabilities and Equity	$1,122,696	$841,751	$523,520	$(2,029,198)	$458,769

Endeavour International Corporation

(Debtor-in-Possession)

Notes to Condensed Consolidated Financial Statements

(Unaudited)

(Amounts in tables in thousands, except per share data)

As of December 31, 2014
	Endeavour International Corporation	Combined Guarantor Subsidiaries	Combined Non-Guarantor Subsidiaries	Eliminations	Consolidated
Cash and cash equivalents	$-	$32,055	$49,795	$-	$81,850
Accounts receivable	-	2,427	33,080	-	35,507
Current receivables due from affiliates	477,351	53,174	104,085	(634,610)	-
Prepaid expenses and other current assets	-	7,350	40,047	-	47,397
Current Assets	477,351	95,006	227,007	(634,610)	164,754

Property and equipment, net	-	35,529	433,980	-	469,509
Restricted cash, long term portion	-	-	100,241	-	100,241
Long-term receivables due from affiliates	554,000	500,000	-	(1,054,000)	-
Investments in subsidiaries	57,662	219,058	-	(276,720)	-
Other assets	-	10	62	-	72
Total Assets	$1,089,013	$849,603	$761,290	$(1,965,330)	$734,576

Accounts payable	$-	$2,065	$25,299	$-	$27,364
Current maturities of debt	-	-	432,181	-	432,181
Deferred revenue	-	-	14,157	-	14,157
Current liabilities due to affiliates	648	581,402	52,560	(634,610)	-
Asset retirement obligations, current portion	-	42	40,505	-	40,547
Accrued expenses and other	385	5,663	9,148	-	15,196
Current Liabilities	1,033	589,172	573,850	(634,610)	529,445

Long-term liabilities due to affiliates	-	554,000	500,000	(1,054,000)	-
Deferred taxes	-	-	56,670	-	56,670
Other liabilities	1	436	65,640		66,077
Total Liabilities Not Subject to Compromise	1,034	1,143,608	1,196,160	(1,688,610)	652,192

Liabilities Subject to Compromise	751,219	6,079	83,746	-	841,044

Series C convertible preferred stock	17,481	-	-	-	17,481
Stockholders' equity (deficit)	319,279	(300,084)	(518,616)	(276,720)	(776,141)
Total Liabilities and Equity	$1,089,013	$849,603	$761,290	$(1,965,330)	$734,576

Endeavour International Corporation

(Debtor-in-Possession)

Notes to Condensed Consolidated Financial Statements

(Unaudited)

(Amounts in tables in thousands, except per share data)

For the Three Months Ended June 30, 2015
	Endeavour International Corporation	Combined Guarantor Subsidiaries	Combined Non-Guarantor Subsidiaries	Eliminations	Consolidated
Revenue	$-	$2,313	$69,505	$-	$71,818
Operating expenses	-	1,844	35,286	-	37,130
DD&A expense	-	975	53,617	-	54,592
Impairment of oil and gas properties	-	18,308	24,624	-	42,932
Insurance proceeds	-	-	(2,046)	-	(2,046)
G&A expense (income)	9	369	3,812	-	4,190
Loss from operations	(9)	(19,183)	(45,788)	-	(64,980)

Other Income (Expense):
Interest expense	-	(16,620)	(29,366)	31,620	(14,366)
Letter of credit fees	-	-	(62)	-	(62)
Financing and transaction costs	-	21	(4,409)	-	(4,388)
Reorganization items	-	(6,535)	-	-	(6,535)
Unrealized foreign currency gains	-	1	1,918	-	1,919
Other income (expense)	16,620	14,968	(683)	(31,620)	(715)
Income (loss) before income taxes	16,611	(27,348)	(78,390)	-	(89,127)

PRT expense	-	-	(1,500)	-	(1,500)
Total tax benefit	-	-	(1,500)	-	(1,500)

Net income (loss)	16,611	(27,348)	(76,890)	-	(87,627)

Preferred stock dividends	-	-	-	-	-

Net income (loss) to common shareholders	$16,611	$(27,348)	$(76,890)	$-	$(87,627)

Endeavour International Corporation

(Debtor-in-Possession)

Notes to Condensed Consolidated Financial Statements

(Unaudited)

(Amounts in tables in thousands, except per share data)

For the Three Months Ended June 30, 2014
	Endeavour International Corporation	Combined Guarantor Subsidiaries	Combined Non-Guarantor Subsidiaries	Eliminations	Consolidated
Revenue	$-	$1,729	$43,128	$-	$44,857
Operating expenses	-	1,124	5,723	-	6,847
DD&A expense	-	703	31,548	-	32,251
G&A expense	891	1,226	3,123	-	5,240
Income (loss) from operations	(891)	(1,324)	2,734	-	519

Other Income (Expense):
Unrealized gains on derivatives	160	-	1,850	-	2,010
Interest expense	(21,161)	(16,066)	(25,824)	31,620	(31,431)
Letter of credit fees	-	-	(2,270)	-	(2,270)
Financing and transaction costs	(193)	(929)	(303)		(1,425)
Unrealized foreign currency gains (losses)	-	1	(4,512)	-	(4,511)
Other income	16,620	15,000	23	(31,620)	23
Loss before income taxes	(5,465)	(3,318)	(28,302)	-	(37,085)

PRT expense	-	-	2,243	-	2,243
Corporate tax benefit	-	-	(2,655)	-	(2,655)
Total tax benefit	-	-	(412)	-	(412)

Net loss	(5,465)	(3,318)	(27,890)	-	(36,673)

Preferred stock dividends	456	-	-	-	456

Net loss to common shareholders	$(5,921)	$(3,318)	$(27,890)	$-	$(37,129)

Endeavour International Corporation

(Debtor-in-Possession)

Notes to Condensed Consolidated Financial Statements

(Unaudited)

(Amounts in tables in thousands, except per share data)

For the Six Months Ended June 30, 2015
	Endeavour International Corporation	Combined Guarantor Subsidiaries	Combined Non-Guarantor Subsidiaries	Eliminations	Consolidated
Revenue	$-	$3,395	$132,752	$-	$136,147
Operating expenses	-	3,134	58,142	-	61,276
DD&A expense	-	1,537	109,616	-	111,153
Impairment of oil and gas properties	-	28,386	104,633	-	133,019
Insurance proceeds	-	-	(10,472)	-	(10,472)
G&A expense (income)	43	(281)	7,000	-	6,762
Loss from operations	(43)	(29,381)	(136,167)	-	(165,591)

Other Income (Expense):
Interest expense	-	(33,240)	(58,717)	63,240	(28,717)
Letter of credit fees	-	-	(120)	-	(120)
Financing and transaction costs	-	(24)	(5,389)	-	(5,413)
Reorganization items	-	(13,401)	-	-	(13,401)
Unrealized foreign currency gains	-	-	1,922	-	1,922
Other income	33,240	29,989	(598)	(63,240)	(609)
Income (loss) before income taxes	33,197	(46,057)	(199,069)	-	(211,929)

PRT benefit	-	-	(13,641)	-	(13,641)
Total tax benefit	-	-	(13,641)	-	(13,641)

Net income (loss)	33,197	(46,057)	(185,428)	-	(198,288)

Preferred stock dividends	-	-	-	-	-

Net income (loss) to common shareholders	$33,197	$(46,057)	$(185,428)	$-	$(198,288)

Endeavour International Corporation

(Debtor-in-Possession)

Notes to Condensed Consolidated Financial Statements

(Unaudited)

(Amounts in tables in thousands, except per share data)

For the Six Months Ended June 30, 2014
	Endeavour International Corporation	Combined Guarantor Subsidiaries	Combined Non-Guarantor Subsidiaries		Eliminations		Consolidated
Revenue	$-	$3,678		$135,343		$-		$139,021
Operating expenses	-	2,304		31,713		-		34,017
DD&A expense	-	1,425		75,795		-		77,220
G&A expense	1,886	4,936		3,267		-		10,089
Income (loss) from operations	(1,886)	(4,987)		24,568		-		17,695

Other Income (Expense):
Unrealized gains on derivatives	629	-		4,040		-		4,669
Interest expense	(41,781)	(32,108)		(52,259)		63,240		(62,908)
Letter of credit fees	-	-		(6,059)		-		(6,059)
Financing and transaction costs	(516)	(1,519)		(1,206)		-		(3,241)
Loss on early extinguishment of financing agreements	-	-		(3,543)		-		(3,543)
Litigation settlement expense	-	(19,034)		-		-		(19,034)
Unrealized foreign currency gains (losses)	-	1	-	(5,785)	-	-	-	(5,784)
Other income (expense)	33,240	29,995		(177)		(63,240)		(182)
Loss before income taxes	(10,314)	(27,652)		(40,421)		-		(78,387)

PRT expense	-	-		3,968		-		3,968
Corporate tax benefit	-	-		(811)		-		(811)
Total tax expense	-	-		3,157		-		3,157

Net loss	(10,314)	(27,652)		(43,578)		-		(81,544)

Preferred stock dividends	911	-		-		-		911

Net loss to common shareholders	$(11,225)	$(27,652)		$(43,578)		$-		$(82,455)

Endeavour International Corporation

(Debtor-in-Possession)

Notes to Condensed Consolidated Financial Statements

(Unaudited)

(Amounts in tables in thousands, except per share data)

For the Six Months Ended June 30, 2015
	Endeavour International Corporation	Combined Guarantor Subsidiaries	Combined Non-Guarantor Subsidiaries	Eliminations	Consolidated
Cash Flows from Operating Activities:
Net loss	$33,197	$(46,057)	$(185,428)	$-	$(198,288)
Adjustments to reconcile net loss to
net cash provided by (used in) operations:
Depreciation, depletion and amortization	-	1,537	109,616	-	111,153
Impairment of oil and gas properties	-	28,386	104,633	-	133,019
Deferred tax benefit	-	-	(12,999)	-	(12,999)
Amortization of non-cash compensation	186	-	-	121	307
Amortization of loan costs and discount	-	-	4,357	-	4,357
Other	-	32	(377)	-	(345)
Changes in operating assets and liabilities:
(Increase) decrease in receivables	-	(1,060)	(16,301)	-	(17,361)
(Increase) decrease in other current assets	-	2,865	6,488	-	9,353
Increase (decrease) in liabilities	62	4,202	(45,598)	-	(41,334)
Net Cash Provided by (Used in)
Operating Activities	33,445	(10,095)	(35,609)	121	(12,138)

Cash Flows From Investing Activities:
Capital expenditures	-	(7,637)	(12,810)	118	(20,329)
Proceeds from insurance settlement	-	-	-	-	-
Increase in restricted cash	-	-	(869)	-	(869)
Net Cash Used in Investing Activities	-	(7,637)	(13,679)	118	(21,198)

Cash Flows From Financing Activities:
Intercompany cash management	(33,445)	4,085	29,599	(239)	-
Other financing	-	-	-	-	-
Net Cash Provided by (Used in)
Financing Activities	(33,445)	4,085	29,599	(239)	-

Net Change in Cash and Cash Equivalents	-	(13,647)	(19,689)	-	(33,336)
Cash and Cash Equivalents, Beginning
of Period	-	32,055	49,795	-	81,850
Cash and Cash Equivalents, End of Period	$-	$18,408	$30,106	$-	$48,514

Endeavour International Corporation

(Debtor-in-Possession)

Notes to Condensed Consolidated Financial Statements

(Unaudited)

(Amounts in tables in thousands, except per share data)

For the Six Months Ended June 30, 2014
	Endeavour International Corporation	Combined Guarantor Subsidiaries	Combined Non-Guarantor Subsidiaries	Eliminations	Consolidated
Cash Flows from Operating Activities:
Net loss	$(10,314)	$(27,652)	$(43,578)	$-	$(81,544)
Adjustments to reconcile net loss to
net cash provided by (used in) operations:
Depreciation, depletion and amortization	-	1,425	75,795	-	77,220
Deferred tax expense (benefit)	-	-	(7,951)	-	(7,951)
Unrealized (gains) losses on derivatives	(629)	-	(4,040)	-	(4,669)
Amortization of non-cash compensation	130	-	-	1,993	2,123
Amortization of loan costs and discount	4,447	-	8,929	-	13,376
Non-cash interest expense	-	-	3,812	-	3,812
Loss on early extinguishment of debt	-	-	6,856	-	6,856
Litigation settlement expense	-	14,034	-	-	14,034
Other	-	1,684	4,921	-	6,605
Changes in operating assets and liabilities:
(Increase) decrease in receivables	-	(737)	21,439	-	20,702
(Increase) decrease in other current assets	(20)	(2,658)	(10,209)	-	(12,887)
Increase (decrease) in liabilities	(3,192)	8,664	16,781	-	22,253
Net Cash Provided by (Used in)
Operating Activities	(9,578)	(5,240)	72,755	1,993	59,930

Cash Flows From Investing Activities:
Capital expenditures	-	(6,283)	(33,641)	622	(39,302)
Proceeds from sales, net of cash	-	1,352	-	-	1,352
Proceeds from insurance settlement	-	-	12,606	-	12,606
Increase in restricted cash	-	-	(2,521)	-	(2,521)
Net Cash Used in Investing Activities	-	(4,931)	(23,556)	622	(27,865)

Cash Flows From Financing Activities:
Repayments of borrowings	-	-	(115,699)	-	(115,699)
Borrowings under debt agreements, net
of debt discount	17,500	-	123,125	-	140,625
Proceeds from issuance of common stock	12,336	-	-	-	12,336
Repayments of MPP	-	-	(10,833)	-	(10,833)
Intercompany cash management	(18,804)	9,797	11,622	(2,615)	-
Financing costs paid	(621)	-	(8,572)	-	(9,193)
Other financing	(833)	1	(2)	-	(834)
Net Cash Provided by (Used in)
Financing Activities	9,578	9,798	(359)	(2,615)	16,402

Net Change in Cash and Cash Equivalents	-	(373)	48,840	-	48,467
Cash and Cash Equivalents, Beginning
of Period	-	2,417	32,325	-	34,742
Cash and Cash Equivalents, End of Period	$-	$2,044	$81,165	$-	$83,209

Endeavour International Corporation

(Debtor-in-Possession)

Notes to Condensed Consolidated Financial Statements

(Unaudited)

(Amounts in tables in thousands, except per share data)

Note 17 – Subsequent Events

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

On October 10, 2014, the Company announced that it reached agreements with holders of more than two-thirds of its First Priority Notes, Second Priority Notes and 7.5% Convertible Bonds and its 6.5% Convertible Senior Notes and 5.5% Convertible Senior Notes (collectively, “Consenting Debt Holders”), in the form of a consensual Restructuring Support Agreement (“RSA”) that, if implemented as proposed, would significantly reduce the Company’s outstanding debt (see Note 8 – Debt Obligations).  The RSA contemplated that the recapitalization of the Company would occur pursuant to a pre-arranged plan of reorganization.  On the Petition Date, the Debtors filed voluntary petitions under Chapter 11 of the Bankruptcy Code in the Bankruptcy Court.  Since the Petition Date, the Debtors have operated their business as “debtors-in-possession" pursuant to Sections 1107(a) and 1108 of the Bankruptcy Code, which will allow the Company to continue operations and carry on the business in the ordinary course of business during the reorganization proceedings.  Each Debtor will remain in possession of its assets and properties, and its business and affairs will continue to be managed by its directors and officers, subject in each case to the supervision of the Bankruptcy Court.

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

Termination of RSA and Sale of U.S. and U.K. Assets

On April 29, 2015, the Debtors terminated the RSA and filed a notice with the Bankruptcy Court to withdraw its proposed plan of reorganization that had been filed to implement the terms of the RSA (the “Plan”).  We determined that as a result of the decline in commodity prices, the Plan was not feasible and, accordingly, did not continue to seek its confirmation.  Even if the Plan were to be confirmed, if oil and gas prices remain at their depressed levels, we could breach our leverage covenant under our Amended Term Loan Facility applicable to our U.K. subsidiary in or about the fourth quarter of 2015, which would result in a default under the terms of the Amended Term Loan Facility.

On April 29, 2015, in light of the foregoing, the Company also filed with the Bankruptcy Court a motion to, among other things, approve the sale of substantially all of the Company’s U.S assets and, in connection with such sale, establish bidding procedures and an auction.

On June 1, 2015, we announced the launch of a marketing process in the U.K. for the sale of all or substantially all of our North Sea oil and gas assets.

EIHBV Asset Purchase Agreement

On August 3, 2015, EIC and EOC entered into an asset purchase agreement (the “APA”) with certain of the holders of our First Priority Notes and the collateral agent for the holders of such notes (the “Agent”).  Under the APA, EOC will:

•	sell all of the stock of EOC’s wholly-owned subsidiary, Endeavour International Holding B.V. (“EIHBV”); and
•	sell an intercompany note (issued to EOC by Endeavour Energy U.K Limited (“EEUK”), a subsidiary of EIHBV (the “Intercompany Note”)).

The purchaser will be a newly formed entity (“Newco”) which will be owned by the holders of our First Priority Notes and the lenders under our Amended Term Loan Facility.  The purchase price for EIHBV and the Intercompany Note will be a credit bid of $1 and $1 in cash.  The Agent holds a perfected first priority lien on the Intercompany Note and 65% of the stock of EIHBV.  The closing of the APA is conditioned upon approval of the transactions by the Bankruptcy Court, the occurrence of the closing under the Settlement Agreement (defined below) and other customary conditions to closing.

Endeavour International Corporation

Under the APA, 53% of the net cash proceeds from the sale of our oil and gas assets owned by EOC, which would otherwise be paid to holders of the First Priority Notes, will be used to fund the administrative costs and expenses of the Bankruptcy Cases and any expenses incurred in connection with the subsequent dissolution of the Debtors.  To the extent such asset sale proceeds are insufficient to satisfy these expenses and the closing occurs under the APA, EEUK will fund the expenses up to an agreed-upon maximum amount.

On August 3, 2015, EIC, EOC and ECC also entered into a settlement agreement (the “Settlement Agreement”) with holders of our First Priority Notes who are parties to the APA and certain lenders under the Amended Term Loan Facility, relating, among other things, to:

•	the allocation of proceeds from the sale of EOC’s and ECC’s U.S. oil and gas assets;
•	ownership of Newco;
•	voting rights and shareholder arrangements concerning Newco; and
•	certain amendments to the Amended Term Loan Facility, including changes to certain covenant ratios and maturity date (the “EEUK Amendment Documents”).

Additionally, pursuant to the Settlement Agreement, EIC, EOC and ECC have agreed to restrictions on certain intercompany cash transfers.  The closing of the Settlement Agreement is conditioned upon:

•	the execution of definitive documents regarding the governance of Newco and the EEUK Amendment Documents;
•	the occurrence of the closing under the APA; and
•	approval by the Bankruptcy Court of the Settlement Agreement and the transactions contemplated thereby.

There can be no assurance that transactions contemplated by the APA and Settlement Agreement will be consummated.  If we are unable to consummate the APA and Settlement Agreement, we may be compelled into liquidation of our U.K. operations through an administration proceeding in the U.K.  In addition, we are continuing our efforts to sell the assets of the Debtors to be followed by the dismissal of their Chapter 11 cases and their dissolution.

On August 3, 2015, the Debtors filed with the Bankruptcy Court a motion to, among other things, request entry of an order by the Bankruptcy Court approving:

•	the APA and the transactions contemplated thereby;
•	the Settlement Agreement and the transactions contemplated thereby;
•

dismissal of the Debtors’ Chapter 11 cases following the sale of substantially all of the Debtors’ assets, the dissolution of the Debtors and, in the case of EIC, its dissolution without the need to obtain stockholder approval.

Endeavour International Corporation

In connection with such events, it is expected that all common stock of the Debtors and all obligations related to the First Priority Notes, Second Priority Notes, 7.5% Convertible Bonds, 6.5% Convertible Senior Notes and 5.5% Convertible Senior Notes would be cancelled.

Results of Operations

Physical Production, Revenue and Sales Volume

Our physical daily production was 14,836 boed and 12,879 boed for the second quarter of 2015 and 2014, respectively.  Increases to physical production occurred primarily at Rochelle, which increased physical production by 2,575 boed from the second quarter of 2014 to the second quarter of 2015.  During the second quarter of 2014, both the E2 and W1 development wells produced in May and June.  During the second quarter of 2015, however, both development wells produced for approximately the entire quarter.  Offsetting this increase was a decrease at Bacchus, which experienced decreased physical production of 882 boed for the same period, which is reflective of the natural decline of the field.

Our physical daily production was 12,636 boed and 11,169 boed for the six months ended June 30, 2015 and 2014, respectively.  Increases to physical production occurred primarily at Rochelle, which increased physical production by 2,487 boed from the six months ended June 30, 2015 to the six months ended June 30, 2014.  During the six months ended June 30, 2014, the E2 development well at Rochelle produced in March and both the E2 and W1 development wells produced in May and June.  During six months ended June 30, 2015, both development wells produced for approximately four and a half months, with six weeks of downtime due to existing compressor and mechanical issues at the Scott platform.  Offsetting this increase was a decrease at Bacchus, which experienced decreased physical production of 997 boed for the same period, which is reflective of the natural decline of the field and reduced production for approximately four weeks during the installation of gas lift facilities.

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

For the second quarter of 2015 and 2014, we had sales volumes of 15,483 boed and 7,424 boed, respectively.  For the six months ended June 30, 2015 and 2014, we had sales volumes of 14,624 boed and 9,269 boed, respectively.    The primary reasons for the increase in sales volumes are the timing of tanker liftings at the Alba field, which increases sales volumes, and increased sales volumes at the Rochelle field offset with lower sales volumes at Bacchus.  For the six months

Endeavour International Corporation

ended June 30, 2015, the Alba field had two tanker liftings compared to one for the corresponding period in 2014.  During the second quarter of 2014, the Alba field did not have a tanker lifting, and as a result, there are no sales volumes attributable to the Alba field during the second quarter of 2014.

Our revenues increased from $44.9 million during the three months ended June 30, 2014 to $71.8 million during the same period in 2015.  The increase in second quarter revenue is primarily the result of the timing of tanker liftings at the Alba field and increased sales volumes at the Rochelle field as explained above offset by lower commodity pricing and lower Bacchus sales volumes.  Our revenues decreased from $139.0 million during the six months ended June 30, 2014 to $136.1 million during the same period in 2015.

Average realized pricing per boe was $50.97 and $66.40 for the second quarter of 2015 and 2014, respectively, and $51.43 and $82.87 for the six months ended June 30, 2015 and 2014, respectively, which reflects the precipitous decline in oil and gas commodity prices which occurred in the fourth quarter of 2014 and has yet to recover.

Rochelle was shut-in on January 31, 2015 for a planned seven day shutdown to tie-in an additional compressor on the Scott Platform to increase reliability.  Issues with the existing compressor and mechanical issues at the platform delayed the restart.  As a result, Rochelle had approximately six weeks of downtime during the first quarter of 2015.  Although Rochelle had significantly higher sales volumes for the six months ended June 30, 2015 compared to the same period in 2014, unanticipated downtime negatively affected our production rates, revenue and results of operations for the six months ended June 30, 2015, as well as our liquidity.

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

We may utilize financial commodity derivatives, negotiated pricing in our marketing contracts and forward sales to achieve a more predictable cash flow by reducing our exposure to price fluctuations.  However, at December 31, 2014 and June 30, 2015, we had no such instruments in place.

Endeavour International Corporation

The following table shows our average sales volumes and realized sales prices for our operations for the periods presented.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2015	2014	2015	2014
Sales volume: (1)
Oil and condensate sales (mbbls):
United Kingdom	748	255	1,635	1,087
United States	22	-	24	-
Total	770	255	1,659	1,087

Gas sales (mmcf):
United Kingdom	3,319	2,109	5,001	2,694
United States	511	415	930	846
Total	3,830	2,524	5,931	3,540

Oil equivalent sales (mboe):
United Kingdom	1,301	606	2,468	1,536
United States	108	70	179	141
Total	1,409	676	2,647	1,677

Total boed	15,483	7,424	14,624	9,269

Physical production volume (boed): (1)
United Kingdom	13,884	12,079	11,770	10,351
United States	952	800	866	818
Total	14,836	12,879	12,636	11,169

Realized Price:
United Kingdom:
Oil and condensate price ($ per bbl)	$59.01	$106.34	$58.02	$104.19
Gas price ($ per mcf)	$7.64	$7.62	$7.58	$8.19
Equivalent oil price ($ per boe)	$53.41	$71.17	$53.78	$88.10

United States:
Oil and condensate price ($ per bbl)	$51.46	$97.33	$50.38	$98.67
Gas price ($ per mcf)	$2.27	$4.07	$2.37	$4.30
Equivalent oil price ($ per boe)	$21.50	$24.85	$19.00	$26.01

Total:
Oil and condensate price ($ per bbl)	$58.79	$106.32	$57.91	$104.19
Gas price ($ per mcf)	$6.92	$7.03	$6.76	$7.26
Equivalent oil price ($ per boe)	$50.97	$66.40	$51.43	$82.87

Operating Costs ($ per boe):
United Kingdom	$27.12	$9.45	$23.56	$20.64
United States	$17.14	$16.15	$17.53	$16.30
Total	$26.35	$10.14	$23.15	$20.28
(1)

We record oil revenues when production is transported by pipeline or production is shipped out of our storage tanks and legal ownership has passed to the purchaser.  We use the entitlements method to account for sales of gas production.  Physical production may differ from sales volumes based on the timing of tanker liftings for our international sales.

Endeavour International Corporation

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

Net Loss, as Adjusted, which excludes these non-cash items, for the three months ended June 30, 2015 was $44.7 million as compared to Net Loss, as Adjusted of $38.7 million for the same period in 2014.  The decrease in Net Loss, as Adjusted was primarily attributable to impairment of oil and gas properties of $42.9 million which did not occur during the three months ended June 30, 2014 offset by an increase in net loss of $50.9 million during the three months ended June 30, 2015.

Net Loss, as Adjusted for the six months ended June 30, 2015 was $65.3 million compared to Net Loss, as Adjusted of $66.0 for the same period in 2014.  The decrease in Net Loss, as Adjusted, was primarily attributable to impairment of oil and gas properties of $133.0 million during the six months ended June 30, 2015 which did not occur during the six months ended June 30, 2014 offset by litigation settlement expense of $19.0 million during the six months ended June 30, 2014 which did not occur during the six months ended June 30, 2015an increase in net loss of $116.8 million during the six months ended June 30, 2015.

Adjusted EBITDA increased to $29.3 million for the three months ended June 30, 2015 from $26.9 million for the same period in 2014.  The increase in Adjusted EBITDA was due to increased sales volumes offset, in part, by lower commodity pricing.  Adjusted EBITDA decreased from $85.7 million for the six months ended June 30, 2014 to $74.4 million for the six months ended June 30, 2015.

Endeavour International Corporation

For definitions of Net Loss, as Adjusted and Adjusted EBITDA, and a reconciliation of each to the nearest comparable U.S. GAAP measure, please see “Reconciliation of Non-GAAP Measures.”

Expenses

Operating Expenses - For the second quarter of 2015, operating expenses increased to $37.1 million as compared to $6.8 million for the same period in 2014.  This increase was primarily the result of reduced operating expenses associated with the lack of a second quarter 2014 lifting at the Alba field and increased operating expenses at Rochelle.  For the six months ended June 30, 2015, operating expenses increased to $61.3 million as compared to $34.0 million for the same period in 2014.

DD&A Expense - DD&A expense increased to $54.6 million for the second quarter of 2015 from $32.3 million for the second quarter of 2014.  This increase was primarily due to increased sales volumes and a decrease in our proved reserves base resulting from the transfer of substantially all of our proved undeveloped reserves to probable reserves on January 1, 2015, thus increasing our DD&A rate per boe.

Impairment of Oil and Gas Properties - During the second quarter of 2015 and the six months ended June 30, 2015, we recorded $42.9 million and $133.0 million, respectively, in impairment of oil and gas properties, pre-tax, through the application of the full cost ceiling test at the end of each quarter.  The primary reasons for the 2015 impairment was the precipitous fall in oil and gas prices which began during the fourth quarter of 2014 and has yet to recover.  The pricing used for the U.K. for the second quarter of 2015 was $75.98 per barrel for oil and $7.44 per mcf for gas.  The pricing used for the U.S. for the second quarter of 2015 was $71.68 per barrel for oil and $3.39 per mcf for gas.

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

We did not have an impairment of U.S. oil and gas properties through the application of the full cost ceiling test for the second quarter of 2014, which utilized prices of $100.27 per barrel for oil and $4.09 per mcf for gas. Additionally, we did not have an impairment of U.K. oil and gas properties through the application of the full cost ceiling test for the second quarter of 2014, which utilized prices of $108.64 per barrel for oil and $9.65 per mcf for gas.

Insurance Proceeds – During the second quarter of 2015, we settled our insurance claim to recover certain loss of production income and property settlement claims related to the Alba water injection pipeline for a total of $29.2 million, including $13.0 million during the fourth quarter of 2014, $8.4 million during the first quarter of 2015 and $7.8 million during the second quarter of 2015  Insurance proceeds have been recorded as a reduction in capital expenditures or an offsetting amount to operating expenses, depending on the nature of the cost recovery.

Endeavour International Corporation

G&A Expenses - Net general and administrative (“G&A”) expenses decreased to $4.2 million for the second quarter of 2015 as compared to $5.2 million for the same period in 2014 and decreased to $6.8 million for the six months ended June 30, 2015 as compared to $10.1 million for the same period in 2014.  The primary reasons for the decreases were decreased compensation, consulting, legal and accounting fees and other expenses between the periods offset by higher insurance expense.

Components of G&A expenses for these periods were as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2015	2014	2015	2014
Compensation	$2,972	$3,338	$5,821	$7,250
Consulting, legal and accounting fees	1,628	2,289	3,566	4,703
Insurance expense	2,351	163	3,652	298
Occupancy costs	405	576	801	708
IT Costs	224	412	646	847
Other expenses	498	1,616	1,303	3,007
Total gross cash G&A expenses	8,078	8,394	15,789	16,813

Non-cash stock-based compensation	464	1,611	425	2,745

Gross G&A expenses	8,542	10,005	16,214	19,558
Less: G&A expenses billed to third parties	(737)	(172)	(805)	(156)
Less: transfers to operating expenses	(2,286)	(1,635)	(4,849)	(3,245)
Less: capitalized G&A expenses	(1,329)	(2,958)	(3,798)	(6,068)
Net G&A expenses	$4,190	$5,240	$6,762	$10,089

Unrealized Gains on Derivatives - Unrealized gains on embedded derivatives decreased from $2.0 million to none for the three months ended 2014 and 2015, respectively and decreased from $4.7 million to none for the six months ended June 30, 2014 and 2015, respectively.  Based on our filing under Chapter 11 of the Bankruptcy Code as discussed in “Voluntary Reorganization Under Chapter 11” and the related probable cancellation of the underlying debt and equity instruments, we wrote off the entire amount of our embedded derivative liabilities during 2014.

Interest Expense - Interest expense decreased to $14.4 million for the second quarter of 2015 as compared to $31.4 million for the corresponding period in 2014.  For the six months ended June 30, 2015, interest expense decreased to $28.7 million from $62.9 million for the corresponding period in 2014.  The decreases are primarily due to ceasing the recording of interest expense and amortization of debt issue costs subsequent to the Petition Date related to all liabilities classified as “Liabilities Subject to Compromise” within our Condensed Consolidated Statements of Operations.  Contractual interest not accrued for the six months ended June 30, 2015 was approximately $42.6 million.

Endeavour International Corporation

The components of interest expense are as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2015	2014	2015	2014
Interest expense on debt outstanding at June 30, 2015 (1)	$12,234	$-	$24,334	$-
Interest expense on debt outstanding classified as Liabilities Subject to Compromise at June 30, 2015 (2)	-	20,694	-	41,147
Interest expense on retired debt (3)	-	6,457	-	13,296
Amortization of loan costs and discount	2,119	6,671	4,357	13,376
Other interest	13	21	26	59
Gross interest expense	14,366	33,843	28,717	67,878

Less: capitalized interest	-	(2,412)	-	(4,970)

Interest expense	$14,366	$31,431	$28,717	$62,908
(1)	Interest expense related to the Amended Term Loan Facility.
(2)	Interest expense related to the Senior Notes, 5.5% Convertible Senior Notes, 7.5% Convertible Bonds and 6.5% Convertible Senior Notes.
(3)

Interest expense related to the Term Loan Facility, Revolving Credit Facility and Monetary Production Payments.  The Revolving Credit Facility was replaced by the Term Loan Facility in January 2014.  The Term Loan Facility and Revolving Credit Facility were replaced by the Amended Term Loan Facility in September 2014.

For the six months ended June 30, 2015 and 2014, we had non-cash interest expense, including amortization of loan costs and discount, of $4.4 million and $17.2 million, respectively.

Letter of Credit Fees - Letter of credit fees were $0.1 million and $2.3 million for the second quarter of 2015 and 2014, respectively.  The letter of credit fees are expenses related to reimbursement agreements which covered certain of our abandonment liabilities.  On September 30, 2014, the Combined Procurement Agreement was replaced with the Amended Term Loan Facility.  From that date forward, letter of credit fees were replaced with interest expense attributable to the Amended Term Loan Facility.

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

Endeavour International Corporation

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

Reorganization Items - Reorganization items were $6.5 million during the second quarter of 2015 and $13.4 million for the six months ended June 30, 2015.  These costs reflect the post-petition costs associated with the Company’s voluntary filing under Chapter 11 of the Bankruptcy Code and consisted entirely of professional fees.

Unrealized Gain (Loss) on Foreign Currency Exchange - The unrealized gains (losses) on foreign currency exchange are primarily attributable to the effects of foreign currency fluctuations on our abandonment liabilities which are predominantly denominated in pounds sterling.

Endeavour International Corporation

Income Taxes - The following summarizes the components of tax expense (benefit):

	U.K.	U.S.	Other	Total
Six Months Ended June 30, 2015:
Net loss before taxes	$(194,643)	$(12,860)	$(4,426)	$(211,929)

PRT tax current benefit	(642)	-	-	(642)
PRT tax deferred benefit	(12,999)	-	-	(12,999)
PRT tax benefit	(13,641)	-	-	(13,641)

Total tax benefit	(13,641)	-	-	(13,641)
Net loss	$(181,002)	$(12,860)	$(4,426)	$(198,288)

Six Months Ended June 30, 2014:
Net loss before taxes	$(37,089)	$(37,966)	$(3,332)	$(78,387)

PRT tax current expense	11,234	-	-	11,234
PRT tax deferred benefit	(7,266)	-	-	(7,266)
PRT tax expense	3,968	-	-	3,968

Corporate current benefit	(126)	-	-	(126)
Corporate deferred benefit	(685)	-	-	(685)
Corporate tax expense	(811)	-	-	(811)

Total tax expense	3,157	-	-	3,157
Net loss	$(40,246)	$(37,966)	$(3,332)	$(81,544)

Income tax benefit increased to $13.6 million from a tax expense of $3.2 million for the six months June 30, 2015 and 2014, respectively, primarily the result of the increase in net loss before taxes related to our U.K. Petroleum Revenue Tax (“PRT”) field.

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

In addition, certain of our U.K. fields are subject to a PRT rate of 50%.  Our current tax expense is related to PRT on the Alba field, our only producing field subject to PRT.  In March 2015, tax

Endeavour International Corporation

legislation was enacted that will decrease the PRT rate from 50% to 35% for years beginning on January 1, 2016.

Finance Act 2015 -  On March 26, 2015, the Finance Act 2015 received Royal Assent and was enacted by the U.K. government.  The Finance Act 2015 implemented several changes affecting our U.K. activities, including:

•	a decrease in the Supplementary Charge rate from 32% to 20%, which is retroactive to January 1, 2015;
•	a decrease in the PRT rate from 50% to 35%, beginning on January 1, 2016; and
•

introduction of an Investment Allowance which is generated by qualifying expenditures incurred from the commencement date of April 1, 2015.  Such expenditures are translated into the investment allowance by applying 62.5% to the expenditures and deducting from adjusted ring fence profits which are subject to the Supplementary Charge.  The Investment Allowance replaced all existing field allowances.

As a result of this enacted legislation, the Company recorded an $11.4 million deferred tax expense related to the decrease in the Supplementary Charge rate change during the first quarter of 2015, offset by an equal reduction in the U.K. valuation allowance which resulted in a zero net charge to the Condensed Consolidated Statements of Operations for the six months ended June 30, 2015.

The Company recorded a deferred PRT tax benefit of $7.9 million during the first quarter of 2015 related to the enacted decrease in the PRT rate for the deferred tax liabilities that will reverse subsequent to the January 1, 2016 effective date.

Furthermore, the Company recorded deferred tax expenses of $5.6 million during the second quarter of 2015 related to the enactment of the Investment Allowance and recognition of the remaining field allowances.  These charges were offset by an equal reduction in the U.K. valuation allowance which resulted in a zero net charge to the Condensed Consolidated Statements of Operations for the six months ended June 30, 2015.

Endeavour International Corporation

Disclosures About Contractual Obligations and Commercial Commitments

The following table sets forth our obligations and commitments to make future payments under our lease agreements and other long-term obligations as of  June 30, 2015:

	Payments due by Period
	Total	Less than 1 Year	1-3 Years	3-5 Years	After 5 Years
Long-Term Debt:
Principal (1)	$1,230,246	$83,746	$1,146,500	$-	$-
Interest (2) (3) (4)	341,458	203,730	137,728	-	-
Asset Retirement Obligations	59,737	18,338	11,819	571	29,009
Leases for Offices and Equipment	1,620	986	634	-	-

Total Contractual Obligations	$1,633,061	$306,800	$1,296,681	$571	$29,009
(1)

Principal on long-term debt reflects the amounts contractually obligated at June 30, 2015 at the maturity dates in effect at that time.  Principal does not reflect amounts that would be contractually obligated as a result of any reorganization under the Bankruptcy Cases.  For further information on Bankruptcy Cases, refer to Item 1 – Business.

(2)	Interest on our 7.5% convertible bonds is added to the outstanding principal balance each quarter and reflected as due upon maturity.
(3)

Interest on long-term debt reflects the amounts contractually obligated on debt outstanding at June 30, 2015.  As discussed above in Interest Expense and Other, we ceased recording interest expense subsequent to the Petition Date related to all liabilities classified as Liabilities Subject to Compromise within our condensed consolidated financial statements.

(4)

Interest presented in the column “Less than 1 Year” includes $71.3 million in interest payments due on September 2, 2014, December 1, 2014, January 15, 2015, March 1, 2015 and June 1, 2015 related to the Notes which the Company decided not to pay.

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

In May 2014, the FASB issued a new standard on revenue recognition.  The new revenue recognition standard provides a five-step analysis of transactions to determine when and how revenue is recognized.  The core principle of the guidance is that an entity should recognize

Endeavour International Corporation

revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services.  In July 2015, the FASB finalized the delay of the effective date by one year, making the new standard effective for interim periods and annual period beginning after December 15, 2017.  This ASU can be adopted either retrospectively or as a cumulative-effect adjustment as of the date of adoption; however, entities that are reporting under U.S. GAAP are not permitted to adopt the standard earlier than the original effective date for public entities (that is, no earlier than 2018 for calendar year-end entities).  We are currently evaluating the effect that adopting this guidance will have on our financial position, results of operations or cash flows.

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

Endeavour International Corporation

Reconciliations of net loss to Net Loss, as  Adjusted and Adjusted EBITDA are provided below:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2015	2014	2015	2014
Net loss	$(87,627)	$(36,673)	$(198,288)	$(81,544)
Impairment of oil and gas properties (1)	42,932	-	133,019	-
Unrealized gains on derivatives (2)	-	(2,010)	-	(4,669)
Loss on early extinguishment of financing agreements (net of tax) (3)	-	-	-	1,220
Litigation settlement expense (1)	-	-	-	19,034

Net Loss, as Adjusted	$(44,695)	$(38,683)	$(65,269)	$(65,959)

Net loss	$(87,627)	$(36,673)	$(198,288)	$(81,544)
Unrealized gains on derivatives	-	(2,010)	-	(4,669)
Net interest expense	14,341	31,425	28,683	62,892
Letter of credit fees	62	2,270	120	6,059
Depreciation, depletion and amortization	54,592	32,251	111,153	77,220
Impairment of oil and gas properties	42,932	-	133,019	-
Loss on early extinguishment of financing agreements	-	-	-	3,543
Litigation settlement expense	-	-	-	19,034
Reorganization items	6,535	-	13,401	-
Income tax expense (benefit)	(1,500)	(412)	(13,641)	3,157

Adjusted EBITDA	$29,335	$26,851	$74,447	$85,692

(1)	We included no tax benefit as there was no assurance that we could generate any U.K. or U.S. taxable earnings.
(2)

During 2014, since the unrealized gains on derivatives were related to liabilities other than the U.K., we recognized no tax benefits as there was no assurance that we could generate any taxable earnings.

(3)	Net of tax expense of none, none, none and $2,323, respectively.

Endeavour International Corporation

Liquidity and Capital Resources

The following table summarizes our net cash flows from operating, investing and financing activities for the periods indicated.  For additional details regarding the components of our primary cash flow amounts, see the Condensed Consolidated Statements of Cash Flows under Item 1 of this report.

	Six Months Ended June 30,
	2015	2014
Net cash provided by (used in) operating activities	$(12,138)	$59,930
Net cash used in investing activities	$(21,198)	$(27,865)
Net cash provided by financing activities	$-	$16,402

Operating Activities

The net cash flows provided by operating activities are primarily impacted by the earnings from our business activities.  The net cash flows used in operating activities were $12.1 million for the six months ended June 30, 2015 compared to cash provided by operating activities of $59.9 million for the six months ended months ended June 30, 2014.  The decrease was primarily attributable to decreased commodity pricing and reorganization items incurred during the six months ended June 30, 2015 offset by insurance proceeds received in the same period.

We are primarily dependent upon our three fields in the U.K. – Alba, Bacchus and Rochelle – for our cash flows from operations.  If we incur delays in production, such as those resulting from the previous compressor and mechanical issues experienced at the Scott platform discussed in “Drilling Program,” it will negatively impact our operating cash flows.

During the pendency of the Bankruptcy Cases, we expect that our primary sources of liquidity will continue to be cash on hand and cash flows from operations.  In addition, the negative covenants under the Amended Term Loan Facility restrict us from obtaining additional capital, including limits on intercompany transfers.

In addition to the cash requirements necessary to fund ongoing operations, we have incurred and continue to incur significant professional fees and other costs in connection with preparation and handling of the Bankruptcy Cases.  Cash paid for reorganization items during the six months ended June 30, 2015 was $12.8 million.  We anticipate that we will continue to incur significant professional fees and costs during the pendency of the Bankruptcy Cases.

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

Endeavour International Corporation

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

Investing Activities

The net cash flows used in investing activities was $21.2 million for the six months ended June 30, 2015 compared to $27.9 million used in investing activities for the six months ended June 30, 2014.  The decrease was primarily the result of significant decreases in our capital activities between the six months ended June 30, 2014 and 2015, partially offset by facilities and pipeline tie-in work on the Wiley well and replacement of the water injection pipeline at Alba during the six months ended June 30, 2015 (see “Drilling Program” below).

Financing Activities

Notwithstanding the Chapter 11 bankruptcy filing, servicing our existing debt and other long-term obligations would require a significant portion of our cash flow from operations and available cash on hand.  As of June 30, 2015, we had $1,230.2 million in outstanding indebtedness.  Our ability to continue as a going concern is dependent on many factors, including, among other things: (i) the cost, duration and outcome of the Bankruptcy Cases; (ii) our ability to maintain adequate cash on hand and generate cash from operations; (iii) our ability to maintain compliance with debt covenant requirements of the Amended Term Loan Facility; and (iv) our ability to achieve profitability following a restructuring.  The accompanying condensed consolidated financial statements do not include any adjustments that might be necessary if our actions to address these factors are not successful.

As discussed in “Disclosures About Contractual Obligations and Commercial Commitments”  above, we did not make our September 2, 2014, December 1, 2014, January 15, 2015, March 1, 2015 and June 1, 2015 interest payment on the First Priority Notes, Second Priority Notes and 6.5% Convertible Senior Notes.  In addition, the Bankruptcy Filing constituted an event of default for all of our debt with the exception of the Amended Term Loan Facility.  As agreed with the Consenting Debt Holders in the RSA, each Significant Debt Holder agreed to forebear from the exercise of any rights or remedies afforded it by the respective indenture.  As the RSA

Endeavour International Corporation

was terminated on April 29, 2015, the Consenting Debt Holders fully reserve any and all of their rights.

Our financing activities during the six months ended June 30, 2014 were as follows:

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

We had no financing activities during the six months ended June 30, 2015.

Refer to Note 3 – Voluntary Reorganization Under Chapter 11 – Subsequent Event for the expected impact of the consummation of the APA and Settlement Agreement on our financing activities.

Endeavour International Corporation

Drilling Program

Our capital expenditures were as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2015	2014	2015	2014
Direct Oil & Gas Capital Expenditures:
U.K.	$6,535	$10,554	$17,801	$20,773
U.S.	1,351	1,072	5,100	2,197
Total Direct Oil and Gas Capital Expenditures	7,886	11,626	22,901	22,970

Capitalized G&A, Interest and Other	1,294	5,285	3,726	10,952

Increase (Decrease) in Asset ‑Retirement Costs(1)	(23,447)	-	(23,447)	4,788

Total Capital Expenditures	$(14,267)	$16,911	$3,180	$38,710

Asset Retirement Obligations Paid	$14,478	$4,054	$25,177	$20,601
(1)

The decrease in asset retirement costs during the second quarter of 2015 is primarily attributable to lower rig costs, improved efficiencies for the abandonment work to be performed and exchange rate fluctuations.

United Kingdom Capital Program

Prior to 2014, our capital program was focused on two large projects in the North Sea, the Bacchus and Rochelle fields, as well as infill drilling at Alba.  With the completion of these development projects, our 2015 and 2014 capital expenditures have shifted to maintenance and infill drilling as discussed below.

Alba

We own a 25.68% working interest in Alba, an oil field.  Alba has a one to two well per year drilling program.  In 2014 we completed one development well which spud during the second quarter of 2014, with first production beginning in August 2014.  In the six months ended June 30, 2015, no wells were drilled, but an additional development well is scheduled to be drilled during the second half of 2015.

In April 2015, work was completed on the repair of the water injection pipeline supplying pressure to the southern area of the field, which positively impacted the production from the affected subsea wells.

Endeavour International Corporation

During the second quarter of 2015, we settled our insurance claim to recover certain loss of production income and property settlement claims related to the Alba water injection pipeline for a total of $29.2 million, including $13.0 million during the fourth quarter of 2014, $8.4 million during the first quarter of 2015 and $7.8 million during the second quarter of 2015.  Insurance proceeds have been recorded as a reduction in capital expenditures or an offsetting amount to operating expenses, depending on the nature of the cost recovery.

Bacchus

We own a 30% working interest in Bacchus, an oil field.  Currently there are two gas-lifted wells producing, and the field has experienced a slower decline curve than originally forecasted.

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

During the six months ended June 30, 2015, Rochelle was shut-in on January 31, 2015 for a planned seven day shutdown to tie-in an additional compressor on the Scott Platform to increase reliability.  Issues with the existing compressor and mechanical issues at the platform delayed the restart.  As a result, Rochelle had approximately six weeks of downtime during the six months ended June 30, 2015.

If we continue to experience unanticipated downtime, our future daily production rates and associates revenue and liquidity could also be negatively impacted.

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

Endeavour International Corporation

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

At June 30, 2015, we had approximately 26,000 gross acres and 12,800 net acres in the Pennsylvania Marcellus area.  In the first quarter of 2015, we drilled two new horizontal wells to maintain our leasehold.  One of those wells was successfully cased and the other was plugged and abandoned following mechanical issues.  We expect to complete the successfully cased well at a later date.  The costs of these wells are carried by Samson and do not require us to contribute capital towards their drilling and completion.

Niobrara Play

In the Piceance Basin Rim play in Northwest Colorado, Endeavour has leasehold of approximately 32,100 gross and 21,200 net acres as of June 30, 2015.  Endeavour is targeting liquids-rich Niobrara and Frontier objectives.  The Company has a federal unit and drilled an initial horizontal test in the Niobrara target zone during third quarter of 2014.  The Wiley 23-3-97 H1 horizontal well in Rio Blanco County (“Wiley well”) was spud in July 2014, reached total depth in August 2014 and was hydraulically fracture stimulated in October 2014.  In November to December 2014, a 23-day average flowback rate of 602 barrels of oil per day gross plus 1.3 to 1.8 mmcfd was achieved, with a peak daily oil rate of 805 barrels of oil per day gross.  In December 2014, we shut in the Wiley well to complete the production facilities and gas pipeline tie-in.  The facilities and pipeline tie-in were successfully completed in the first quarter of 2015.  Oil production resumed in late March 2015 and gas production began on April 1, 2015.

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

Endeavour International Corporation

generated from operations.

Decommissioning Expenditures

Production from each of our Ivanhoe, Rob Roy, Hamish (collectively, “IVRRH”), Renee, Rubie and Goldeneye fields has ceased and we have performed maintenance and decommissioning activities over the last several years.  For the six months ended June 30, 2015, we spent $26.3 million in decommissioning costs.    We expect to incur approximately $32 million in decommissioning charges during 2015.  Costs incurred during 2015 will complete the IVRRH abandonment obligations and begin the Renee and Rubie abandonment obligations.  In addition, certain decommissioning security agreements require us to put up security, which causes us to incur further costs and dedication of capital.

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

Endeavour International Corporation

These risks, contingencies and uncertainties, which may not be exhaustive, relate to, among other matters, the following:

•	risks and uncertainties associated with the Bankruptcy Cases and related liquidity concerns;
•	the significant decline in, and volatility of, oil and gas prices;
•	discovery, estimation, development and replacement of oil and gas reserves;
•	decreases in proved reserves due to technical or economic factors;
•	drilling of wells and other planned exploitation activities;
•	our high level of indebtedness and debt service costs;
•	adverse weather conditions;
•	uncertainties related to drilling and production operations;
•	timing and amount of future production of oil and gas;
•	ability to flow our production through aging infrastructure in the U.K. North Sea that is owned by others;
•	availability and terms of capital;
•	operating costs such as lease operating expenses, administrative costs and other expenses;
•	our future operating or financial results;
•	amount, nature and timing of capital expenditures, including future development costs;
•	cash flow and anticipated liquidity;
•	availability of drilling and production equipment;
•	cost and access to natural gas gathering, treatment and pipeline facilities;
•	environmental hazards, such as natural gas leaks, oil spills and discharges of toxic gases;
•	business strategy and the availability of acquisition opportunities; and
•	factors not known to us at this time.

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

Endeavour International Corporation

Item 3:  Quantitative and Qualitative Disclosures about Market Risk

Commodity Price Risk

We produce and sell crude oil and natural gas.  Realized pricing is primarily driven by the prevailing worldwide price for crude oil and regional gas spot market prices that have been volatile and unpredictable for several years.  As a result, our financial results can be significantly impacted as these commodity prices fluctuate widely in response to changing market forces.  We may engage in oil and gas hedging activities to realize commodity prices which we consider favorable; however, we had no such instruments in place during the six months ended June 30, 2015.

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

(ii)	that our disclosure controls and procedures were effective as of June 30, 2015.

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

Item 3:  Defaults upon Senior Securities

The U.S. Debtors’ Chapter 11 filings constituted an event of default under our debt covenants related to the Senior Notes, 5.5% Convertible Senior Notes, 7.5% Convertible Bonds and 6.5% Convertible Senior Notes.

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
10.1

Asset Purchase Agreement, dated as of August 3, 2015, by and among the Company, EOC, the Agent, and the Priority Noteholders (Incorporated by reference to Exhibit 99.1 of our Current Report on Form 8-K (Commission File No. 001-32212) filed on August 4, 2015).

10.2

Settlement Agreement, dated as of August 3, 2015, by and among the Company, EOC, ECC, the Priority Noteholders and the Ad Hoc Group (Incorporated by reference to Exhibit 99.2 of our Current Report on Form 8-K (Commission File No. 001-32212) filed on August 4, 2015).

*31.1	Certification of James J. Emme, Co-Principal Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
*31.2	Certification of Catherine L. Stubbs, Co-Principal Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
*31.3	Certification of Derek Neilson, Co-Principal Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
*31.4	Certification of Catherine L. Stubbs, Principal Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Endeavour International Corporation

Exhibit Number	Description
**32.1	Certification of James J. Emme, Co-Principal Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
**32.2	Certification of Catherine L. Stubbs, Co-Principal Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
**32.3	Certification of Derek Neilson, Co-Principal Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
**32.4	Certification of Catherine L. Stubbs, Principal Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
*101.INS	XBRL Instance Document.
*101.SCH	XBRL Taxonomy Extension Schema Document.
*101.CAL	XBRL Taxonomy Extension Calculation Linkbase.
*101.DEF	XBRL Taxonomy Extension Definition Linkbase.
*101.LAB	XBRL Taxonomy Extension Label Linkbase.
*101.PRE	XBRL Taxonomy Extension Presentation Linkbase.

*	Filed herewith.
**	Furnished herewith.

Endeavour International Corporation

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Endeavour International Corporation

Date: August 7, 2015	/s/ Catherine L. Stubbs
Catherine L. Stubbs
Senior Vice President and
Chief Financial Officer
(Principal Financial Officer)